Form 10KSB
period 1998-06-30
CORGENIX MEDICAL CORP/CO
filed 1998-09-28
CIK 1063665

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                    FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                      FOR THE FISCAL YEAR ENDED JUNE 30, 1998

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the transition period from                      to

                          COMMISSION FILE NUMBER 000-24541


                            CORGENIX MEDICAL CORPORATION
                   (Name of Small Business Issuer in its charter)

                   NEVADA                               93-1223466
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


                  12061 TEJON STREET, WESTMINSTER, COLORADO 80234
            (Address of principal executive offices, including zip code)

                                   (303) 457-4345
                  (Issuer's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:
     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes / /    No  /X/

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for its most recent fiscal year were:   $2,592,175

The aggregate market value of the voting stock held by non-affiliates of the issuer was $ - as of September 1, 1998.

The number of shares of Common Stock outstanding was 12,027,259 as of September 1, 1998.

Transitional Small Business Disclosure Format.     Yes / /     No /X/

                        DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Items 9, 10 and 11 of Part III are incorporated by reference from the definitive proxy statement of Corgenix Medical Corporation to be filed within 120 days after June 30, 1998.

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     CERTAIN TERMS USED HEREIN ARE DEFINED IN THE GLOSSARY THAT FOLLOWS AT THE
       END OF THIS PART.

     COMPANY OVERVIEW

     Corgenix Medical Corporation ("Corgenix" or the "Company") is a diagnostic biotechnology company whose principal focus has been the discovery and development of novel diagnostic markers for the detection and management of important immunological disorders. Until May 22, 1998, this business was conducted by and under the name of REAADS Medical Products, Inc., a Delaware
corporation ("REAADS").   On May 22, 1998, REAADS became a subsidiary of
Corgenix, and its name was changed to Corgenix, Inc., when a wholly owned subsidiary of the Company merged (the "Merger") with and into REAADS. In connection with the Merger, the Company issued to the REAADS stockholders a total of 6,120,000 shares of the Company's common stock, $.001 par value (the "Common Stock"), together with the contingent obligation to issue up to 4,000,000 additional shares of Common Stock upon the occurrence (or non-occurrence) of certain events. In addition, the REAADS management assumed the management of the Company. See "Part III. Item 12. Certain Relationships and Related Transactions -- Contingent Common Stock."

     The Company was incorporated under the name Benjun Chemicals Inc. on April 22, 1994 as a wholly owned subsidiary of Superior Equities Limited
(the "Predecessor"). The Predecessor was incorporated on April 9, 1985 under the laws of the Province of British Columbia, Canada. In 1987 and 1991, the Predecessor issued a total of 1,957,259 shares of its common stock in two private placements to sophisticated investors in the Province of British Columbia, Canada. On April 27, 1994, the shareholders of the Predecessor exchanged all of the outstanding shares of common stock of the Predecessor on a one-for-one basis for shares of common stock in the Company, and on March 5, 1996, the Company changed its name to Gray Wolf Technologies, Inc. ("Gray Wolf"). During the three fiscal years prior to the Merger, Mike M. Mustafoglu, a current director of the Company, was a director and the president and treasurer of Gray Wolf. However, from the time of the Predecessor's incorporation until the Merger, neither the Predecessor nor the Company engaged in any significant business activity other than the search for acquisition opportunities, and in the three fiscal years prior to the Merger, the Company did not have any significant assets or liabilities.

     In connection with the Merger, the Company offered and sold in a private transaction (the "Offering") 3,950,000 shares of Common Stock for gross proceeds of $1,000,000. The net proceeds of such sale, which were approximately $720,000, were used by the Company to redeem certain preferred stock of REAADS in connection with the Merger, to repay debt, to reduce accounts payable and for working capital.

     Immediately following the Merger and the Offering, the Common Stock was held by the following groups of persons in the approximate percentages indicated:



      STOCKHOLDERS(1)                  NUMBER OF SHARES        PERCENTAGE OWNERSHIP(1)

 Former REAADS Stockholders(2)             6,120,000                    50.3%

 Former Gray Wolf Stockholders             1,957,259                    16.1%

 Offering Stockholders                     3,950,000                    32.4%


(1) Excludes 153,000 shares held by TransGlobal Financial Corporation ("TGF"), a consultant to the Company, which were received by TGF in consideration of financial advisory services provided to Gray Wolf in connection with the Merger.
(2) Assumes that the former REAADS stockholders will not receive up to 4,000,000 shares of contingent Common Stock. Such contingent Common Stock is issuable to the former REAADS stockholders upon the occurrence or non-occurrence of certain events. See "Part III. Item 12. Certain
     Relationships and Related Transactions -- Contingent Common Stock."   If
     all of such contingent Common Stock had been issued to the former REAADS stockholders at the time of the Merger, the former REAADS Stockholders, the former Gray Wolf Stockholders, and the Offering

     Stockholders would have held approximately 62.5%, 12.1% and 24.4% of the outstanding shares of Common Stock, respectively.

The determination of the consideration, including the contingent Common Stock, paid or payable to the former REAADS stockholders and the determination of the purchase price of the Common Stock sold in the Offering was made in consultation with the Company's and REAADS' financial advisors.

     Also in connection with the Merger, the Company entered into a consulting agreement with TransGlobal Financial Corporation ("TGF"). The president and controlling shareholder of TGF is Mike M. Mustafoglu, who also serves as a director of the Company. Under the terms of the consulting agreement, TGF provides advice to the Company regarding financial and business matters, including assistance with fundraising to implement the Company's business plans, review and assessment of capitalization, merger and acquisition prospects, and other transactions, on an exclusive basis. The consulting agreement is effective for a three-year term ending May 22, 2001. TGF's fee for its financial and business advisory services is $180,000.00 (payable in 36 monthly installments of $5,000) plus a transaction fee equal to a percentage of any funds committed to the Company, the value of any acquisition, or the income generated by any joint venture, in each case to the extent that TGF assisted the
Company in obtaining such funds, acquisition or venture.   See "Part III. Item
12.  Certain Relationships and Related Transactions -- TGF Consulting
Agreement."

     The Company's consulting agreement with TGF also requires the Company to nominate for election two designees selected by TGF to the Company's Board of Directors each year during the term of the agreement, and requires that there shall be no more than five directors of the Company unless TGF consents to a greater number. The consulting agreement also requires the Company to obtain TGF's consent to the issuance of more than 5% of any class of its equity securities. See "Part III. Item 12. Certain Relationships and Related Transactions -- TGF Consulting Agreement."

     The Company is also a party to an option agreement with TGF, whereby TGF has the option to purchase 1,000,000 units, each unit comprised of one share of the Company's authorized but unissued Series A 5% Convertible Preferred Stock and one warrant to purchase one share of Common Stock at an exercise price of $2.00, for an aggregate purchase price of $1,000,000. See "Part III. Item 12. Certain Relationships and Related Transactions -- Option Agreement."

     BUSINESS OVERVIEW

     The Company's research program has resulted in the successful development of 23 products currently used in clinical laboratories for the diagnosis and/or monitoring of four important areas of health care:

     - Autoimmune disorders (diseases in which an individual creates antibodies to one's self, for example systemic lupus erythematosus ("SLE") and rheumatoid arthritis ("RA"));

     - Vascular diseases (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion);

     -    Bone and joint diseases (such as osteoporosis and osteoarthritis); and

     -    Liver diseases (cirrhosis and transplanted organ rejection).

     In addition to its current products, the Company is actively developing new laboratory tests in other important diagnostic testing areas. See "-- Chugai Strategic Relationship" and "-- Other Strategic Relationships." In this connection, the Company manufactures and markets to clinical laboratories and other testing sites worldwide. Its customers include large and emerging health care companies such as Chugai Diagnostics Science ("Chugai"), a wholly owned subsidiary of Chugai Pharmaceuticals Co., Ltd. ("Chugai Pharma"), which owns approximately 4.6% of the Common Stock of the Company. See "-- Chugai Strategic Relationship."

     Corgenix products are based on its patented and proprietary application of Enzyme Linked ImmunoSorbent Assay ("ELISA") technology, a clinical testing methodology commonly used worldwide. All of the Company's current products are based on this platform technology in a delivery format convenient for clinical testing laboratories. The delivery format ("Microplate") allows the testing of up to 96 samples per plate, and is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories. The availability and broad acceptance of ELISA Microplate products reduces entry barriers worldwide for the Company's new products that employ this technology and delivery format. Corgenix's products are sold as "kits" that include all of the materials required to perform the test except for routine laboratory chemicals and instrumentation. A test using ELISA technology involves a series of reagent additions into the Microplate triggering a complex immunological reaction in which a resulting color occurs. The amount of color developed in the final step of the test is directly proportional to the amount of the specific marker being tested for in the patient or unknown sample. The amount of color is measured and the results calculated using laboratory instrumentation. The Corgenix technology specifies a process by which biological materials are attached to the fixed surface of a diagnostic test platform. Products developed using this unique attachment method typically demonstrate a more uniform and stable molecular configuration, providing a longer average shelf life, increased accuracy and superior specificity than the products of the Company's competitors.

     Corgenix's diagnostic tests are intended to aid in the identification of the causes of illness and disease, enabling a physician to select appropriate patient therapy. Internally and through collaborative arrangements, the Company is developing additional products that are intended to broaden the range of applications for its existing products and to result in the introduction of new products. Corgenix is specifically engaged in the development of a line of diagnostic products that applies the ELISA technology into a different testing format. This format involves the addition of a single patient sample into a test system in which color is developed in a very short period of time with a minimal number of reagents. This format, unlike the Microplate format, does not require instrumentation and is better suited for testing outside of a typical testing laboratory. Testing can be performed by medical personnel such as physicians and nurses, but also can be designed so that testing can by performed directly by the patient. This format is referred to as rapid testing ("Rapid Test") as the results are available in only a few minutes.

     Products developed in a Rapid Test format allow the prompt detection of a variety of medical conditions. Development of this product line will enable the Company to expand its product base beyond the conventional testing laboratory into point of care ("POC") market segments, which include physician's office laboratories ("POL"), and also directly to the medical consumer through retail distribution, referred to as over-the counter ("OTC").

     Since 1990, Corgenix's sales force and distribution partners have sold over 10 million tests worldwide under the REAADS label, as well as labels of other companies under private label, or original equipment manufacture ("OEM"), agreements. An integral part of Corgenix's strategy is to work with corporate partners to develop market opportunities and access important resources. In this regard, Corgenix has established strategic relationships with a number of companies, including Chugai, Cambridge Life Sciences ("Cambridge"), a division of Byk Gulden located in Cambridge, UK, and Helena Laboratories Corporation ("Helena"), a privately held company located in Beaumont, Texas. Corgenix believes that its relationships with these and other potential partners will enable Corgenix to enhance its menu of diagnostic products and accelerate its ability to penetrate the worldwide markets for new products

     The Company currently uses the REAADS trademarks and tradenames in the sale of its products.

     INDUSTRY OVERVIEW

     In vitro diagnostic ("IVD") testing is the process of analyzing the components of a wide variety of body fluids outside of the body to identify the presence of markers for diseases or other human health conditions. The worldwide human health IVD market consists of reference laboratory and hospital laboratory testing, testing in physician offices and the emerging OTC market, in which testing is done at home by the consumer.

     Traditionally, diagnostic testing has been performed in large, high-volume commercial or hospital-based laboratories using instruments operated by skilled technicians. Corgenix products in a Microplate format are designed for such instrumentation and are marketed to these types of laboratories. The instrumentation and supportive equipment required to use the Corgenix ELISA tests is relatively simple, and typically is used by a laboratory for many different products.

     One of the fastest growing segments of the human health IVD market is the market for highly accurate tests that can be used logistically close to the point of patient care (such as clinics, physician offices, homes, patient bedsides and emergency rooms) as well as in laboratories. The growth in this POC market is primarily due to pressure on health care providers to reduce the overall cost of health care as well as the availability of technology that enables health care providers to process tests on-site, rather than sending them to remote laboratories. POC testing helps to reduce overall health care delivery costs and can improve patient outcomes by enabling the primary caregiver to determine a diagnosis of the medical condition during the patient's initial visit, minimizing the time to medical intervention and reducing the need for additional patient follow-up.

     The IVD industry has undergone major consolidation over the last few years. As a result, the industry is characterized by a small number of large companies or divisions of large companies that manufacture and sell numerous diagnostic products incorporating a variety of technologies. In addition, there are many small diagnostic companies, which generally have limited resources to commercialize new products. As a result of technological fragmentation and customer support requirements, Corgenix believes that there may be a substantial competitive advantage for companies with unique and differentiated technologies that can be used to generate a broad menu of diagnostic products and that have developed successful customer support systems.

     STRATEGY

     Corgenix's primary objective is to apply its proprietary ELISA technology to the development and commercialization of products for use in a variety of markets. Corgenix's strategies for achieving this objective include the following:

     APPLY THE COMPANY'S ELISA TECHNOLOGY TO ADDITIONAL DIAGNOSTIC MARKETS. Corgenix has focused its resources on development of highly accurate tests in the Microplate format for sale to clinical testing laboratories. The Company believes it can expand its market focus with the addition of new tests complementary to the current product line.

     DEVELOP A LINE OF RAPID TESTS USING THE COMPANY'S ELISA TECHNOLOGY. The Company intends to broaden the ELISA application into a line of Rapid Tests enabling expansion into new market areas including POC and OTC.

     EXPAND INTO ADDITIONAL LARGE DIAGNOSTIC MARKET. Corgenix has focused its product development and sales efforts on the human diagnostic market in autoimmunity, bone and joint disease, vascular disease, and liver disease. The Company intends to target other large indication human health applications (such as cancer, infectious diseases and critical care diagnostic tests) through both expanded internal research and development efforts and collaborations with strategic partners.

     LEVERAGE SALES AND MARKETING RESOURCES. Corgenix maintains a nationwide marketing and sales organization, which is experienced in selling diagnostic tests into the laboratory market. The Company expects to expand this sales organization, adding distribution channels into the outpatient market. The Company will also expand its product menu with more high value, quality products through internal development, acquisition or in-licensing of complementary products and technologies.

     CONTINUE TO DEVELOP STRATEGIC ALLIANCES TO LEVERAGE COMPANY RESOURCES. Corgenix has developed, and expects to continue to develop, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage its technology, expand its product menu and maximize the use of its sales force.

     PURSUE SYNERGISTIC PRODUCT AND/OR TECHNOLOGY ACQUISITIONS. Corgenix intends to proactively evaluate strategic acquisitions of companies, technologies and product lines where the Company identifies a strategic opportunity to expand its core business while increasing revenues and earnings from these new technologies.

     PRODUCTS AND MARKETS

     Corgenix and its distribution partners are currently selling ELISA tests in major markets worldwide. To date, Corgenix's sales force and distribution partners have sold over 10 million tests since Corgenix first received product marketing clearance from the United States Food and Drug Administration (the "FDA") for the first anti-cardiolipin antibody ("aCL") test in 1990. Several peer reviewed medical publications, abstracts and symposia have been presented on the favorable technical differentiation of Corgenix's tests over competitive products.

     To extend the product offering for current product lines, and to complement its premium-priced, existing assays, Corgenix will continue to add products from strategic partners. Corgenix's current product menu, commercialized under the trademark "REAADS," includes the following:

     AUTOIMMUNE DISEASE PRODUCTS

     Corgenix's ELISA Autoimmune Disease Product line consists of nine products including a screening test for antinuclear antibodies (ANA), and specific tests to measure antibodies to rheumatoid factor, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1 and anti-Scl-70. The products are used for the diagnosis and monitoring of autoimmune diseases including RA, SLE, Mixed Connective Tissue Disease, Sjogren's Syndrome, Dermatopolymyositis and Scleroderma.

     The Company's autoimmune disease products are formatted in the ELISA Microplate format, and are differentiated from the competition by their user convenience. Historically, diagnostic tests utilized antiquated technologies that presented significant limitations for the clinical laboratory environment, including greater labor requirements and the need for a subjective interpretation of the results. Corgenix's ELISA Autoimmune Tests overcome these technology shortfalls, permitting a clinical laboratory to automate its tests, lowering the laboratory's labor costs as well as providing objectivity to test result interpretation.

     ANTIPHOSPHOLIPID ANTIBODY TESTING PRODUCTS

     The Company has five products for antiphospholipid antibody testing, which in 1997 represented over 58% of Corgenix's total product sales. These include aCL IgG, aCL IgA, aCL IgM, anti-phosphatidylserine ("aPS") IgG and aPS IgM. These tests are used in the diagnosis of SLE, antiphospholipid syndrome and thrombosis. The Company has completed the development and clinical testing of three additional test kits that detect human antibodies to B2-Glycoprotein I, and has made Premarket Notification 510(k) submissions to the FDA with respect to these products. Upon receipt of marketing clearance letters from the FDA, the Company expects to manufacture, distribute and market these three new tests to clinical laboratories worldwide.

     Antiphospholipid antibodies are measured in clinical laboratories primarily using ELISA technology with cardiolipin as the most commonly used antigen. High levels of these antibodies are seen in venous and arterial thrombosis, thrombocytopenia and/or recurrent abortion, now considered the main clinical criteria for the diagnosis of a clinical entity referred to as the antiphospholipid syndrome. The antiphospholipid syndrome may be seen in association with an underlying disease (i.e. autoimmune such as SLE or SLE-like disease), or may be seen in patients without any obvious or apparent disease. When high serum levels of antiphospholipid antibodies are found in individuals without any clinical manifestations, it is regarded as an important risk factor for the development of antiphospholipid syndrome.

     The importance of the antiphospholipid syndrome resides in its association with serious clinical manifestations such as chronic and recurrent venous (deep vein) thrombosis, as well as arterial thromboembolic disease including heart attacks, strokes and pulmonary embolism. Thrombocytopenia has been attributed to the temporary removal of platelets from circulation during a thrombotic episode (clot formation).

     VASCULAR DISEASE PRODUCTS

     The Company markets seven tests for vascular diseases. Three products (Protein C Antigen ELISA, Protein S Antigen ELISA and von Willebrand Factor Antigen ELISA) are manufactured by Corgenix, and four others (ABP von Willebrand Factor Activity Test, GTI Platelet Factor 4 Test, and the ABS Thrombus Precursor Protein and Functional

Intact Fibrinogen kits) are manufactured for Corgenix by other companies. These products are useful in the diagnosis of certain clotting and bleeding disorders including von Willebrand's Disease (Hemophilia B).

     Hemostasis (the normal stable condition in which there is neither excessive bleeding nor excessive clotting) is maintained in the body by the complex interaction of the endothelial cells of blood vessels, coagulation cells such as platelets, coagulation factors, lipids (cholesterol) and antibodies (autoantibodies). All play important roles in maintaining this hemostasis. In clinical situations in which an individual demonstrates excessive clotting or bleeding, a group of laboratory tests is typically performed to assess the source of the disorder using the tests marketed by the Company.

     BONE AND JOINT DISEASE PRODUCTS; LIVER DISEASE PRODUCTS

     The Company developed and manufactures the Chugai Hyaluronic Acid ("Hyaluronic Acid" or "HA") Test in a Microplate format in collaboration with Chugai. This product is currently distributed through the Chugai distribution network in Japan, and through the Company's United Kingdom subsidiary in the United Kingdom, and is used in the diagnosis and monitoring of rheumatoid arthritis and liver cirrhosis.

     Hyaluronic Acid is a component of the matrix of connective tissues, found in synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and may leak into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement.

     TECHNOLOGY

     The Corgenix ELISA application technology was developed to provide the clinical laboratory with a more sensitive, specific, and objective technology to measure clinically relevant antibodies in patient serum samples. High levels of these antibodies are frequently found in individuals suffering from various immunological diseases, and their serologic determination is useful not only for specific diagnosis but also for assessing disease activity and/or response to treatment. To accomplish these objectives, the current Corgenix product line applies the ELISA technology in a 96-Microplate format as a delivery system. ELISA provides a solid surface to which purified antigens are attached, allowing their interaction with specific autoantibodies during incubation. This antigen-antibody interaction is then objectively measured by reading the intensity of color generated by an enzyme-conjugated secondary antibody and a chemical substrate added to the system.

     The Corgenix technology overcomes two basic problems seen in many other ELISA systems. First, the material coated onto the plate can be consistently coated without causing significant alteration of the molecular structure (which ensures maintenance of immunologic reactivity), and the stability of these coated antigens on the surface can be maintained (which provides a product shelf life acceptable for commercial purposes). Corgenix's proprietary immunoassay technology is useful in the manufacture of ELISA test kits for the detection of many analytes for the diagnosis and management of immunological diseases. This same ELISA technology will also be applied to the Rapid Test products allowing entry into additional market segments.

     The Corgenix technology results in products demonstrating performance characteristics that exceed those of competitive testing procedures. Many testing laboratories worldwide subscribe to external quality control schemes or programs conducted by independent, third- party organizations. These programs typically involve the laboratory receiving unknown test samples on a routine basis, performing certain diagnostic tests on the samples, and providing results of their testing to the third party. Reports are generally provided by the third party that tells the testing laboratory how it compares to other testing laboratories in the program. Several of the Company's products are included in a third-party survey periodically conducted by an unaffiliated entity, and Corgenix's products routinely demonstrate the best standard deviation for its products when compared to other manufacturers included in such survey.

     A Corgenix product typically requires less hands-on time by laboratory personnel and provides an objective, quantitative or semi-quantitative interpretation to improve and standardize the clinical significance of results. The

Corgenix proprietary technology will continue to be the mainstay for future Corgenix diagnostic products. Most of the products in development will incorporate the basic Corgenix technology, even in alternate delivery formats (including Rapid Test products).

     Additional technologies may be required for some of the newly identified tests, particularly for the POC business. Management believes that, in additional to internal expertise, most technology and delivery system requirements are available through joint venture or licensing arrangements or through acquisition.

     DELIVERY SYSTEMS

     All of the current Corgenix products employ the Microplate delivery system using ELISA technology. This format is universally accepted in clinical laboratory testing and requires routine equipment currently available in most clinical labs.

     The Company is developing a line of Rapid Test products configured as single test delivery systems. These products will be intended for testing by a physician or other medical personnel at the patient's bedside, for example in an emergency room setting, a general care unit, or an ICU or specialized treatment site. In this case a sample is obtained from the patient and applied directly to a test module so that results can be read immediately. Rapid Tests can also be configured in a format for home testing for sale directly to the consumer through OTC retail outlets, such as pharmacies.

     SALES AND MARKETING

     Corgenix currently markets and sells its products to the traditional clinical laboratory market, both hospital based and free standing laboratories. The Company utilizes a diverse distribution program for its products. Corgenix labeled products are sold directly to testing laboratories in the United States through 14 sales representatives.

     Internationally, Corgenix labeled products are sold through established diagnostic companies in Austria, Belgium, Canada, Denmark, Egypt, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Kuwait, Mexico, Norway, Peoples Republic of China, Peru, Portugal, Saudi Arabia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Discussions are underway that are expected to provide access to additional markets in Europe, South America, Asia and the Pacific Rim. Corgenix's agreements with its international distribution partners are on terms that are generally terminable by Corgenix if the distributor fails to achieve certain sales targets. The Company also has established private labeled product agreements with several United States and European companies. The Company has international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate.

     The Company has an active marketing and promotion program for its diagnostic testing products. Corgenix publishes technical and marketing promotional materials, which it distributes to current and potential customers. The Company attends major industry trade shows and conferences, and the Company's scientific staff actively publishes articles and technical abstracts in peer review journals.

     With the planned expansion into a Rapid Test product line, Corgenix expects to expand its distribution network to sell into the outpatient primary care market.

     MANUFACTURING

     Corgenix's manufacturing process for its products utilizes a semi-automated production line for the manufacturing, assembly and packaging of its ELISA Microplate products. Corgenix's current production capacity is 10,000 tests per day with a single eight-hour shift. Since 1990, Corgenix's manufacturing group has successfully produced over 10 million tests in its Westminster, Colorado facility, and the Company expects that current manufacturing facilities will be sufficient to meet expected customer demand for the foreseeable future.

     The Company's manufacturing operations are fully integrated and consist of reagent purification, reagent and Microplate processing, filling, labeling, packaging and distribution. The Company has considerable experience in manufacturing its products using its proprietary technology. The Company expects increases in the demand for its products, and plans to increase its manufacturing capability while remaining in compliance with regulatory requirements at acceptable costs to meet that increased demand. The Company also maintains ongoing investigation of scale-up opportunities for manufacturing to meet future requirements. Corgenix expects production costs to decline if more products are added to the product menu in the future, permitting the Company to achieve greater economies of scale as higher volumes are attained. Corgenix has registered its facility with the FDA and operates in compliance with the FDA Quality System Regulations ("QSR") requirements for its products.

     The manufacturing process starts with the qualification of raw materials. The Microplates are then coated and bulk solutions prepared. The components and the Microplates are checked for performance by the Company's quality control department and adjustments in the bulk solutions are performed to provide optimal performance and lot-to-lot consistency. The bulk solutions are then dispensed and packaged into planned kit configurations. The final packaging step in the manufacturing process includes kit assembly, where all materials are packaged into finished product. The final kit has one final kit performance performed by the Company's quality control department. The final stage before product release for sale is quality assurance, verification that all quality control testing and manufacturing processes have been completed, documented and have met all performance specifications.

     The majority of raw materials and purchased components used to manufacture the Company's products are readily available. The Company has established good working relationships with its primary vendors, particularly those that supply unique or critical components for the Company's products. Corgenix mitigates the risk of a loss of supply by maintaining a sufficient supply of antibodies and critical components to ensure an uninterrupted supply for at least three months. Corgenix also believes that it can substitute a new supplier with regard to any of these components in a timely manner. However, there can be no assurances that Corgenix will be able to substitute a new supplier in a timely manner, and failure to do so could have a material adverse effect on Corgenix's business, financial condition and results of operations.

     Corgenix purchases components for six products (anti-Sm, anti-SM/RNP, anti-SSA, anti-SSB, anti-Jo-1, and anti-Scl-70) from Cambridge and performs final assembly and shipping at the Company's United Kingdom facility. These products are warehoused at this facility until shipped directly to customers. The Company purchases four additional products from other manufacturers. The von Willebrand Factor Activity Test is manufactured by American Biochemical & Pharmaceutical Corporation ("ABP"), the Platelet Factor 4 test is manufactured by GTI, Inc. ("GTI"), and the Thrombus Precursor Protein and Functional Intact Fibrinogen tests are manufactured by American Biogenic Science ("ABS").

     A significant percentage of the Company's product revenues are derived from sales outside of the United States. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. As a result of the Company's sales in Europe, the Company intends to obtain ISO certification and to receive a "CE" mark certification, an international symbol of quality and compliance with applicable European medical device directives for certain of its products. The Company is currently preparing for ISO certification and also expects to receive CE mark certification.

     CHUGAI STRATEGIC RELATIONSHIP

     Chugai Diagnostics Science, Co. Ltd. is a wholly owned subsidiary of Chugai Pharmaceutical Co., Ltd., a Tokyo based pharmaceutical company. The relationship between Corgenix and Chugai was established in June 1993 with the execution of a letter of intent to negotiate and execute a series of agreements including a Manufacturing Memorandum, Stock Purchase Agreement and a Distribution Agreement. The relationship is a multifaceted strategic affiliation that can be summarized as follows:

     EQUITY OWNERSHIP. In 1993, Chugai Pharma purchased common stock of REAADS and currently owns approximately 4.6% of the Common Stock. Under the terms of the September 1, 1993 stock purchase agreement, Chugai has certain rights, including antidilution rights and rights to a board seat on the Corgenix Board of Directors.

     DISTRIBUTION OF CORGENIX PRODUCTS. In 1993, Corgenix and Chugai executed a distribution agreement (the

"Japanese Distribution Agreement") whereby Corgenix granted to Chugai certain distribution rights in Japan of Corgenix products. The distribution rights provide Chugai with non-exclusive rights for certain existing Corgenix products, and exclusive rights for all future Corgenix products. The initial term of the Japanese Distribution Agreement is for 7 years, expiring August 26, 2000, with successive one year extension options.

     JOINT DEVELOPMENT OF CORGENIX PRODUCTS. In 1993, Corgenix and Chugai executed a memorandum, which established a joint product development program whereby Corgenix, in collaboration with Chugai, developed a unique second generation immunodiagnostic assay for the measurement of HA. The product replaced a first generation HA product that was being manufactured and distributed in Japan by Chugai. This product is used to measure HA in serum to aid in the diagnosis of certain liver diseases and the monitoring of rheumatoid arthritis patients. In 1997, Corgenix and Chugai executed a contract research agreement whereby Corgenix and Chugai made certain technical improvements to the HA product, and Chugai provided certain financial support.

     MANUFACTURING OF CORGENIX PRODUCTS. In 1994, Corgenix and Chugai executed a manufacturing agreement (the "HA Manufacturing Agreement") whereby Corgenix has the exclusive right to manufacture the HA product for Chugai for sale in Japan. Corgenix began the manufacture of the HA product in 1995 and sales of the product were initiated in Japan by Chugai. The HA Manufacturing Agreement has been amended several times, and Corgenix now manufactures the HA product for other distribution outlets to be designated by Chugai. In 1997, sales of the HA product began in the United Kingdom through Corgenix's sales and distribution channels. In 1995, Corgenix and Chugai executed a letter agreement whereby Chugai agreed, under certain conditions, to reimburse Corgenix for the purchase of certain pieces of equipment required for HA manufacturing.

     REGULATORY AFFAIRS. In 1995, Corgenix and Chugai executed a regulatory letter of understanding whereby Corgenix agreed to manage the regulatory application prosecution of the HA kit in the United States for Chugai. Corgenix managed the clinical trial testing of the HA product, and has filed a 510(k) application on the HA product with the FDA on behalf of Chugai. See "-- Regulation."

     HA PRODUCT DISTRIBUTION. In 1997, Corgenix and Chugai executed a distribution agreement (the "UK Agreement") whereby Corgenix was granted exclusive distribution rights for the Chugai HA product in the United Kingdom. The UK Agreement is initially for a two-year period expiring on November 17, 1999, with one-year extension rights. The UK Agreement establishes certain minimum sales target requirements for Corgenix, and provides early cancellation rights to Chugai if Corgenix does not meet annual sales targets. The UK Agreement is the only international distribution rights granted by Chugai.

OTHER STRATEGIC RELATIONSHIPS

     In addition to the Chugai strategic relationship, an integral part of Corgenix's strategy has been and will continue to be entering into other strategic alliances as a means of accessing unique technologies or resources or developing specific markets. The primary aspects of Corgenix's corporate partnering strategy with Chugai and other strategic affiliations include:

     - Companies that are interested in co-developing diagnostic tests that use the Corgenix technology;

     -    Companies with complementary technologies;

     -    Companies with complementary products and novel disease markers;
          and/or

     - Companies with access to distribution channels that supplement Corgenix's existing distribution channels.

     In furtherance of the foregoing strategies, Corgenix has established strategic relationships with the following companies in addition to Chugai:

     CAMBRIDGE LIFE SCIENCES. Cambridge, a division of Byk Gulden and located in Cambridge, United Kingdom, is a leading manufacturer of immunology and microbiology diagnostic tests. In 1993, Corgenix and Cambridge entered into an agreement by which the Company provides to Cambridge certain products that are sold worldwide under the Cambridge label. These products are primarily sold in the United Kingdom, and in the remainder of Europe through the Byk Gulden distribution network. Cambridge also manufactures certain products for Corgenix under the Corgenix label including the anti-Sm, anti-SM/RNP, anti-SSA, anti-SSB, anti-Jo-1, and anti-Scl-70, all of which are distributed by Corgenix worldwide.

     HELENA LABORATORIES CORPORATION. Helena, a privately held company located in Beaumont, Texas, is one of the world market leaders in clinical electrophoresis instrumentation and technology. In 1993, Corgenix and Helena entered into a development and manufacturing agreement pursuant to which Corgenix developed a series of vascular disease products for joint distribution. Three of these received FDA clearance in 1997 and one is currently in development. Corgenix manufactures these products for worldwide distribution through the Helena network, as well as under the Corgenix label for distribution through the Corgenix network. Pursuant to the agreement, Helena has the right to incorporate several of the Company's current products and technology (both those jointly developed and also other Corgenix products) into a proprietary Helena instrumentation for sale to hospitals and clinical laboratories. Corgenix and Helena have also entered into an agreement under which the Company has agreed to provide additional products to be sold worldwide under the Helena label. There can be no assurance that the product development program will be successful, and if successful, that the products developed will achieve broad market acceptance.

     AMERICAN BIOCHEMICAL & PHARMACEUTICAL CORPORATION.   ABP is a privately
held company located in Marlton, New Jersey that sells a line of diagnostic products in coagulation and vascular medicine. In June 1998, Corgenix became a non-exclusive distributor of ABP's von Willebrand Factor Activity in the United States. Corgenix distributes this product under the Corgenix label through Corgenix's distribution network, primarily in the United States. This product complements Corgenix's expanding line of vascular disease products. The initial term of the distribution arrangement with ABP will expire in June 2001 and it may be renewed at Corgenix's election for additional successive one-year terms. ABP also sells this test under the Corgenix label through its own distribution network. Under the terms of a separate distribution agreement, ABP will sell the Corgenix von Willebrand Factor Antigen Kit worldwide under the Corgenix label through its distribution network.

     AMERICAN BIOGENETIC SCIENCE ("ABS"). ABS is a publicly traded company located in Boston, Massachusetts that has developed patented antigen-free technology. In June 1998, Corgenix became a non-exclusive distributor of ABS's Thrombus Precursor Protein and Functional Intact Fibrinogen products in the United States and North America, marketing them through the Corgenix distribution network. The initial term of the distribution agreement with ABS will expire in August 1999 and it may be renewed at Corgenix's election for two additional successive one-year terms. ABS also sells these tests under their own labeling through a small network of regional distributors.

     GTI, INC. GTI is a privately held company located in Brookfield, Wisconsin that manufactures ELISA diagnostic products. In April 1998, Corgenix and GTI signed an agreement by which Corgenix became a co-exclusive distributor of GTI's Platelet Factor 4 ELISA test kit in the United States. The initial term of the agreement is one year and may be renewed at Corgenix's option. This product is also part of Corgenix's vascular disease product strategy.

     The Company has established OEMs agreements with several international diagnostic companies. Under these agreements, Corgenix manufactures selected products under the partner's label for worldwide distribution. These partnerships include Meditech-BioPool ( United States), Chromogenix (Sweden), Medic (Italy), and Schiapparelli Biosystems (The Netherlands).

     RESEARCH AND DEVELOPMENT

     Corgenix is directing its research and development efforts towards continuously improving its proprietary platform ELISA technology in the Microplate format, as well as applying the technology to a Rapid Test format to address operator ease-of-use and expand the Company's market opportunities. In that regard, Corgenix has organized its research and development department into three major areas: (i) new product development, (ii) technology assessment, and
(iii) technical and product support.

     The product development group is responsible for research and development of new clinical diagnostic products for commercialization. This group evaluates the performance of reagents (prepared internally or purchased commercially), creates working prototypes of potential products, performs internal studies, participates in clinical trials, produces pilot lots of new products, produces a validated method that can be consistently manufactured, creates documentation required for manufacturing and testing of new products, and works closely with the Company's quality assurance department to satisfy regulatory requirements and support regulatory clearance. This group includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. Group leaders are also skilled in planning and project management under FDA-mandated design control. See "-- Regulation."

     The technology assessment group is responsible for assessing the performance of new technologies and determining the technical feasibility of their introduction by Corgenix. The technology assessment group investigates the patent / license issues associated with new technologies. This group includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry, basic sciences and intellectual property review.

     The technical and product support group are responsible for supporting all products on the market through scientific investigation, and are responsible for design transfer to manufacturing for all new products developed. This group also assesses the performance of and validates all externally-sourced products. This group includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. Corgenix maintains facilities to support its development efforts at its Westminster, Colorado headquarters.

     PRODUCTS AND TECHNOLOGY IN DEVELOPMENT

     Corgenix intends to expand its product menu through internal development, development in collaboration with strategic partners and acquisition or licensing of new products and technologies. Corgenix is currently working with partners to develop additional tests to supplement the existing product lines. The following summarizes Corgenix's current product and technology development programs:

     ANTIPHOPHOLIPID ANTIBODY TESTING PRODUCTS

     The Company has completed the development of three additional antiphospholipid products to complement the existing line of five products in the ELISA Microplate format. These new tests, anti- B2 Glycoprotein I - IgG, anti- B2 Glycoprotein I - IgM and anti- 2 Glycoprotein I - IgA, will be marketed for the diagnosis of antiphospholipid syndrome and related immunological disorders. Corgenix is one of the market leaders in development of innovative tests in the antiphospholipid market, and these future products will help ensure the Company's strong position. These new antiphospholipid products have been found to be more specific for thrombosis and the antiphospholipid syndrome over the conventional aCL and aPS tests, and will be configured for sale to hospital based and free-standing independent laboratories. Filing of the 510(k) application on the new tests was made during the third quarter of 1998. See "-- Regulation."

     VASCULAR DISEASE TESTS

     The Company has entered into a joint development agreement to develop additional assays for the measurement of selected coagulation factors that are significant in the diagnosis and treatment of certain clotting and bleeding disorders. The measurement of Free Protein S using a monoclonal antibody provides a more direct and specific assay for the functionally active "free" form of Protein S in the assessment of thrombosis. This project is currently at the preclinical stage with FDA filing expected during the fourth quarter of 1998. These tests will use the Company's ELISA format and will provide significant improvement over existing technology in the market. These assays will also be formatted as Rapid Tests for the POC market. The Company is also is early stage development of several unique immunological tests to measure risk of coronary artery disease and stroke. These markers may prove to be far more specific and functional than conventional cholesterol or lipid testing, and could significantly change the risk assessment market worldwide.

     Two of the products in early stage development are anti-oxidized LDL and Lp(a). Atherosclerotic cardiovascular disease is the leading cause of death in the industrialized world and in the United States alone there are over 1.5 million individuals suffering a heart attack every year. Application of Corgenix technology to the measurement of anti-oxidized LDL antibodies and Lp(a) will provide more clinically relevant tests compared with current conventional tests for cholesterol.

     RAPID TEST DELIVERY SYSTEM

     Corgenix believes that the Rapid Test delivery technology will significantly expand the POC market opportunity. This technology will allow the introduction of next generation products, which will require a substantially shorter period to develop, test and submit for regulatory approval. Each test piece will contain all of the reagents necessary to conduct the assay, following the simple step of sample addition. If successful, this technology could enable the Company to make products that are easier to use and provide immediate analysis of biological samples. Initial development will focus on qualitative measurement of markers that aid in the establishment of the diagnosis or prognosis of disease conditions. Products in early stage development include tests for pregnancy, diagnosis of certain infectious diseases, and tests to measure cardiac markers.

     LIVER DISEASE MARKERS

     The Company has a letter of intent with a medical university that, if consummated, would grant Corgenix exclusive worldwide marketing rights to a recently discovered, very sensitive liver enzyme. In early clinical testing, this enzyme appears to be a unique indicator of the pending rejection of a transplanted liver, and could also be a sensitive indicator of other causes of cellular damage to liver tissue. Corgenix expects that development of a diagnostic test for this enzyme, in multiple formats to address many market segments, may begin in late 1998.

     Corgenix's goal is to continue to develop and bring to the marketplace innovative, unique diagnostic products with significant market potential, resulting in more effective and less costly health care delivery. The Company will take advantage of the many advances in biotechnology by developing new products for the diagnosis and treatment of immunological disease. As discussed above, future projects will include expansion into additional high growth areas including infectious diseases.

     ACQUISITIONS

     On September 17, 1998, the Company executed a letter of intent to acquire all of the assets of Integrated Diagnostics, Inc., a privately held, Baltimore, Maryland diagnostics company, for cash and restricted Common Stock valued at approximately $2.2 million. The closing of the transaction is dependent upon the results of the Company's due diligence and upon the negotiation and execution of a definitive agreement. There can be no assurance that this transaction will be successfully consummated. See "Part
II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements and Risk Factors -- Risks Regarding Potential Future Acquisitions."

     The Company continually evaluates a variety of company, product and/or technology acquisition opportunities. Although the Company intends to pursue acquisitions that provide strategic opportunities to expand the Company's core business while increasing revenues and earnings from these new technologies, there can be no assurance that it will be successful in doing so. See "Part II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements and Risk Factors -- Risks Regarding Potential Future Acquisitions."

     COMPETITION

     Competition in the human medical diagnostics industry is significant. The Company's competitors range from development stage diagnostics companies to major domestic and international pharmaceutical companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than Corgenix. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors. The diagnostics industry has recently experienced a period of consolidation during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. However, competition in diagnostic medicine is highly fragmented, with no company holding a dominant position in autoimmune, vascular diseases or bone and joint disease. There can be no assurance that new, superior technologies will not be introduced that could be directly competitive with or superior to Corgenix's technologies.

     Corgenix's competitors include Inova Diagnostics, Inc., Sanofi Diagnostics Pasteur (a licensee of Corgenix technology under a paid up license), INCSTAR Corporation, Pharmacia Upjohn, Diagnostica Stago, American Bioproducts, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Organon Teknika, Helix Diagnostics, Hemagen Diagnostics, Sigma Diagnostics and Diamedix Corporation. Some of these companies are larger than Corgenix and have substantial resources and market presence. Corgenix competes against these companies on the basis of product performance and customer service.

     PATENTS, TRADE SECRETS AND TRADEMARKS

     Corgenix has built a strong patent and intellectual property position around its proprietary application of ELISA technology. Corgenix holds five United States patents that expire beginning in 2004 and ending in 2010. Corgenix has no pending patent applications. The Hyaluronic Acid product is protected by U.S., Japanese and European patents held by Chugai. As part of the agreement with Chugai, Corgenix has a license to use the Chugai patents to manufacture this product.

     Patent applications in the United States are maintained in secrecy until patents issue. There can be no assurance that Corgenix's patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that patents issued to Corgenix will not be infringed upon or designed around by others or that others will not obtain patents that Corgenix would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by Corgenix, the holders of such
patents could require Corgenix to obtain licenses to use such technology.   See
"Part II. Item 6. Management's Discussion and Analysis -- Forward-Looking Statements and Risk Factors -- Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

     Corgenix has registered its trademark "REAADS" on the principal federal trademark register and with the trademark registries in many countries of the world. This trademark is eligible for renewal in 2006 and will expire in 2007. The Company has a federal trademark registration pending for the name "Corgenix."

     The Company intends to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Corgenix also relies on trade secrets and proprietary know-how in its manufacturing processes. The Company requires each of its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with the Company. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived of by an employee shall be the exclusive property of the Company.

     REGULATION

     The testing, manufacturing and sale of Corgenix's products are subject to regulation by numerous governmental authorities, principally the FDA and foreign regulatory agencies. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices, which includes diagnostic products. Corgenix is restricted from marketing or selling diagnostic products in the United States until clearance is received from the FDA. In addition, various foreign countries in which Corgenix's products are or may be sold impose local regulatory requirements. The preparation and filing of documentation for FDA and foreign regulatory review can be a lengthy, expensive and uncertain process.

     In the United States, medical devices are classified by the FDA into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to ensure their safety and effectiveness in a reasonable manner. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to QSR requirements).

Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices). All of Corgenix's current products and products under development are or are expected to be classified as Class I or Class II devices.

     Before a new device can be introduced in the market, the Company must obtain FDA clearance or approval through either clearance of a 510(k) premarket notification or approval of a product marketing approval ("PMA") application, which is a more extensive and costly application. All of the Company's products have been cleared using a 510(k) application, and the Company expects that most, if not all, future products will also qualify for clearance using a 510(k) application.

     It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. There can be no assurance that Corgenix will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on Corgenix's business, financial condition and results of operations. See "Part
II. Item 6. Management's Discussion and Analysis -- Forward-Looking Statements and Risk Factors -- Governmental Regulation of Diagnostic Products."

     Corgenix's customers using diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Information Act of 1988 (the "CLIA"). The CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: "waived," "moderately complex" and "highly complex." Corgenix's current ELISA tests are categorized as "moderately complex" tests for clinical use in the United States. Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the United States Health Care Financing Administration ("HCFA"). There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA will not have an adverse impact on the potential market for Corgenix's future products. Corgenix expects that the to be developed Rapid Tests will be categorized as CLIA "waived" tests. Laboratories performing CLIA "waived" tests face less stringent registration and certification requirements.

     Corgenix also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that Corgenix will not incur significant costs to comply with laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon Corgenix's business, financial condition and results of operations.

     REIMBURSEMENT

     Corgenix's largest market segment is the hospital based and free standing independent laboratory market. Payment for testing in this segment is largely based on third party payor reimbursement. The site, which performs the test, will submit an invoice to the patient's insurance provider (or the patient if not covered by a program). Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology ("CPT") code by the American Medical Association. Each CPT code is then assigned a reimbursement level by HCFA. Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by HCFA.

     EMPLOYEES

     As of June 18, 1998, Corgenix employed 32 employees, 27 full time and 5 part-time. Of these, 6 hold advanced scientific or medical degrees. None of Corgenix's employees is covered by a collective bargaining agreement. Corgenix believes that it maintains good relations with its employees.


ITEM 2.  DESCRIPTION OF PROPERTY.

     Corgenix currently leases approximately 12,000 square feet of space in one building in Westminster, Colorado, which is used for its administrative offices, research and development facilities and manufacturing operations. The lease expires May 30, 2001 with renewal options. Corgenix also leases approximately 1,400 square feet of office space in Peterborough, Cambridgeshire, United Kingdom under a lease that expires September 25, 2001. Corgenix believes that suitable additional or alternative space will be available on commercially reasonable terms as needed, but that its existing facilities will be sufficient for its operational purposes through the end of the leases.

ITEM 3.  LEGAL PROCEEDINGS

     Corgenix is not a party to any material litigation or legal proceedings.

ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

     In April 1998, an information statement (the "Gray Wolf Information Statement") and a Statement of Majority Consent of Shareholders of Gray Wolf (the "Statement of Consent") was mailed to all stockholders of record of Gray Wolf. The purpose of the Statement of Consent was to obtain the former Gray Wolf stockholders' authorization and to adopt resolutions pertaining to the Merger. Of the 1,957,259 shares of Gray Wolf common stock outstanding, consents were returned representing 1,167,125 shares. Of these shares, 1,167, 125 shares, or 59.6% of the total shares outstanding, voted for the Merger, 0 shares voted against the Merger, and 790,134, or 40.4%, abstained from voting.

     On April 8, 1998, an information statement (the "REAADS Information Statement") was mailed to all stockholders of record of REAADS. The REAADS Information Statement provided information regarding the Merger and related to a special meeting of the REAADS stockholders held on April 28, 1998. On April 23, 1998, a supplement to the REAADS Information Statement (the "First Supplement") was mailed to stockholders of record providing additional information regarding the Merger. On April 28, 1998, a special meeting of the stockholders of REAADS was held to vote on the Merger. At the meeting, votes were recorded of two classes of REAADS stockholders: (i) holders of shares of Preferred A Convertible Redeemable Stock ("Series A Preferred Stock"), voting as a class, and (ii) holders of shares of REAADS common stock voting as a class together with the Series A Preferred Stock, as if converted to shares of common stock. Of the
113.2 shares of Series A Preferred Stock then outstanding, 113.2 shares voted for the Merger, 0 shares voted against the Merger, and 0 shares abstained from voting. Of the shares of REAADS common stock then outstanding and the Series A Preferred Stock as converted to common stock, voting together as a class for total of 175,535 shares, 139,700, or 79.6%, voted for the Merger, 0 shares voted against the Merger, and 35,835 shares abstained from voting.

      On May 7, 1998, a second supplement to the REAADS Information Statement (the "Second Supplement"), together with a written consent, was mailed to REAADS stockholders of record providing additional information regarding the merger. Written consents were received and recorded for the holders of shares of Series A Preferred Stock, voting as a class, and the holders of shares of REAADS common stock voting as a class together with the Series A Preferred Stock on an as-converted basis. Of the 113.2 shares of Series A Preferred Stock then outstanding, 113.2 shares voted for the Merger, 0 shares voted against the Merger, and 0 shares abstained from voting. Of the shares of REAADS common stock then outstanding and the Series A Preferred Stock as converted to common stock, voting together as a class for total of 175,535 shares, 156,753, or 89.3%, voted for the Merger, 0 shares voted against the Merger, and 18,782 shares abstained from voting.

                                       GLOSSARY

     ANTIBODY -- a protein produced by the body in response to contact with an antigen, and having the specific capacity of neutralizing, hence creating immunity to, the antigen.

     ANTI-CARDIOLIPIN ANTIBODIES (aCL) -- a class of antiphospholipid antibody which reacts with a negatively-charged phospholipid called cardiolipin; frequently found in patients with SLE and other autoimmune diseases; also reported to be significantly associated with the presence of both arterial and venous thrombosis, thrombocytopenia, and recurrent fetal loss.

     ANTIGEN -- an enzyme, toxin, or other substance, usually of high molecular weight, to which the body reacts by producing antibodies.

     ANTI-PHOSPHATIDYLSERINE ANTIBODIES (aPS) -- a class of antiphospholipid antibody which reacts to phosphatidylserine; similar to aCL; believed to be more specific for thrombosis.

     ANTI-OXIDIZED LDL CHOLESTEROL ANTIBODIES -- antibodies to the oxidized form of LDL cholesterol.

     ANTIPHOSPHOLIPID ANTIBODIES -- a family of autoantibodies with specificity against negatively charged phospholipids, that are frequently associated with recurrent venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion in individuals with SLE or other autoimmune disease.

     ANTIPHOSPHOLIPID SYNDROME -- a clinical condition characterized by venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion, in association with elevated levels of antiphospholipid antibodies and/or lupus anticoagulant.

     ASSAY -- a laboratory test; to examine or subject to analysis.

     AUTOANTIBODY -- an antibody with specific reactivity against a component substance of the body in which it is produced; a disease marker.

     AUTOIMMUNE DISEASES -- a group of diseases resulting from reaction of the immune system against self components.

     BETA 2 GLYCOPROTEIN I (B2GPI) -- a serum protein (cofactor) that participates in the binding of antiphospholipid antibodies.

     COAGULATION -- the process by which blood clots.

     COFACTOR -- a serum protein that participates in the binding of antiphospholipid antibodies, for example B2GPI.

     DELIVERY FORMAT -- the configuration of the product. Current Corgenix products utilize a 96-well microplate system for its delivery format.

     HEMOSTASIS -- mechanisms in the body to maintain the normal liquid state of blood; a balance between clotting and bleeding.

     HYALURONIC ACID (HA) -- a polysaccharide found in synovial fluid, serum and other body fluids and tissues, elevated in certain rheumatological and hepatic (liver) disorders.

     HDL CHOLESTEROL -- high density lipoprotein associated with cholesterol.

     IMMUNOASSAY -- a technique for analyzing and measuring the concentration of disease markers using antibodies; for example, ELISA.

     IMMUNOGLOBULIN -- a globulin protein that participates in the immune reaction as the antibody for a specific antigen.

     IMMUNOLOGY -- the branch of medicine dealing with (a) antigens and antibodies, esp. immunity to disease, and (b) hypersensitive biological reactions (such as allergies), the rejection of foreign tissues, etc.

     IN VITRO -- isolated from the living organism and artificially maintained, as in a test tube.

     IN VIVO -- occurring within the living organism.

     LDL CHOLESTEROL -- low density lipoprotein associated with cholesterol.

     LIPIDS -- a group of organic compounds consisting of the fats and other substances of similar properties.

     LP(a) -- abnormal form of LDL cholesterol.

     OXIDIZED LDL CHOLESTEROL -- chemical modification (oxidized form) of LDL cholesterol; the most damaging form.

     PLATELETS -- small cells in the blood which play an integral role in coagulation (blood clotting).

     PLATFORM TECHNOLOGY -- the basic technology in use for a majority of the Company's products, in essence the "platform" for new products. In the case of Corgenix, the platform technology is ELISA (enzyme linked immunosorbent assay).

     PHOSPHOLIPIDS -- a group of fatty compounds found in animal and plant cells which are complex triglyceride esters containing long chain fatty acids, phosphoric acid and nitrogenous bases.

     PROTEIN C -- normal blood protein that regulates hemostasis; decreased levels lead to thrombosis.

     PROTEIN S -- normal blood protein that regulates hemostasis; decreased levels lead to thrombosis.

     RHEUMATIC DISEASES -- a group of diseases of the connective tissue, of uncertain cause and including rheumatoid arthritis (RA), rheumatic fever, etc., usually characterized by inflammation, pain and swelling of the joints and/or muscles.

     SERUM -- the clear yellowish fluid which separates from a blood clot after coagulation and centrifugation.

     SYSTEMIC LUPUS ERYTHEMATOSUS (SLE) -- a usually chronic disease of unknown cause, characterized by red, scaly patches that tend to produce scars, frequently affecting connective tissue and involving the kidneys, spleen, etc.

     THROMBIN -- the enzyme of the blood, formed from prothrombin, that causes clotting by converting fibrinogen to fibrin.

     THROMBOCYTOPENIA -- a condition in which there is an abnormally small number of platelets in the circulating blood.

     THROMBOEMBOLISM -- the obstruction or occlusion of a blood vessel by a thrombus.

     THROMBOSIS -- coagulation of the blood within a blood vessel of any organ, forming a blood clot.

     TUMOR MARKERS --- serum proteins or molecules found in high concentrations in patients with selected cancers.

     VASCULAR -- of or pertaining to blood vessels.

     VON WILLEBRAND'S FACTOR (vWF) -- normal blood protein that regulates hemostasis; decreased levels lead to abnormal bleeding and increased levels may produce thrombosis.

                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is currently traded on the OTC Bulletin Board -Registered Trademark- under the symbol "COGX". From February 27, 1998 until the Merger on May 22, 1998, the Common Stock was quoted on the OTC Bulletin Board -Registered Trademark- under the symbol "GRWT." On September 22, 1998, the last bid price of the Common Stock on the OTC Bulletin Board -Registered Trademark- as reported by the OTC Bulletin Board -Registered Trademark- was $0.54.

     The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock as reported on the OTC Bulletin Board-Registered Trademark-. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


                                                             HIGH       LOW
                                                             ----       ---
YEAR ENDED JUNE 30, 1998
    First Quarter. . . . . . . . . . . . . . . . . . .        $--       $--
    Second Quarter . . . . . . . . . . . . . . . . . .         --        --
    Third Quarter. . . . . . . . . . . . . . . . . . .         --        --
    Fourth Quarter . . . . . . . . . . . . . . . . . .      $1.55     $0.31
Year Ended June 30, 1999
    First Quarter (through September 22, 1998) . . . .      $1.75     $0.28


     On September 17, 1998 there were approximately 52 holders of record of the Common Stock.

     To date, the Company has not paid any dividends on its Common Stock, and the Board of Directors of the Company does not currently intend to declare cash dividends on the Common Stock. The Company instead intends to retain its earnings to support the growth of the Company's business. Any future cash dividends would depend on future earnings, capital requirements and the Company's financial condition and other factors deemed relevant by the Board of Directors. The Company is restricted from paying dividends without the approval of its financial advisor, pursuant to the terms of the Consulting Agreement with TGF. See "Part III. Item 12. Certain Relationships and Related Transactions -- Consulting Agreement." In addition, under the terms of a promissory note in favor of Eagle Bank, the Company is prohibited from paying dividends on the Common Stock without the consent of Eagle Bank. The Series A Preferred Stock, if and when issued, also would prohibit the Company from paying cash dividends on the Company's Common Stock under certain circumstances.

     MERGER TRANSACTION

     In May 1998, the Company issued in a private transaction 6,120,000 shares of Common Stock and 4,000,000 contingent shares of Common Stock in connection with the merger of a wholly owned subsidiary of the Company with and into REAADS. Such shares were issued to former securityholders of REAADS in exchange for all of the outstanding securities of REAADS. Such shares were issued in reliance upon exemptions from the registration requirements of Section 5 of the Act provided by Rule 506 of Regulation D under the Act, complying with each of the following requirements of Rule 506:

     LIMITED NUMBER OF PURCHASERS. The Merger involved less than 35 purchasers.

     NATURE OF PURCHASERS. Each of the shareholder purchasers was fully versed in the business affairs and financial condition of REAADS, being either an officer, director, long-time shareholder or long-time employee of REAADS. Each such shareholder had received regular quarterly financial reports from management regarding REAADS performance, and to management's knowledge and belief based on reasonable inquiry, each was capable of evaluating the merits and risks of the Merger based on his or her business and financial experience. Because the Company had no significant business activity prior to the Merger, an investment in the post-Merger Company was essentially an investment in REAADS and its business. All shareholder purchasers were given the opportunity to ask questions of management regarding the terms of the Merger.

     Seven REAADS shareholders received their shares of Common Stock as a compensatory stock bonus in cancellation of outstanding vested and unvested REAADS incentive stock options, which otherwise were without market value (due to their strike price being in excess of the estimated per share value of the merger consideration). The REAADS Board of Directors and shareholders, by unanimous vote, authorized the stock grants in cancellation of outstanding options as consideration for past service and commitment to REAADS and as incentive for each of the recipients to remain with the post-Merger Company, each stock grant being coupled with a one-year vesting provision.

     GENERAL CONDITIONS OF RULE 506 SATISFIED. Each of the general conditions to the availability of Rule 506 was satisfied by the Merger. Request for approval of the Merger was accompanied by a detailed information statement describing the material terms and conditions of the Merger and containing the information specified by Rule 502(b)(2)(i) of Regulation D to the extent material to the an understanding of the issuer, its business and the securities being offered. The Merger was not offered by any form of general solicitation or general advertising. Finally, each of the shares issued in the Merger to REAADS shareholders were made subject to strict limitations on resale, including a mandatory one-year holding period, written disclosure to each recipient that the shares to be received had not been registered under the Securities Act and therefore could not be resold absent registration or availability of an exemption from registration under the Act, and placement of a restrictive legend setting forth the foregoing restrictions on transfer.

     STATUTORY DISSENTER'S RIGHTS PROVIDED. In addition to complying with the strict provisions of Rule 506, pursuant to state law statutory requirement, each REAADS shareholder was provided with the opportunity to dissent from the Merger and receive the fair value of his or her REAADS common stock. The information statement included a detailed description of the statutory procedure for exercising one's dissenter's rights. No REAADS shareholder exercised dissenter's rights.

     RULE 504 PRIVATE PLACEMENT

     Also in May 1998, the Company sold in a private placement transaction a total of 3,950,000 shares of Common Stock at a weighted average price of $.2532 per share to 28 investors, the majority of which were U.S. persons. These sales were made in reliance upon exemptions from the registration requirements of
Section 5 of the Act provided by Rule 504 of Regulation D under the Act.

     The issuance of the shares of Common Stock in the Offering met the requirements of Rule 504 of Regulation D under the Act. At the time of the Offering, the Company was not a reporting company under either the Act or the Securities and Exchange Act of 1934, as amended. In addition, the Company is not an "investment company" or "development company," as evidenced by the active business and over five year operating results of the Company's wholly owned operating subsidiary Corgenix, Inc. Finally, the amount of securities offered and sold was within the regulatory maximum permitted by Rule 504.

     ADDITIONAL PRIVATE PLACEMENTS

     Also in May 1998, the Company issued 153,000 shares of Common Stock to TGF, a financial advisor to the Company, in partial consideration of services rendered to the Company. This sale was made in reliance upon an exemption from the registration requirements of Section 5 of the Act provided by Rule 506 of Regulation D under the Act. Based on information provided by TGF to the Company, TGF is an "accredited investor" as defined at Rule 501(a)(8) of Regulation D under the Act.

     Between May 23, 1995 and May 22, 1998, REAADS granted options and warrants to purchase its common stock to a total of four of its employees, which options were exercisable at a price of $30.00 per share. During such period, one REAADS employee exercised options previously granted to her and purchased two shares of REAADS common stock for $15 per share. The option grants were made to employees of REAADS in reliance upon exemptions from the registration requirements of Section 5 of the Act provided by Rule
701 under the Act.

     As part of the Merger, all of REAADS options and warrants then outstanding were exchanged for shares of REAADS common stock at a ratio of .3692 shares of REAADS common stock per share of REAADS common stock underlying such option or warrant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Registration Statement.

     GENERAL

     Since the Company's inception, Corgenix has been primarily involved in the research, development, manufacturing and marketing of diagnostic tests for sale to clinical laboratories. Corgenix currently markets 23 products covering autoimmune disorders, vascular diseases, bone and joint diseases and liver disease. Corgenix's products are sold in the United States through the Company's marketing and sales organization that includes 14 sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

     Corgenix manufactures products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, Corgenix does not operate with a backlog, and the Company anticipates that its inventory will increase significantly in the future.

     Except for the fiscal year ending June 30, 1997, the Company has experienced revenue growth since its inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees, milestone payments, and royalty payments from research and development agreements with strategic partners.

     Beginning in fiscal year 1996, Corgenix added third-party OEM licensed products to its diagnostic product line, licensing six diagnostic products from Cambridge. In 1998, the Company added four additional products to its product line through OEM licenses from other third party manufacturers. Corgenix expects to expand its relationships with other companies in the future to gain access to additional products.

     Although Corgenix has experienced growth in revenues every year since 1990 except for 1997, there can be no assurance that, in the future, Corgenix will sustain revenue growth or achieve profitability. Corgenix's results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products,
(iii) seasonal customer demand, (iv) whether and when Corgenix receives R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that Corgenix sells;,(vi) competitive pressures on average selling prices for the products that Corgenix sells, and
(vii) changes in the mix of products that Corgenix sells.

     RESULTS OF OPERATIONS

     YEARS ENDED JUNE 30, 1998 AND 1997

     NET SALES. From its inception in 1990, the Company has achieved average annual net sales growth of 30.9%. Net sales for the year ended June 30, 1998 was $2.59 million, a 6.4% increase from $2.44 million in 1997. A component of net sales, product sales, increased 13.7% to $2.58 million in 1998 from $2.27 million in 1997. Sales of Hyaluronic Acid product (HA) to Chugai for distribution in Japan increased 14.3% from $671,000 in 1997 to $767,000 in 1998, due to an increased marketing effort by Chugai following resolution of a component design flaw in 1997.

     Also included in net sales are partnership payments from strategic alliances that decreased from $200,000 in 1997 to $46,000 in 1998 due to timing of ongoing development projects.

     COST OF SALES. Cost of sales decreased 31.6% to $902,000 in 1998 from $1,318,000 in 1997, due primarily to resolution of the design flaw in a critical raw material component used in the HA product. In 1997, an additional $479,000 was charged to cost of sales because of this problem. The gross profit increased from 45.9% in 1997 to 65.2% in 1998 due to this resolution. Excluding $479,000 in expense to correct the design flaw, gross profit would have been approximately 65.5% in 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses were flat, increasing only 2.0% to $387,000 in 1998 from $380,000 in 1997. During 1998, several ongoing projects remained in development but no new projects were added during this period.

     SELLING AND MARKETING. Selling and marketing expenses were also flat, $751,000 in 1998 versus $742,000 in 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 41.3% to $1,023,000 in 1998 from $724,000 in 1997, due in part to legal, accounting and other costs relating to strategic partnering activities, financing activities and the costs of transforming into a public company.

     OTHER EXPENSES. Other expenses increased 60.5% to $152,000 in 1998 from $95,000 in 1997 due primarily to higher interest expense resulting from higher debt levels throughout the year. Interest expense increased to $150,000 in 1998 from $50,000 in 1997, while factoring expenses decreased to $2,000 in 1998 from $45,000 in 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations primarily through sales of common and preferred stock, raising net proceeds of approximately $2.7 million from sales of these securities. In 1998, the Company raised $1,000,000 before offering expenses through a Reg. 504 offering related to the Merger Transaction.

     Corgenix has also received financing for operations from sales of diagnostic products and agreements with strategic partners. At June 30, 1998 and June 30, 1997, Corgenix had invested $215,084 and $349,427, respectively, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.

     Corgenix's principal sources of liquidity are short and long term debt financing, of which $1,141,114 remained outstanding as of June 30, 1998. Management believes that the Company needs to enter into new debt agreements and/or sell additional equity securities in fiscal year 1999 to maintain appropriate liquidity.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards, No. 130, REPORTING COMPREHENSIVE INCOME ("Statement No. 130"), effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company is not required and therefore has not yet adopted Statement No. 130. The Company will comply with the reporting and display requirements under this statement when required.

     In June 1997, the FASB issued Statement of Financial Accounting Standards, No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement No. 131"), effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company is not required and therefore has not yet adopted Statement No. 131. The Company will comply with the reporting requirements under this statement when required.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS ("Statement No. 132"), effective for fiscal years beginning after December 15, 1997. Statement No. 132 revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Statement No. 132 standardizes the disclosure requirements and suggests combined formats for presentations of such disclosures. The Company is not required and therefore has not yet adopted Statement No. 132. The Company will comply with the reporting requirements under this statement when required.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (the "SOP") REPORTING ON THE COSTS OF START-UP ACTIVITIES, effective for fiscal years beginning after December 15, 1998 and encouraging earlier adoption. The SOP broadly defines start-up activities as those one time activities related to, among other things, opening a new facility. In general, the SOP requires the Company to expense as incurred those costs. Currently, the Company expenses such costs.

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No.
133), effective for fiscal years beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet adopted Statement No. 133. The Company believes the accounting and reporting standards required by this statement will not be significant. The Company will comply with the accounting and reporting requirements under this statement when required.

     YEAR 2000 EFFECT

     The Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. Corgenix recently reviewed all of its software for exposure to Year 2000 issues, including network and workstation software, and does not believe that such software poses significant risks associated with the Year 2000 problem. Corgenix primarily uses third-party software programs written and updated by outside firms, each of whom has stated that its software is Year 2000 compliant. To assure that all software programs can successfully work in conjunction with each other using the Company's computer hardware after the year 1999, Corgenix tested all of its software and hardware during the third quarter of 1998 using a combination of past and future dates. Such testing revealed that some of the Company's computer hardware could not correctly process dates after December 31, 1999. The
Company will be required to replace such equipment, at a cost not expected to exceed $20,000, before December 31, 1999.

     The Company has set in motion an effort to obtain written assurances from the Company's material suppliers regarding their Year 2000 compliance. As a result of this effort, the Company expects to generate by the second quarter of 1999 a validated list of suppliers that are Year 2000 compliant, and will use the entities on this list to obtain its supplies. If any of the Company's single-source suppliers are not Year 2000 compliant by the third quarter of 1999, the Company plans to increase its inventories of the materials provided by such suppliers and to carry a one-year supply of such materials.

     The Company has also begun the process of obtaining written assurances from the Company's material customers regarding their Year 2000 compliance. In addition, the Company has instituted a requirement that all new customers placing standing orders of the Company's products must certify in writing that they are Year 2000 compliant or provide written assurances as to the steps they are taking to become Year 2000 compliant. The Company's goal is to obtain by the second quarter of 1999 written assurances from customers representing at least 85% of its revenues that such customers are Year 2000 compliant or that they are expecting to become Year 2000 compliant before December 31, 1999.

     Although the Company has taken significant steps to address the Year 2000 problem, there can be no assurance that the failure of the Company and/or its material customers or suppliers to timely attain Year 2000 compliance will not materially reduce the Company's revenues or income, or that these failures and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or government or private entities will not have a material adverse effect on the Company.

     FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This Registration Statement includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this Registration Statement, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this Registration Statement are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

     Certain factors that could cause actual results to differ materially from those expected include the following:

     LOSSES INCURRED; FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company has incurred operating losses and negative cash flow from operations for the last two fiscal years and the first nine months of the current fiscal year. Losses incurred by the Company since its inception have aggregated over $3 million, and there can be no assurance that the Company will be able to generate positive cash flow to fund its operations in the near future. Assuming no significant uses of cash in acquisition activities or other significant changes, the Company believes it will have sufficient cash to satisfy its funding needs for at least the next four months. If the Company is not able to operate profitably and generate a positive cash flow, however, it may need to raise additional capital to fund its continuing operations. If the Company needs additional financing to meet its requirements, there can be no assurance that it will be able to obtain such financing on terms satisfactory to it, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company might be required to limit its research and development activities, which could have a material adverse effect on the future of the Company's business.

     DEPENDENCE ON COLLABORATIVE RELATIONSHIPS AND THIRD PARTIES FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION

     The Company has entered into licensing and research and development agreements with collaborative partners, from which it derived a significant percentage of its revenues in 1997. Pursuant to these agreements, the Company's collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of the Company's products. The Company will continue to rely on present and future collaborative partners for the development of products and technologies. There can be no assurance that the Company will be able to negotiate future such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements, it could experience increased capital requirements or be forced to undertake such activities at its own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by the Company in its product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair the Company's ability to deliver products on a timely basis. See "-- Dependance on Distribution Partners for Sales of Diagnostic Products in International Markets," "Part I. Item 1. Description of Business -- Chugai Strategic Relationship" and "-- Other Strategic Relationships."

     NO ASSURANCE OF SUCCESSFUL OR TIMELY DEVELOPMENT OF ADDITIONAL PRODUCTS

     The Company's business strategy includes the development of additional diagnostic products. The Company's success in developing new products will depend on its ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. The Company will have limited resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If the Company is unable, for technological or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, the Company's results of operation could be materially and adversely affected. See "Part I. Item 1. Description of Business -- Products and Markets" and "--Regulation."

     COMPETITION IN THE DIAGNOSTICS INDUSTRY

     Competition in the human medical diagnostics industry is, and is expected to remain, significant. The Company's competitors range from development stage diagnostics companies to major domestic and international pharmaceutical companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors. Moreover, the diagnostics industry has recently experienced a period of consolidation, during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. There can be no assurance that technologies will not be introduced that could be directly competitive with or superior to the Company's technologies. See "Part
I. Item 1. Description of Business -- Competition."

     GOVERNMENTAL REGULATION OF DIAGNOSTICS PRODUCTS

     The testing, manufacture and sale of the Company's products is subject to regulation by numerous governmental authorities, principally the FDA and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. The Company will not be able to commence marketing or commercial sales in the United States of new products under development until it receives clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. See "Part I. Item 1. Description of Business -- Regulation."

     There can be no assurance that the Company will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business.

     DEPENDENCE ON DISTRIBUTION PARTNERS FOR SALES OF DIAGNOSTIC PRODUCTS IN INTERNATIONAL MARKETS

     The Company has entered into distribution agreements with collaborative partners in which Corgenix has granted distribution rights for certain Corgenix products to these partners within specific international geographic areas. Pursuant to these agreements, the Company's collaborative partners have certain responsibilities for market development, promotion, and sales of the products. If any of these partners fails to perform its contractual obligations or terminates its agreement, this could have a material adverse effect on the Company's business, financial condition and results of operation.

     Additionally, the Company intends to expand its distribution network into additional countries and into different market segments including the POC market. There can be no assurance that Corgenix will be successful in the expansion of the distribution network, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operation.

     GOVERNMENTAL REGULATION OF MANUFACTURING AND OTHER ACTIVITIES

     As a manufacturer of medical devices for marketing in the United States, the Company is required to adhere to applicable regulations setting forth detailed good manufacturing practice requirements, which include testing, control and documentation requirements. The Company must also comply with Medical Device Report ("MDR") requirements, which require that a manufacturer report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. The Company is also subject to routine inspection by the FDA for compliance with QSR requirements, MDR requirements and other applicable regulations. The FDA has recently implemented new QSR requirements, including the addition of design controls that will likely increase the cost of compliance. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The Company may incur significant costs to comply with laws and regulations in the future, which may have a material adverse effect upon the Company's business, financial condition and results of operations.

     REGULATION RELATED TO FOREIGN MARKETS

     Distribution of diagnostic products outside the United States is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. The Company may be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by the Company of certain of its products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory or the failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAIN AVAILABILITY OF THIRD PARTY REIMBURSEMENT FOR DIAGNOSTIC PRODUCTS

     In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services and they can affect the pricing or the relative attractiveness of the Decreases in reimbursement amounts for tests performed using the Company's diagnostic products, failure by physicians and other users to obtain reimbursement from third party payors, or changes in government and private third party payors' policies regarding reimbursement of tests utilizing diagnostic products, may affect the Company's ability to sell its diagnostic products profitably. See "Part I. Item 1. Description of Business -- Regulation" and "-- Reimbursement." Market acceptance of the Company's products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems.

     UNCERTAINTY OF PROTECTION OF PATENTS, TRADE SECRETS AND TRADEMARKS

     The Company's success depends, in part, on its ability to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the proprietary rights of others. There can be no assurance that the Company's issued patents will afford meaningful protection against a competitor, or that patents issued to the Company will not be infringed upon or designed around by others, or that others will not obtain patents that the Company would need to license or design around. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others or prosecuting infringement claims against third parties. If the outcome of any such litigation is unfavorable to the Company, the Company's
business could be adversely affected.   See "Part I. Item 1.  Description of
Business -- Patents, Trade Secrets and Trademarks."

     RISKS REGARDING POTENTIAL FUTURE ACQUISITIONS

     The Company's growth strategy includes as a material element the desire to acquire complementary companies, products or technologies. Except as disclosed in "Item 1. Description of Business -- Acquisitions," the Company has not targeted any acquisition candidates and there is no assurance that the Company will be able to identify appropriate companies or technologies to be acquired, or to negotiate satisfactory terms for such an acquisition. Moreover, because of limited cash resources, the Company will be unable to acquire any significant companies or technologies for cash and the Company's ability to effect acquisitions in exchange for the Company's capital stock may depend upon the market prices for the Common Stock. If the Company does complete one or more acquisitions, a number of risks arise, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. The occurrence of some or all of these risks could have a material adverse effect on the Company's business, financial condition and results of operations. See "Part I. Item 1. Description of Business -- Strategy."

     NO ASSURANCE OF MARKET ACCEPTANCE OF POINT-OF-CARE DIAGNOSTIC PRODUCTS

     Another growth strategy of the Company is to seek to develop, manufacture and market POC diagnostic products. Presently, the Company has no products used in the POC market and there is no assurance that it will be successful in developing and penetrating the POC market for diagnostic testing. Approximately 75% of diagnostic testing is currently performed at large clinical laboratories rather than POC sites, and there can be no assurance that caregivers, laboratories or the medical community in general will accept and utilize the POC testing system in general or products that may be developed in particular. Market acceptance of any POC products of the Company will depend on the Company's ability to develop such products and then demonstrate the accuracy and value of its products and to persuade caregivers to perform the Company's tests in the caregivers' own facilities rather than send those tests to clinical laboratories. In addition, market acceptance of new POC products will depend on all of the factors that affect other new products. See "Part I. Item 1. Description of Business -- Industry
Overview," "-- Strategy" and "-- Products and Markets."

     DEPENDENCE ON SUPPLIERS

     The components of the Company's products include chemical and packaging supplies that are generally available from several suppliers, except certain antibodies, which the Company purchases from single suppliers. The Company mitigates the risk of a loss of supply by maintaining a sufficient supply of such antibodies to ensure an uninterrupted supply for at least six months. Although the Company believes that it can substitute a new supplier with respect to any of these components in a timely manner, there can be no assurances that the Company will be able to substitute a new supplier in a timely manner and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED MANUFACTURING EXPERIENCE WITH CERTAIN PRODUCTS

     Although the Company has manufactured over ten million diagnostic tests based on its proprietary applications of ELISA technology, certain of the Company's diagnostic products in development, particularly POC tests, incorporate technologies with which the Company has no manufacturing experience. Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product's commercialization. There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

     SEASONALITY OF PRODUCTS; QUARTERLY FLUCTUATIONS IN RESULTS OF OPERATIONS

     The Company's revenue and operating results have historically been minimally subject to quarterly fluctuations. Certain of the Company's diagnostic products in development, particularly POC tests for infectious disease, may demonstrate a higher degree of seasonality. There can be no assurance that such seasonality in the Company's results of operations will not have a material adverse effect on the Company's business.

     DEPENDENCE ON KEY PERSONNEL

     Because of the specialized nature of the Company's business, the success of the Company will be highly dependent upon its ability to attract and retain qualified scientific and executive personnel. In particular, the Company believes its success will depend to a significant extent on the efforts and abilities of Dr. Luis R. Lopez and Douglass T. Simpson, who would be difficult to replace. There can be no assurance that the Company will be successful in attracting and retaining such skilled personnel, who are generally in high demand by other companies. The loss of, inability to attract, or poor performance by key scientific and executive personnel may have a material adverse effect on the Company's business, financial condition and results of operations.

     PRODUCT LIABILITY EXPOSURE AND LIMITED INSURANCE

     The testing, manufacturing and marketing of medical diagnostic devices entails an inherent risk of product liability claims. To date, the Company has experienced no product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's product liability insurance
coverage is currently limited to $2 million.   Potential product liability
claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the Company's policy or limited by other claims under the Company's umbrella insurance policy. Additionally, there can be no assurance that the Company's existing insurance can be renewed by the Company at a cost and level of coverage comparable to that presently in effect, if at all. In the event that the Company is held liable for a claim against which it is not insured or for damages exceeding the limits of its insurance coverage, such claim could have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED PUBLIC MARKET; POSSIBLE VOLATILITY IN STOCK PRICES; PENNY STOCK
     RULES

     There has, to date, been no active public market for the Company's Common Stock, and there can be no assurance that an active public market will develop
or be sustained.   Although the Company's Common Stock has been traded on the
OTC Bulletin Board-Registered Trademark- since February 1998, the trading has been sporadic with insignificant volume.

     Moreover, the over-the-counter markets for securities of very small companies such as the Company historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the Company's industry and the investment markets and economic conditions generally, as well as quarterly variation in the Company's results of operations, may adversely affect the market price of the Company's Common Stock. In addition, the Company's Common Stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." As a result, many brokers are unwilling to engage in transactions in the Company's Common Stock because of the added disclosure requirements.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements listed in the accompanying index to the consolidated financial statements are filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information to appear under the caption "Principal Shareholders of the Company" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of June 30, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has the following relationships with certain of its stockholders, directors and affiliates.

     TGF CONSULTING AGREEMENT

     The Company is party to a Consulting Agreement dated May 22, 1998 with TGF. The Consulting Agreement was entered into in connection with closing of the Merger. The president and controlling shareholder of TGF is Mike M. Mustafoglu, who also serves as a director of the Company.

     Under the terms of the Consulting Agreement, TGF provides advice to the Company regarding financial and business matters, including but not limited to, identifying sources of capital to implement the Company's business plans, review and assessment of capitalization, merger and acquisition prospects, and other transactions, on an exclusive basis. The Consulting Agreement is effective for a three-year term ending May 22, 2001. TGF's fee for its financial and business advisory services is $180,000.00 (payable in 36 monthly installments of $5,000) plus a transaction fee equal to (i) 5% of any funds committed and available to the Company in an equity financing secured through TGF and (ii) 3% of any funds committed and available to the Company in any debt financing secured through TGF. In addition, in the event TGF represents the Company with respect to a merger, acquisition or other transaction involving the disposition or exchange of securities or assets of the Company, TGF is entitled to a transaction fee equal to 5% of the total market value of the stock, cash, assets or other property exchanged by the Company or any of its security holders in connection with the transaction, such fee payable in the same form as the consideration payable to the Company or its security holders in the transaction. Finally, in the event TGF introduces the Company to a joint venture partner or customer and sales develop as a result of the introduction, TGF is entitled to a fee equal to 5% of the before-tax income generated from the introduction, such fee payable for the life of the venture or relationship developed.

     In addition to the foregoing fees, TGF is entitled to reimbursement of its fees and disbursements incurred in providing its advisory services to the Company, including without limitation, travel, hotels, food and associated expenses. The Consulting Agreement includes a number of covenants for the benefit of TGF. The Company agrees to promptly furnish TGF a copy of all periodic reports filed by the Company with the Securities and Exchange Commission, a copy of all press releases released by the Company, copies of financial statements and other periodic or special reports as and when provided from time to time to holders of any class of the Company's securities or to its directors and officers. The Company also agrees to provide such additional documents and information with respect to the Company as TGF my from time to time reasonably request.

     The Consulting Agreement requires the Company to cause two designees selected by TGF to be nominated to the Company's Board of Directors during each year of the term of the Agreement, and to notify TGF of each meeting of the Board. In connection with this right, the Company agrees that the Board of Directors shall number five members, which number will not be changed without the prior written consent of TGF, and that the Company will schedule not less than four regular meetings of the Board of Directors. The right to designate members to the Company's Board of Directors under the Consulting Agreement terminates upon the issuance by the Company of an aggregate of 250,000 or more shares of the Company's Series A Preferred Stock and warrants to purchase in aggregate of 250,000 or more shares of the Company's Common Stock. Thereafter, TGF is entitled to have an observer designated by it present at all meetings of the Board of Directors. The Company agrees to indemnify and hold TGF and its Board representatives harmless against any claims, damages, costs and expenses arising solely out of attendance and participation at any Board meeting, and to include such representatives on any liability insurance policy providing coverage for the acts of the Company's officers and directors.

     During the term of the Consulting Agreement, the Company is required to obtain the written consent of TGF (not to be unreasonably withheld) prior to issuing more than 5% of any class of its Common Stock or preferred stock (or warrants, options or rights to purchase Common Stock or preferred stock).

     The Consulting Agreement requires the Company to indemnify and hold TGF harmless from any and all liabilities, claims, lawsuits or other judgments or awards which it may become subject to ( a "Claim") insofar as such Claim arises out of or is in connection with services rendered by TGF under the Consulting Agreement or any transactions in connection therewith. Such indemnity excludes, however, indemnification for Claims arising out of the reckless acts or omissions of TGF. In turn, TGF agrees to indemnify and hold the Company harmless against any and all Claims which arise out of or are based upon any misstatement or omission made by the Company in reliance upon information furnished in writing to the Company by TGF for inclusion in any registration statement or prospectus in connection with a transaction to which the Consulting Agreement applies.

     Pursuant to the Consulting Agreement, TGF has named Mike M. Mustafoglu and Alev Lewis as its designees to be nominated as members of the Company's Board of Directors. To date, TGF has provided general financial advisory services to the Company pursuant to the Consulting Agreement. Such services have included financial planning and review, business plan development, identification of financing sources, identification of and due diligence on acquisition opportunities, assistance in negotiating agreements, and evaluation of strategic partner opportunities. TGF has informed the Company that it does not engage in the business of buying and selling securities for others or for its own account or advising others, for compensation, as to the value of securities or the advisability of investing in, purchasing or selling, securities. TGF has further informed the Company that it is not currently licensed as a broker-dealer or investment advisor and that TGF is not required to be so licensed to perform the activities called for under the Consulting Agreement. TGF has agreed with the Company that if any such activities are required to be performed by a licensed broker-dealer or investment advisor, TGF will take the appropriate steps to obtain such licenses or will inform the Company that it must retain a licensed broker-dealer or investment company, as appropriate, to perform such activities.

     OPTION AGREEMENT

     The Company also is party to an Option Agreement dated May 22, 1998 with TGF. Under the Option Agreement, TGF has the option to purchase 1,000,000 units (the "Units"), each unit comprised of one share of the Company's authorized but unissued Series A 5% Convertible Preferred Stock and one warrant to purchase one share of Common Stock at an exercise price of $2.00, for an aggregate purchase price of $1,000,000. The option is exercisable by written notice to the Company on or prior to the expiration of a period of 90 days after the date on which the Securities and Exchange Commission declares effective a registration statement covering the Units and the shares of Common Stock issuable upon conversion or exercise thereof. The option is assignable, in whole or in part, by TGF; however the option must be exercised collectively as to all of the Units subject thereto. TGF may not, however, assign, sell, transfer, pledge or otherwise dispose of any of the Units or any other securities of the Company without the prior written consent of the Company.

     CONTINGENT COMMON STOCK

     Under the terms of the Merger Agreement, the former shareholders of REAADS are entitled to receive up to an additional 4,000,000 shares of Common Stock upon the occurrence (or non-occurrence) of certain events, as described below (the "Contingent Shares").

     The Contingent Shares are issuable from time to time on each of the following events: (i) the conversion of one or more shares of the Company's authorized but unissued Series A 5% Convertible Preferred Stock (the "Series A Preferred Stock") to Common Stock or the exercise of one or more common stock purchase warrants issued in connection with the Series A Preferred Stock ("Preferred Warrants") (the foregoing being referred to as a "Preferred Issue Event"), in which case the maximum number of Contingent Shares issuable is 2,000,000 shares, (ii) November 23, 1998, if as of such date the Company has sold less than $1,000,000 of Series A Preferred Stock (the "November 23, 1998 Issue Event"), in which case the maximum number of Contingent Shares issuable is 4,000,000 shares less (a) the number of shares of Common Stock issuable upon conversion of all then outstanding Series A Preferred Stock and exercise of all Preferred Warrants and less (b) four times the dollar amount of Series A Preferred Stock sold by the Company as of such date.

     The Contingent Shares are issuable to the former shareholders of REAADS without payment of additional consideration. The former shareholders of REAADS may not assign, sell, transfer, pledge or otherwise hypothecate or encumber their right to receive Contingent Shares; they may, however, transfer their right to receive Contingent Shares by will, gift and laws of descent and intestacy.

     The following table sets forth the number of shares of Common Stock that would have been held by the persons indicated as of September 17, 1998, assuming that all of the 4,000,000 shares of contingent Common Stock had been issued on such date to the former REAADS stockholders.

                                                        SHARES BENEFICIALLY OWNED AFTER
                                                           CONTINGENT STOCK ISSUANCE
--------------------------------------------------      --------------------------------
NAME OF BENEFICIAL OWNER                                     NUMBER          PERCENT
--------------------------------------------------      ---------------    -------------
Dr. Luis R. Lopez(1)(2). . . . . . . . . . . . . .          2,161,761          13.36%
Raul Diez Canseco(2) . . . . . . . . . . . . . . .          1,123,221           6.94%
Jana Hartinger Mazzini(2). . . . . . . . . . . . .          1,095,788           6.77%
Leland P. Snyder(2). . . . . . . . . . . . . . . .          1,043,997           6.45%
Brian E. Johnson(2). . . . . . . . . . . . . . . .             27,483             *
Mike M. Mustafoglu(2)(3) . . . . . . . . . . . . .            217,265           1.43%
Alev T. Lewis. . . . . . . . . . . . . . . . . . .                  0             *
Douglass T. Simpson(2) . . . . . . . . . . . . . .            256,869           1.59%
Ann L. Steinbarger(2). . . . . . . . . . . . . . .             91,576             *
All directors and current executive officers
    as a group (8 persons)(1)(2)(3). . . . . . . .          3,055,881          18.89%

----------------
*    Less than 1%

(1) Includes 153,000 shares held of record by Transition Partners Limited, as to which Dr. Lopez has power to vote. Dr. Lopez disclaims beneficial ownership of such shares.
(2) Except for 64,265 shares of Common Stock held by TGF (see Note 3), all of such shares are restricted and cannot be transferred by the holder thereof until May 23, 1999.
(3) Consists solely of shares held by TGF, of which Mr. Mustafoglu is the president and controlling shareholder. Mr. Mustafoglu disclaims beneficial ownership of such shares.

     CORPORATE RELATIONS AGREEMENT

     The Company is a party to an agreement dated April 14, 1998 with Corporate Relations Group, a Florida corporation ("CRG"). Pursuant to this agreement and a related payment agreement, CRG provides corporate relations services to the Company for a period of one year for a fee of $75,000. In connection with the execution of this Agreement, Gulf Atlantic Publishing, Inc. purchased 950,000 shares of the Company's Common Stock for total consideration of $50,000. CRG and Gulf Atlantic Publishing, Inc. are both corporations that are wholly owned by Strattcom Media, Ltd., a publicly-held corporation.

     To date, CRG has provided the Company with investor relations services, including assistance with the preparation and dissemination of press releases and the preparation of articles regarding the Company and its products. CRG has also assisted the Company in placing such articles in various magazines and brochures published by certain of CRG's affiliates. CRG has informed the Company that CRG is not a licensed broker-dealer or investment advisor, and that it is not required to be so licensed to perform the activities called for under the corporate relations agreement described above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     A.  INDEX TO AND DESCRIPTION OF EXHIBITS


EXHIBIT
NUMBER
-------        DESCRIPTION OF EXHIBIT
               ----------------------


2.1    Agreement and Plan of Merger dated as of May 12, 1998 by and among Gray
       Wolf Technologies, Inc., Gray Wolf Acquisition Corp. And REAADS Medical
       Products, Inc. (filed as Exhibit 2.1 to the Company's Registration
       Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
2.2 First Amendment to Agreement and Plan of Merger dated as of May 22, 1998 by and among Gray Wolf Technologies, Inc., Gray Wolf Acquisition Corp.
       And REAADS Medical Products, Inc. (filed as Exhibit 2.2 to the Company's
       Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
2.3    Second Amendment to Agreement and Plan of Merger dated as of June 17,
       1998 by and among the Company and TransGlobal Financial Corporation.
       (filed as Exhibit 2.3 to the Company's Registration Statement on Form
       10-SB filed June 29, 1998, and incorporated herein by reference).
3.1 Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
3.2    Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on
       Form 10-SB filed June 29, 1998, and incorporated herein by reference).
4.1    Certificate of Designations for Series A Preferred Stock (filed as
       Exhibit 4.1 to the Company's Registration Statement on Form 10-SB filed
       June 29, 1998, and incorporated herein by reference).
10.1   Manufacturing Agreement dated September 1, 1994 between Chugai
       Pharmaceutical Co., Ltd. and REAADS Medical Products, Inc. (filed as
       Exhibit 10.1 to the Company's Registration Statement on Form 10-SB filed
       June 29, 1998, and incorporated herein by reference).
10.2 Amendment to the Manufacturing Agreement dated as of January 17, 1995 between Chugai Pharmaceutical Co., Ltd. and REAADS Medical Products,
       Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on
       Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.3   Amendment  Agreement dated November 17, 1997 between Chugai Diagnostic
       Science, Co., Ltd. and REAADS Medical Products, Inc. (filed as Exhibit
       10.3 to the Company's Registration Statement on Form 10-SB filed June
       29, 1998, and incorporated herein by reference).
10.4   Distribution Agreement dated August 26, 1993 between Chugai
       Pharmaceutical Co., Ltd. and REAADS Medical Products, Inc. (filed as
       Exhibit 10.4 to the Company's Registration Statement on Form 10-SB filed
       June 29, 1998, and incorporated herein by reference).
10.5   Amendment to the Distribution Agreement dated September 7, 1994 between
       Chugai Pharmaceutical Co., Ltd. and REAADS Medical Products, Inc. (filed as Exhibit 10.5 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.6   Distribution Agreement dated November 14, 1997 between Chugai
       Diagnostics Science Co, Ltd. and REAADS Bio-Medical Products (UK) Ltd.
       (filed as Exhibit 10.6 to the Company's Registration Statement on Form
       10-SB filed June 29, 1998, and incorporated herein by reference).
10.7 Product Development and Manufacturing Agreement dated September 12, 1994 between REAADS-Registered Trademark- Medical Products, Inc. and Helena
       Laboratories Corporation (filed as Exhibit 10.7 to the Company's
       Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.8   Amendment to Product Development and Manufacturing Agreement effective
       December 15, 1997 between REAADS Medical Products, Inc. and Helena
       Laboratories Corporation (filed as Exhibit 10.8 to the Company's
       Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.9   Office Lease dated February 6, 1996 between Stream Associates, Inc. And
       REAADS Medical Products, Inc.




       (filed as Exhibit 10.9 to the Company's Registration Statement on Form
       10-SB filed June 29, 1998, and incorporated herein by reference).
10.10  Guarantee dated November 1, 1997 between William George Flemming,
       Douglass Simpson and Geoffrey Vernon Callen (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.11  Employment Agreement dated May 22, 1998 between Luis R. Lopez and the
       Company (filed as Exhibit 10.11 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.12 Employment Agreement dated May 22, 1998 between Douglass T. Simpson and the Company (filed as Exhibit 10.12 to the Company's Registration
       Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.13 Employment Agreement dated May 22, 1998 between Ann L. Steinbarger and the Company (filed as Exhibit 10.13 to the Company's Registration
       Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.14 Employment Agreement dated May 22, 1998 between Taryn G. Reynolds and the Company (filed as Exhibit 10.14 to the Company's Registration
       Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.15  Employment Agreement dated May 22, 1998 between Catherine (O'Sullivan)
       Fink and the Company (filed as Exhibit 10.15 to the Company's
       Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.16  Consulting Contract dated May 22, 1998 between Wm. George Fleming, Bond
       Bio-Tech, Ltd. and the Company (filed as Exhibit 10.16 to the Company's
       Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.17  Stock Purchase Agreement dated September 1, 1993 between Chugai
       Pharmaceutical Co., Ltd. and REAADS Medical Products, Inc. (filed as
       Exhibit 10.17 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.18 Lead Generation/Corporate Relations Agreement dated April 14, 1998 between the Company and Corporate Relations Group, Inc. (filed as
       Exhibit 10.18 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.19  Note dated January 6, 1997 between REAADS Medical Products, Inc. and
       Eagle Bank  (filed as Exhibit 10.19 to the Company's Registration
       Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.20  Deed of Guarantee Sterling and Currency dated May 14, 1997 by REAADS
       Bio-Medical Products (UK) Limited (filed as Exhibit 10.20 to the
       Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.21  Option Agreement dated as of May 22, 1998 between TransGlobal Financial
       Corporation and the Company (filed as Exhibit 10.21 to the Company's
       Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.22  Consulting Agreement dated May 22, 1998 between TransGlobal Financial
       Corporation and the Company (filed as Exhibit 10.22 to the Company's
       Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.23  Distributor Agreement dated as of August 3, 1998 by and between American
       Biogenetic Sciences, Inc. and the Company (filed as Exhibit 10.23 to the Company's Registration Statement on Form 10-SB/A-1 filed September
       24, 1998, and incorporated herein by reference).
10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration
       Statement on Form 10-SB/A-1 filed September 24, 1998, and incorporated herein by reference).
21.1   Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's
       Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).


23.1*  Consent of Certified Public Accountants
27*    Financial Data Schedule


---------------------
*Filed herewith.


       REPORTS ON FORM 8-K.

          None.

                            CORGENIX MEDICAL CORPORATION


                           INDEX TO FINANCIAL STATEMENTS


ITEM                                                               PAGE NUMBER

Independent Auditors' Report                                               F-1
Consolidated Balance Sheets as of June 30, 1998 and 1997                   F-2
Consolidated Statement of Operations for Years Ended June 30,
1998 and 1997                                                              F-3
Consolidated Statements of Stockholders' Equity (Deficit) for
the Years Ended June 30, 1998 and 1997                                     F-4
Consolidated Statements of Cash Flows for the Years Ended June
30, 1998 and 1997                                                          F-5
Notes to Consolidated Financial Statements                                 F-6

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CORGENIX MEDICAL CORPORATION:

We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiary (Company) as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                     KPMG PEAT MARWICK LLP



Boulder, Colorado
August 28, 1998

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 1998 AND 1997

                                                                                  1998            1997
                                                                                  -----           -----
ASSETS
Current assets:
  Cash and cash equivalents                                                   $  216,314          141,086
  Accounts receivable, less allowance for doubtful accounts of
    $6,600 and $3,400 in 1998 and 1997, respectively                             369,710          601,939
  Note receivable                                                                 27,425                -
  Inventories                                                                    511,408          234,761
  Prepaid expenses                                                                16,876           12,492
                                                                              ----------         --------
    Total current assets                                                       1,141,733          990,278
                                                                              ----------         --------
Equipment:
  Machinery and laboratory equipment                                             304,744          368,660
  Furniture, fixtures and office equipment                                       238,761          224,521
                                                                              ----------         --------
                                                                                 543,505          593,181
  Accumulated depreciation and amortization                                     (328,421)        (243,754)
                                                                              ----------         --------
    Net equipment                                                                215,084          349,427
                                                                              ----------         --------
Intangible assets:
  Patents, net of accumulated amortization of $572,484 and $498,682
    in 1998 and 1997, respectively                                               545,060          618,862
  Goodwill, net of accumulated amortization of $45,528 and $28,969
    in 1998 and 1997, respectively                                             2,356,946           32,619
                                                                              ----------         --------
                                                                               2,902,006          651,481
                                                                              ----------         --------
Due from officer                                                                  12,000           12,000
Other assets                                                                      22,652           98,209
                                                                              ----------         --------
    Total assets                                                              $4,293,475        2,101,395
                                                                              ----------         --------
                                                                              ----------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of notes payable                                           $   287,765          124,703
  Accounts payable                                                               427,809          529,546
  Accrued payroll and related liabilities                                        106,757          109,038
  Other liabilities                                                              116,054          116,754
                                                                              ----------         --------
    Total current liabilities                                                    938,385          880,041
Notes payable, excluding current portion                                         853,349          915,641
                                                                              ----------         --------
    Total liabilities                                                          1,791,734        1,795,682
                                                                              ----------         --------
Mandatorily redeemable 12%, Class A Preferred stock, 2,000
  shares authorized and 113.2 shares issued and outstanding in
  1997, liquidation preference of $388,431                                             -          388,431
Stockholders' equity (deficit):
  Preferred stock, $.001 par value.  Authorized 5,000,000 shares,
    none issued or outstanding                                                         -                -
  Common stock, $0.001 par value.  Authorized 20,000,000 shares;
    issued and outstanding 12,102,494 shares in 1998                              12,102                -
  Common stock, $0.01 par value.  Authorized 500,000 shares;
    issued and outstanding 164,000 shares in 1997                                      -            1,640
  Additional paid-in capital                                                   5,566,100        2,337,313
  Stock subscription receivable                                                  (25,651)               -
  Accumulated deficit                                                         (3,050,810)      (2,421,671)
                                                                              ----------         --------
    Total stockholders' equity (deficit)                                       2,501,741          (82,718)
                                                                              ----------         --------
Commitments and contingencies (notes 5, 7, 9 and 11)
    Total liabilities and stockholders' equity (deficit)                      $4,293,475        2,101,395
                                                                              ----------         --------
                                                                              ----------         --------

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 1998 AND 1997

                                                                   1998                  1997
                                                                   ----                  ----
Net sales                                                      $ 2,592,175             2,435,965
Cost of sales                                                      901,699             1,318,256
                                                               -----------             ---------
          Gross profit                                           1,690,476             1,117,709

Operating expenses:
    Selling and marketing                                          751,244               742,200
    Research and development                                       387,260               379,518
    General and administrative                                     992,501               723,805
                                                               -----------             ---------
                                                                 2,131,005             1,845,523
                                                               -----------             ---------
          Operating loss                                          (440,529)             (727,814)

Other expenses:
    Interest expense, net                                         (150,148)              (49,922)
    Factoring expense                                               (2,132)              (44,977)
                                                               -----------             ---------
                                                                  (152,280)              (94,899)
                                                               -----------             ---------
          Net loss                                             $  (592,809)             (822,713)
                                                               -----------             ---------
                                                               -----------             ---------

Net loss per share basic and diluted                           $      (.09)                 (.17)
                                                               -----------             ---------
                                                               -----------             ---------
Weighted average shares outstanding basic and diluted            6,343,133             4,920,000


See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 1998 AND 1997

-------------------------------------------------------------------------------

                                      Common        Common                                                          Total
                                      stock,        stock,       Additional        Stock                         stockholders'
                                       $.01         $.001         paid-in       subscription     Accumulated         equity
                                        par          par          capital        receivable        deficit         (deficit)
                                      ------        -------       --------       ----------       --------     ------------
BALANCES AT JUNE 30, 1996            $ 1,640             -      2,337,313             -           (1,555,152)        783,801

Preferred stock dividend
  requirement                              -             -              -             -              (43,806)        (43,806)
Net loss                                   -             -              -             -             (822,713)       (822,713)
                                     -------        ------      ---------       -------           ----------       ---------
BALANCES AT JUNE 30, 1997              1,640             -      2,337,313             -           (2,421,671)        (82,718)

Preferred stock dividend
  requirement                              -             -              -             -              (36,330)        (36,330)
Issuance of common stock                  54           153        165,423             -                    -         165,630
Issuance of warrants to purchase
  common stock                             -             -         10,000             -                    -          10,000
Conversion of preferred stock
  to common stock                         56             -        169,744             -                    -         169,800
Conversion of options and
  warrants to common stock               290             -         28,735             -                    -          29,025
Conversion of REAADS common
  stock to Corgenix common
  stock                               (2,040)        6,120         (4,080)            -                    -               -
Issuance of common stock in
  connection with merger                   -         1,957      1,955,302             -                    -       1,957,259
Issuance of common stock in
  private placement offering               -         3,872        878,012             -                    -         881,884
Common stock subscription                  -             -         25,651       (25,651)                   -               -
Net loss                                   -             -              -             -             (592,809)       (592,809)
                                     -------        ------      ---------       -------           ----------       ---------
BALANCES AT JUNE 30, 1998            $     -        12,102      5,566,100       (25,651)          (3,050,810)      2,501,741
                                     -------        ------      ---------       -------           ----------       ---------
                                     -------        ------      ---------       -------           ----------       ---------

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW
JUNE 30, 1998 AND 1997

                                                                                        1998                   1997
                                                                                        ----                   ----
Cash flows from operating activities:
  Net loss                                                                          $ (592,809)             (822,713)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                                   175,028                132,576
      Common stock issued for services                                                 36,525                     -
      Accretion of interest                                                             7,375                     -
      Provision (credit) for doubtful accounts                                          3,147               (28,216)
      Changes in operating assets and liabilities, net of acquisition:
        Accounts receivable                                                           229,082              (104,302)
        Inventories                                                                  (276,647)              109,885
        Prepaid expenses and other assets                                              71,173               (33,911)
        Accounts payable                                                             (132,295)              226,437
        Accrued payroll and related liabilities                                        (2,281)               76,774
        Other liabilities                                                                (700)               (9,055)
                                                                                  -----------             ---------
          Net cash used by operating activities                                      (482,402)             (452,525)
                                                                                  -----------             ---------
Cash flows from investing activities:
  Purchases of equipment                                                              (14,240)             (283,905)
  Proceeds from return of equipment                                                    63,916                     -
  Cash paid for acquisition costs                                                    (129,076)                    -
                                                                                  -----------             ---------
          Net cash used by investing activities                                       (79,400)             (283,905)
                                                                                  -----------             ---------
Cash flows from financing activities:

  Proceeds from issuance of common stock                                              881,914                     -
  Proceeds from issuance of notes payable                                             293,995             1,110,891
  Payments on notes payable                                                          (483,561)             (120,305)
  Factor payables                                                                           -              (128,985)
  Cash paid for financing costs                                                       (55,318)                    -
                                                                                  -----------             ---------
          Net cash provided by financing activities                                   637,030               861,601
                                                                                  -----------             ---------
          Net increase in cash and cash equivalents                                    75,228               125,171
Cash and cash equivalents at beginning of year                                        141,086                15,915
                                                                                  -----------             ---------
Cash and cash equivalents at end of year                                          $   216,314               141,086
                                                                                  -----------             ---------
                                                                                  -----------             ---------
Supplemental disclosures:

  Cash paid for interest                                                          $   156,940                49,922
                                                                                  -----------             ---------
                                                                                  -----------             ---------
Acquisition:
  Assets acquired                                                                 $ 2,025,817                     -
  Liabilities assumed                                                                 (68,558)                    -
  Common stock issued                                                              (1,957,259)                    -
                                                                                  -----------             ---------
          Net cash paid for acquisition                                           $         -                     -
                                                                                  -----------             ---------
                                                                                  -----------             ---------
Noncash financing activities:
  Common stock warrants issued with note payable                                  $    10,000                     -
                                                                                  -----------             ---------
                                                                                  -----------             ---------
  Conversion of preferred stock to notes payable                                  $   254,961                     -
                                                                                  -----------             ---------
                                                                                  -----------             ---------
  Common stock subscription                                                       $    25,651                     -
                                                                                  -----------             ---------
                                                                                  -----------             ---------

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998 AND 1997

-------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS, BASIS OF PRESENTATION AND MERGER

     On May 22, 1998, REAADS Medical Products (REAADS) completed a merger with a subsidiary of Gray Wolf Technologies, Inc., an inactive corporation with no significant assets or operations. The resulting merged corporation was named Corgenix, Inc. The parent corporation was renamed Corgenix Medical Corporation (Corgenix or the Company). Effective with the merger, all previously outstanding common stock, preferred stock, options and warrants of REAADS were exchanged for common stock of Corgenix in an exchange ratio of 1 share of REAADS in exchange for 30 shares of Corgenix, resulting in the previous stockholders of REAADS owning approximately 76% of the common stock of Corgenix.

     Corgenix develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. The Company markets its products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors and private label (OEM) agreements. The Company's offices and manufacturing facility are located in Westminster, Colorado.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, REAADS Bio-medical Products (UK) Limited (REAADS UK). REAADS UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. The operations of REAADS UK were not significant for the years ended June 30, 1998 and 1997.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments, purchased with maturities of three months or less to be cash equivalents.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORIES

     Inventories are recorded at the lower of cost or market, using the first-in, first-out method. Components of inventories as of June 30, are as follows:

                                            1998                   1997
                                            ----                   ----
           Raw materials                  $ 131,709                59,851
           Work-in-process                  210,307               138,080
           Finished goods                   169,392                36,830
                                          ---------               -------
                                          $ 511,408               234,761
                                          ---------               -------
                                          ---------               -------

     EQUIPMENT

     Equipment is recorded at cost. Depreciation, which totaled $84,667 and $57,984 for the years ended June 30, 1998 and 1997, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the assets which range from 3 to 7 years.

     INTANGIBLE ASSETS

     Intangible assets consist of purchased patents and goodwill, which are amortized using the straight-line method over 15 years.

     INCOME TAXES

     Under the asset and liability method of recording income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of products.

     RESEARCH AND DEVELOPMENT

     Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

     LONG-LIVED ASSETS

     The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

     STOCK-BASED COMPENSATION

     In accounting for its stock purchase and option plan, the Company records compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Pro forma net income
     (loss) disclosures for employee stock option grants as if the fair value based method had been applied are also provided.

(2)  BUSINESS COMBINATION

     On May 22, 1998, REAADS purchased, in an exchange of common stock, a subsidiary of Gray Wolf Technologies, Inc. (Gray Wolf) in a transaction accounted for using the purchase method of accounting. The total purchase price and fair value of net assets acquired of Gray Wolf was $1,957,259. Net assets acquired are as follows:

           Net current assets                                     $ 27,425
           Intangible assets                                     1,998,392
           Net current liabilities                                 (68,558)
                                                               -----------
                                                               $ 1,957,259
                                                               -----------
                                                               -----------

     As Gray Wolf was an inactive corporation with no significant operations, pro forma results of operations have not been presented, as there was no impact on sales and a de minimis impact on the current period net loss. The proforma results of operations for the year ended June 30, 1998, from the amortization of goodwill from the acquisition would be $133,226. The results of operations subsequent to the date of acquisition are included in the Company's consolidated operations.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(3)  NOTES PAYABLE

     Notes payable consist of the following at June 30, 1998 and 1997:

                                                                                   1998         1997
                                                                                   ----         ----
     Note payable to Eagle Bank, with interest at prime plus 2.75% (11.25% at
         June 30, 1998), due in monthly installments of $14,000 through
         January 2007, collateralized by the Company's common stock, commercial security agreements and a key
         man life insurance policy                                             $  918,603      976,532

     Note payable to Eagle Bank, with interest at the bank's base lending rate plus 2% (11.25% at June 30, 1998) due in monthly installments of $2,000 and a balloon payment due December 30, 1998,
         collateralized by accounts receivable                                     40,000       50,000

     Notes payable to former preferred stockholders, with interest at
         12%, due November 8, 1998                                                144,511            -

     Note payable, with interest at prime plus 3%
         (11.50% at June 30, 1998), due on demand                                  38,000            -

     Notes payable to officers of the Company with interest
         rates ranging from 8% to 22%, repaid in 1998                                   -       13,812
                                                                               ----------    ---------
                                                                                1,141,114    1,040,344

     Less current portion                                                        (287,765)    (124,703)
                                                                               ----------    ---------
              Notes payable, excluding current portion                         $  853,349      915,641
                                                                               ----------    ---------
                                                                               ----------    ---------

     Aggregate maturities of notes payable by year as of June 30, 1998, are as follows:

           Years ending June 30:
               1999                                        $  287,765
               2000                                            72,986
               2001                                            81,634
               2002                                            91,303
               2003                                           102,125
               Thereafter                                     505,301
                                                           ----------
                                                           $1,141,114
                                                           ----------
                                                           ----------

     The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(4)  COST OF SALES

     During the year ended June 30, 1997, the Company included a charge of $479,000 in cost of sales due to a product design flaw of a raw material component used in one of the Company's products. A sole source manufacturer in Japan provided the raw material component. The Company was contractually obligated to purchase the raw material from this manufacturer through a contract with the Company's largest customer, Chugai Pharmaceutical Co., Ltd. The product design flaw has been resolved to the satisfaction of the customer.

(5)  STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Company previously issued 113.2 shares of mandatorily redeemable Class A voting preferred stock, which was recorded at liquidation value which approximated fair market value at the date of issuance. Pursuant to the purchase of Gray Wolf, one-half of the shares of preferred stock were converted into common stock and one-half of the shares of preferred stock plus all unpaid dividends were converted into notes payable.

     COMMON STOCK

     In connection with the merger, the Company may have an obligation to issue 4,000,000 shares of contingent common stock to former REAADS stockholders. The contingent shares are issuable upon the occurrence of the following events: (i) the conversion of one or more shares of the Company's authorized but unissued Series A 5% convertible preferred stock to common stock or the exercise of one or more common stock purchase warrants issued in connection with the Series A Preferred Stock, in which case the maximum number of contingent shares issuable is 2,000,000 shares, (ii) November 23, 1998, if as of such date the Company has sold less than $1,000,000 of Series A Preferred Stock, in which case the maximum number of contingent shares issuable is 4,000,000 shares less (a) the number of shares of common stock issuable upon conversion of all then outstanding Series A preferred stock and exercise of all preferred stock less (b) four times the dollar amount of Series A preferred stock sold by the Company as of such date. The contingent shares are issuable to the former stockholders of REAADS without payment of additional consideration.

     Effective with the purchase of Gray Wolf, 3,872,235 shares of Corgenix common stock were issued at a weighted average price of $.2532 per share. Proceeds of $881,884 were recorded net of commissions and expenses. An additional 77,765 shares of Corgenix common stock were subscribed, and a subscription receivable was recorded of $25,651.

(6)  STOCK PURCHASE AND OPTION PLAN

     Prior to the purchase of Gray Wolf, the Company had a stock purchase and option plan, whereby, the Company sold shares of its stock, and/or granted options to purchase shares of its common stock to key employees, officers, directors and consultants, as determined by

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(6)  STOCK PURCHASE AND OPTION PLAN (CONTINUED)

     the Company's Board of Directors. Options under this plan were granted at not less than exercisable over 5 to 10 year periods. All such options were converted to shares of common stock pursuant to the merger agreement entered into with the purchase of Gray Wolf with no monetary consideration received by the Company. Accordingly, no options are outstanding at June 30, 1998.

     As the Company granted options at fair value, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had compensation cost for the Company's stock-based compensation plan been determined as fair value at the grant dates for awards under the plan, the Company's net loss would have been increased to the proforma amount indicated below:

                                                              June 30, 1997
                                                              --------------
                   Net loss:
                        As reported                             $ 822,713
                        Proforma                                  840,637

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 1997; no dividend yield, no volatility, risk-free interest rate of 5.6 percent, and expected life of 4 years.

     A summary of the status of the Company's fixed stock options plan for the year ended June 30, 1997, is presented below:

                                                                                        Weighted average
                                                                           Shares        exercise price
                                                                           ------       -----------------
Outstanding at beginning of year                                          44,500           $ 22
Granted                                                                    4,300             30
Exercised                                                                      -              -
Forfeited                                                                 (1,300)            30
                                                                          -------            --
Outstanding at June 30, 1997                                              47,500             23
                                                                          -------            --
                                                                          -------            --
Options exercisable at June 30, 1997                                      32,550

Weighted-average fair value of options granted during the year                             $ 30

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(7)  COMMITMENTS AND CONTINGENCIES

     ROYALTY AGREEMENT

     The Company has a royalty agreement with BioStar Medical Products, Inc. (BioStar) whereby the Company pays 5% of certain product sales, up to an aggregate of $600,000, in royalties. As of June 30, 1998, $538,962 of cumulative royalties have been paid to BioStar. Royalty expense under this agreement totaled $91,574 and $99,521 for the years ended June 30, 1998 and 1997, respectively.

     LEASES

     The Company is obligated under various noncancelable operating leases primarily for its operating facility and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of June 30, 1998 are as follows:

             Years ending June 30:
                1999                                                $135,000
                2000                                                 133,000
                2001                                                 135,000
                2002                                                  11,000
                                                                    --------
                  Total future minimum lease payments               $414,000
                                                                    --------
                                                                    --------

     Rent expense totaled $115,311 and $121,235 for the years ended June 30, 1998 and 1997, respectively.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain key employees, certain of whom are also stockholders. In addition to salary and benefit provisions, these agreements include defined commitments should the employees terminate their employment with or without cause.

(8)  INCOME TAXES

     At June 30, 1998, the Company has a net operating loss carryforward for income tax purposes of approximately $2,738,000 expiring during the period from 2006 to 2013. Research and development tax credit carryforwards approximate $135,220. The future utilization of the operating loss carryforwards or the time period in which the carryforwards could be utilized could be limited if certain historical stockholders of REAADS sell their shares within two years of the purchase of Gray Wolf.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

     As of June 30, 1998, the Company had a gross deferred tax asset of approximately $338,400 relating primarily to the Company's net operating losses and research and development credit carryforwards. A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it's not more likely than not that the tax assets will be utilized.

(9)  RELATED PARTY TRANSACTIONS

     The Company has a consulting agreement with TransGlobal Financial Corporation (TGF), a company whose president also serves as a director of Corgenix. TGF is to provide business and financial advice in return for a monthly fee of $5,000 through May 22, 2001, plus a percentage of funds committed and available to the Company through debt or equity financing. TGF is also entitled to a transaction fee for any business combination or joint venture it represents for Corgenix. Two of Corgenix's directors will be nominated by TGF for the term of the agreement unless the Company issues an aggregate of 250,000 or more shares of Series A preferred stock and warrants to purchase an aggregate of 250,000 or more shares of common stock. Thereafter, TGF is entitled to have a designated observer present at all board meetings. During the term of the agreement, the Company is required to obtain TGF's written consent prior to issuing more than 5% of any class of common or preferred stock.

     The Company has issued options to TGF for the purchase of 1,000,000 units of Series A 5% convertible preferred stock and warrants to purchase one share of common stock at an exercise price of $2.00, for an aggregate purchase price of $1,000,000.

     The Company has entered into product development, manufacturing and distribution agreements with Chugai, which provide certain rights for Chugai to distribute the Company's products in Japan.

     In November 1997, the Company borrowed $100,000 under a note payable from a stockholder. The note and related interest was repaid in May 1998.

     Amounts due from an officer are due on June 6, 1999, and do not bear interest.

(10) CONCENTRATION OF CREDIT RISK

     The Company's customers are principally located in the United States, although it has some foreign customers. The Company has a distribution agreement with Cambridge Life Sciences plc to distribute the Company's products in Europe. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables.

     Chugai is the Company's largest customer, representing approximately 30% and 40% of sales in the years ended June 30, 1998 and 1997, respectively, and approximately 21% and 37% of accounts receivable at June 30, 1998 and 1997, respectively.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(11) SUBSEQUENT EVENT

     In July 1998, the Company received proceeds of $25,651 under its common stock subscription and the related common shares were issued.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 1998.

                              CORGENIX MEDICAL CORPORATION

                                   By: /s/
                                       --------------------------------
                                   Luis R. Lopez, M.D.
                                   Chairman and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 SIGNATURES             TITLE                               DATE

/s/
--------------------
 Luis R. Lopez, M.D.    Chairman of the Board, Chief        September 28, 1998
                        Executive Officer and Director
                        (principal executive officer)

/s/
--------------------
 Douglass T. Simpson    President (principal financial and  September 28, 1998
                        accounting officer) and Director


/s/
--------------------
 Brian E. Johnson       Director                            September 28, 1998


/s/
--------------------
 Mike M. Mustafoglu     Director                            September 28, 1998


/s/
--------------------
 Alev Lewis             Director                            September 28, 1998