Form 10KSB/A
period 1998-06-30
CORGENIX MEDICAL CORP/CO
filed 1998-10-28
CIK 1063665

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-KSB/A-1

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

The aggregate market value of the voting stock held by non-affiliates of the issuer was $5,272,187 as of September 30, 1998.

The number of shares of Common Stock outstanding was 12,027,259 as of September 30, 1998.

Transitional Small Business Disclosure Format.  Yes / /  No /X/

                     DOCUMENTS INCORPORATED BY REFERENCE


                                    None

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

     BETA 2 GLYCOPROTEIN I (Beta2GPI) -- a serum protein (cofactor) that participates in the binding of antiphospholipid antibodies.

     COAGULATION -- the process by which blood clots.

     COFACTOR -- a serum protein that participates in the binding of antiphospholipid antibodies, for example Beta2GPI.

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

                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is currently traded on the OTC Bulletin Board-Registered Trademark-under the symbol "COGX". From February 27, 1998 until the Merger on May 22, 1998, the Common Stock was quoted on the OTC Bulletin Board-Registered Trademark- under the symbol "GRWT." On October 27, 1998, the last bid price of the Common Stock on the OTC Bulletin Board-Registered Trademark- as reported by the OTC Bulletin Board-Registered Trademark- was $0.22.

     The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock as reported on the OTC Bulletin Board-Registered Trademark-. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                             High         Low
   Year Ended June 30, 1998

      First Quarter  . . . . . . . . . . . . . . . . .       $--         $--

      Second Quarter . . . . . . . . . . . . . . . . .        --          --

      Third Quarter  . . . . . . . . . . . . . . . . .        --          --

      Fourth Quarter . . . . . . . . . . . . . . . . .       $1.55       $0.31

   Year Ended June 30, 1999

      First Quarter  . . . . . . . . . . . . . . . . .       $1.75       $0.53

      Second Quarter (through October 27, 1998)  . . .        0.50        0.19


     On September 30, 1998 there were approximately 52 holders of record of the Common Stock.

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

     In October 1995, the Company sold in a private placement transaction 4,000,000 shares of Common Stock at a price of $.001 per share for total gross proceeds of approximately $4,000. This sale was made to an affiliate of the Company in reliance upon exemptions from the registration requirements of Section 5 of the Act provided by Section 4(2) of the Act. The Company repurchased such shares in January 1998 for a purchase price of $8,000, which was paid for by the issuance of a note in the amount of the purchase price.

     In April 1996, REAADS sold in a private placement transaction a total of
113.2 shares of its preferred stock and 29,300 warrants to purchase shares of REAADS common stock at an exercise price of $30.00 per share. These securities were sold to six individuals for total gross proceeds of approximately $340,000. Based upon information provided by each of the investors, the Company believes that each was either an "accredited investor" or was sophisticated in transactions of this nature. At the time of the purchase, each of the investors was either a founder, a senior management employee or a director of the Company, each was involved in the day-to-day operations of the Company and each had access to all relevant financial information regarding the business and affairs of the Company. These sales were made in reliance upon exemptions from the registration requirements of
Section 5 of the Act provided by Section 4(2) of the Act.

     In February 1998, REAADS sold 250 shares of its common stock to a consultant to REAADS in consideration for services valued at $7,500. Based upon information provided by the investor, the Company believes that the investor was an "accredited investor." At the time of the purchase, the investor was a member of the Company's scientific advisory board and had access to all relevant financial information regarding the business and affairs of the Company. This sale was made in reliance upon exemptions from the registration requirements of Section 5 of the Act provided by Section 4(2) of the Act.

     In November 1997, REAADS issued 6,660 warrants to purchase shares of REAADS common stock at an exercise price of $30.00 per share in connection with the making of a loan to REAADS. The investor is a founder of the Company and, based upon information provided to the Company by the investor, the Company believes that the investor was an "accredited investor." The investor also served as a consultant to the Company and had access to all relevant financial information regarding the business and affairs of the Company. This sale was made in reliance upon exemptions from the registration requirements of Section 5 of the Act provided by Section 4(2) of the Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 82.6% to $1,322,000 in 1998 from $724,000 in 1997, due in part to legal, accounting and other costs relating to strategic partnering activities, financing activities and the costs of transforming into a public company. Transaction costs of $342,000 for merger expenses and success fees are included in general and administrative expenses in 1998. These costs are expensed due to the assets of both entities being reflected in the financial statements at their historical carrying amounts, due to the merger transaction with a "shell" company.

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

     DEPENDENCE ON COLLABORATIVE RELATIONSHIPS AND THIRD PARTIES FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION

     The Company has entered into licensing and research and development agreements with collaborative partners, from which it derived a significant percentage of its revenues in 1997. Pursuant to these agreements, the Company's collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of the Company's products. The Company will continue to rely on present and future collaborative partners for the development of products and technologies. There can be no assurance that the Company will be able to negotiate future such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements, it could experience increased capital requirements or be forced to undertake such activities at its own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by the Company in its product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair the Company's ability to deliver products on a timely basis. See "--Dependance on Distribution Partners for Sales of Diagnostic Products in International Markets," "Part I. Item 1. Description of Business -- Chugai Strategic Relationship" and "-- Other Strategic Relationships."

     NO ASSURANCE OF SUCCESSFUL OR TIMELY DEVELOPMENT OF ADDITIONAL PRODUCTS

     The Company's business strategy includes the development of additional diagnostic products. The Company's success in developing new products will depend on its ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. The Company will have limited resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If the Company is unable, for technological or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, the Company's results of operation could be materially and adversely affected. See "Part I. Item 1. Description of Business -- Products and Markets" and "-- Regulation."

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

     Moreover, the over-the-counter markets for securities of very small companies such as the Company historically have experienced extreme price and volume fluctuations during certain periods, and the Company's stock price has experienced significant price and volume fluctuations in the past. These broad market fluctuations and other factors, such as new product developments and trends in the Company's industry and the investment markets and economic conditions generally, as well as quarterly variation in the Company's results of operations, may adversely affect the market price of the Company's Common Stock. In addition, the Company's Common Stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." As a result, many brokers are unwilling to engage in transactions in the Company's Common Stock because of the added disclosure requirements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information with respect to the executive officers, certain other management, certain consultants to the Company and members of the Board of Directors of the Company as of September 30, 1998:

------------------------------------------------------------------------------------------------
 NAME                               AGE     POSITION
------------------------------------------------------------------------------------------------
 Luis R. Lopez, M.D. (1)            50      Chief Executive Officer and Chairman of the Board

 Douglass T. Simpson (1)(2)         50      President, Chief Operating Officer

 W. George Fleming, Ph.D. (1)(3)    67      Vice President, International Operations

 Ann L Steinbarger (1)              45      Vice President, Sales and Marketing

 Taryn G. Reynolds (1)              38      Vice President, Operations

 Catherine A. Fink, Ph.D.           33      Executive Scientific Director

 Nanci B. Dexter                    33      Director of Quality and Regulatory Affairs

 Brian E. Johnson (2)(4)            48      Director

 Mike M. Mustafoglu (2) (4)         48      Director

 Alev T. Lewis                      36      Director

 Douglass A. Triplett, M.D.(3)      45      Chairman, Scientific Advisor Board

------------------
(1)  Executive Officer
(2)  Member of the Audit Committee
(3)  Consultant to the Company
(4)  Member of the Compensation Committee

     LUIS R. LOPEZ, M.D., has served as the Chief Executive Officer and Chairman of the Board of Directors of the Company since May 1998 and of the Company's operating subsidiary ("REAADS") since it was founded in July 1990. From 1987 to 1990, Dr. Lopez was Vice President of Clinical Affairs at BioStar Medical Products, Inc., a Boulder, Colorado diagnostic firm. From 1986 to 1987 he served as Research Associate with the Rheumatology Division of the University of Colorado Health Sciences Center, Denver, Colorado. From 1980 to 1986 he was Professor of Immunology at Cayetano Heredia University School of Medicine in Lima, Peru, during which time he also maintained a medical practice with the Allergy and Clinical Immunology group at Clinica Ricardo Palma in Lima. From 1978 to 1980 Dr. Lopez held a fellowship in Clinical Immunology at the University of Colorado Health Sciences Center. He received his M.D. degree in 1974 from Cayetano Heredia University School of Medicine in Lima, Peru. He is a clinical member of the American College of Rheumatology, and a corresponding member of the American Academy of Allergy, Asthma and Immunology. Dr. Lopez is licensed to practice medicine in Colorado, and is widely published in the areas of immunology and autoimmune disease. He currently serves on the Board of Directors of DDx, Inc., a Denver, Colorado privately-held biotechnology firm.

     DOUGLASS T. SIMPSON has been the President of the Company since May 1998. Mr. Simpson joined the Company's operating subsidiary as Vice President of Business Development in 1992, was promoted to Vice President, General Manager in 1995, to Executive Vice President in 1996 and then to President in February 1998. Prior to joining the Company's operating subsidiary, he was a Managing Partner at Venture Marketing Group in Austin, Texas, a health care and biotechnology marketing firm, and in that capacity, served as a consultant to REAADS from 1990 until 1992. From 1984 to 1990 Mr. Simpson was employed by Kallestad Diagnostics, Inc. (now Sanofi Diagnostics Pasteur), one of the largest diagnostic companies in the world, where he served as Vice President of Marketing, in charge of all marketing and business development for this $200 million medical diagnostics company. Mr. Simpson holds B.S.
and M.S. degrees in Biology and Chemistry from Lamar University in Beaumont, Texas.

     W. GEORGE FLEMING, Ph.D., has been the Vice President, International Operations, of the Company pursuant to a consulting agreement since May 1998. Dr. Fleming joined the Company's operating subsidiary as Director of European Operations in 1992, after serving as a consultant in international distribution to REAADS from 1990 to 1992. He was promoted to Managing Director, European Operations, and in 1996 to Vice President, International. Prior to joining the Company's operating subsidiary, Dr. Fleming was a director of Unilever's Medical Products Group in the UK, a L41 million health care company. He joined Oxoid, a subsidiary of Brooke Bond in 1968, serving in a number of management positions leading to his appointment as Director of Marketing in 1976, managing their growth up to L31 million in 1985, when it was acquired by Unilever. Dr. Fleming received a B.Sc. degree from Queens University, Belfast, Northern Ireland, and a Ph.D. in Business Administration from Fairfax University, Baton Rouge, Louisiana.

     ANN L. STEINBARGER has been the Vice President, Sales and Marketing, of the Company since May 1998. Ms. Steinbarger joined the Company's operating subsidiary in January 1996 as Vice President, Sales and Marketing with responsibility for its worldwide marketing and distribution strategies.
Prior to joining REAADS, Ms. Steinbarger was with Boehringer Mannheim Corporation, Indianapolis, Indiana, a $200 million IVD company. At Boehringer from 1976 to 1996, she served in a series of increasingly important sales management positions. Ms. Steinbarger holds a B.S. degree in Microbiology from Purdue University in West Lafayette, Indiana.

     TARYN G. REYNOLDS has been the Vice President, Operations, of the Company since May 1998. Mr. Reynolds joined the Company's operating subsidiary in 1992, serving first as Director of Administration, then as Managing Director, U.S. Operations, and then from October 1996 onward as Vice President, Operations with overall management responsibility for the Company's headquarters facility, including R&D, Quality, Administration and Manufacturing. Prior to joining REAADS, Mr. Reynolds held executive positions at Brinker International, MJAR Corporation and M&S Incorporated, all Colorado-based property, operational and financial management firms.

     CATHERINE A. FINK, Ph.D., has been the Company's Executive Scientific Director since May 1998. Dr. Fink joined the Company's operating subsidiary in 1996 as Director of Research and Development with responsibility for product development, and in 1997 was promoted to Executive Scientific Director with additional responsibilities for Quality Control. She chairs the Company's technical committee. Prior to joining REAADS, Dr. Fink was with DDx, Inc., a Denver, Colorado based privately-held biotechnology firm from 1994 until 1996, and from 1993 to 1994 was Product Development Manager at Trinity Biotech plc., an Irish biotechnology company which develops and manufactures rapid saliva and blood based diagnostic tests. From 1990 to 1993, she was with Biosyn Ltd. (Belfast), a manufacturer of diagnostic tests for medical and veterinary applications. Dr. Fink received a B.Sc. (with Honors) from University College Dublin, and a Ph.D. in immunology from the National University at Ireland.

     NANCI B. DEXTER has been the Company's Director of Quality and Regulatory Affairs since May 1998. Ms. Dexter joined REAADS as Director of Quality and Regulatory Affairs in 1997. From 1996 to 1997, she was Director of Regulatory Affairs and Quality Assurance at In-X Corporation, a Denver based medical device company, and from 1993 to 1996, was Manager of Quality Assurance and Quality Control at Cortech, Inc., a Denver biopharmaceutical company. From 1987 to 1993, Ms. Dexter was with Marquest Medical Products, Inc. (Englewood, Colorado) where she held several positions, including Manager of Corporate Document Control. She has a BS degree in Business Administration from Colorado State University (Ft. Collins, Colorado), and is a member of numerous professional organizations including the American Society for Quality Control, Regulatory Affairs Professionals Society, Society of Quality Assurance and the Colorado Medical Device Association.
Ms. Dexter is a Certified Quality Auditor.

     BRIAN E. JOHNSON was appointed as a Director of the Company in May 1998. Mr. Johnson has served as a director of the Company's operating subsidiary since 1993. He served as Senior Vice President -- Field Service and Senior Vice President -- Dealer Development and Acquisitions at ADT Security Systems, then the world's largest provider of electronic security services, from 1996 to 1997. From 1993 to 1995 he was Executive Vice President and Chief Financial Officer of Alert Centre, Inc., a Denver-based, publicly traded electronic security services company, which was acquired by ADT in December 1995. From 1990 through 1993 Mr. Johnson was Managing Partner at Barnes Johnson & Associates, a small investment banking and consulting firm specializing in corporate finance and acquisitions.

Previously, he served as chief financial officer and a director of two publicly traded companies involved in oil and gas exploration and cable television. Mr. Johnson began his career with Arthur Andersen & Company in Denver. He received a B.A. in Economics from Muskingum College in Ohio, a J.D. from the University of Colorado School of Law and an LL.M. in Taxation from the University of Denver Graduate Program in Taxation. Mr. Johnson currently serves as the Executive Vice President and Chief Operating Officer of UltimateCom, a Denver-based Internet technology company.

     MIKE M. MUSTAFOGLU has been a Director of the Company since September 1996. Mr. Mustafoglu is the President and principal of TGF, a firm engaged in providing consulting services to emerging small cap companies. Prior to establishing TGF in 1991, Mr. Mustafoglu served in executive positions with the Oxbow Group, which is ranked by Forbes as one of the top 100 privately held companies in the United States. The Oxbow group of companies are engaged in venture capital investing, commodities trading, electricity, oil and coal production, petroleum refining and industrial manufacturing. Prior to joining Oxbow in 1984, Mr. Mustafoglu was with Getty Oil, where he had executive positions in corporate finance and Planning. Mr. Mustafoglu was a director of Serv-Tech, Inc., a Nasdaq National Market System firm engaged in environmental and maintenance services to the petro-chemical plants worldwide, until its acquisition by Phillips Environmental in July 1997, and has been a director of TransContinental Waste Industries, Inc. since July 1, 1997. Mr. Mustafoglu has a bachelor's degree in engineering and a masters in business administration in finance and quantitative science. Mr. Mustafoglu is the brother of Alev T. Lewis, another director of the Company.

     ALEV T. LEWIS has been a Director of the Company since May 1998. Ms. Lewis has been a Tax Manager with Ernst & Young since 1996, consulting in the areas of individual taxation, personal finance and estate planning. From 1991 to 1996, Ms. Lewis was a corporate tax manager for Amwest Insurance, where she handled all tax matters and compliance functions. Ms. Lewis is the sister of Mike M. Mustafoglu, another director of the Company.

     DOUGLAS A. TRIPLETT, M.D., has been an advisor to the Company's operating subsidiary since 1991. He is Vice President and Director of Medical Education and Director of Hematology for Ball Memorial Hospital in Muncie, Indiana. Since 1980 he has also been a Professor of Pathology, and since 1981 Assistant Dean, of Indiana University School of Medicine. He previously served as the Director of the Hematopathology Program at Ball Memorial Hospital, Associate Professor of Pathology at Indiana University School of Medicine and Chief of Pathology at the Raymond W. Bliss Army Hospital. A graduate of Indiana University School of Medicine, Dr. Triplett is Chairman of the Coagulation Resource Committee of the College of American Pathologists and Co-Chairman of the Scientific Subcommittee of the International Committee on Thrombosis and Hemostasis: Lupus Anticoagulants. He is certified by the American Board of Pathology in Anatomic and Clinical Pathology, Hematology and Transfusion Medicine. Dr. Triplett received the 1989 Medal of the American Society of Clinical Pathologists.

     TERM OF DIRECTORS

     Each director serves for a term of one year or until the director's successor is duly elected, appointed or seated.

     TECHNICAL AND SCIENTIFIC ADVISORS

     Corgenix periodically draws on the expertise of several advisors and consultants in fields related to Corgenix's technology and markets. The Company is establishing a Scientific Advisory Board ("SAB") whose members will be available to the Company as needed on an individual basis to advise the Company with respect to clinical medicine and other matters requiring scientific and clinical expertise. Members of the Scientific Advisory Board who are not employees of the Company will be compensated for their participation on this board. The Scientific Advisory Board will be chaired by Dr. Triplett.

     COMMITTEES

     The Audit Committee consists of Messrs. Johnson, Mustafoglu and Simpson. The Audit Committee makes recommendations to the Board regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by the Company's independent auditors and reviews and evaluates the Company's audit and control functions.

     The Compensation Committee consists of Messrs. Johnson and Mustafoglu. The Compensation Committee reviews and recommends for Board approval compensation for executive officers and makes policy decisions concerning salaries and incentive compensation for employees and consultants of the Company.

     DIRECTORS COMPENSATION

     Members of the Board of Directors currently do not receive any compensation for service on the Board of Directors or any committee thereof. Directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings.

     EMPLOYMENT AGREEMENTS

     The Company has entered into three-year employment agreements with each of Dr. Luis R. Lopez, Douglass T. Simpson, Ann L. Steinbarger, Taryn G. Reynolds and Catherine A. Fink, Ph.D., pursuant to which the Company pays annual salaries of $160,000, $140,000, $100,000, $90,000 and $80,000,
respectively, in 1998 and 1999.   In addition, the Company has executed a
three-year consulting contract with Wm. George Fleming, Ph.D., who serves as the Company's Vice President, International Operations in consideration for an annual fee of $60,000 in 1998 and 1999. These agreements provide for severance payments equal to the salary due during the term of the agreement if the employment of the individual is terminated without cause (as defined in the respective agreements).

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     The Company's directors and executive officers and persons who are beneficial owners of more than 10% of the Common Stock ("10% beneficial owners") are required to file reports of the holdings and transactions in Common Stock with the Securities and Exchange Commission (the "Commission") and to furnish the Company with such reports. Based solely upon its review of the copies of such reports the Company has received or upon written representations it has obtained from certain of these persons, the Company believes that each of the Company's directors and executive officers were 10 days late in filing their Initial Statement of Beneficial Ownership of Securities on Form 3. Except for these late filings, as of September 10, 1998, the Company believes that all of the executive officers and 10% beneficial owners had complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Company's operating subsidiary for the three fiscal years ended June 30, 1998, 1997 and 1996 to the Company's Chief Executive Officer and the two other executive officers whose total annual salary and bonus exceeded $100,000 for services rendered to the subsidiary during such fiscal years (collectively, the "Named Executive Officers").


                        EXECUTIVE COMPENSATION TABLE

                                                                            ANNUAL                LONG-TERM
                                                                         COMPENSATION            COMPENSATION
                                                                       ---------------          --------------
                                                                                                   SECURITIES
                                                          FISCAL                                  UNDERLYING
              NAME AND PRINCIPAL POSITION                  YEAR             SALARY                 OPTIONS(1)
     Luis R. Lopez . . . . . . . . . . . . . . . . . .     1998            $160,000                     --
     Chairman, Chief Executive Officer                     1997             143,333                     --
                                                           1996             133,333                     --


     Douglass T. Simpson . . . . . . . . . . . . . . .     1998            $140,000                     --
     President, Chief Operating Officer                    1997             123,333                     --
                                                           1996             113,333                   38,766


     Ann L. Steinbarger(2) . . . . . . . . . . . . . .     1998            $100,000                     --
     Vice President                                        1997             100,000                     --
                                                           1996              50,000                   55,380

     ------------------

     (1) All awards have been adjusted to reflect the number of shares of Common Stock of the Company received by the optionholder in consideration of the cancellation of such options in connection with the merger of REAADS with and into a wholly-owned subsidiary of the Company (the "Merger").
     (2)  Ms. Steinbarger joined the Company in January 1996.

     The Company has employment agreements with each of the Named Executive Officers. See "Part III. Item 9. Directors, Executive Officers, Promoters and Control Persons -- Employment Agreements." The Company currently does not have any equity incentive or stock purchase plans in place.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 30, 1998 for (a) each person (or group of affiliated persons) is known by the Company to own beneficially more than 5% of the Common Stock, (b) each of the Company's directors, (c) each of the Named Executive Officers (as set forth in "Part III. Item 10. Executive Compensation"), and (d) all directors and current executive officers of the Company as a group. Except as otherwise noted, the Company believes that the persons or entities in this table have sole voting and investing power with respect to all the shares of Common Stock owned by them. The information appearing below concerning persons other than officers and directors of the Company is to the Company's best knowledge based on information obtained from the Company's transfer agent.

                                                                        SHARES BENEFICIALLY OWNED
------------------------------------------------------------    ---------------------------------------
 NAME OF BENEFICIAL OWNER                                            NUMBER               PERCENT
------------------------------------------------------------    -------------------     ---------------
 Dr. Luis R. Lopez(1)(2)(3)  . . . . . . . . . . . . . . .          1,460,310              12.14%
 Corgenix Medical Corporation
 12061 Tejon Street
 Westminster, Colorado 80234

 Raul Diez Canseco(2)(3) . . . . . . . . . . . . . . . . .            679,260               5.64%
 Corgenix Medical Corporation
 12061 Tejon Street
 Westminster, Colorado 80234

 Jana Hartinger Mazzini(2)(3)  . . . . . . . . . . . . . .            662,670               5.51%
 Corgenix Medical Corporation
 12061 Tejon Street
 Westminster, Colorado 80234

 Leland P. Snyder(2)(3)  . . . . . . . . . . . . . . . . .            631,350               5.25%
 Corgenix Medical Corporation
 12061 Tejon Street
 Westminster, Colorado 80234

 Brian E. Johnson(2)(3)  . . . . . . . . . . . . . . . . .             16,620                 *

 Mike M. Mustafoglu(3)(4)  . . . . . . . . . . . . . . . .            217,265               1.81%

 Alev T. Lewis . . . . . . . . . . . . . . . . . . . . . .                  0                 *

 Douglass T. Simpson(2)(3) . . . . . . . . . . . . . . . .            155,340               1.29%

 Ann L. Steinbarger(2)(3)  . . . . . . . . . . . . . . . .             55,380                 *

 All Directors and current executive officers
     as a group (8 persons)(1)(2)(3)(4)  . . . . . . . . .          2,079,735              17.28%

----------------
*    Less than 1%
(1) Includes 153,000 shares held of record by Transition Partners Limited, as to which Dr. Lopez has power to vote. Dr. Lopez disclaims beneficial ownership of such shares.
(2) Excludes shares of contingent Common Stock that may be issued to such holders under certain conditions. See "Item 7. Certain Relationships and Related Transactions -- Contingent Common Stock."
(3) Except for 64,265 shares of Common Stock held by TGF (See Note 4), all of such shares are restricted and cannot be transferred by the holder thereof until May 23, 1999.
(4) Consists solely of shares held by TGF, of which Mr. Mustafoglu is the president and controlling shareholder. Mr. Mustafoglu disclaims beneficial ownership of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     The following table sets forth the number of shares of Common Stock that would have been held by the persons indicated as of September 30, 1998, assuming that all of the 4,000,000 shares of contingent Common Stock had been issued on such date to the former REAADS stockholders.

                                                                        SHARES BENEFICIALLY OWNED
                                                                    AFTER CONTINGENT STOCK ISSUANCE
------------------------------------------------------------    ---------------------------------------
 NAME OF BENEFICIAL OWNER                                            NUMBER               PERCENT
------------------------------------------------------------    -------------------     ---------------
Dr. Luis R. Lopez(1)(2). . . . . . . . . . . . . . . . . .          2,414,761             23.86%

Raul Diez Canseco(2) . . . . . . . . . . . . . . . . . . .          1,123,221             11.10%

Jana Hartinger Mazzini(2). . . . . . . . . . . . . . . . .          1,095,788             10.83%

Leland P. Snyder(2). . . . . . . . . . . . . . . . . . . .          1,043,997             10.32%

Brian E. Johnson(2). . . . . . . . . . . . . . . . . . . .             27,483                *

Mike M. Mustafoglu(2)(3) . . . . . . . . . . . . . . . . .            217,265              2.15%

Alev T. Lewis. . . . . . . . . . . . . . . . . . . . . . .                  0                *

Douglass T. Simpson(2) . . . . . . . . . . . . . . . . . .            256,869              2.54%

Ann L. Steinbarger(2). . . . . . . . . . . . . . . . . . .             91,576                *

All directors and current executive officers
  as a group (8 persons)(1)(2)(3). . . . . . . . . . . . .          3,295,381             32.56%

-----------------
*    Less than 1%
(1) Includes 153,000 shares held of record by and 100,000 contingent shares issuable to Transition Partners Limited, as to which Dr. Lopez has power to vote. Dr. Lopez disclaims beneficial ownership of such shares.
(2) Except for 64,265 shares of Common Stock held by TGF (see Note 3), all of such shares are restricted and cannot be transferred by the holder thereof until May 23, 1999.
(3) Consists solely of shares held by TGF, of which Mr. Mustafoglu is the president and controlling shareholder. Mr. Mustafoglu disclaims beneficial ownership of such shares.

     CORPORATE RELATIONS AGREEMENT

     The Company is a party to an agreement dated April 14, 1998 with Corporate Relations Group, a Florida corporation ("CRG"). Pursuant to this agreement and a related payment agreement, CRG provides corporate relations services to the Company for a period of one year for a fee of $75,000. In connection with the execution of this Agreement, Gulf Atlantic Publishing, Inc. purchased 950,000 shares of the Company's Common Stock for total consideration of $50,000. CRG and Gulf Atlantic Publishing, Inc. are both corporations that are wholly owned by Strattcom Media, Ltd, a publicly-held corporation.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.



 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------

 2.1 Agreement and Plan of Merger dated as of May 12, 1998 by and among Gray Wolf Technologies, Inc., Gray Wolf Acquisition Corp. And
           REAADS Medical Products, Inc. (filed as Exhibit 2.1 to the
           Company's Registration Statement on Form 10-SB filed June 29,
           1998, and incorporated herein by reference).
 2.2       First Amendment to Agreement and Plan of Merger dated as of May
           22, 1998 by and among Gray Wolf Technologies, Inc., Gray Wolf
           Acquisition Corp. And REAADS Medical Products, Inc. (filed as
           Exhibit 2.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 2.3       Second Amendment to Agreement and Plan of Merger dated as of June
           17, 1998 by and among the Company and TransGlobal Financial
           Corporation (filed as Exhibit 2.3 to the Company's Registration
           Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 3.1 Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Registration Statement on Form 10-SB filed June 29,
           1998, and incorporated herein by reference).
 3.2       Bylaws (filed as Exhibit 3.2 to the Company's Registration
           Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 4.1       Certificate of Designations for Series A Preferred Stock (filed as
           Exhibit 4.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.1      Manufacturing Agreement dated September 1, 1994 between Chugai
           Pharmaceutical Co., Ltd. and REAADS Medical Products, Inc.(filed as Exhibit 10.1 to the Company's Registration Statement on Form
           10-SB filed June 29, 1998, and incorporated herein by reference).
 10.2      Amendment to the Manufacturing Agreement dated as of January 17,
           1995 between Chugai Pharmaceutical Co., Ltd. and REAADS Medical
           Products, Inc.(filed as Exhibit 10.2 to the Company's Registration
           Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.3      Amendment Agreement dated November 17, 1997 between Chugai
           Diagnostic Science, Co., Ltd. and REAADS Medical Products,
           Inc.(filed as Exhibit 10.3 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.4      Distribution Agreement dated August 26, 1993 between Chugai
           Pharmaceutical Co., Ltd. and REAADS Medical Products, Inc.(filed as Exhibit 10.4 to the Company's Registration Statement on Form
           10-SB filed June 29, 1998, and incorporated herein by reference).
 10.5 Amendment to the Distribution Agreement dated September 7, 1994 between Chugai Pharmaceutical Co., Ltd. and REAADS Medical
           Products, Inc. (filed as Exhibit 10.5 to the Company's
           Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.6      Distribution Agreement dated November 14, 1997 between Chugai
           Diagnostics Science Co, Ltd. and REAADS Bio-Medical Products (UK)
           Ltd. (filed as Exhibit 10.6 to the Company's Registration Statement
 10.7      Product Development and Manufacturing Agreement dated September
           12, 1994 between REAADS Medical Products, Inc. and Helena
           Laboratories Corporation (filed as Exhibit 10.7 to the Company's
           Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.8 Amendment to Product Development and Manufacturing Agreement effective December 15, 1997 between REAADS Medical Products, Inc.
           and Helena Laboratories Corporation (filed as Exhibit 10.8 to the
           Company's Registration Statement on Form 10-SB filed June 29,
           1998, and incorporated herein by reference).

 10.9      Office Lease dated February 6, 1996 between Stream Associates,
           Inc. And REAADS Medical Products, Inc. (filed as Exhibit 10.9 to the Company's Registration Statement on Form 10-SB filed June 29,
           1998, and incorporated herein by reference).
 10.10     Guarantee dated November 1, 1997 between William George Flemming,
           Douglass Simpson and Geoffrey Vernon Callen (filed as Exhibit
           10.10 to the Company's Registration Statement on Form 10-SB filed
           June 29, 1998, and incorporated herein by reference).
 10.11 Employment Agreement dated May 22, 1998 between Luis R. Lopez and the Company (filed as Exhibit 10.11 to the Company's Registration
           Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.12     Employment Agreement dated May 22, 1998 between Douglass T.
           Simpson and the Company (filed as Exhibit 10.12 to the Company's
           Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.13 Employment Agreement dated May 22, 1998 between Ann L. Steinbarger and the Company (filed as Exhibit 10.13 to the Company's
           Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.14 Employment Agreement dated May 22, 1998 between Taryn G. Reynolds and the Company (filed as Exhibit 10.14 to the Company's
           Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.15     Employment Agreement dated May 22, 1998 between Catherine
           (O'Sullivan) Fink and the Company (filed as Exhibit 10.15 to the
           Company's Registration Statement on Form 10-SB filed June 29,
           1998, and incorporated herein by reference).
 10.16     Consulting Contract dated May 22, 1998 between Wm. George Fleming,
           Bond Bio-Tech, Ltd. and the Company (filed as Exhibit 10.16 to the
           Company's Registration Statement on Form 10-SB filed June 29,
           1998, and incorporated herein by reference).
 10.17     Stock Purchase Agreement dated September 1, 1993 between Chugai
           Pharmaceutical Co., Ltd. and REAADS Medical Products, Inc. (filed as Exhibit 10.17 to the Company's Registration Statement on Form
           10-SB filed June 29, 1998, and incorporated herein by reference).
 10.18 Lead Generation/Corporate Relations Agreement dated April 14, 1998 between the Company and Corporate Relations Group, Inc. (filed as
           Exhibit 10.18 to the Company's Registration Statement on Form
           10-SB filed June 29, 1998, and incorporated herein by reference).
 10.19     Note dated January 6, 1997 between REAADS Medical Products, Inc.
           and Eagle Bank (filed as Exhibit 10.19 to the Company's
           Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
 10.20     Deed of Guarantee Sterling and Currency dated May 14, 1997 by
           REAADS Bio-Medical Products (UK) Limited (filed as Exhibit 10.20 to the Company's Registration Statement on Form 10-SB filed June
           29, 1998, and incorporated herein by reference).
 10.21     Option Agreement dated as of May 22, 1998 between TransGlobal
 10.22     Consulting Agreement dated May 22, 1998 between TransGlobal
           Financial Corporation and the Company (filed as Exhibit 10.22 to the Company's Registration Statement on Form 10-SB filed June 29,
           1998, and incorporated herein by reference).
 10.23 Distributor Agreement dated as of August 3, 1998 by and between American Biogenetic Sciences, Inc. and the Company (filed as
           Exhibit 10.23 to the Company's Registration Statement on Form
           10-SB/A-1 filed September 24, 1998, and incorporated herein by reference) (certain portions of Exhibit 10.23 have been omitted based upon a request for confidential treatment; the omitted portions have been filed with the Commission).
 10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's
           Registration Statement on Form 10-SB/A-1 filed September 24, 1998, and incorporated herein by reference).
 11.1      Statement Regarding Computation of Net Income per Share (filed as
           Exhibit 11.1 to the Company's  Annual Report on Form 10-KSB filed
           September 28, 1998, and incorporated herein by reference).
 21.1      Subsidiaries of the Registrant (filed as Exhibit 21.1 to the
           Company's Registration Statement on Form 10-SB filed June 29,
           1998, and incorporated herein by reference).

                                     39

 27*     Financial Data Schedule

--------------------------------
*    Filed herewith.


      (b) Financial Statement Schedules

          None

                            CORGENIX MEDICAL CORPORATION
                                   AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1998 AND 1997


                    (WITH INDEPENDENT AUDITORS' REPORT THEREON)

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

 Consolidated Statement of Operations for Years Ended
 June 30, 1998 and 1997                                             F-3

 Consolidated Statements of Stockholders' Equity (Deficit)
 for the Years Ended June 30, 1998 and 1997                         F-4

 Consolidated Statements of Cash Flows for the Years Ended
 June 30, 1998 and 1997                                             F-5

 Notes to Consolidated Financial Statements                         F-6

                        INDEPENDENT AUDITORS' REPORT




The Board of Directors of Corgenix Medical Corporation:


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



Boulder, Colorado
October 23, 1998

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 1998 AND 1997

---------------------------------------------------------------------------------------------------------------
ASSETS                                                                                  1998             1997
------                                                                                  ----             ----
Current assets:
   Cash and cash equivalents                                                       $   216,314         141,086
   Accounts receivable, less allowance for doubtful accounts of $6,600 and $3,400
            in 1998 and 1997, respectively                                             369,710         601,939
   Note receivable                                                                      27,425               -
   Inventories                                                                         511,408         234,761
   Prepaid expenses                                                                     16,876          12,492
                                                                                     ---------       ---------
                     Total current assets                                            1,141,733         990,278
                                                                                     ---------       ---------
Equipment:
   Machinery and laboratory equipment                                                  304,744         368,660
   Furniture, fixtures and office equipment                                            238,761         224,521
                                                                                     ---------       ---------
                                                                                       543,505         593,181
   Accumulated depreciation and amortization                                          (328,421)       (243,754)
                                                                                     ---------       ---------
                     Net equipment                                                     215,084         349,427
                                                                                     ---------       ---------

Intangible assets:
   Patents, net of accumulated amortization of $572,484 and $498,682
            in 1998 and 1997, respectively                                             545,060         618,862
   Goodwill, net of accumulated amortization of $32,523 and $28,969
            in 1998 and 1997, respectively                                              29,065          32,619
                                                                                     ---------       ---------
                                                                                       574,125         651,481
                                                                                     ---------       ---------
Due from officer                                                                        12,000          12,000
Other assets                                                                            22,652          98,209
                                                                                     ---------       ---------

                     Total assets                                                  $ 1,965,594       2,101,395
                                                                                     ---------       ---------
                                                                                     ---------       ---------

                                      F-2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of notes payable                                                $   287,765         124,703
   Accounts payable                                                                    427,809         529,546
   Accrued payroll and related liabilities                                             106,757         109,038
   Other liabilities                                                                   116,054         116,754
                                                                                     ---------       ---------
                     Total current liabilities                                         938,385         880,041
Notes payable, excluding current portion                                               853,349         915,641
                                                                                     ---------       ---------
                     Total liabilities                                               1,791,734       1,795,682
                                                                                     ---------       ---------

Mandatorily redeemable 12%, Class A Preferred stock, 2,000 shares authorized and
   113.2 shares issued and outstanding in 1997, liquidation preference of $388,431           -         388,431
Stockholders' equity (deficit):
   Preferred stock, $.001 par value.  Authorized 5,000,000 shares, none issued
            or outstanding                                                                   -               -
   Common stock, $0.001 par value.  Authorized 20,000,000 shares; issued
            and outstanding 12,102,494 shares in 1998                                   12,102               -
   Common stock, $0.01 par value.  Authorized 500,000 shares; issued and
            outstanding 164,000 shares in 1997                                               -           1,640
   Additional paid-in capital                                                        3,610,798       2,337,313
   Stock subscription receivable                                                       (25,651)              -
   Accumulated deficit                                                              (3,423,389)     (2,421,671)
                                                                                     ---------       ---------
                     Total stockholders' equity (deficit)                              173,860         (82,718)
                                                                                     ---------       ---------
Commitments and contingencies (notes 5, 7, 9 and 11)
                     Total liabilities and stockholders' equity (deficit)          $ 1,965,594       2,101,395
                                                                                     ---------       ---------
                                                                                     ---------       ---------

See accompanying notes to consolidated financial statements.


                                      F-2 (cont)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 1998 AND 1997


--------------------------------------------------------------------------------------------------
                                                             1998                       1997
                                                             ----                       ----

Net sales                                                $ 2,592,175                  2,435,965
Cost of sales                                                901,699                  1,318,256
                                                           ---------                  ---------

                  Gross profit                             1,690,476                  1,117,709

Operating expenses:
         Selling and marketing                               751,244                    742,200
         Research and development                            387,260                    379,518
         General and administrative                        1,321,990                    723,805
                                                           ---------                  ---------
                                                           2,460,494                  1,845,523
                                                           ---------                  ---------

                  Operating loss                            (770,018)                  (727,814)

Other expenses:
         Interest expense, net                              (150,148)                   (49,922)
         Factoring expense                                    (2,132)                   (44,977)
                                                           ---------                  ---------
                                                            (152,280)                   (94,899)
                                                           ---------                  ---------

                  Net loss                               $  (922,298)                  (822,713)
                                                           ---------                  ---------
                                                           ---------                  ---------

Net loss per share basic and diluted                           $(.15)                      (.17)
                                                                 ---                        ---

Weighted average shares outstanding basic and diluted      6,343,133                  4,920,000



See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 1998 AND 1997


---------------------------------------------------------------------------------------------------------------------------------
                                         Common        Common                                                         Total
                                         stock,        stock,     Additional        Stock                         stockholders'
                                          $.01         $.001        paid-in      subscription     Accumulated        equity
                                           par          par         capital       receivable        deficit         (deficit)
                                           ---          ---         -------       ----------        -------         ---------
BALANCES AT JUNE 30, 1996               $ 1,640          -        2,337,313            -        (1,555,152)          783,801

Preferred stock dividend                    -            -              -              -           (43,806)          (43,806)
  requirement
Net loss                                    -            -              -              -          (822,713)         (822,713)
                                          -----       ------      ---------          -----       ---------           -------

BALANCES AT JUNE 30, 1997                 1,640          -        2,337,313            -        (2,421,671)          (82,718)

Preferred stock dividend
  requirement                               -            -              -              -           (36,330)          (36,330)
Issuance of common stock                     54          153        165,423            -                -            165,630
Issuance of warrants to purchase
  common stock                              -            -           10,000            -                -             10,000
Conversion of preferred stock
  to common stock                            56          -          169,744            -                -            169,800
Conversion of options and
  warrants to common stock                  290          -           28,735            -                -             29,025
Conversion of REAADS common
  stock to Corgenix common               (2,040)       6,120         (4,080)           -                -              -
  stock
Issuance of common stock in
  connection with merger                    -          1,957            -              -           (43,090)          (41,133)
Issuance of common stock in
  private placement offering                -          3,872        878,012            -                -            881,884
Common stock subscription                   -            -           25,651        (25,651)             -              -
Net loss                                    -            -              -              -          (922,298)         (922,298)
                                          -----       ------      ---------          -----       ---------           -------

BALANCES AT JUNE 30, 1998               $   -         12,102      3,610,798        (25,651)     (3,423,389)          173,860
                                          -----       ------      ---------          -----       ---------           -------
                                          -----       ------      ---------          -----       ---------           -------


See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 30, 1998 AND 1997


------------------------------------------------------------------------------------------------------------------------------
                                                                                   1998                 1997
                                                                                   ----                 ----
Cash flows from operating activities:
  Net loss                                                                     $ (922,298)           (822,713)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                              162,023             132,576
       Common stock issued for services                                           194,625               -
       Accretion of interest                                                        7,375               -
       Provision (credit) for doubtful accounts                                     3,147             (28,216)
       Changes in operating assets and liabilities, net of acquisition:
          Accounts receivable                                                     229,082            (104,302)
          Inventories                                                            (276,647)            109,885
          Prepaid expenses and other assets                                        71,173             (33,911)
          Accounts payable                                                       (132,295)            226,437
          Accrued payroll and related liabilities                                  (2,281)             76,774
          Other liabilities                                                          (700)             (9,055)
                                                                                 --------            --------
               Net cash used by operating activities                             (666,796)           (452,525)
                                                                                 --------            --------

Cash flows from investing activities:
  Purchases of equipment                                                          (14,240)           (283,905)
  Proceeds from return of equipment                                                63,916              -
                                                                                 --------            --------
               Net cash provided (used) by investing activities                   (49,676)           (283,905)
                                                                                 --------            --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                          881,914              -
  Proceeds from issuance of notes payable                                         293,995           1,110,891
  Payments on notes payable                                                      (483,561)           (120,305)
  Factor payables                                                                    -               (128,985)
                                                                                 --------            --------
               Net cash provided by financing activities                          692,348             861,601
                                                                                 --------            --------
               Net increase in cash and cash equivalents                           75,228             125,171
Cash and cash equivalents at beginning of year                                    141,086              15,915
                                                                                 --------            --------
Cash and cash equivalents at end of year                                       $  216,314             141,086
                                                                                 --------            --------
                                                                                 --------            --------

Supplemental disclosures:
  Cash paid for interest                                                       $  156,940              49,922
                                                                                 --------            --------
                                                                                 --------            --------
Acquisition:
  Assets acquired                                                              $   27,425              -
  Accumulated deficit                                                              43,090              -
  Liabilities assumed                                                             (68,558)             -
  Common stock issued                                                              (1,957)             -
                                                                                 --------            --------
               Net cash paid for acquisition                                   $     -                 -
                                                                                 --------            --------
                                                                                 --------            --------
Noncash financing activities:
  Common stock warrants issued with note payable                               $   10,000              -
                                                                                 --------            --------
                                                                                 --------            --------
  Conversion of preferred stock to notes payable                               $  254,961              -
                                                                                 --------            --------
                                                                                 --------            --------
  Common stock subscription                                                    $   25,651              -
                                                                                 --------            --------
                                                                                 --------            --------


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

-------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORIES

     Inventories are recorded at the lower of cost or market, using the first-in, first-out method. Components of inventories as of June 30, are as follows:

                                       1998        1997
                                       ----        ----
              Raw materials         $ 131,709      59,851
              Work-in-process         210,307     138,080
              Finished goods          169,392      36,830
                                      -------     -------
                                    $ 511,408     234,761
                                      -------     -------
                                      -------     -------

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

(2)  BUSINESS COMBINATION

     On May 22, 1998, REAADS purchased, in an exchange of common stock, a subsidiary of Gray Wolf Technologies, Inc. (Gray Wolf) in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Gray Wolf was $1,957. Net assets acquired are as follows:

               Net current assets                $ 27,425
               Accumulated deficit                 43,090
               Net current liabilities            (68,558)
                                                  -------

                                                 $  1,957
                                                  -------
                                                  -------

     As Gray Wolf was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired. The results of operations subsequent to the date of acquisition are included in the Company's consolidated operations.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(3)  NOTES PAYABLE

     Notes payable consist of the following at June 30, 1998 and 1997:

                                                              1998      1997
                                                              ----      ----
    Note payable to Eagle Bank, with interest at prime
       plus 2.75% (11.25% at June 30, 1998), due in
       monthly installments of $14,000 through
       January 2007, collateralized by the Company's
       common stock, commercial security agreements
       and a key man life insurance policy              $   918,603     976,532

    Note payable to Eagle Bank, with interest at the
       bank's base lending rate plus 2% (11.25% at
       June 30, 1998) due in monthly installments of
       $2,000 and a balloon payment due December 30,
       1998, collateralized by accounts receivable           40,000      50,000

    Notes payable to former preferred stockholders,
       with interest at 12%, due November 8, 1998           144,511       -

    Note payable, with interest at prime plus 3%
       (11.50% at June 30, 1998), due on demand              38,000       -

    Notes payable to officers of the Company with
       interest rates ranging from 8% to 22%, repaid
       in 1998                                               -           13,812
                                                          ---------   ---------
                                                          1,141,114   1,040,344

    Less current portion                                   (287,765)   (124,703)
                                                          ---------   ---------

       Notes payable, excluding current portion         $   853,349     915,641
                                                          ---------   ---------
                                                          ---------   ---------

     Aggregate maturities of notes payable by year as of June 30, 1998, are as follows:

           Years ending June 30:
                1999                       $  287,765
                2000                           72,986
                2001                           81,634
                2002                           91,303
                2003                          102,125
                Thereafter                    505,301
                                            ---------

                                           $1,141,114
                                            ---------
                                            ---------

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

     As the Company granted options at fair value, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had compensation cost for the Company's stock-based compensation plan been determined as fair value at the grant dates for awards under the plan, the Company's net loss would have been increased to the proforma amount indicated below:

                                                             June 30, 1997
                                                             -------------
                    Net loss:
                         As reported                           $ 822,713
                         Pro forma                               840,637

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

     A summary of the status of the Company's fixed stock options plan for the year ended June 30, 1997, is presented below:

                                                                    Weighted
                                                                     average
                                                         Shares  exercise price
                                                         ------  --------------

      Outstanding at beginning of year                   44,500       $ 22
      Granted                                             4,300         30
      Exercised                                              -           -
      Forfeited                                          (1,300)        30
                                                         ------         --
      Outstanding at June 30, 1997                       47,500         23
                                                         ------         --
                                                         ------         --
      Options exercisable at June 30, 1997               32,550

      Weighted-average fair value of options granted
      during the year                                                 $ 30

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

     LEASES

     The Company is obligated under various noncancelable operating leases primarily for its operating facility and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year as of June 30, 1998 are as follows:

                Years ending June 30:
                  1999                                        $ 135,000
                  2000                                          133,000
                  2001                                          135,000
                  2002                                           11,000
                                                                -------

                     Total future minimum lease payments      $ 414,000
                                                                -------
                                                                -------


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

(8)  INCOME TAXES

     At June 30, 1998, the Company has a net operating loss carryforward for income tax purposes of approximately $3,068,000 expiring during the period from 2006 to 2013. Research and development tax credit carryforwards approximate $135,220. The future utilization of the operating loss carryforwards or the time period in which the carryforwards could be utilized could be limited if certain historical stockholders of REAADS sell their shares within two years of the purchase of Gray Wolf.

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

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 1998.

                                      CORGENIX MEDICAL CORPORATION




                                       By:   /s/ Luis R. Lopez
                                          --------------------------------
                                       Luis R. Lopez, M.D.
                                       Chairman and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signatures                   Title                                    Date
 /s/ Luis R. Lopez            Chairman of the Board, Chief             October 28, 1998
 -----------------------      Executive Officer and Director
 Luis R. Lopez, M.D.          (principal executive officer)

 /s/ Douglass T. Simpson      President (principal financial and       October 28, 1998
 -----------------------      accounting officer) and Director
 Douglass T. Simpson

 /s/ Brian E. Johnson          Director                                October 28, 1998
 -----------------------
 Brian E. Johnson

 /s/ Mike M. Mustafoglu        Director                                October 28, 1998
 -----------------------
 Mike M. Mustafoglu

 /s/ Alev Lewis                Director                                October 28, 1998
 -----------------------
 Alev Lewis
