Form 10QSB
period 1998-09-30
CORGENIX MEDICAL CORP/CO
filed 1998-11-16
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
              For the transition period from          to
                                             --------    ---------

                        COMMISSION FILE NUMBER 000-24541


                          CORGENIX MEDICAL CORPORATION
                 (Name of Small Business Issuer in its Charter)


                NEVADA                                 93-1223466
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
     incorporation or organization)

                 12061 TEJON STREET, WESTMINSTER, COLORADO 80234
          (Address of principal executive offices, including zip code)

                                 (303) 457-4345
                (Issuer's telephone number, including area code)



              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes |_| No |X|


The number of shares of Common Stock outstanding was 12,027,259 as of September 30, 1998.


Transitional Small Business Disclosure Format.     Yes |_|     No |X|

                          CORGENIX MEDICAL CORPORATION

                               SEPTEMBER 30, 1998


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................7


                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................14

Item 2.   Changes in Securities and Use of Proceeds ..........................14

Item 3.   Defaults Upon Senior Securities ....................................14

Item 4.   Submission of Matters to a Vote of Security Holders ................14

Item 5.   Other Information ..................................................14

Item 6.   Exhibits and Reports on Form 8-K ...................................14

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

---------------------------------------------------------------------------------
                                                       September 30,   June 30,
Assets                                                     1998          1998
                                                      --------------  -----------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                            $    56,628       216,314
  Accounts receivable, less allowance
    for doubtful accounts of $6,600                        315,088       369,710
  Note receivable                                           27,425        27,425
  Inventories                                              523,042       511,408
  Prepaid expenses                                          31,091        16,876
                                                       -----------    ----------
    Total current assets                                   953,274     1,141,733


Equipment:
  Machinery and laboratory equipment                       315,461       304,744
  Furniture, fixtures and office equipment                 245,415       238,761
                                                       -----------    ----------
                                                           560,876       543,505
  Accumulated depreciation and amortization               (347,272)     (328,421)
                                                       -----------    ----------
    Net equipment                                          213,604       215,084

Intangible assets:
  Patents, net of accumulated amortization
    of $590,409 and $572,484 in 1998
    and 1997, respectively                                 527,135       545,060
  Goodwill, net of accumulated amortization
    of $33,412 and $32,523
    in 1998 and 1997, respectively                          28,176        29,065
                                                       -----------    ----------
                                                           555,311       574,125
                                                       -----------    ----------
Due from officer                                            12,000        12,000
Other assets                                                21,254        22,652
                                                       -----------    ----------
    Total assets                                       $ 1,755,443     1,965,594
                                                       ===========    ==========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of notes payable                     $   277,217       287,765
  Accounts payable                                         598,848       427,809
  Accrued payroll and related liabilities                  116,822       106,757
  Other liabilities                                         48,472       116,054
                                                       -----------    ----------
    Total current liabilities                            1,041,359       938,385

Notes payable, excluding current portion                   842,974       853,349
                                                       -----------    ----------
    Total liabilities                                    1,884,333     1,791,734


Shareholders' equity (deficit):
  Preferred stock, $0.001 par value.  Authorized
    5,000,000 shares; none issued or outstanding              -             -
  Common stock, $0.001 par value.  Authorized
    20,000,000 shares; issued and outstanding
    12,102,494 shares in June and 12,180,259
    in September                                            12,180        12,102
  Additional paid-in capital                             3,609,743     3,610,798
  Stock subscription receivable                               -          (25,651)
  Accumulated deficit                                   (3,750,813)   (3,423,389)
                                                       -----------    ----------
    Total stockholders' equity (deficit)                  (128,890)      173,860
                                                       -----------    ----------
    Total liabilities and stockholders'
      equity (deficit)                                 $ 1,755,443     1,965,594
                                                       ===========    ==========


See accompanying notes to consolidated statements

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Operations


---------------------------------------------------------------------------------------

                                                                Three Months Ended
                                                                  September 30,
                                                                1998           1997
                                                                ----           ----
                                                                    (Unaudited)
Net sales                                                  $    548,848        462,225
Cost of sales                                                   282,677        281,618
                                                                -------        -------

        Gross profit                                            266,171        180,607

Operating expenses:
  Selling and marketing                                         193,278        171,080
  Research and development                                       97,715         86,904
  General and administrative                                    278,281        218,999
                                                                -------        -------
                                                                569,274        476,983
                                                                -------        -------

        Operating loss                                         (303,103)      (296,376)


Interest expense, net                                            24,321         18,156
                                                                -------        -------


        Net loss                                           $   (327,424)      (314,532)
                                                                =======        =======

Net loss per share basic and diluted                       $    (0.03)         (0.06)

Weighted average shares outstanding basic and diluted        12,156,591      4,891,650


See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY
Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------
                                                                     Three Months ended
                                                                       September 30,
                                                                  1998              1997
                                                                  ----              ----
                                                                       (Unaudited)
Cash flows from operating activities:
  Net loss                                                      $(327,424)        (314,532)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                37,665           32,558
      Changes in operating assets and liabilities:
        Accounts receivable                                        54,622          346,309
        Inventories                                               (11,634)         (14,712)
        Prepaid expenses and other assets                         (12,817)          (5,481)
        Accounts payable                                          171,039          (28,694)
        Accrued payroll and related liabilities                    10,065           (1,895)
        Other liabilities                                         (67,582)         (34,645)
                                                                 --------          --------
          Net cash used by operating activities                  (146,066)         (21,092)
                                                                 --------          --------
Cash flows used by investing activities -
  purchases of equipment                                          (17,371)          (5,355)
                                                                 --------          --------

Cash flows from financing activities:
  Payments on notes payable                                       (20,923)         (28,416)
  Cash receipts on stock subscription                              24,674              -
                                                                 --------          --------
          Net cash provided by (used by) financing activities       3,751          (28,416)
                                                                 --------          -------
          Net decrease in cash and cash equivalents              (159,686)         (54,863)

Cash and cash equivalents at beginning of period                  216,314          141,086
                                                                 --------          -------
Cash and cash equivalents at end of period                      $  56,628        $  86,223
                                                                 ========          =======

Supplemental disclosure -
  cash paid for interest                                        $  25,476        $  18,156
                                                                 ========          =======

See accompanying notes to consolidated financial statements.

                   CORGENIX MEDICAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Corgenix Medical Corporation (Corgenix or the Company) develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. The Company markets its products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors, and private label
(OEM) agreements. The Company's offices and manufacturing facility are located in Westminster, Colorado.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, REAADS Bio-medical Products (UK) Limited (REAADS
UK). REAADS UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. The operations of REAADS UK were not significant for the quarters ended September 30, 1998 and 1997.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

In the opinion of the Company, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 1998 and June 30, 1998, and the results of its operations for each of the three month periods ended September 30, 1998 and 1997, and the cash flows for each of the three month periods then ended.

The operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

2.      LOSS PER SHARE

Basic and diluted loss per share is presented based on the weighted average number of common shares outstanding during the period. The impact of warrants is anti-dilutive due to losses and the exercise price of the warrants.

3.      INCOME TAXES

The Company incurred losses in the three months ended September 30, 1998 and 1997. The Company has historically incurred losses and accordingly no tax benefit is recognized as it is not more likely than not that tax losses will result in a benefit to the Company.

                          CORGENIX MEDICAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

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

        Corgenix manufactures products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, Corgenix does not operate with a backlog.

        Except for the fiscal year ending June 30, 1997, the Company has experienced revenue growth since its inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees, milestone payments, and royalty payments from research and development agreements with strategic partners.

        Beginning in fiscal year 1996, Corgenix added third-party OEM licensed products to its diagnostic product line, licensing six diagnostic products from Cambridge. In 1998, the Company added four additional products to its product line through OEM licenses from other third party manufacturers. Corgenix expects to expand its relationship with other companies in the future to gain access to additional products.

        Although Corgenix has experienced growth in revenues every year since 1990 except for 1997, there can be no assurance that, in the future, Corgenix will sustain revenue growth or achieve profitability. Corgenix's results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products,
(iii) seasonal customer demand, (iv) whether and when Corgenix receives R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that Corgenix sells, (vi) competitive pressures on average selling prices for the products that Corgenix sells, and
(vii) changes in the mix of products that Corgenix sells.

        RESULTS OF OPERATIONS

        Three Months Ended September 30, 1998 and 1997

        Net Sales. Net sales for the three months ended September 30, 1998 were $549,000, an 18.8% increase from $462,000 in 1997. A component of net sales, gross product sales, increased 40.5% to $552,000 in 1998 from $393,000 in 1997, because of an increase in the number of customers in the United States, expansion of the international distribution network, and the market launch of several new products.

        Cost of sales. Cost of sales in dollars increased from $282,000 in 1997 to $283,000 in 1998. As a percentage of sales, cost of sales decreased from 61.0% in 1997 to 51.3% in 1998 mainly reflective of increased manufacturing efficiencies and product mix changes to higher margin products. The gross profit increased 47.0% from $181,000 in 1997 to $266,000 in 1998.

        Research and development. Research and development expenses increased 12.6% to $98,000 in 1998 from $87,000 in 1997, due to costs related to increased expense of new development programs.

        Selling and marketing. Selling and marketing expenses increased 12.9% from $171,000 in 1997 to $193,000 in 1998, primarily due to increased costs associated with the Company's sales organization in Europe. As a percentage of sales, selling and marketing expenses decreased from 37.0% to 35.2%.

        General and administrative. General and administrative expenses increased 26.9% to $278,000 in 1998 from $219,000 in 1997, due in part to legal, accounting and other costs relating to the Company becoming publicly traded.

        Net loss. Net loss for the first quarter increased 4.1% from ($314,532) in 1997 to ($327,424) in 1998.

        LIQUIDITY AND CAPITAL RESOURCES

        Since inception, Corgenix has financed its operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $3.7 million from sales of these securities. Corgenix has also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through September 30, 1998, Corgenix has invested $214,000, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.

        At September 30, 1998, the Company had cash of $56,628, a working capital deficit of $119,176, and short and long-term notes payable of $1,122,818, with $279,841 due in the following twelve months and the remainder due at varying dates through February 2006.

        Management expects that cash flows from current operations will be insufficient to fund such operations. The Company is aggressively pursuing financing alternatives to provide funds for its current operations and its acquisition plans, which financing alternatives may involve accessing the public equity or debt markets. There can be no assurance that the Company will be able to obtain sufficient capital from such financings to offset its working capital deficit or to pursue its expansion plans.

        On September 17, 1998, the Company executed a letter of intent to acquire all of the assets of Integrated Diagnostics, Inc., a privately held, Baltimore, Maryland diagnostics company, for approximately $1.0 million in cash and $1.2 million of restricted Common Stock. The closing of the transaction is dependent upon the results of the Company's due diligence and upon the negotiation and execution of a definitive agreement. The Company will be required to access additional capital to fund the cash portion of this acquisition, and there can be no assurance that this transaction will be successfully consummated.

        Under the terms of the merger agreement executed in connection of the merger of REAADS Medical Products, Inc. ("REAADS") with and into a subsidiary of the Company, the former shareholders of REAADS are entitled to receive up to an additional 4,000,000 shares of Common Stock (the "Contingent Shares") upon the non-occurrence of certain events by November 22, 1998. Because the Company does not expect these events to have occurred by such date, the Company expects to issue all such Contingent Shares on November 23, 1998. These Contingent Shares will be restricted and will not be freely tradable until May 23, 1999.

        YEAR 2000 EFFECT

        The Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. Corgenix recently reviewed all of its software for exposure to Year 2000 issues, including network and workstation software, and does not believe that such software poses significant risks associated with the Year 2000 problem. Corgenix primarily uses third-party software programs written and updated by outside firms, each of whom has stated that its software is Year 2000 compliant. To assure that all software programs can successfully work in conjunction with each other using the Company's computer hardware after the year 1999, Corgenix tested all of its software and hardware during the third quarter of 1998 using a combination of past and future dates. Such testing revealed that some of the Company's computer hardware could not correctly process dates after December 31, 1999. The Company will be required to replace such equipment, at a cost not expected to exceed $20,000, before December 31, 1999. The Company expects to fund such costs from working capital.

        The Company has set in motion an effort to obtain written assurances from the Company's material suppliers regarding their Year 2000 compliance. As a result of this effort, the Company expects to generate by the second quarter of 1999 a validated list of suppliers who are Year 2000 compliant, and will use the entities on this list to obtain its supplies. If any of the Company's single-source suppliers are not Year 2000 compliant by the third quarter of 1999, the

Company plans to increase its inventories of the materials provided by such suppliers and to carry a one-year supply of such materials.

        The Company has also begun the process of obtaining written assurances from the Company's material customers regarding their Year 2000 compliance. In addition, the Company has instituted a requirement that all new customers placing standing orders for the Company's products must certify in writing that they are Year 2000 compliant or provide written assurances as to the steps they are taking to become Year 2000 compliant. The Company's goal is to obtain by the second quarter of 1999 written assurances from customers representing at least 85% of its revenues that such customers are Year 2000 compliant or that they are expecting to become Year 2000 compliant before December 31, 1999.

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

        FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        This report includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this report, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

        Certain factors that could cause actual results to differ materially from those expected include the following:

        Losses Incurred; Future Capital Needs; Uncertainty of Additional Funding

        The Company has incurred operating losses and negative cash flows from operations for the last three fiscal years and for the first quarter of the current fiscal year. Losses incurred by the Company since its inception have aggregated over $3.5 million, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the near future. In addition, the Company's current acquisition plans will require the investment of approximately $1.0 million of cash. The Company is aggressively pursuing financing alternatives to provide funds for its current operations and its acquisition plans, which financing alternatives may involve accessing the public equity or debt markets. There can be no assurance that the Company will be able to obtain sufficient capital from such financings to offset its working capital deficit or to pursue its expansion plans, or that the terms of available financing will be satisfactory to the Company. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants or conversion features that are dilutive to existing stockholders. If adequate funds are not available, the Company might be required to limit its research and development activities, which could have a material adverse effect on the future of the Company's business.

        Dependence on Collaborative Relationships and Third Parties for Product Development and Commercialization

        The Company has entered into licensing and research and development agreements with collaborative partners, from which it derived a significant percentage of its revenues in 1997 and 1998. Pursuant to these agreements, the Company's collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of the Company's products. The Company will continue to rely on present and future collaborative partners for the development of products and technologies. There can be no assurance that the Company will be able to negotiate in the future such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements, it could experience increased capital requirements or be forced to undertake such activities at its own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by the Company in its product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair the Company's ability to deliver products on a timely basis. See "-- Dependance on Distribution Partners for Sales of Diagnostic Products in International Markets."

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

        Governmental Regulation of Diagnostics Products

        The testing, manufacture and sale of the Company's products is subject to regulation by numerous governmental authorities, principally the Food and Drug Administration (the "FDA") and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. The Company will not be able to commence marketing or commercial sales in the United States of new products under development until it receives clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

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

        Additionally, the Company intends to expand its distribution network into additional countries and into different market segments including the point-of-care market. There can be no assurance that Corgenix will be successful in the expansion of the distribution network, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operation.

        Governmental Regulation of Manufacturing and Other Activities

        As a manufacturer of medical devices for marketing in the United States, the Company is required to adhere to applicable regulations setting forth detailed good manufacturing practice requirements, which include testing, control and documentation requirements. The Company must also comply with Medical Device Report ("MDR") requirements, which require that a manufacturer report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. The Company is also subject to routine inspection by the FDA for compliance with quality system regulations ("QSR"), MDR requirements and other applicable regulations. The FDA has recently implemented new QSR requirements, including the addition of design controls that will likely increase the cost of compliance. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The Company may incur significant costs to comply with laws and regulations in the future, which may have a material adverse effect upon the Company's business, financial condition and results of operations.

        Regulation Related to Foreign Markets

        Distribution of diagnostic products outside the United States is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. The Company may be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by the Company of certain of its products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals or the failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Risks Regarding Potential Future Acquisitions

        The Company's growth strategy includes as a material element the desire to acquire complementary companies, products or technologies. As discussed in "-- Liquidity and Capital Resources," the Company has executed a letter of intent to acquire the assets of one diagnostic technology business. The Company has not targeted any other acquisition candidates and there is no assurance that the Company will be able to identify appropriate companies or technologies to be acquired, or to negotiate satisfactory terms for such an acquisition. Moreover, because of limited cash resources, the Company will be unable to acquire any significant companies or technologies for cash without accessing outside financing, and the Company's ability to effect acquisitions in exchange for the Company's capital stock may depend upon the market prices for the Common Stock. See "-- Losses Incurred; Future Capital Needs; Uncertainty of Additional Funding." If the Company does complete one or more acquisitions, a number of risks arise, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. The occurrence of some or all of these risks could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Limited Manufacturing Experience with Certain Products

        Although the Company has manufactured over ten million diagnostic tests based on its proprietary applications of its technology, certain of the Company's diagnostic products in development, particularly POC tests, incorporate technologies with which the Company has no manufacturing experience. Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product's commercialization. There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

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

        Limited Public Market; Volatility in Stock Prices; Penny Stock Rules

        There has, to date, been no active public market for the Company's Common Stock, and there can be no assurance that an active public market will develop or be sustained. Although the Company's Common Stock has been traded on the OTC Bulletin Board(R) since February 1998, the trading has been sporadic with insignificant volume.

        Moreover, the over-the-counter markets for securities of very small companies, such as the Company, historically have experienced extreme price and volume fluctuations during certain periods, and the Company's stock price has experienced significant price and volume fluctuations in the past. These broad market fluctuations and other factors, such as new product developments and trends in the Company's industry and the investment markets and economic conditions generally, as well as quarterly variation in the Company's results of operations, may adversely affect the market price of the Company's Common Stock. In addition, the Company's Common Stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." As a result, many brokers are unwilling to engage in transactions in the Company's Common Stock because of the added disclosure requirements.

        Finally, the Company expects to issue 4,000,000 Contingent Shares to the former REAADS shareholders on November 23, 1998. See "--Liquidity and Capital Resources." Although these shares will be restricted and will not be freely tradeable until May 23, 1999, the issuance of these Contingent Shares may have the effect of depressing the market price of the Common Stock both prior to and after the lapse of such restrictions.

                          CORGENIX MEDICAL CORPORATION

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Corgenix is not a party to any material litigation or legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 28, 1998, the Company completed the sale of 77,765 shares of its Common Stock that had been subscribed for in a previously reported Rule 504 private placement transaction. Such sale was made at a price of $0.317 per share to a single investor, who is a consultant to the Company. This sale was made in reliance upon exemptions from the registration requirements of Section 5 of the Act provided by Rule 504 of Regulation D under the Act. At the time of the completion of this sale, the Company was not a reporting company under either the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended. In addition, the Company is not an "investment company" or "development company," as evidenced by the active business and over five year operating results of the Company's wholly owned operating subsidiary, Corgenix, Inc. Finally, the total amount of securities offered and sold in the Rule 504 private placement transaction, including the shares issued in July 1998, was within the regulatory maximum permitted by Rule 504.

        The Company used the net proceeds of this sale, which were $24,651, for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

        On November 10, 1998, Mike M. Mustafoglu resigned as a director of the Company. Mr. Mustafoglu has informed the Company that his resignation was not due to a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
------                          ----------------------

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

3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

4.1         Certificate of Designations for Series A Preferred Stock (filed as
            Exhibit 4.1 to the Company's 4.1 Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

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


                                       -16

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

11.1*       Statement Regarding Computation of Net Income per Share.

21.1 Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

27*         Financial Data Schedule


-------------------------------
*   Filed herewith.


        (b) Reports on Form 8-K.

               None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



November 16, 1998                   By: /s/ Luis R. Lopez
                                       -------------------------
                                    Luis R. Lopez, M.D.
                                    Chairman and Chief Executive Officer