Form 10QSB
period 1998-12-31
CORGENIX MEDICAL CORP/CO
filed 1999-02-16
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998


      _     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
            OF 1934
                      For the transition period from to
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares of Common Stock outstanding was 16,177,088, as of December 31, 1998.

Transitional Small Business Disclosure Format.     Yes _     No  X

                         CORGENIX MEDICAL CORPORATION


                              December 31, 1998





                              TABLE OF CONTENTS


                                                                          Page


                                    Part I


                            Financial Information


      Item 1.     Financial Statements                                     3


      Item 2.     Management's  Discussion and Analysis of Financial       7
                  Condition and Results of Operations



                                   Part II


                              Other Information


      Item 1.     Legal Proceedings                                       16


      Item 2.     Changes in Securities and Use of Proceeds               16


      Item 3.     Defaults Upon Senior Securities                         17


      Item 4.     Submission of Matters to a Vote of Security Holders     17


      Item 5.     Other Information                                       17


      Item 6.     Exhibits and Reports on Form 8-K                        17

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

------------------------------------------------------------------------------


                                             December 31,      June 30,
                                                 1998            1998
                                            --------------   -------------
                                              (unaudited)

Assets

Current assets:
  Cash and cash equivalents                   $   77,934        216,314

  Accounts receivable, less allowance
    for doubtful accounts of $6,600               284,150       369,710
  Note receivable                                  27,425        27,425
  Inventories                                     538,684       511,408
  Prepaid expenses                                 19,562        16,876
                                          ----------------  ------------
            Total current assets           $      947,755     1,141,733

Equipment:
  Machinery and laboratory equipment              315,461       304,744
  Furniture, fixtures and office
    equipment                                     245,415       238,761
                                          ----------------  ------------
                                                  560,876       543,505
  Accumulated depreciation and
    amortization                                 (366,124)     (328,421)
                                          ----------------  ------------
          Net equipment                    $      194,752       215,084

Intangible assets:
  Patents, net of accumulated
    amortization of $608,334 and $572,484
    at December 31 and June 30, 1998,
    respectively                                  509,210       545,060
  Goodwill, net of accumulated
    amortization of $30,067 and $32,523
    at December 31 and June 30, 1998,
    respectively                                   28,590        29,065
                                          ----------------  ------------
                                                  537,800       574,125
                                          ----------------  ------------
Due from officer                                   12,000        12,000
Other assets                                       11,343        22,652
                                          ================  ============
          Total assets                    $     1,703,650     1,965,594
                                          ================  ============

Liabilities and Stockholders' Equity
(Deficit)
Current liabilities:
  Current portion of notes payable                255,775       287,765
  Accounts payable                                666,141       427,809
  Accrued payroll and related liabilities         105,328       106,757
  Other liabilities                               143,218       116,054
                                          -----------------  -----------
          Total current liabilities       $     1,170,462       938,385

Notes payable, excluding current portion          842,974       853,349
                                          -----------------  -----------
          Total liabilities               $     2,013,436     1,791,734

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
  Authorized 5,000,000 shares; none issued
  or outstanding                                        -             -

Common stock, $0.001 par value.
  Authorized 20,000,000 shares; issued
  and outstanding 16,177,088 in
  December and 12,102,494 shares in June           16,177        12,102
  Additional paid-in capital                    3,609,799     3,610,798
  Stock subscription receivable                         -       (25,651)
  Accumulated deficit                          (3,935,762)   (3,423,389)
                                          ----------------  ------------
     Total stockholders' equity (deficit)        (309,786)      173,860
                                          ----------------  ------------

     Total liabilities and stockholders'
      equity (deficit)                    $     1,703,650     1,965,594

                                          ================  ============

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Operations

------------------------------------------------------------------------------

                              Three Months Ended         Six Months Ended
                            December 31, December 31, December 31, December 31,
                               1998         1997         1998         1997
                           ------------------------- -------------------------
                                (Unaudited)                 (Unaudited)





Net Sales                  $ 628,959    741,785        1,177,807     1,204,010

Cost of Sales                229,422    262,497          512,099       544,115
                            ---------- ------------- ------------- ------------

          Gross Profit     $ 399,537    479,288          665,708       659,895

Operating expenses:
 Selling and marketing       253,387    172,960         446,665        344,040
 Research and development     96,294     97,658         194,009        184,562
 General and administrative  212,666    228,798         490,947        447,797
                            ---------- ------------ ------------- -------------
  Total Expense              562,347    499,416       1,131,621        976,399

          Operating loss   $(162,810)   (20,128)       (465,913)      (316,504)
Interest expense, net         22,139     17,888          46,460         36,044
                            ---------- ----------- -------------- -------------



          Net loss         $(184,949)   (38,016)       (512,373)      (352,548)


Net loss per share basic   $   (0.01)     (0.01)          (0.04)         (0.07)
and diluted

Weighted average shares   13,524,914  4,891,650      12,839,167      4,891,650
outstanding basic and
diluted


See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------

                                                            Six Months Ended
                                                     December 31,  December 31,
                                                            1998       1997
                                                    ------------- ------------
                                                             (Unaudited)




Cash flows from operating activities:
  Net loss                                          $  (512,373)     (352,548)

  Adjustments to reconcile net
loss to net cash used by operating
activities:
        Depreciation and amortization                    77,113        94,054

        Changes in operating assets and liabilities:
            Accounts receivable                          85,560       253,451
            Inventories                                 (27,276)      (97,832)
            Prepaid expensesand other assets              8,623       (19,386)
            Accounts payable                            238,323       (12,420)
            Accrued payroll and related liabilities      (1,429)       (1,645)

            Other liabilities                            27,164       (25,525)
                                                      ------------ ------------

             Net cash used by operating activities  $  (104,295)     (161,851)

                                                      ------------ ------------

Cash flows used by investing activities -
     Sales (purchase) of equipment                      (17,371)       58,561


Cash flows from financing activities:
  Borrowings (payments), net on notes payable           (42,365)       56,576
  Cash receipts on stock subscription                    25,651             -

                                                      ------------ ------------

             Net cash provided by (used by)             (16,714)       56,576
              financing activities
                                                     ------------  ------------

             Net decreasein cash and cash              (138,380)      (46,714)
               equivalents



Cash and cash equivalents at                        $   216,314       141,086
  beginning of period

                                                      ------------ ------------

Cash and cash equivalents at                        $    77,934        94,372
  end of period
                                                      ============ ============

Supplemental disclosure -                           $    48,475        36,044
  cash paid for interest


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

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Corgenix (UK) Limited (Corgenix UK). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in international markets. The operations of Corgenix UK were not significant for the periods ended December 31, 1998 and 1997.

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

      In the opinion of the Company, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals and adjustments, required to present fairly the Company's financial position at December 31, 1998 and June 30, 1998, and the results of their operations for each of the three and six month periods ended December, 1998 and 1997, and the cash flows for the six month periods then ended.

      The operating results for the three months and the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

2.    LOSS PER SHARE

     Basic and diluted loss per share is presented based on the weighted average number of common shares outstanding during the period. The impact of warrants is anti-dilutive due to losses and the exercise price of the warrants.

3.    INCOME TAXES

      The Company incurred losses in the three and six months ended December 31, 1998 and 1997. The Company has historically incurred losses and accordingly no tax benefit is recognized as it is not more likely than not that tax losses will result in a benefit to the Company.

                         CORGENIX MEDICAL CORPORATION



   Item 2. Management's Discussion and Analysis Of Financial Condition and
                            Results of Operations


      The  following   discussion   should  be  read  in  conjunction  with  the
consolidated financial statements and accompanying notes included elsewhere herein.


      General

      Since the Company's inception, Corgenix has been primarily involved in the research, development, manufacturing and marketing of diagnostic tests for sale to hospitals and clinical laboratories. Corgenix currently markets 23 products covering autoimmune disorders, vascular diseases, bone and joint diseases and liver disease. Corgenix's products are sold in the United States through the Company's marketing and sales organization that includes 12 sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

      Corgenix manufactures products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, Corgenix does not operate with a significant backlog.

      Except for the year to date fiscal 1999 and the fiscal year ending June 30, 1997, the Company has experienced revenue growth since its inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees, milestone payments, and royalty payments from research and development agreements with strategic partners.

      Beginning in fiscal year 1996, Corgenix added third-party OEM licensed products to its diagnostic product line, licensing six diagnostic products from Cambridge Life Sciences plc ("Cambridge"). In 1998, the Company added four additional products to its product line through OEM licenses from other third party manufacturers. Corgenix expects to expand its relationship with other companies in the future to gain access to additional products.

      Although Corgenix has experienced growth in revenues every year since 1990 except for the year to date fiscal 1999 and fiscal 1997, there can be no assurance that, in the future, Corgenix will sustain revenue growth or achieve profitability. Corgenix's results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when Corgenix receives R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that Corgenix sells, (vi) competitive pressures on average selling prices for the products that Corgenix sells, and (vii) changes in the mix of products that Corgenix sells. See "-- Forward-Looking Statements and Risk Factors".


      Results of Operations

      Three Months Ended December 31, 1998 and 1997

      Net sales. Net sales for the three months ended December 31, 1998 were $629,000, a 15.2% decrease from $742,000 in 1997. A component of net sales, gross product sales, decreased 18.2% to $582,000 in 1998 from $712,000 in 1997, due to timing of orders from several large international customers, particularly from the Company's largest customer, Chugai Diagnostics Science, Co. Ltd. ("Chugai").

      Cost of sales. Cost of sales in dollars decreased to $229,000 in 1998 from $263,000 in 1997 due to decreased sales for the quarter. As a percentage of sales, cost of sales were relatively unchanged at 36.4% in 1998 and 35.4% in 1997. Gross profit decreased to $400,000 in 1998 from $479,000 in 1997.

      Research and development. Research and development expenses increased 2.0% to $96,000 in 1998 from $98,000 in 1997, due to costs related to expense timing of new development programs.

      Selling and marketing. Selling and marketing expenses increased 47.1% to $253,000 in 1998 from $172,000 in 1997, primarily due to increased costs associated with the Company's international sales effort. As a percentage of sales, selling and marketing expenses increased to 40.3% from 23.3%. This increase was primarily due to addition of headcount, increase of promotion and advertising expense, and the reduction in sales volume for the quarter.

      General and administrative. General and administrative expenses decreased 7.0% to $213,000 in 1998 from $229,000 in 1997, due primarily the Company incurring additional expense associated with financing activities in 1997 partially offset by additional costs in 1998 of becoming publicly traded.

      Net loss. Net loss for the second quarter increased to $185,000 in 1998 from $38,000 in 1997 as a result of lower sales, and increases in selling and marketing, and general and administrative expenses


      Six Months Ended December 31, 1998 and 1997

      Net sales. Net sales for the six months ended December 31, 1998 were $1,178,000, a 2.2% decrease from $1,204,000 in 1997. Gross product sales increased 2.6% to $1,134,000 in 1998 from $1,105,000 in 1997, because of an increase in the number of customers in the United States and expansion of the international distribution network.

      Cost of sales. Cost of sales decreased to $512,000 in 1998 from $544,000 in 1997. As a percentage of sales, cost of sales decreased to 43.5% in 1998 from 45.2% in 1997. This reduction was mainly reflective of product mix. Gross profit increased to $666,000 in 1998 from $660,000 in 1997.

      Research and development. Research and development expenses increased 4.9% to $194,000 in 1998 from $185,000 in 1997, due to costs related to ongoing expense of development programs.

      Selling and marketing. Selling and marketing expenses increased 29.9% to $447,000 in 1998 from $344,000 in 1997, primarily due to increased costs associated with the Company's international sales effort.

      General and administrative. General and administrative expenses increased 9.6% to $491,000 in 1998 from $448,000 in 1997. In this period in 1997, the
Company incurred additional expense associated with financing activities partially offset by additional costs in 1998 of becoming publicly traded.

      Net loss. Net loss for the first six months increased 45.0% to ($512,000) in 1998 from $353,000 in 1997 primarily due to higher operating expenses and lower net sales in 1998.


      Liquidity and Capital Resources

      Since inception, Corgenix has financed its operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $3.7 million from sales of these securities. Corgenix has also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through December 31, 1998, Corgenix has invested $195,000, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.

      At December 31, 1998, the Company had cash of $78,000, a working capital deficit of $223,000, and short and long-term notes payable of $1,099,000, with $256,000 due in the following twelve months and the remainder due at varying dates through February 2006.

      Management expects that cash flows from operations will be insufficient to fund operations. The Company is aggressively pursuing financing alternatives to provide funds for its current operations and its acquisition plans, which financing alternatives may involve accessing the public or private equity or debt markets. There can be no assurance that the Company will be able to obtain sufficient capital on acceptable terms from such financings to offset its working capital deficit or to pursue its expansion plans.

      On September 17, 1998, the Company executed a letter of intent to acquire all of the assets of Integrated Diagnostics, Inc., a privately held, Baltimore, Maryland diagnostics company, for approximately $1.0 million in cash and $1.2 million of restricted common stock. The closing of the transaction is dependent upon the results of the Company's due diligence and upon the negotiation and execution of a definitive agreement. The Company will be required to access additional capital to fund the cash portion of this acquisition, and there can be no assurance that this transaction will be successfully consummated. The Company is continuing to investigate a variety of financing alternatives to fund this transaction. The Company expects to complete the acquisition during the third fiscal quarter of the current fiscal year.

      Under the terms of the merger agreement executed in connection of the merger of REAADS Medical Products, Inc. ("REAADS") with and into a subsidiary of the Company, the former stockholders of REAADS were entitled to receive up to an additional 4,000,000 shares of Common Stock (the "Contingent Shares") if certain events did not occur by November 22, 1998. These events did not occur, and the Company issued the Contingent Shares on November 30, 1998. These Contingent Shares are restricted and will not be freely tradable until May 23, 1999.

      On December 17, 1998, the Company enacted an employee stock purchase plan (the "Stock Purchase Plan") in order to provide eligible employees of the Company with an opportunity to acquire an equity interest in the Company through their participation in a plan designed to qualify as an employee stock purchase plan under Section 423 of the Internal revenue Service Code of 1986. Also on December 17, 1998, the Company established a stock compensation plan (the "Stock Compensation Plan") to provide officers of the Company with an opportunity to receive shares of the Company's common stock in lieu of all or a portion of their salaries. On December 17, 1998, the Company reserved 500,000 shares of the Company's authorized but unissued common stock for the Stock Purchase Plan and the Stock Compensation Plan. As of January 31, 1999, the Company had issued 184,706 shares of Common Stock pursuant to the Stock Purchase Plan and the Stock Compensation Plan.

      Year 2000 Effect

      The Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. Corgenix recently reviewed all of its software for exposure to Year 2000 issues, including network and workstation software, and does not believe that such software poses significant risks associated with the Year 2000 problem. Corgenix primarily uses third-party software programs written and updated by outside firms, each of whom has stated that its software is Year 2000 compliant. To assure that all software programs can successfully work in conjunction with each other using the Company's computer hardware after the year 1999, Corgenix tested all of its software and hardware during the third quarter of 1998, using a combination of past and future dates. Such testing revealed that some of the Company's computer hardware could not correctly process dates after December 31, 1999. The Company will be required to replace such equipment, at a cost not expected to exceed $20,000, before December 31, 1999. The Company expects to fund such costs from working capital.

      The Company has set in motion an effort to obtain written assurances from the Company's material suppliers regarding their Year 2000 compliance. As a result of this effort, the Company expects to generate by the second quarter of 1999 a validated list of suppliers who are Year 2000 compliant, and will use the entities on this list to obtain its supplies. If any of the Company's single-source suppliers are not Year 2000 compliant by the third quarter of 1999, the Company plans to increase its inventories of the materials provided by such suppliers and to carry a one-year supply of such materials. As of January 31, 1999, the Company has received Year 2000 compliance responses from a significant number of the Company's material suppliers and believes that it will meet the deadlines in the Company's Year 2000 compliance plan.

      The Company has also begun the process of obtaining written assurances from the Company's material customers regarding their Year 2000 compliance. In addition, the Company has instituted a requirement that all new customers placing standing orders for the Company's products must certify in writing that they are Year 2000 compliant or provide written assurances as to the steps they are taking to become Year 2000 compliant. The Company's goal is to obtain by the second quarter of 1999 written assurances from customers representing at least 85% of its revenues that such customers are Year 2000 compliant or that they are expecting to become Year 2000 compliant before December 31, 1999. As of January 31, 1999, the Company has received Year 2000 compliance responses from a significant number of the Company's customers and believes that it will meet the deadlines in the Company's Year 2000 compliance plan.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses Incurred; Future Capital Needs; Uncertainty of Additional Funding

      The Company has incurred operating losses and negative cash flows from operations for the last three fiscal years and for the first two quarters of the current fiscal year. Losses incurred by the Company since its inception have aggregated over $3.9 million, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the near future. In addition, the Company's current acquisition plans will require the investment of approximately $1.0 million of cash. The Company is aggressively pursuing financing alternatives to provide funds for its current operations and its acquisition plans, which financing alternatives may involve accessing the public or private equity or debt markets. There can be no assurance that the Company will be able to obtain sufficient capital from such financings to offset its working capital deficits or to pursue its expansion plans, or that the terms of available financing will be satisfactory to the Company. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants or conversion features that are dilutive to existing stockholders. If adequate funds are not available, the Company might be required to limit its research and development or marketing activities, which could have a material adverse effect on the future of the Company's business.

      Dependence  on  Collaborative   Relationships   and  Third  Parties  for
      Product  Development and Commercialization

      The Company has entered into licensing and research and development agreements with collaborative partners, from which it derived a significant percentage of its revenues in 1997 and 1998. Pursuant to these agreements, the Company's collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of the Company's products. The Company will continue to rely on present and future collaborative partners for the development of products and technologies. There can be no assurance that the Company will be able to negotiate in the future such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements, it could experience increased capital requirements or be forced to undertake such activities at its own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by the Company in its product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair the Company's ability to deliver products on a timely basis. See "-- Dependence on Distribution Partners for Sales of Diagnostic Products in International Markets."

      No Assurance of Successful or Timely Development of Additional Products

      The Company's business strategy includes the development of additional diagnostic products. The Company's success in developing new products will depend on its ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. The Company has limited personnel and financial resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If the Company is unable, for technological, financial or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, the Company's results of operation could be materially and adversely affected.

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

      Additionally, the Company intends to expand its distribution network into additional countries and into different market segments including the point-of-care ("POC") market. There can be no assurance that Corgenix will be successful in the expansion of the distribution network, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operation.

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


      No Assurance of Market Acceptance of Point-of-Care Diagnostic Products

      Another growth strategy of the Company is to develop, manufacture and market POC diagnostic products. Presently, the Company has no products used in the POC market and there is no assurance that it will be successful in developing and penetrating the POC market for diagnostic testing. Approximately 75% of diagnostic testing is currently performed at large clinical laboratories rather than POC sites, and there can be no assurance that caregivers, laboratories or the medical community in general will accept and utilize the POC testing system in general or products that may be developed in particular. Market acceptance of any POC products of the Company will depend on the Company's ability to develop such products and then demonstrate the accuracy and value of its products and to persuade caregivers to perform the Company's tests in the caregivers' own facilities rather than send those tests to clinical laboratories. In addition, market acceptance of new POC products will depend on all of the factors that affect other new products.

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

      Limited Public Market; Volatility in Stock Prices; Penny Stock Rules

      There has, to date, been no active public market for the Company's Common Stock, and there can be no assurance that an active public market will develop or be sustained. Although the Company's Common Stock and that of a predecessor entity has been traded on the OTC Bulletin Board(R) since February 1998, the trading has been sporadic with moderate volume.

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


Item 2.     Changes in Securities and Use of Proceeds


      There were no sales of unregistered common stock during the second quarter.

      In May 1998, the Company issued in a private transaction 6,120,000 shares of Common Stock and 4,000,000 contingent shares of Common Stock in connection with the merger of a wholly owned subsidiary of the Company with and into REAADS. Such shares were issued to former security holders of REAADS in exchange for all of the outstanding securities of REAADS. Such shares were issued in reliance upon exemptions from the registration requirements of Section 5 of the Act provided by Rule 506 of Regulation D under the Act, complying with each of the following requirements of Rule 506:

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

      Under the terms of the merger agreement, the former stockholders of REAADS were entitled to receive up to an additional 4,000,000 shares of Common Stock (the "Contingent Shares") upon the non-occurrence of certain events by November 22, 1998. These events did not occur, and the Company issued the Contingent Shares on November 30, 1998. These Contingent Shares are restricted and will not be freely tradable until May 23, 1999.



Item 3.     Defaults Upon Senior Securities


      None


Item 4.     Submission of Matters to a Vote of Security Holders


      No matters were submitted to a vote of the Company's security holders during the period covered by this report.


Item 5.     Other Information


            On February 1, 1999, the Company changed its transfer agent from Pacific Stock Transfer Company to American Securities Transfer & Trust, Inc., 938 Quail Street, Suite 101, Lakewood, Colorado 80215.


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

3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference). Certificate of Designations for Series A Preferred Stock (filed as
4.1 Exhibit 4.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

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

10.7 Product Development and Manufacturing Agreement dated September 12, 1994 between REAADS Medical Products, Inc. and Helena Laboratories
          Corporation (filed as Exhibit 10.7 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.8 Amendment to Product Development and Manufacturing Agreement effective December 15, 1997 between REAADS Medical Products, Inc. and Helena
          Laboratories  Corporation  (filed  as  Exhibit  10.8 to the  Company's
          Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.9 Office Lease dated February 6, 1996 between Stream Associates, Inc. And REAADS Medical Products, Inc. (filed as Exhibit 10.9 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.10 Guarantee dated November 1, 1997 between William George Fleming, Douglass Simpson and Geoffrey Vernon Callen (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.11 Employment Agreement dated May 22, 1998 between Luis R. Lopez and the Company (filed as Exhibit 10.11 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

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

10.21 Option Agreement dated as of May 22, 1998 between TransGlobal Financial Corporation and the Company (filed as Exhibit 10.21 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.22 Consulting Agreement dated May 22, 1998 between TransGlobal Financial Corporation and the Company (filed as Exhibit 10.22 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.23 Distributor Agreement dated as of August 3, 1998 by and between American Biogenetic Sciences, Inc. and the Company (filed as Exhibit
          10.23 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998, and incorporated herein by reference) (certain portions of Exhibit 10.23 have been omitted based upon a request for confidential treatment; the omitted portions have been filed with the Commission).
10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998, and incorporated herein by reference)
21.1 Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
27*       Financial Data Schedule



*  Filed herewith.

----------------------------------------
      (b) Reports on Form 8-K.

            None

                                        SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CORGENIX MEDICAL CORPORATION



February 16, 1999                         By:   /s/ Luis R. Lopez
                                          Luis R. Lopez, M.D.
                                          Chairman and Chief Executive Officer