Form 10QSB
period 1999-03-31
CORGENIX MEDICAL CORP/CO
filed 1999-05-17
CIK 1063665

DGS-150328.1
May 14, 1999 2:47 PM
DGS-150328.1
May 14, 1999 2:47 PM

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares of Common Stock outstanding was 16,827,116 as of April 30, 1999.

Transitional Small Business Disclosure Format.     Yes _     No  X

                          CORGENIX MEDICAL CORPORATION


                                 March 31, 1999





                                TABLE OF CONTENTS





                                     Part I

                              Financial Information
                                                                            Page

      Item 1. Financial Statements                                     3


      Item 2. Management's  Discussion and Analysis of Financial       7
              Condition and Results of Operations



                                     Part II


                                Other Information


      Item 1.     Legal Proceedings                                   16


      Item 2.     Changes in Securities and Use of Proceeds           16


      Item 3.     Defaults Upon Senior Securities                     16


      Item 4.     Submission of Matters to a Vote of Security Holders 16


      Item 5.     Other Information                                   16


      Item 6.     Exhibits and Reports on Form 8-K                    16


      Signatures                                                      20

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets

------------------------------------------------------------------------------


                                             March 31,      June 30,
                                              1999           1998
                                          ------------------------------
                                           (unaudited)
Assets

Current assets:
  Cash and cash equivalents                $      11,341        216,314

  Accounts receivable, less allowance            434,807        369,710
    for doubtful accounts of $6,600
  Note receivable                                  27,425        27,425
  Inventories                                     484,641       511,408
  Prepaid expenses                                  8,727        16,876
                                          ------------------------------
            Total current assets                  966,941     1,141,733

Equipment:
  Machinery and laboratory equipment              315,461       304,744
  Furniture, fixtures and office                  243,726       238,761
    equipment                             ------------------------------
                                                  559,187       543,505
  Accumulated depreciation and                  (385,471)     (328,421)
    amortization                          ------------------------------
          Net equipment                           173,716       215,084

Intangible assets:
  Patents, net of accumulated
  amortization of $626,259 and $572,484
  at March 31, 1999 and June 30,1998,
  respectively                                    491,285       545,060

  Goodwill, net of accumulated
  amortization of $30,433 and $32,523
  at March 31, 1999 and June 30,1998,
  respectively                                     28,224        29,065
                                          ------------------------------
                                                  519,509       574,125
                                          ------------------------------
Due from officer                                   12,000        12,000
Other assets                                       14,284        22,652
                                          ==============================
          Total assets                    $     1,686,450     1,965,594
                                          ==============================

Liabilities and Stockholders' Equity
(Deficit)
Current liabilities:
  Current portion of notes payable                258,152       287,765
  Accounts payable                                715,637       427,809
  Accrued payroll and related liabilities         171,759       106,757
  Other liabilities                                91,499       116,054
                                          ------------------------------
          Total current liabilities             1,237,047       938,385

Notes payable, excluding current portion          842,974       853,349
                                          ------------------------------
          Total liabilities                     2,080,021     1,791,734

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.                    -             -
Authorized 5,000,000 shares; none issued or outstanding

  Common stock, $0.001 par value.
Authorized 20,000,000 shares; issued               16,422        12,102
    and outstanding 16,391,794 in March
and 12,102,494 shares in June
  Additional paid-in capital                    3,622,768     3,610,798
  Stock subscription receivable                         -      (25,651)
  Accumulated deficit                         (4,032,761)   (3,423,389)
                                          ------------------------------
     Total stockholders' equity (deficit)       (393,571)       173,860
                                          ------------------------------

     Total liabilities and stockholders'  $     1,686,450     1,965,594
equity (deficit)
                                          ==============================

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Operations

------------------------------------------------------------------------------

                              Three Months Ended        Nine Months Ended
                             March 31,   March 31,   March 31,     March 31,
                               1999        1998         1999         1998
                            ---------------------------------------------------
                                  (Unaudited)                (Unaudited)



Net sales                     $ 711,675     628,328    1,889,482     1,832,338
Cost of sales                   298,768     275,440      810,867       819,555
                            ---------------------------------------------------

          Gross profit          412,907     352,888    1,078,615     1,012,783

Operating expenses:
  Selling and marketing          57,729     194,001      504,394       538,041
  Research and development      111,640     104,857      305,649       289,419
  General and administrative    303,779     240,281      794,726       688,078
                            ---------------------------------------------------
  Total expense                 473,148     539,139    1,604,769     1,515,538

          Operating loss        (60,241)   (186,251)    (526,154)     (502,755)


Interest expense, net            36,758      82,683       83,218       118,727
                            ---------------------------------------------------


          Net loss             (96,999)   (268,934)    (609,372)     (621,482)
                            ===================================================
Net loss per share basic        $(0.01)      (0.06)       (0.04)        (0.13)
and diluted

Weighted average shares      16,370,428   4,891,650   14,013,953     4,891,650
outstanding basic and diluted


See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------

                                                        Nine Months Ended
                                                     March 31,    March 31,
                                                       1999         1998
                                                    --------------------------

(Unaudited)


Cash flows from operating activities:
  Net loss                                         $  (609,372)    (621,482)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                     116,223      156,522
     Common stock issued for service                    12,000         -

Changes in operating assets and liabilities:
            Accounts receivable                        (65,097)     303,005
            Inventories                                 26,767      (82,357)
            Prepaid expenses and other assets           16,250       21,738
            Accounts payable                           287,828       (5,220)
            Accrued payroll and related liabilities     65,002       (5,378)
            Other liabilities                          (24,555)     (17,412)
                                                   ----------------------------


            Net cash used by operating activities  $  (174,954)    (250,584)
                                                   ----------------------------


Cash flows provided (used) by                          (15,682)      57,631
 investing activities - sales
 (purchase) of equipment

Cash flows from financing activities:
  Borrowings on notes payable                           15,996      118,249
  (Payments) on notes payable                          (55,984)     (45,287)
  Cash receipts on stocksub scription                   25,651          -
                                                    ----------------------------

       Net cash provided by (used by)
          financing activities                         (14,337)      72,962
                                                    ----------------------------



       Net decrease in cash and cash                  (204,973)    (119,991)
          equivalents

  Cash and cash equivalents at                     $   216,314      141,086
  beginning of period                              ----------------------------



  Cash and cash equivalents at                     $    11,341       21,095
  end of period                                    ============================


Supplemental disclosure -                          $    46,975       25,237
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

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Corgenix (UK) Limited (Corgenix UK). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in international markets. The operations of Corgenix UK were not significant for the periods ended March 31, 1999 and 1998.

      The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

      In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals and adjustments, required to present fairly the Company's financial position at March 31, 1999 and June 30, 1998, and the results of their operations for each of the three and nine month periods ended March 31, 1999 and 1998, and the cash flows for the nine month periods then ended.

      The operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

2.    LOSS PER SHARE

     Basic and diluted loss per share is presented based on the weighted average number of common shares outstanding during the period. The impact of warrants is anti-dilutive due to losses and the exercise price of the warrants.

3.    INCOME TAXES

      The Company incurred losses in the three and nine months ended March 31, 1999 and 1998. The Company has historically incurred losses and accordingly no tax benefit is recognized as it is not more likely than not that tax losses will result in a benefit to the Company.

4.    STOCK PURCHASE PLAN AND STOCK COMPENSATION PLAN

            On December 17, 1998, the Company enacted an employee stock purchase plan (the "Stock Purchase Plan") and a stock compensation plan (the "Stock Compensation Plan") to provide officers of the Company with an opportunity to receive shares of the Company's common stock in lieu of all or a portion of their salaries. On December 17, 1998, the Company reserved 500,000 shares of the Company's authorized but unissued common stock for the Stock Purchase Plan and the Stock Compensation Plan. As of March 31, 1999, the Company had issued 184,706 shares of Common Stock pursuant to the Stock Purchase Plan and the Stock Compensation Plan.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARY



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


      Although Corgenix has experienced growth in revenues every year since 1990 except for fiscal 1997, there can be no assurance that, in the future, Corgenix will sustain revenue growth or achieve profitability. Corgenix's results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products,
(iii) seasonal customer demand, (iv) whether and when Corgenix receives R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that Corgenix sells, (vi) competitive pressures on average selling prices for the products that Corgenix sells, and
(vii) changes in the mix of products that Corgenix sells. See " Forward-Looking Statements and Risk Factors".


      Results of Operations


      Three Months Ended March 31, 1999 and 1998


      Net sales. Net sales for the three months ended March 31, 1999 were $712,000, a 13.4% increase from $628,000 in 1998 due to timing of partnership payments. A component of net sales, gross product sales, decreased 1.0% to $703,000 in 1999 from $710,000 in 1998.


      Cost of sales. Cost of sales increased to $299,000 in 1999 from $275,000 in 1998 due to increased sales for the quarter. As a percentage of sales, cost of sales decreased to 42.0% in 1999 from 43.8% in 1998. Gross profit increased 17.0% to $413,000 in 1999 from $353,000 in 1998.

      Selling and marketing. Selling and marketing expenses decreased 70.0% to $58,000 in 1999 from $194,000 in 1998, primarily due to lower promotional and marketing expenses associated with the Company's U.S. and international sales effort in 1999.

      Research and development. Research and development expenses increased 6.7% to $112,000 in 1999 from $105,000 in 1998, due to increased development programs.

      General and administrative. General and administrative expenses increased 26.7% to $304,000 in 1999 from $240,000 in 1998, due primarily to the Company incurring additional administrative expenses in 1999 resulting from becoming a public reporting company.

      Net loss. Net loss for the third quarter decreased to $97,000 in 1999 from $269,000 in 1998 as a result of increased sales, and decreases in selling and marketing expenses.



      Nine Months Ended March 31, 1999 and 1998


      Net sales. Net sales for the nine months ended March 31, 1999 were $1,889,000, a 3.1% increase from $1,832,000 in 1998. Gross product sales increased 1.2% to $1,836,000 in 1999 from $1,815,000 in 1998, due to an increase in the number of customers in the United States and continued expansion of the international distribution network.


      Cost of sales. Cost of sales decreased to $811,000 in 1999 from $820,000 in 1998. As a percentage of sales, cost of sales decreased to 42.9% in 1999 from 44.8% in 1998. This reduction was mainly reflective of product mix to higher margin products. Gross profit increased to $1,079,000 in 1999 from $1,013,000 in 1998.


      Selling and marketing. Selling and marketing expenses decreased 6.3% to $504,000 in 1999 from $538,000 in 1998, primarily due to lower marketing and promotional expenses associated with the Company's international sales effort in 1999.


      Research and development. Research and development expenses increased 5.9% to $306,000 in 1999 from $289,000 in 1998, due to increased development programs.


      General and administrative. General and administrative expenses increased 15.6% to $795,000 in 1999 from $688,000 in 1998 due primarily to the Company incurring additional expense associated with becoming publicly traded.


      Net loss. Net loss for the nine months decreased 1.9% to $609,000 in 1999 from $621,000 in 1998 due primarily to higher net sales in 1999.





      Liquidity and Capital Resources


      Since inception, Corgenix has financed its operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $3.7 million from sales of these securities. Corgenix has also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through March 31, 1999, Corgenix has invested $174,000, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.

      At March 31, 1999, the Company had cash of $11,000, a working capital deficit of $270,000, and short and long-term notes payable of $1,101,000, with $258,000 due in the following twelve months and the remainder due at varying dates through February 2006. On April 9, 1999, the Company raised $100,000 in a private placement of the Company's common stock.


      Management expects that additional sources of cash will need to be identified which together with cash flows from operations will be required to fund operations. The Company is aggressively pursuing financing alternatives to provide funds for its current operations and its acquisition plans, which financing alternatives may involve accessing the public or private equity or debt markets. There can be no assurance that the Company will be able to obtain sufficient capital on acceptable terms from such financings to offset its working capital deficit or to pursue its expansion plans.


      On September 17, 1998, the Company executed a letter of intent to acquire all of the assets of Integrated Diagnostics, Inc., a privately held, Baltimore, Maryland diagnostics company, for approximately $1.0 million in cash and $1.2 million of restricted common stock. The closing of the transaction is dependent upon the results of the Company's due diligence and upon the negotiation and execution of a definitive agreement. The Company will be required to access additional capital to fund the cash portion of this acquisition, and there can be no assurance that this transaction will be successfully consummated. The Company is continuing to investigate a variety of financing alternatives to fund this transaction. While the letter of intent expired on December 31, 1998, the Company is continuing its discussions with Integrated Diagnostics and hopes to complete the acquisition during the fourth fiscal quarter of the current fiscal year. On April 19, and April 20, 1999, the Company executed two distribution agreements with Integrated Diagnostics whereby the Company will have certain exclusive and non-exclusive rights to distribute Integrated Diagnostics products in the international market.


      On December 17, 1998, the Company established an employee stock purchase plan (the "Stock Purchase Plan") in order to provide eligible employees of the Company with an opportunity to acquire an equity interest in the Company through their participation in a plan designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Service Code of 1986. Also on December 17, 1998, the Company established a stock compensation plan (the "Stock Compensation Plan") to provide officers of the Company with an opportunity to receive shares of the Company's common stock in lieu of all or a portion of their salaries. On December 17, 1998, the Company reserved 500,000 shares of the Company's authorized but unissued common stock for the Stock Purchase Plan and the Stock Compensation Plan. As of March 31, 1999, the Company had issued 184,706 shares of Common Stock pursuant to the Stock Purchase Plan and the Stock Compensation Plan.

      Year 2000 Effect


      The Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. Corgenix recently reviewed all of its software for exposure to Year 2000 issues, including network and workstation software, and does not believe that such software poses significant risks associated with the Year 2000 problem. Corgenix primarily uses third-party software programs written and updated by outside firms, each of whom has stated that its software is Year 2000 compliant. To assure that all software programs can successfully work in conjunction with each other using the Company's computer hardware after the year 1999, Corgenix tested all of its software and hardware during the third quarter of 1998, using a combination of past and future dates. Such testing revealed that some of the Company's computer hardware could not correctly process dates after December 31, 1999. The Company will be required to replace such equipment, at a cost not expected to exceed $20,000, before December 31, 1999. The Company expects to fund such costs from working capital in Fiscal Year 2000.


      The Company has set in motion an effort to obtain written assurances from the Company's material suppliers regarding their Year 2000 compliance. As a result of this effort, the Company expects to generate by September 30, 1999 a validated list of suppliers who are Year 2000 compliant, and will use the entities on this list to obtain its supplies. If any of the Company's single-source suppliers are not Year 2000 compliant by the October 1, 1999, the Company plans to increase its inventories of the materials provided by such suppliers and to carry a one-year supply of such materials. As of April 30, 1999, the Company has received Year 2000 compliance responses from a significant number of the Company's material suppliers and believes that it will meet the deadlines in the Company's Year 2000 compliance plan.


      The Company has also begun the process of obtaining written assurances from the Company's material customers regarding their Year 2000 compliance. In addition, the Company has instituted a requirement that all new customers placing standing orders for the Company's products must certify in writing that they are Year 2000 compliant or provide written assurances as to the steps they are taking to become Year 2000 compliant. The Company's goal is to obtain by the September 30, 1999 written assurances from customers representing at least 85% of its revenues that such customers are Year 2000 compliant or that they are expecting to become Year 2000 compliant before December 31, 1999. As of April 30, 1999, the Company has received Year 2000 compliance responses from a significant number of the Company's customers and believes that it will meet the deadlines in the Company's Year 2000 compliance plan.


      Although the Company has taken significant steps to address the Year 2000 problem, there can be no assurance that the failure of the Company and/or its material customers or suppliers to timely attain Year 2000 compliance will not materially reduce the Company's revenues or income, or increased losses, or that these failures and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or government or private entities will not have a material adverse effect on the Company.


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


      Certain factors that could cause actual results to differ materially from those expected include the following:


      Losses Incurred; Future Capital Needs; Uncertainty of Additional Funding


      The Company has incurred operating losses and negative cash flows from operations for the last three fiscal years and for the first three quarters of the current fiscal year. Losses incurred by the Company since its inception have aggregated over $4.0 million, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the near future. In addition, the Company's current acquisition plans will require the investment of approximately $1.0 million of cash. The Company is aggressively pursuing financing alternatives to provide funds for its current operations and its acquisition plans, which financing alternatives may involve accessing the public or private equity or debt markets. There can be no assurance that the Company will be able to obtain sufficient capital from such financings to offset its working capital deficit or to pursue its expansion plans, or that the terms of available financing will be satisfactory to the Company. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants or conversion features that are dilutive to existing stockholders. If adequate funds are not available, the Company might be required to limit its research and development or marketing activities, which could have a material adverse effect on the future of the Company's business.

      Dependence on Collaborative Relationships and Third Parties for Product Development and Commercialization


      The Company has entered into licensing and research and development agreements with collaborative partners, from which it derived a significant percentage of its revenues in 1998 and 1999. Pursuant to these agreements, the Company's collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of the Company's products. The Company will continue to rely on present and future collaborative partners for the development of products and technologies. There can be no assurance that the Company will be able to negotiate in the future such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements, it could experience increased capital requirements or be forced to undertake such activities at its own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by the Company in its product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair the Company's ability to deliver products on a timely basis. See "-- Dependence on Distribution Partners for Sales of Diagnostic Products in International Markets."


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


      Risks Regarding Potential Future Acquisitions


      The Company's growth strategy includes as a material element the desire to acquire complementary companies, products or technologies. As discussed in "-- Liquidity and Capital Resources," the Company has executed a letter of intent to acquire the assets of one diagnostic technology business. The Company has not targeted any other acquisition candidates and there is no assurance that the Company will be able to identify appropriate companies or technologies to be acquired, or to negotiate satisfactory terms for such an acquisition. Moreover, because of limited cash resources, the Company will be unable to acquire any significant companies or technologies for cash without accessing outside financing, and the Company's ability to affect acquisitions in exchange for the Company's capital stock may depend upon the market prices for the Common Stock. See "-- Losses Incurred; Future Capital Needs; Uncertainty of Additional Funding." If the Company does complete one or more acquisitions, a number of risks arise, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. The occurrence of some or all of these risks could have a material adverse effect on the Company's business, financial condition and results of operations.


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


Item 2.     Changes in Securities and Use of Proceeds


      On January 14, 1999, the Company issued 10,000 shares of the Company's common stock to each of the three non-executive Directors as compensation for their service to the Company. These shares are restricted and will not be freely tradable until January 14, 2000.

      On April 9, 1999, the Company sold 300,000 shares of common stock in a private placement for the sum of $100,000. These shares are restricted and will not be freely tradable until April 9, 2000.


      All of the above shares were issued in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.


Item 3.     Defaults Upon Senior Securities


      None


Item 4.     Submission of Matters to a Vote of Security Holders


      No matters were submitted to a vote of the Company's security holders during the period covered by this report.


Item 5.     Other Information


      None


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



                                          CORGENIX MEDICAL CORPORATION



May 17, 1999                              By:   /s/ Luis R. Lopez
                                          Luis R. Lopez, M.D.
                                          Chairman and Chief Executive Officer