Form 10KSB
period 1999-06-30
CORGENIX MEDICAL CORP/CO
filed 1999-09-29
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ------------------

                          ------------------
                                  Form 10-KSB

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

o     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                       For the transition period from to

                       Commission File Number 000-24541
                          ------------------

                          ------------------
                         CORGENIX MEDICAL CORPORATION
                (Name of Small Business Issuer in its charter)

- ----------------------------------------------------------------------
              Nevada                           93-1223466
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------
  (State or other jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)                  No.)
- ----------------------------------------------------------------------

                12061 Tejon Street, Westminster, Colorado 80234
         (Address of principal executive offices, including zip code)

                                (303) 457-4345
               (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
           Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Check  whether  the  issuer:  (1)filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90
days.     Yes x No o

Check  if no  disclosure  of  delinquent  filers  in  response  to Item  405 of
Regulation  S-B  is  contained  in  this  form,  and  no  disclosure   will  be
contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.0

The issuer's revenues for its most recent fiscal year were:   $2,642,848

The aggregate market value of the voting stock held by non-affiliates of the issuer was $3,478,306 as of September 1, 1999.

The number of shares of Common Stock outstanding was 16,867,163 as of September 1, 1999.

Transitional Small Business Disclosure Format.     Yes o     No x

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Items 9, 10 and 11 of Part III are incorporated by reference from the definitive proxy statement of Corgenix Medical Corporation to be filed within 120 days after June 30, 1999.




                                    PART I


Item 1.  Description of Business.

      Certain terms used herein are defined in the Glossary that follows at the end of this Part.

Company Overview

      Corgenix Medical Corporation ("Corgenix" or the "Company") is a diagnostic biotechnology company whose principal focus has been the discovery and development of novel diagnostic markers for the detection and management of important immunological disorders. Until May 22, 1998, this business was conducted by and under the name of REAADS Medical Products, Inc., a Delaware corporation ("REAADS"). On May 22, 1998, REAADS became a subsidiary of Corgenix, and its name was changed to Corgenix, Inc., when a wholly owned subsidiary of the Company merged (the "Merger") with and into REAADS. In connection with the Merger, the Company issued to the REAADS stockholders a total of 6,120,000 shares of the Company's common stock, $.001 par value (the "Common Stock"), together with the contingent obligation to issue up to
4,000,000 additional shares of Common Stock upon the occurrence (or non-occurrence) of certain events. In addition, the REAADS management assumed the management of the Company. On November 22, 1998, the 4,000,000 additional shares were issued to the REAADS stockholders.

       The Company was incorporated under the name Benjun Chemicals Inc. on April 22, 1994 as a wholly owned subsidiary of Superior Equities Limited (the "Predecessor"). The Predecessor was incorporated on April 9, 1985 under the laws of the Province of British Columbia, Canada. In 1987 and 1991, the Predecessor issued a total of 1,957,259 shares of its common stock in two private placements to sophisticated investors in the Province of British Columbia, Canada. On April 27, 1994, the shareholders of the Predecessor exchanged all of the outstanding shares of common stock of the Predecessor on a one-for-one basis for shares of common stock in the Company, and on March 5, 1996, the Company changed its name to Gray Wolf Technologies, Inc. ("Gray Wolf"). During the three fiscal years prior to the Merger, Mike M.
Mustafoglu,  a  former  director  of  the  Company,  was  a  director  and  the president and treasurer of Gray Wolf. However, from the time of the Predecessor's incorporation until the Merger, neither the Predecessor nor the Company engaged in any significant business activity other than the search for acquisition opportunities, and in the three fiscal years prior to the Merger, the Company did not have any significant assets or liabilities.

      In connection with the Merger, the Company offered and sold in a private transaction (the "Offering") 3,950,000 shares of Common Stock for gross proceeds of $1,000,000. The net proceeds of such sale, which were approximately $882,000, were used by the Company to redeem certain preferred stock of REAADS in connection with the Merger, to repay debt, to reduce accounts payable and for working capital.

      Following the Merger and the Offering, and the issuance of the additional 4,000,000 shares of Common Stock to the REAADS stockholders on November 22, 1998, the Common Stock was held by the following groups of persons in the approximate percentages indicated:

- --------------------------------------------------------------------

     Stockholders1         Number of Shares    Percentage Ownership1
- --------------------------------------------------------------------
- --------------------------------------------------------------------

Former REAADS                 10,120,000               63.1%
Stockholders
- --------------------------------------------------------------------
- --------------------------------------------------------------------

Former Gray Wolf               1,957,259               12.2%
Stockholders
- --------------------------------------------------------------------
- --------------------------------------------------------------------

Offering Stockholders          3,950,000               24.7%
- --------------------------------------------------------------------

1 Excludes 153,000 shares held by TransGlobal Financial Corporation ("TGF"), a consultant to the Company, which were received by TGF in consideration of financial advisory services provided to Gray Wolf in connection with the Merger.


      The determination of the consideration, including the contingent Common Stock, paid or payable to the former REAADS stockholders and the determination of the purchase price of the Common Stock sold in the Offering was made in consultation with the Company's and REAADS' financial advisors.

      Also in connection with the Merger, the Company entered into a consulting agreement with TransGlobal Financial Corporation ("TGF"). The president and controlling shareholder of TGF is Mike M. Mustafoglu, who served as a director of the Company from May 22, 1998 until November 10, 1998. Under the terms of the consulting agreement, TGF provides advice to the Company regarding financial and business matters, including assistance with fundraising to implement the Company's business plans, review and assessment of capitalization, merger and acquisition prospects, and other transactions, on an exclusive basis. The consulting agreement is effective for a three-year term ending May 22, 2001. TGF's fee for its financial and business advisory services is $180,000.00 (payable in 36 monthly installments of $5,000) plus a transaction fee equal to a percentage of any funds committed to the Company, the value of any acquisition, or the income generated by any joint venture, in each case to the extent that TGF assisted the Company in obtaining such funds, acquisition or venture. See "Part III.
Item 12. Certain Relationships and Related Transactions - TGF Consulting Agreement."

      The Company's consulting agreement with TGF also requires the Company to nominate for election two designees selected by TGF to the Company's Board of Directors each year during the term of the agreement, and requires that there shall be no more than five directors of the Company unless TGF consents to a greater number. The consulting agreement also requires the Company to obtain TGF's consent to the issuance of more than 5% of any class of its equity securities. See "Part III. Item 12. Certain Relationships and Related Transactions - TGF Consulting Agreement."

      The Company is also a party to an option agreement with TGF, whereby TGF has the option to purchase 1,000,000 units, each unit comprised of one share of the Company's authorized but unissued Series A 5% Convertible Preferred Stock and one warrant to purchase one share of Common Stock at an exercise price of $2.00, for an aggregate purchase price of $1,000,000. See "Part
III.  Item  12.  Certain   Relationships  and  Related  Transactions  - Option
Agreement."
      Business Overview

      The   Company's   research   program  has  resulted  in  the   successful
development of 23 products currently used in clinical laboratories for the diagnosis and/or monitoring of four important areas of health care:

      * Autoimmune disorders (diseases in which an individual creates antibodies to one's self, for example systemic lupus erythematosus ("SLE") and rheumatoid arthritis ("RA"));

      * Vascular diseases (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion);
      *    Bone and joint diseases (such as osteoporosis  and  osteoarthritis);
           and

      *    Liver diseases (cirrhosis and transplanted organ rejection).

      In addition to its current products, the Company is actively developing new laboratory tests in other important diagnostic testing areas. See"- Chugai Strategic Relationship" and "- Other Strategic Relationships." In this connection, the Company manufactures and markets to clinical laboratories and other testing sites worldwide. Its customers include large and emerging health care companies such as Chugai Diagnostics Science ("Chugai"), a wholly owned subsidiary of Chugai Pharmaceuticals Co., Ltd. ("Chugai Pharma"), which owns approximately 4.6% of the Common Stock of the Company. See "- Chugai Strategic Relationship."

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

      Antiphospholipid Antibody Testing Products

      The Company has eight products for antiphospholipid antibody testing, which in 1997 represented over 58% of Corgenix's total product sales. These include aCL IgG, aCL IgA, aCL IgM, anti-phosphatidylserine ("aPS") IgG, aPS IgM, B2-Glycoprotein I ("B2GPI") IgG, B2GPI IgA, and B2GPI IgM. These tests are used in the diagnosis of SLE, antiphospholipid syndrome and thrombosis.

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

Vascular Disease Products

     The Company  markets  seven tests for vascular  diseases.  Four  products
(Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA and von Willebrand Factor Antigen ELISA) are manufactured by Corgenix, and four others (ABP von Willebrand Factor Activity Test, GTI Platelet Factor 4 Test, and the ABS Thrombus Precursor Protein and ABS Ristocetin) are manufactured for Corgenix by other companies. These products are useful in the diagnosis of certain clotting and bleeding disorders including von Willebrand's Disease (Hemophilia B).

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

      Sales and Marketing

      Corgenix currently markets and sells its products to the traditional clinical laboratory market, both hospital based and free standing laboratories. The Company utilizes a diverse distribution program for its products. Corgenix labeled products are sold directly to testing laboratories in the United States through contract sales representatives.

      Internationally, Corgenix labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Denmark, Egypt, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, Norway, Paraguay, Peoples Republic of China, Peru, Portugal, Saudi Arabia, Singapore, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Syria, Taiwan, Turkey and the United Kingdom. Discussions are underway that are expected to provide access to additional markets in Europe, South America, Asia and the Pacific Rim. Corgenix's agreements with its international distribution partners are on terms that are generally terminable by Corgenix if the distributor fails to achieve certain sales targets. The Company also has established private labeled product agreements with several United States and European companies. The Company has international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate.

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

      In April, 1999, the Company received notification that it had received ISO 9001: 1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization (ISO) to facilitate global commerce. To assure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every three years. The ISO 9001 initiative is an important component in the Company's commitment to maintain excellence.

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

      A significant percentage of the Company's product revenues are derived from sales outside of the United States. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. As a result of the Company's sales in Europe, the
Company has obtained ISO certification and to receive a "CE" mark certification, an international symbol of quality and compliance with applicable European medical device directives for certain of its products.

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

      Equity Ownership. In 1993, Chugai Pharma purchased common stock of REAADS, and as of September 1, 1999, owned approximately 5.5% of the Common Stock. Under the terms of the September 1, 1993 stock purchase agreement, Chugai has certain rights, including antidilution rights and rights to a board seat on the Corgenix Board of Directors.

 Distribution of Corgenix Products.  In 1993, Corgenix and Chugai executed distribution agreement (the "Japanese Distribution Agreement") whereby Corgenix granted to Chugai certain distribution rights in Japan of Corgenix products. The distribution rights provide Chugai with non-exclusive rights for certain existing Corgenix products, and exclusive rights for all future Corgenix products. The initial term of the Japanese Distribution Agreement is for 7 years, expiring August 26, 2000, with successive one year extension options.

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

      Regulatory Affairs. In 1995, Corgenix and Chugai executed a regulatory letter of understanding whereby Corgenix agreed to manage the regulatory application prosecution of the HA kit in the United States for Chugai. Corgenix managed the clinical trial testing of the HA product, and has filed a 510(k) application on the HA product with the FDA on behalf of Chugai. See "-Regulation."

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

Other Strategic Relationships

      In addition to the Chugai strategic relationship, an integral part of Corgenix's strategy has been and will continue to be entering into other strategic alliances as a means of accessing unique technologies or resources or developing specific markets. The primary aspects of Corgenix's corporate partnering strategy with Chugai and other strategic affiliations include:

      * Companies that are interested in co-developing diagnostic tests that use the Corgenix technology;

      *    Companies with complementary technologies;

      *    Companies  with  complementary  products and novel disease  markers;
           and/or

      * Companies with access to distribution channels that supplement Corgenix's existing distribution channels.

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

      The Company has established OEMs agreements with several international diagnostic companies. Under these agreements, Corgenix manufactures selected products under the partner's label for worldwide distribution. These partnerships include Meditech-BioPool (United States), Chromogenix (Sweden), Medic (Italy), and Schiapparelli Biosystems (The Netherlands).

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

The  product   development   group  is   responsible   for  research  and
development of new clinical diagnostic products for commercialization. This group evaluates the performance of reagents (prepared internally or purchased commercially), creates working prototypes of potential products, performs internal studies, participates in clinical trials, produces pilot lots of new products, produces a validated method that can be consistently manufactured, creates documentation required for manufacturing and testing of new products, and works closely with the Company's quality assurance department to satisfy regulatory requirements and support regulatory clearance. This group includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. Group leaders are also skilled in planning and project management under FDA-mandated design control. See "-Regulation."
      The technology assessment group is responsible for assessing the performance of new technologies and determining the technical feasibility of their introduction by Corgenix. The technology assessment group investigates the patent / license issues associated with new technologies. This group includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry, basic sciences and intellectual property review.

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

      Antiphopholipid Antibody Testing Products

      The Company has completed the development of three additional antiphospholipid products to complement the existing line of five products in the ELISA Microplate format. These new tests, anti-(beta)2 Glycoprotein I - IgG, anti-(beta)2 Glycoprotein I - IgM and anti-(beta)2 Glycoprotein I - IgA, will be marketed for the diagnosis of antiphospholipid syndrome and related immunological disorders. Corgenix is one of the market leaders in development of innovative tests in the antiphospholipid market, and these future products will help ensure the Company's strong position. These new antiphospholipid products have been found to be more specific for thrombosis and the antiphospholipid syndrome over the conventional aCL and aPS tests, and will be configured for sale to hospital based and free-standing independent laboratories. Filing of the 510(k) application on the new tests was made during the third quarter of 1998. See "-Regulation."

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

      Acquisitions

      On September 17, 1998, the Company executed a letter of intent to acquire all of the assets of Integrated Diagnostics, Inc., ("Integrated") a privately held, Baltimore, Maryland diagnostics company, for cash and restricted Common Stock valued at approximately $2.2 million. The letter of intent expired on December 31, 1998 but the Company has continued discussions with Integrated regarding the possible acquisition. The closing of the transaction is dependent upon the Company's ability to obtain financing for the transaction, the results of the Company's due diligence and upon the negotiation and execution of a definitive agreement. There can be no assurance that this transaction will be successfully consummated. See "Part II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Risk Factors - Risks Regarding Potential Future Acquisitions." On April 19, 1999 and April 20, 1999, the Company executed two distribution agreements with Integrated whereby the Company has been granted certain exclusive and non-exclusive rights to distribute Integrated products in the international market.


      The Company continually evaluates a variety of company, product and/or technology acquisition opportunities. Although the Company intends to pursue acquisitions that provide strategic opportunities to expand the Company's core business while increasing revenues and earnings from these new technologies, there can be no assurance that it will be successful in doing so. See "Part II. Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Risk Factors - Risks Regarding Potential Future Acquisitions."

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

      Patent applications in the United States are maintained in secrecy until patents issue. There can be no assurance that Corgenix's patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that patents issued to Corgenix will not be infringed upon or designed around by others or that others will not obtain patents that Corgenix would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by Corgenix, the holders of such patents could require Corgenix to obtain licenses to use such technology. See "Part II. Item 6. management's Discussion and Analysis - Forward-Looking Statements and Risk Factors - Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

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

      It generally takes from four to 12 months from submission to obtain 510(k) premarket clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. There can be no assurance that Corgenix will be able to obtain necessary regulatory approvals or clearances for its products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on Corgenix's business, financial condition and results of operations. See "Part II. Item
6. management's Discussion and Analysis- Forward-Looking Statements and Risk Factors - Governmental Regulation of Diagnostic Products."

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

      Employees

      As of September 7, 1999, Corgenix employed 32 employees, 29 full time and 3 part-time. Of these, 6 hold advanced scientific or medical degrees. None of Corgenix's employees is covered by a collective bargaining agreement. Corgenix believes that it maintains good relations with its employees.


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

Item 4.  Submission or Matters to a Vote of Security Holders.

      None


                              GLOSSARY

      antibody - a protein produced by the body in response to contact with an antigen, and having the specific capacity of neutralizing, hence creating immunity to, the antigen.

      anti-cardiolipin antibodies (aCL) - a class of antiphospholipid antibody which reacts with a negatively-charged phospholipid called cardiolipin; frequently found in patients with SLE and other autoimmune diseases; also reported to be significantly associated with the presence of both arterial and venous thrombosis, thrombocytopenia, and recurrent fetal loss.

      antigen - an enzyme, toxin, or other substance, usually of high molecular weight, to which the body reacts by producing antibodies.

      anti-phosphatidylserine antibodies (aPS)- a class of antiphospholipid antibody which reacts to phosphatidylserine; similar to aCL; believed to be more specific for thrombosis.

      anti-oxidized LDL cholesterol antibodies - antibodies to the oxidized form of LDL cholesterol.

      antiphospholipid   antibodies  -  a  family   of   autoantibodies   with
specificity against negatively charged phospholipids, that are frequently associated with recurrent venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion in individuals with SLE or other autoimmune disease.

      antiphospholipid syndrome - a clinical condition characterized by venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion, in association with elevated levels of antiphospholipid antibodies and/or lupus anticoagulant.

      assay - a laboratory test; to examine or subject to analysis.

      autoantibody - an antibody with specific reactivity against a component substance of the body in which it is produced; a disease marker.

      autoimmune diseases - a group of diseases resulting from reaction of the immune system against self components.

      beta 2 glycoprotein I (B2GPI) - a serum protein (cofactor) that participates in the binding of antiphospholipid antibodies.

      coagulation - the process by which blood clots.

      cofactor  -  a  serum  protein  that   participates  in  the  binding  of
antiphospholipid antibodies, for example B2GPI.

      delivery format - the configuration of the product. Current Corgenix products utilize a 96-well microplate system for its delivery format.

      hemostasis - mechanisms in the body to maintain the normal liquid state of blood; a balance between clotting and bleeding.

  hyaluronic acid (HA) - a polysaccharide found in synovial fluid, serum and other body fluids and tissues, elevated in certain rheumatological and hepatic (liver) disorders.

      HDL cholesterol - high density lipoprotein associated with cholesterol.

      immunoassay - a technique for analyzing and measuring the concentration of disease markers using antibodies; for example, ELISA.

      immunoglobulin - a globulin protein that participates in the immune reaction as the antibody for a specific antigen.

      immunology - the branch of medicine dealing with (a) antigens and antibodies, esp. immunity to disease, and (b) hypersensitive biological reactions (such as allergies), the rejection of foreign tissues, etc.

      in  vitro  -  isolated   from  the  living   organism  and   artificially
maintained, as in a test tube.

      in vivo - occurring within the living organism.

      LDL cholesterol - low density lipoprotein associated with cholesterol.

      lipids - a group of organic compounds consisting of the fats and other substances of similar properties.

      Lp(a) - abnormal form of LDL cholesterol.

      oxidized LDL cholesterol - chemical modification (oxidized form) of LDL cholesterol; the most damaging form.

      platelets - small cells in the blood which play an integral role in coagulation (blood clotting).

      platform technology - the basic technology in use for a majority of the Company's products, in essence the "platform" for new products. In the case of Corgenix, the platform technology is ELISA (enzyme linked immunosorbent assay).

      phospholipids - a group of fatty compounds found in animal and plant cells which are complex triglyceride esters containing long chain fatty acids, phosphoric acid and nitrogenous bases.

      protein C - normal blood protein that regulates hemostasis; decreased levels lead to thrombosis.

      protein S - normal blood protein that regulates hemostasis; decreased levels lead to thrombosis.

      rheumatic diseases - a group of diseases of the connective tissue, of uncertain cause and including rheumatoid arthritis (RA), rheumatic fever, etc., usually characterized by inflammation, pain and swelling of the joints and/or muscles.

      serum - the clear yellowish fluid which separates from a blood clot after coagulation and centrifugation.

      systemic lupus erythematosus (SLE) - a usually chronic disease of unknown cause, characterized by red, scaly patches that tend to produce scars, frequently affecting connective tissue and involving the kidneys, spleen, etc.

      thrombin - the enzyme of the blood, formed from prothrombin, that causes clotting by converting fibrinogen to fibrin.

      thrombocytopenia - a condition in which there is an abnormally small number of platelets in the circulating blood.

   thromboembolism - the obstruction or occlusion of a blood vessel by a thrombus.

      thrombosis - coagulation of the blood within a blood vessel of any organ, forming a blood clot.

      tumor   markers   -  serum   proteins   or   molecules   found  in  high
concentrations in patients with selected cancers.

      vascular - of or pertaining to blood vessels.

      von Willebrand's Factor (vWF) - normal blood protein that regulates hemostasis; decreased levels lead to abnormal bleeding and increased levels may produce thrombosis.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The Common Stock is currently traded on the OTC Bulletin Board under the symbol "COGX". From February 27, 1998 until the Merger on May 22, 1998, the Common Stock was quoted on the OTC Bulletin Board under the symbol "GRWT." On September 23, 1999, the last bid price of the Common Stock on the OTC Bulletin Board as reported by the OTC Bulletin Board was $0.17.

      The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock as reported on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


      Year Ended June 30, 1998                      High      Low

           Fourth Quarter                           $1.55     $0.31

      Year Ended June 30, 1999

           First Quarter                            $0.28     $0.16
           Second Quarter                           $0.70     $0.19
           Third Quarter                            $0.59     $0.38
           Fourth Quarter                           $0.41     $0.18


      On September 23, 1999 there were approximately 147 holders of record of the Common Stock.

      To date, the Company has not paid any dividends on its Common Stock, and the Board of Directors of the Company does not currently intend to declare cash dividends on the Common Stock. The Company instead intends to retain its earnings, if any, to support the growth of the Company's business. Any future cash dividends would depend on future earnings, capital requirements and the Company's financial condition and other factors deemed relevant by the Board of Directors. The Company is restricted from paying dividends without the approval of its financial advisor, pursuant to the terms of the Consulting Agreement with TGF. See "Part III. Item 12. Certain Relationships and Related Transactions - Consulting Agreement." In addition, under the terms of a promissory note in favor of Vectra Bank, the Company is prohibited from paying dividends on the Common Stock without the consent of Vectra Bank. The Series A Preferred Stock, if and when issued, also would prohibit the Company from paying cash dividends on the Company's Common Stock under certain circumstances.

      Private Placements

      In April 1999, the Company sold in a private placement transaction a total of 300,000 shares of Common Stock at a price of $.3333 per share to a single investor. This sale was made in reliance upon exemptions from the registration requirements of Section 5 of the Act provided by Section 4(2) of the Act.

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

      Stock Purchase Plan and Stock Compensation Plan

      On December 17, 1998, the Company enacted an employee stock purchase plan (the "Stock Purchase Plan") and a stock compensation plan (the "Stock Compensation Plan") to provide officers of the Company with an opportunity to receive shares of the Company's common stock in lieu of all or a portion of their salaries. On December 17, 1998, the Company reserved 500,000 shares of the Company's authorized but unissued common stock for the Stock Purchase Plan and the Stock Compensation Plan. As of September 23, 1999, the Company had issued 335,075 shares of Common Stock pursuant to the Stock Purchase Plan and the Stock Compensation Plan.



Item 6.  management's Discussion and Analysis or Plan of Operation.


      The  following   discussion  should  be  read  in  conjunction  with  the
financial statements and accompanying notes included elsewhere herein.

      General

      Since the Company's inception, Corgenix has been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. Corgenix currently markets 32 products covering autoimmune disorders, vascular diseases, bone and joint diseases and liver disease. Corgenix's products are sold in the United States through the Company's marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

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

      Beginning in fiscal year 1996, Corgenix added third-party OEM licensed products to its diagnostic product line. Currently the Company sells 15 products licensed from other third party manufacturers. Corgenix expects to expand its relationships with other companies in the future to gain access to additional products.

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

      Results of Operations

      Years Ended June 30, 1999 and 1998

      Net Sales. Net sales for the year ended June 30, 1999 was $2.64 million, a 2.0% increase from $2.59 million in 1998. A component of net sales, product sales, remained unchanged at $2.58 million in 1999 as in 1998. Sales of Hyaluronic Acid product (HA) to Chugai for distribution in Japan decreased 45.9% to $415,000 in 1999 from $767,000 in 1998 due to increased competition in the Japanese market. The Company expects that this trend will not continue and that sales to Chugai in 2000 will increase over the 1999 level due to expansion of Chugai's distribution network worldwide. Product sales of Corgenix manufactured products increased 19.3% to $2.16 million in 1999 from $1.81 million in 1998 due to the additional expansion of the Company's international distribution network and the market acceptance of recently launched products.

      Also included in net sales are partnership payments from strategic alliances that increased 50% to $69,000 in 1999 from $46,000 in 1998 due to timing of ongoing development projects.

      Cost of sales. Cost of sales increased 16.7% to $1,053,000 in 1999 from $902,000 in 1998 in 1997, due primarily to product mix related to the shortfall in sales of HA to Chugai as the HA products generate higher gross profit than other Corgenix products. Gross profit decreased to 60.1% in 1999 from 65.2% in 1998 due primarily to the impact of lower sales to Chugai.

      Research and development. Research and development expenses increased 4.7% to $406,000 in 1999 from $387,000 in 1998. During 1999, several ongoing projects remained in development but no new projects were added during this period.

      Selling and marketing. Selling and marketing expenses increased 5.6% to $793,000 in 1999 from $751,000 in 1998 due to an increases in promotional expense associated with the launch of new products in 1999.

      General and administrative. General and administrative expenses decreased 20.5% to $1.05 million in 1999 from $1.32 million in 1998, due in part to legal, accounting and other costs relating to strategic partnering activities, financing activities and the costs of transforming into a public company which occurred in 1998.

      Other expenses. Other expenses increased 1.5% to $155,000 in 1999 from $152,000 in 1998. Interest expense decreased to $146,000 in 1999 from $150,000 in 1998 due to repayment of debt in 1999.

      Liquidity and Capital Resources

      Historically, the Company has financed its operations primarily through sales of common and preferred stock, raising net proceeds of approximately
$2.7 million from sales of these securities prior to 1998. In 1998, the Company raised $1,000,000 before offering expenses through a Rule 504 offering related to the Merger Transaction, and an additional $100,000 in a private offering in 1999.

      Corgenix has also received financing for operations from sales of diagnostic products and agreements with strategic partners. At June 30, 1999 and June 30, 1998, Corgenix had invested $159,535 and $215,084 respectively, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities. In 1999, the Company's accounts payable increased 86.4 % to $798,000 from $428,000 in 1998, and the Company's accounts receivable increased 39.5% to $516,000 from $370,000 in 1998.

      Corgenix's principal sources of liquidity are short and long term debt financing, of which $1,085,288 remained outstanding as of June 30, 1999.
Management believes that the Company needs to enter into new debt agreements and/or sell additional equity securities in fiscal year 2000 to achieve appropriate liquidity. Management is aggressively pursing several financing alternatives.

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

      The Company has received written assurance that all suppliers of materials considered critical are Year 2000 compliant.

      The Company has also begun the process of obtaining written assurances from the Company's material customers regarding their Year 2000 compliance. In addition, the Company has instituted a requirement that all new customers placing standing orders of the Company's products must certify in writing that they are Year 2000 compliant or provide written assurances as to the steps they are taking to become Year 2000 compliant. The Company has received written notification from customers representing greater than 85% of Company revenues that such customers are Year 2000 compliant or that they are will become Year 2000 compliant before December 31, 1999.

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

      Forward-Looking Statements and Risk Factors

      This 10K-SB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the
Securities  Act  of  1934,  as  amended,  including  statements  regarding  the
Company's  expectations,   beliefs,  intentions  or  strategies  regarding  the
future. All statements other than historical fact contained in this 10K-SB, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10K-SB are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses Incurred; Future Capital Needs; Uncertainty of Additional Funding

 The Company has incurred operating losses and negative cash flow from operations for the last three fiscal years. Losses incurred by the Company since its inception have aggregated over $4.2 million, and there can be no assurance that the Company will be able to generate positive cash flow to fund its operations in the near future. Assuming no significant uses of cash in acquisition activities or other significant changes, the Company believes it will have sufficient cash to satisfy its funding needs for at least the next year. If the Company is not able to operate profitably and generate a positive cash flow, however, it may need to raise additional capital to fund its continuing operations. If the Company needs additional financing to meet its requirements, there can be no assurance that it will be able to obtain such financing on terms satisfactory to it, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company might be required to limit its research and development activities or its selling and marketing activities, either of which could have a material adverse effect on the future of the Company's business.

      Dependence on Collaborative Relationships and Third Parties for Product Development and Commercialization

      The Company has entered into licensing and research and development agreements with collaborative partners, from which it derived a significant percentage of its revenues in 1997. Pursuant to these agreements, the Company's collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of the Company's products. The Company will continue to rely on present and future collaborative partners for the development of products and technologies. There can be no assurance that the Company will be able to negotiate future such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements, it could experience increased capital requirements or be forced to undertake such activities at its own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by the Company in its product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair the Company's ability to deliver products on a timely basis. See "- Dependance on Distribution Partners for Sales of Diagnostic Products in International Markets," "Part I. Item 1. Description of Business - Chugai Strategic Relationship" and "- Other Strategic Relationships."

      No Assurance of Successful or Timely Development of Additional Products

      The Company's business strategy includes the development of additional diagnostic products. The Company's success in developing new products will depend on its ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. The Company will have limited resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If the Company is unable, for technological or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, the Company's results of operation could be materially and adversely affected. See "Part I. Item 1. Description of Business - Products and Markets" and "-Regulation."

      Competition in the Diagnostics Industry

      Competition in the human medical diagnostics industry is, and is expected to remain, significant. The Company's competitors range from development stage diagnostics companies to major domestic and international pharmaceutical companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors. Moreover, the diagnostics industry has recently experienced a period of consolidation, during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. There can be no assurance that technologies will not be introduced that could be directly competitive with or superior to the Company's technologies. See "Part I. Item 1. Description of Business - Competition."

 Governmental Regulation of Diagnostics Products

      The testing, manufacture and sale of the Company's products is subject to regulation by numerous governmental authorities, principally the FDA and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. The Company will not be able to commence marketing or commercial sales in the United States of new products under development until it receives clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. See "Part I. Item 1. Description of Business - Regulation."

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

      Uncertain  Availability  of  Third  Party  Reimbursement  for  Diagnostic
      Products

      In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services and they can affect the pricing or the relative attractiveness of the Decreases in reimbursement amounts for tests performed using the Company's diagnostic products, failure by physicians and other users to obtain reimbursement from third party payors, or changes in government and private third party payors" policies regarding reimbursement of tests utilizing diagnostic products, may affect the Company's ability to sell its diagnostic products profitably. See "Part I. Item 1. Description of Business - Regulation" and "- Reimbursement." Market acceptance of the Company's products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems.

      Uncertainty of Protection of Patents, Trade Secrets and Trademarks

      The Company's success depends, in part, on its ability to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the proprietary rights of others. There can be no assurance that the Company's issued patents will afford meaningful protection against a competitor, or that patents issued to the Company will not be infringed upon or designed around by others, or that others will not obtain patents that the Company would need to license or design around. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others or prosecuting infringement claims against third parties. If the outcome of any such litigation is unfavorable to the Company, the Company's business could be adversely affected. See "Part I.
Item 1.  Description of Business - Patents, Trade Secrets and Trademarks."

      Risks Regarding Potential Future Acquisitions

      The Company's growth strategy includes as a material element the desire to acquire complementary companies, products or technologies. Except as disclosed in "Item 1. Description of Business - Acquisitions," the Company has not targeted any acquisition candidates and there is no assurance that the Company will be able to identify appropriate companies or technologies to be acquired, to negotiate satisfactory terms for such an acquisition., or to obtain sufficient capital to make such acquistions. Moreover, because of limited cash resources, the Company will be unable to acquire any significant companies or technologies for cash and the Company's ability to effect acquisitions in exchange for the Company's capital stock may depend upon the market prices for the Common Stock. If the Company does complete one or more acquisitions, a number of risks arise, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. The occurrence of some or all of these risks could have a material adverse effect on the Company's business, financial condition and results of operations. See "Part I. Item
1.  Description of Business - Strategy."

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

      Limited Public Market; Possible Volatility in Stock Prices; Penny Stock Rules

      There has, to date, been no active public market for the Company's Common Stock, and there can be no assurance that an active public market will develop or be sustained. Although the Company's Common Stock has been traded on the OTC Bulletin Board since February 1998, the trading has been sporadic with insignificant volume.

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

Item 8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
Financial
           Disclosure.

      None.

                                   PART III

Item  9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance With Section 16(a) of the
           Exchange Act.

      There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1999.

Item 10.  Executive Compensation.

      There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      There is hereby incorporated by reference the information to appear under the caption "Principal Shareholders of the Company" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of June 30, 1999.

Item 12.  Certain Relationships and Related Transactions.

      The  Company  has  the  following   relationships  with  certain  of  its
stockholders, directors and affiliates.

TGF Consulting Agreement

      The Company is party to a Consulting Agreement dated May 22, 1998 with TGF. The Consulting Agreement was entered into in connection with closing of the Merger. The president and controlling shareholder of TGF is Mike M. Mustafoglu, who served as a director of the Company from May 22, 1998 to November 10, 1998.

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

      Pursuant to the Consulting Agreement, on May 22, 1998 TGF named Mike M. Mustafoglu and Alev Lewis as its designees to be nominated as members of the Company's Board of Directors. On November 10, 1998, Mike M. Mustafoglu
resigned from the Board of Directors and no replacement has been designated as of September 23, 1999. On September 21, 1999, Alev Lewis resigned from the Board of Directors and no replacement has been designated as of September 23, 1999. To date, TGF has provided general financial advisory services to the Company pursuant to the Consulting Agreement. Such services have included financial planning and review, business plan development, identification of financing sources, identification of and due diligence on acquisition opportunities, assistance in negotiating agreements, and evaluation of strategic partner opportunities. TGF has informed the Company that it does not engage in the business of buying and selling securities for others or for its own account or advising others, for compensation, as to the value of securities or the advisability of investing in, purchasing or selling, securities. TGF has further informed the Company that it is not currently licensed as a broker-dealer or investment advisor and that TGF is not required to be so licensed to perform the activities called for under the Consulting Agreement. TGF has agreed with the Company that if any such activities  are  required  to  be  performed  by a  licensed  broker-dealer  or investment advisor, TGF will take the appropriate steps to obtain such licenses or will inform the Company that it must retain a licensed broker-dealer or investment company, as appropriate, to perform such activities.

      Option Agreement

      The Company also is party to an Option Agreement dated May 22, 1998 with TGF. Under the Option Agreement, TGF has the option to purchase 1,000,000 units (the "Units", each unit comprised of one share of the Company's authorized but unissued Series A 5% Convertible Preferred Stock and one warrant to purchase one share of Common Stock at an exercise price of $2.00, for an aggregate purchase price of $1,000,000. The option is exercisable by written notice to the Company on or prior to the expiration of a period of 90 days after the date on which the Securities and Exchange Commission declares effective a registration statement covering the Units and the shares of Common Stock issuable upon conversion or exercise thereof. The option is assignable, in whole or in part, by TGF; however the option must be exercised collectively as to all of the Units subject thereto. TGF may not, however, assign, sell, transfer, pledge or otherwise dispose of any of the Units or any other securities of the Company without the prior written consent of the Company.

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

      The agreement with CRG expired on April 14, 1999 and was not renewed.

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

23.1* Consent of Certified Public Accountants
27*   Financial Data Schedule
_____________________
*Filed herewith.


      Reports on Form 8-K.

         None.

                        Consent of Independent Auditors


The Board of Directors
Corgenix Medical Corporation:

We consent to incorporation by reference in the registration statement on Form S-8 of Corgenix Medical Corporation of our report dated September 10, 1999, relating to the consolidated balance sheets of Corgenix Medical Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders" equity (deficit) and cash flows for the years then ended which reports appears in the June 30, 1999, annual report on Form 10-KSB of Corgenix Medical Corporation.




KPMG LLP


Denver, Colorado
September 27, 1999

                          CORGENIX MEDICAL CORPORATION


                         INDEX TO FINANCIAL STATEMENTS

- -----------------------------------------------------------------------

Item                                                       Page Number
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

Independent Auditors" Report                                       F-1
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

Consolidated Balance Sheets as of June 30,
1999 and 1998                                                      F-2
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

Consolidated Statement of Operations for
Years Ended June 30, 1999 and 1998                                 F-3
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

Consolidated Statements of Stockholders"
Equity (Deficit) for the Years Ended June 30,                      F-4
1999 and 1998
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

Consolidated Statements of Cash Flows for the
Years Ended June 30, 1999 and 1998                                 F-5
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------

Notes to Consolidated Financial Statements                         F-6
- -----------------------------------------------------------------------

                         CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARY

                       Consolidated Financial Statements

                            June 30, 1999 and 1998

                  (With Independent Auditors" Report Thereon)

                         Independent Auditors" Report


The Board of Directors
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiary (Company) as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders" equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders" deficit and a working capital deficit as of June 30, 1999 and has suffered recurring losses from operations, which factors raise substantial doubt about its ability to continue as a going concern. management's plans in regard to this matter are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
September 10, 1999

                        CORGENIX MEDICAL CORPORATION
                              AND SUBSIDIARIES

                          Consolidated Balance Sheets
                            June 30, 1999 and 1998


                     Assets                                1999         1998

Current assets:
Cash and cash equivalents                           $     15,963      216,314
      Accounts receivable, less allowance for
      doubtful accounts of $7,000 and $6,600 in
      1999 and 1998,respectively                         516,182      369,710
      Note receivable                                     27,425       27,425
      Inventories                                        518,215      511,408
      Prepaid expenses                                       954       16,876

           Total current assets                        1,078,739    1,141,733

Equipment:
      Machinery and laboratory equipment                 302,949      304,744
      Furniture, fixtures and office equipment           255,695      238,761
                                                         558,644      543,505

      Accumulated depreciation and amortization         (399,109)    (328,421)

           Net equipment                                 159,535      215,084

Intangible assets:
  Patents, net of accumulated amortization of $646,987
   and $572,484 in 1999 and 1998, respectively           470,557      545,060
  Goodwill, net of accumulated amortization of
   $36,177 and $32,523 in 1999 and 1998, respectively     25,411       29,065
                                                         495,968      574,125

Due from officer                                          12,000       12,000
Other assets                                              14,285       22,652

           Total assets                             $  1,760,527    1,965,594


                Liabilities and Stockholders" Equity (Deficit)

Current liabilities:
      Current portion of notes payable              $   296,954       287,765
      Accounts payable                                  795,262       427,809
      Accrued payroll and related liabilities           114,061       106,757
      Other liabilities                                 105,528       116,054
      Current portion capital lease obligation            3,483          -
      Employee stock purchase plan payable                2,984          -

           Total current liabilities                  1,318,272       938,385

Notes payable, excluding current portion                790,959       853,349
Capital lease obligation, excluding current portion       7,703          _

           Total liabilities                          2,116,934     1,791,734

Stockholders" equity (deficit):
Preferred stock, $0.001 par value.  Authorized 5,000,000
   shares, none issued or outstanding                       _            _
Common stock, $0.001 par value.  Authorized 20,000,000
   shares; issued and outstanding 16,852,116 and
   12,102,494 shares in 1999 and 1998, respectively      16,852        12,102
      Additional paid-in capital                      3,859,806     3,610,798
      Stock subscription receivable                         -         (25,651)
      Accumulated deficit                            (4,233,065)   (3,423,389)
      Total stockholders" equity (deficit)             (356,407)      173,860
Commitments and contingencies (notes 6 and 8)
Total liabilities and stockholders"
             equity (deficit)                       $ 1,760,527     1,965,594

See accompanying notes to consolidated financial statements.

                         CORGENIX MEDICAL CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                      Years ended June 30, 1999 and 1998



                                                       1999      1998

Net sales                                  $      2,642,848    2,592,175
Cost of sales                                     1,053,232      901,699
           Gross profit                           1,589,616    1,690,476

Operating expenses:
      Selling and marketing                         793,188      751,244
      Research and development                      405,517      387,260
      General and administrative                  1,045,998    1,321,990
                                                  2,244,703    2,460,494

           Operating loss                          (655,087)    (770,018)

Other expenses:
      Interest expense, net                        (146,248)    (150,148)
      Other, net                                     (8,341)      (2,132)
                                                   (154,589)    (152,280)

           Net loss                            $   (809,676)    (922,298)

Net loss per share basic and diluted           $      (0.06)       (0.15)

    and diluted                                       14,717,221   6,343,133


See accompanying notes to consolidated financial statements.

                        CORGENIX MEDICAL CORPORATION
                               AND SUBSIDIARIES

           Consolidated Statements of Stockholders" Equity (Deficit)

                      Years ended June 30, 1999 and 1998


                    Common   Common   Additional Stock    Accmltd.    Total
                    Stock,   stock,   paid-in   subscript. deficit  s-holders"
                    $0.01    $0.001   capital   receivable            equity
                     par      par                                    (deficit)
- -----------------------------------------------------------------------------

Balances at June    $1,640     -     2,337,313       -   (2,421,671)  (82,718)

Preferred stock        -       -         -           -     (36,330)   (36,330)
dividend requirement

Issuance of common    54      153   165,423         -          -      165,630


Issuance of            -       -    10,000          -          -       10,000
warrants to
purchase common stock


Conversion of          56      -    169,744         -          -      169,800
preferred stock to
common stock

Conversion of       (2,040)  6,120  (4,080)         -          -         -
REAADS common
stock to Corgenix
common stock

Issuance of common     -     1,957      -           -      (43,090)   (41,133)
stock in
connection with
merger

Issuance of common     -     3,872   878,012        -          -       881,884
 Vascular Diseas
placement offering

Common stock           -       -      25,651     (25,651)      -         -
subscription
                    -------  -------  --------  --------  ---------  --------

Net Loss               -        -         -         -     (922,298)  (922,298)

Balances at June       -     12,102   3,610,798  (25,651) (3,423,389) 173,860
30, 1998

Issuance of common     -      297      99,703       -          -      100,000
stock

 A Corgenix product typically requires less hands-on time by laboratory stock for services

Issuance of common       -    4,000   (4,000)       -          -         -
stock under
contingency
agreement

Issuance of common       -       78    (78)      25,651        -       25,651
The Comp
connection with
stock subscription

Net loss                 -        -       -         -     (809,676)  (809,676)
                    -------  -------  --------  --------  ---------  --------

Balances at June     $  -    16,852   3,859,806     -    (4,233,065) (356,407)
30, 1999


         See accompanying notes to consolidated financial statements.

                               CORGENIX MEDICAL CORPORATION
                                   AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                      Years ended June 30, 1999 and 1998

                                                    1999      1998

Cash flows from operating activities:
        Net loss                          $       (809,676)    (922,298)

      Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization              153,016     162,023
       Common stock issued for services             153,758     194,625
       Accretion of interest                           -          7,375
       Interest capitalized to note payable          19,255         -
       Provision for doubtful accounts                4,722       3,147
       Loss on disposal of equipment                  8,341         -

         Accounts receivable                           (151,194)    229,082
           Inventories                               (6,807)   (276,647)
           Prepaid expenses and other assets         24,289      71,173
           Accounts payable                         367,453    (132,295)
            Accrued payroll and related liabilities   7,304      (2,281)
           Employee stock purchase plan payable       2,984         -
           Other liabilities                        (10,526)       (700)

        Net cash used by operating activities      (237,081)   (666,796)

Cash flows from investing activities:
  Purchases of equipment                            (15,682)    (14,240)
  Proceeds from return of equipment                    -         63,916

      Net cash provided (used) by investing
      activities                                     15,682     (49,676)

Cash flows from financing activities:
      Proceeds from issuance of common stock        100,000     881,914
      Proceeds from issuance of notes payable        18,620     293,995
      Payments on notes payable                     (91,076)   (483,561)
      Proceeds from stock subscription               25,651        -
    Payments on capital lease obligations              (783)       -

      Net cash provided by financing activities      52,412     692,348

      Net increase (decrease) in cash and cash
      equivalents                                  (200,351)     75,228

Cash and cash equivalents at beginning of year      216,314     141,086

Cash and cash equivalents at end of year       $     15,963     216,314

Supplemental cash flow disclosures -
cash paid for interest                         $    104,688     156,940

Acquisition:
    Assets acquired                            $       -         27,425
    Accumulated deficit                                -         43,090
    Liabilities assumed                                -        (68,558)
    Common stock issued                                -         (1,957)

           Net cash paid for acquisition       $       -            -

Noncash financing activities:
 Common stock warrants issued with note
 payable                                       $      -          10,000
 Conversion of pref. stock to notes payable    $      -         254,961
 Common stock subscription                     $      -          25,651

Issuance of 4,000,000 shares for no cash in
 November 1998
Noncash investing activity -
 equipment acquired under capital leases       $     11,969         -

See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements

                            June 30, 1999 and 1998





(1) Summary of Significant Accounting Policies

    (a) Business, Basis of Presentation and Merger

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

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, REAADS Bio-medical Products
        (UK) Limited (REAADS UK). REAADS UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. The operations of REAADS UK were not significant for the years ended June 30, 1999 and 1998. Transactions are generally denominated in US dollars and REAADS UK holds nominal assets and liabilities. Therefore, there is no foreign currency translation gain or loss or other comprehensive income recorded.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficit of $266,958 as of June 30, 1999, has incurred a net loss of ($837,101) for the year ended June 30, 1999, and has a stockholders" deficit of $383,832, which factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

        management's future plans to continue as a going concern include attaining future profitable operations through distribution agreements and obtaining additional equity or debt financing.

    (b) Use of Estimates

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

    (c) Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments, purchased with maturities of three months or less to be cash equivalents.

    (d) Inventories

        Inventories are recorded at the lower of cost or market, using the first-in, first-out method. Components of inventories as of June 30, are as follows:

                           1999         1998
                         ----------  -----------

Raw materials         $    90,035     131,709
Work-in-process           235,823     210,307
Finished goods            192,357     169,392
                         ----------  -----------

                      $   518,215     511,408
                         ==========  ===========

    (e) Equipment

        Equipment is recorded at cost. Depreciation, which totaled $74,859 and $84,667 for the years ended June 30, 1999 and 1998, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the assets which range from 3 to 7 years.

    (f) Intangible Assets

        Intangible assets consist of purchased patents and goodwill, which are amortized using the straight-line method over 15 years.

    (g) Income Taxes

        Under the asset and liability method of recording income taxes, which the Company follows, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

    (h) Revenue Recognition

        Revenue is recognized upon shipment of products.

   (i) Research and Development

        Research  and   development   costs  and  any  costs   associated  with
        internally developed patents, formulas or other proprietary technology are expensed as incurred.

    (j) Long-Lived Assets

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

    (k) Stock-Based Compensation

        In accounting for its stock purchase plan, the Company records compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Pro forma net income (loss) disclosures for employee stock option grants as if the fair value based method had been applied are also provided.

(2) Business Combination

    On May 22, 1998, REAADS purchased, in an exchange of common stock, a subsidiary of Gray Wolf Technologies, Inc. (Gray Wolf) in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Gray Wolf was $1,957. Net assets acquired are as follows:

                Net current assets         $   27,425
                Accumulated deficit            43,090
                Net current liabilities       (68,558)
                                             ----------

                                           $    1,957
                                             ==========

    As Gray Wolf was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired. The results of operations subsequent to the date of acquisition are included in the Company's consolidated operations.

(3) Notes Payable

    Notes payable consist of the following at June 30, 1999 and 1998:

                                                1999         1998
                                              ----------   ----------

    Note payable to a bank, with interest
      at prime plus
          2.75% (10.5% at June 30, 1999),
      due in monthly
          installments of $14,415 through
      January 2007,                         $  895,224      918,603
          collateralized by the Company's
      common stock,
          commercial security agreements
      and a key man life
          insurance policy

    Note payable to a bank, with interest
      at prime plus
          2.5% (10.25% at June 30, 1999)
      due in monthly                            18,000       40,000
          installments of $2,000 and a
      balloon payment due
          August 30, 1999, collateralized
      by accounts receivable

    Notes payable to former preferred
      stockholders, with                       136,689      144,511
          interest at 12%, due November
      1999

    Note payable, with interest at prime
      plus 3%, due on                           38,000       38,000
          demand
                                              ----------   ----------

                                              1,087,913    1,141,114

    Less current portion                      (296,954)    (287,765)
                                              ----------   ----------

      Notes payable, excluding              $  790,959      853,349
      current portion
                                              ==========   ==========

    Aggregate maturities of notes payable by year as of June 30, 1999, are as follows:

           Years ending June 30:
             2000                  $  296,954
             2001                      84,695
             2002                      95,177
             2003                     106,957
             2004                     120,195
             Thereafter               383,935
                                     -----------

                                   $ 1,087,913
                                     ===========

    The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

(4) Stockholders' Equity

    In connection with the merger, the Company had a contingent obligation to issue 4,000,000 shares of common stock to former REAADS stockholders. The contingent shares were issuable upon the occurrence of the following events: (i) the conversion of one or more shares of the Company's authorized but unissued Series A 5% convertible preferred stock to common stock or the exercise of one or more common stock purchase warrants issued in connection with the Series A Preferred Stock, in which case the maximum number of contingent shares issuable was 2,000,000 shares, (ii) November 23, 1998, if as of such date the Company has sold less than $1,000,000 of Series A Preferred Stock, in which case the maximum number of contingent shares issuable was 4,000,000 shares less (a) the number of shares of common stock issuable upon conversion of all then outstanding Series A preferred stock and exercise of all preferred stock less (b) four times the dollar amount of Series A preferred stock sold by the Company as of such date. The contingent shares were issuable to the former stockholders of REAADS without payment of additional consideration. On November 23, 1998, the Company had not sold any Series A Preferred Stock. Accordingly, 4,000,000 common shares were issued November 30, 1998.

    Effective with the purchase of Gray Wolf, 3,872,235 shares of Corgenix common stock were issued at a weighted average price of $.2532 per share. Proceeds of $881,884 were recorded net of commissions and expenses. An additional 77,765 shares of Corgenix common stock were subscribed, and a subscription receivable was recorded of $25,651 as of June 30, 1998. Payment for the subscription was received in July 1998 and the shares were issued in July 1998.

(5) Stock Compensation and Stock Purchase Plan

    Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The plan is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the beginning (grant date) and end (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregately 5% or more of the total combined voting power or value of all classes of stock. A total of 500,00 common shares were registered under an S-8 filing, a portion of which are available for purchase under the plan. There were 10,322 shares issued under the plan during fiscal year 1999. Compensation expense is recognized for the fair value of the employee's purchase rights. The weighted-average fair value of those purchase rights granted in fiscal year 1999 was $.375 per share.

    Effective January 1, 1999, the Company adopted a Stock Compensation Plan to provide executive officers an opportunity to purchase shares of its common stock as a bonus or in lieu of cash compensation for services rendered. Each quarter, the officers may purchase shares of stock at the lesser of 85% of the fair value of shares on the beginning (grant date) and end (exercise date) of each quarter. The Stock Compensation Plan expires on December 31, 2000. A total of 500,000 common shares were registered under an S-8 filing, a portion of which are available for purchase under the plan. There were 334,706 shares issued under the plan during fiscal 1999. Compensation expense is recognized for the fair value of the executive officers' purchase rights. The weighted-average fair value of those purchase rights granted in fiscal year 1999 was $0.375 per share.

(6) Commitments and Contingencies

    (a) Royalty Agreement

        The Company has a royalty agreement with BioStar Medical Products, Inc. (BioStar) whereby the Company pays 5% of certain product sales, up to an aggregate of $600,000, in royalties. As of June 30, 1999, $600,000 of cumulative royalties have been paid to BioStar and no future royalty obligation exists. Royalty expense under this agreement totaled $61,000 and $92,000 for the years ended June 30, 1999 and 1998, respectively.

    (b) Leases

        The Company is obligated under various noncancelable operating and capital leases primarily for its operating facility and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Future minimum lease payments under noncancelable leases with initial or remaining terms in excess of one year as of June 30, 1999, are as follows:

                                               Capital     Operating
                                                lease        leases
                                              -----------  -----------

         Years ending June 30:
            2000                            $    5,119      133,000
            2001                                 5,119      135,000
            2002                                 3,839       11,000
                                              -----------  -----------

         Total future minimum lease payments    14,077      279,000
                                                           ===========

         Less amount representing interest      (2,891)
                                              -----------

         Present value of minimum               11,186
         lease payments

         Less current portion                   (3,483)
                                              -----------

                                            $    7,703
                                              ===========

       Rent expense totaled $96,000 and $115,000 for the years ended June 30, 1999 and 1998, respectively.

    (c) Employment Agreements

        The Company has employment agreements with certain key employees, certain of whom are also stockholders. In addition to salary and benefit provisions, these agreements include defined commitments should the employees terminate their employment with or without cause.

(7) Income Taxes

    At June 30, 1999, the Company has a net operating loss carryforward for income tax purposes of approximately $1,300,000 expiring during the period from 2006 to 2019. Research and development tax credit carryforwards approximate $200,000. The future utilization of the operating loss carryforwards or the time period in which the carryforwards may be utilized could be limited if certain historical stockholders of REAADS sell their shares within two years of the purchase of Gray Wolf.

    As of June  30,  1999,  the  Company  had a gross  deferred  tax  asset  of approximately $1,360,000 relating primarily to the Company's net operating losses and research and development credit carryforwards. A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(8) Related Party Transactions

    The Company has a consulting agreement with TransGlobal Financial Corporation (TGF), a company whose president also serves as a director of Corgenix. TGF is to provide business and financial advice in return for a monthly fee of $5,000 through May 22, 2001, plus a percentage of funds committed and available to the Company through debt or equity financing. TGF is also entitled to a transaction fee for any business combination or joint venture it represents for Corgenix. Two of Corgenix's directors were nominated by TGF for the term of the agreement unless the Company issues an aggregate of 250,000 or more shares of Series A preferred stock and warrants to purchase an aggregate of 250,000 or more shares of common stock. Thereafter, TGF is entitled to have a designated observer present at all board meetings. During the term of the agreement, the Company is required to obtain TGF's written consent prior to issuing more than 5% of any class of common or preferred stock.

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

    Amounts due from an officer are due on June 30, 2001 and do not bear interest.

(9) Concentration of Credit Risk

    The Company's customers are principally located in the United States, although it has some foreign customers. The Company has a distribution agreement with Cambridge Life Sciences plc to distribute the Company's products in Europe. The Company performs periodic credit evaluations of its customers" financial condition but generally does not require collateral for receivables.

    Chugai is the Company's largest customer, representing approximately 16% and 30% of sales in the years ended June 30, 1999 and 1998, respectively, and approximately 20% and 21% of accounts receivable at June 30, 1999 and 1998, respectively.

(10)  Fourth-Quarter Adjustments

    Year-end adjustments, which are primarily comprised of differences of inventory valuation, unrecorded liabilities for foreign sales activities, and collectibility of receivables, had a statement of operation's effect of $(193,000) impact as follows:

                                             Increase
                                             to net      Increase
                                             loss and    in net
                                             accumulated loss per
                                              deficit      share
                                             ----------  -----------

                Quarter ended September    $  (41,000)       -
                30, 1998
                Quarter ended December        (44,000)       -
                31, 1998
                Quarter ended March 31,       (68,000)     (.01)
                1999
                Quarter ended June 30,        (40,000)     (.01)
                1999
                                             ----------

                                           $ (193,000)
                                             ==========

                            SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 1999.

                                    CORGENIX MEDICAL CORPORATION




                                          By:
                                          Luis R. Lopez, M.D.
                                          Chairman and Chief Executive Officer


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                Title                Date



/s/_________________      Chairman of the Board, Chief        September 28,1999
Luis R. Lopez, M.D.       Executive Officer and Director
                          (principal executive officer)


/s/_________________      President, (principal financial     September28, 1999
Douglass T. Simpson       and accounting officer) and
                          Director


/s/_________________      Director                           September 28, 1999
Brian E. Johnson