Form 10QSB
period 1999-09-30
CORGENIX MEDICAL CORP/CO
filed 1999-11-15
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

      _    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  ACT
      OF 1934
                        For the transition period from to
                        Commission File Number 000-24541

                          CORGENIX MEDICAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

              Nevada                           93-1223466
  (State or other jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)                  No.)


                12061 Tejon Street, Westminster, Colorado 80234

         (Address of principal executive offices, including zip code)

                                (303) 457-4345

               (Issuer's telephone number, including area code)

      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares of Common Stock outstanding was 17,320,164 as of November 15, 1999.

Transitional Small Business Disclosure Format.     Yes _     No X_

                          CORGENIX MEDICAL CORPORATION


                               September 30, 1999





                                TABLE OF CONTENTS


                                                                        Page


                                     Part I


                              Financial Information


      Item 1.   Financial Statements                                      3


      Item 2.   Management's  Discussion  and Analysis of
                Financial  Condition and Results of Operations            7





                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                        15


      Item 2.   Changes in Securities and Use of Proceeds                15


      Item 3.   Defaults Upon Senior Securities                          15


      Item 4.   Submission of Matters to a Vote of Security Holders      15


      Item 5.   Other Information                                        15


      Item 6.   Exhibits and Reports on Form 8-K                         15

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                         September 30, 1999        June 30, 1999
                                            (Unaudited)
Assets

Current assets:
  Cash and cash equivalents             $        107                   15,963
  Accounts receivable, less allowance for
   doubtful accounts of $7,000               530,205                  516,182
  Note receivable
                                              27,425                   27,425
  Inventories                                512,465                  518,215
  Prepaid expenses                             1,161                      954
      Total current assets                 1,071,363                1,078,739
Equipment:
  Machinery and laboratory equipment         302,949                  302,949
  Furniture, fixtures and office equipment   255,695                  255,695
                                             558,644                  558,644
Accumulated depreciation and
amortization                                (413,234)                (399,109)
      Net equipment                          145,410                  159,535

Intangible assets:
  Patents, net of accumulated
   amortization of $664,912 and $646,987,
   respectively                              452,632                  470,557
  Goodwill, net of accumulated
   amortization of $33,611 and $36,177,
   respectively                               25,045                   25,411
                                             477,677                  495,968

Due from officer                              12,000                   12,000
Other assets                                  14,285                   14,285
      Total assets                       $ 1,720,735                1,760,527


Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of notes payable       $   270,534                  296,954
  Accounts payable                           769,098                  795,262
  Accrued payroll and related liabilities    109,629                  114,061
  Other liabilities                          101,546                  105,528
  Current portion capital lease obligation     3,910                    3,483
  Employee stock purchase plan payable         2,976                    2,984
      Total current liabilities            1,257,693                1,318,272

Notes payable, excluding current portion     768,060                  790,959
Capital lease obligation, excluding
 current portion                               6,423                    7,703

      Total liabilities                   2,032,1776                2,116,934

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
   Authorized 5,000,000 shares,
   none issued or outstanding                  --                       --
  Common stock, $0.001 par value.
   Authorized 20,000,000 shares; issued
   and outstanding 16,867,163 in September
   and 16,852,116 in June                     16,867                   16,852
  Additional paid-in capital               3,863,373                3,859,806
Accumulated deficit                       (4,191,681)              (4,233,065)
      Total stockholders' equity (deficit)  (311,441)                (356,407)

Total liabilities and stockholders'
 equity (deficit)                        $ 1,720,735                1,760,527

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                    Three Months Ended
                             September 30,      September 30,
                                 1999               1998
                           --------------------------------------
                             (Unaudited)         (Unaudited)



Net Sales                      $805,870           $548,848
Cost of Sales                   304,666            282,677
                           --------------------------------

          Gross profit          501,204            266,171

Operating expenses:
  Selling and marketing         151,686            193,278
  Research and development       99,165             97,715
  General and                   181,110            278,281
administrative
                           --------------------------------
  Total Expense                 431,961            569,274

          Operating              69,243          (303,103)
profit (loss)


Interest expense, net            27,859             24,321
                           --------------------------------



          Net income           $ 41,384         $(327,424)
(loss)


Net income (loss) per          $   0.00           $ (0.03)
share basic and
diluted

Weighted average shares      16,866,345         12,156,591
outstanding basic and
diluted


See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                     Three Months Ended
                                               September 30,    September 30,
                                                    1999           1998
                                                   ---------------------
                                                       (Unaudited)


Cash flows from operating activities:
  Net income (loss)                            $  41,384         $ (327,424)
  Adjustments to reconcile
   net income (loss) to net
   cash used by operating
   activities
    Depreciation and amortization                 32,416             37,665

    Changes in operating assets and liabilities:
            Accounts receivable                  (14,023)            54,622
            Inventories                            5,750            (11,634)
            Prepaid expenses and other assets       (207)           (12,817)
            Accounts payable                     (26,164)           171,039
            Accrued payroll and
            related liabilities                   (4,432)            10,065
            Other liabilities                     (3,982)           (67,582)
            Employee stock purchase plan payable      (8)              -
                                                  ------------------------------

            Net cash used by operating activities 30,734           (146,066)



Cash flows provided by (used
by) investing
activities -  purchase of equipment                  -              (17,371)


Cash flows from financing activities:
  Payments on notes payable                     (49,319)            (20,923)
  Payments on leases payable                       (853)               -
  Cash receipts on stock subscription                -               24,674
  Cash receipts from Employee
  stock purchase plan                             3,582                -
                                               ---------------------------------

        Net cash provided by (used by)
        financing activities                   (46,590)               3,751
                                               --------------------------------

        Net ecrease in cash and cash
        equivalents                            (15,856)            (159,686)

Cash and cash equivalents at
beginning of period                          $  15,963          $   216,314

                                               ---------------------------------

Cash and cash equivalents at
end of period                                $     107          $    56,628
                                               ---------------------------------

Supplemental disclosure -
cash paid for interest                       $  27,859          $    25,476



See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corgenix, Inc. (U.S.) and Corgenix (UK) Ltd. Corgenix (UK) was established as a United Kingdom company during 1996 to market the Company's products in Europe.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

In the opinion of the Company, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 1999 and June 30, 1999 and the results of its operations for each of the three month periods ended September 30, 1999 and 1998, and the cash flows for each of the three month periods then ended.

The operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

2.    INCOME (LOSS) PER SHARE

Basic and diluted income (loss) per share is presented based on the weighted average number of common shares outstanding during the period.

3.    INCOME TAXES

The Company recognized net income in the three months ended September 30, 1999 and a loss in the three months ended September 30, 1998. The Company has historically incurred losses, and accordingly no tax benefit is recognized as it is more likely than not that tax losses will result in a benefit to the Company.

                          CORGENIX MEDICAL CORPORATION



                     Management's Discussion and Analysis Of

                 Financial Condition and Results of Operations



      The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.


      General


      Since the Company's inception, Corgenix has been primarily involved in the research, development, manufacturing and marketing of diagnostic tests for sale to clinical laboratories. Corgenix currently markets 23 products covering autoimmune disorders, vascular diseases, bone and joint diseases and liver disease. Corgenix's products are sold in the United States through the Company's marketing and sales organization that includes direct sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.


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


      Beginning in fiscal year 1996, Corgenix added third-party OEM licensed products to its diagnostic product line. The Company currently markets products through OEM licenses from third party manufacturers and expects to expand its relationship with other companies in the future to gain access to additional products.


      Although Corgenix has experienced growth in revenues every year since 1990 except for 1997, there can be no assurance that, in the future, Corgenix will sustain revenue growth or achieve consistent profitability. Corgenix's results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products,
(iii) seasonal customer demand, (iv) whether and when Corgenix receives R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that Corgenix sells, (vi) competitive pressures on average selling prices for the products that Corgenix sells, and
(vii) changes in the mix of products that Corgenix sells.


      Results of Operations


      Three Months Ended September 30, 1999 and 1998


      Net Sales. Net sales for the three months ended September 30, 1999 were $806,000, a 46.8% increase from $549,000 in 1998. A component of net sales, gross product sales, increased 45.5% to $803,000 in 1999 from $552,000 in 1998, because of expansion of the Company's customer base in the United States, enlargement of the international distribution network, and the worldwide market launch of several new products.


      Cost of sales. Cost of sales in dollars increased to $305,000 in 1999 from $283,000 in 1998. As a percentage of sales, cost of sales decreased to 37.8% in 1999 from 51.5% in 1998 mainly reflective of increased manufacturing efficiencies and product mix. The gross profit increased 88.3% to $501,000 in 1999 from $266,000 in 1998.


      Selling and marketing. Selling and marketing expenses decreased 21.2% to $152,000 in 1999 from $193,000 in 1998, primarily due to a restructuring of the sales commission program in the U.S., and a reduction in advertising and promotional expenditures from 1998 to 1999. As a percentage of sales, selling and marketing expenses decreased to 18.9% in 1999 from 35.2% in 1998.


      Research and development. Research and development expenses increased to $99,000 in 1999 from $98,000 in 1998. No additional projects were added to the ongoing development program during the first quarter


      General and administrative. General and administrative expenses decreased 34.5% to $182,000 in 1999 from $278,000 in 1998, due in part to a reduction in legal, accounting and related costs incurred when the Company became publicly traded in 1998.


      Net profit (loss). Net profit for the first quarter in 1999 was $41,000, compared to a net loss of $327,000 in 1998.


      Liquidity and Capital Resources


      Since inception, Corgenix has financed its operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $3.9 million from sales of these securities. Corgenix has also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through September 30, 1999, Corgenix has invested $145,000, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.


      At September 30, 1999, the Company had cash of $107, a working capital deficit of $186,330, and short and long-term notes and leases payable of $1,048,927, with $274,444 due in the following twelve months and the remainder due at varying dates through February 2006.


      Management expects that cash flows from current operations will be sufficient to fund such operations at current levels. The Company is aggressively pursuing financing alternatives to provide funds for its current operations and its growth plans, which financing alternatives may involve accessing the public equity or debt markets. There can be no assurance that the Company will be able to obtain sufficient capital from such financings to offset its working capital deficits or to pursue its expansion plans

      Year 2000 Effect


           The Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. Corgenix recently reviewed all of its software for exposure to Year 2000 issues, including network and workstation software, and does not believe that such software poses significant risks associated with the Year 2000 problem. Corgenix primarily uses third-party software programs written and updated by outside firms, each of whom has stated that its software is Year 2000 compliant. To assure that all software programs can successfully work in conjunction with each other using the Company's computer hardware after the year 1999, Corgenix tested all of its software and hardware during the third quarter of 1998 using a combination of past and future dates. Such testing revealed that some of the Company's computer hardware could not correctly process dates after December 31, 1999.
The Company has updated or replacd all such equipment.

      The Company has received written assurance that all suppliers of materials considered critical are Year 2000 compliant.

      The Company has also begun the process of obtaining written assurances from the Company's material customers regarding their Year 2000 compliance. In addition, the Company has instituted a requirement that all new customers placing standing orders of the Company's products must certify in writing that they are Year 2000 compliant or provide written assurances as to the steps they are taking to become Year 2000 compliant. The Company has received written notification from customers representing greater than 90% of Company revenues that such customers are Year 2000 compliant or that they are will become Year 2000 compliant before December 31, 1999.

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

      Forward-Looking Statements and Risk Factors

      This 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-QSB, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-QSB are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct or that the Company will take any actions that may presently be planned.

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses Incurred; Future Capital Needs; Uncertainty of Additional Funding

      The Company has incurred operating losses and negative cash flow from operations for the last three fiscal years. Losses incurred by the Company since its inception have aggregated over $4.1 million, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the near future. Assuming no significant uses of cash in acquisition activities or other significant changes, the Company believes it will have sufficient cash to satisfy its funding needs for at least the next year. If the Company is not able to operate profitably and generate positive cash flows, however, it may need to raise additional capital to fund its continuing operations. If the Company needs additional financing to meet its requirements, there can be no assurance that it will be able to obtain such financing on terms satisfactory to it, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company might be required to limit its research and development activities or its selling and marketing activities, either of which could have a material adverse effect on the future of the Company's business.





      Dependence on Collaborative Relationships and Third Parties for Product Development and Commercialization

      The Company has historically entered into licensing and research and development agreements with collaborative partners, from which it derived a significant percentage of its revenues in past years. Pursuant to these agreements, the Company's collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of the Company's products. The Company will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that the Company will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements, it could experience increased capital requirements or be forced to undertake such activities at its own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by the Company in its product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair the Company's ability to deliver products on a timely basis.

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

      Risks Regarding Potential Future Acquisitions

      The Company's growth strategy includes as a material element the desire to acquire complementary companies, products or technologies. There is no assurance that the Company will be able to identify appropriate companies or technologies to be acquired, to negotiate satisfactory terms for such an acquisition, or to obtain sufficient capital to make such acquisitions. Moreover, because of limited cash resources, the Company will be unable to acquire any significant companies or technologies for cash and the Company's ability to effect acquisitions in exchange for the Company's capital stock may depend upon the market prices for the Common Stock. If the Company does complete one or more acquisitions, a number of risks arise, such as short-term negative effects on the Company's reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. The occurrence of some or all of these risks could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Limited Manufacturing Experience with Certain Products

      Although the Company has manufactured over ten million diagnostic tests based on its proprietary applications of ELISA technology, certain of the Company's diagnostic products in development or in consideration for future development, incorporate technologies with which the Company has no manufacturing experience. Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product's commercialization. There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

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


      None


Item 3.    Defaults Upon Senior Securities


      None


Item 4.    Submission of Matters to a Vote of Security Holders


      No matters were submitted to a vote of the Company's security holders during the period covered by this report.


Item 5.    Other Information


      On September 21, 1999, Alev Lewis resigned as a director of the Company. Ms. Lewis has informed the Company that her resignation was not due to a disagreement with the Company on any matter relating to the Company's operations, policies or practices.


Item 6.    Exhibits and Reports on Form 8-K


      (a)  Exhibits

Exhibit                    Description of Exhibit

Number

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

3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).


         Certificate of Designations for Series A Preferred Stock
4.1      (filed as Exhibit 4.1 to the Company's Registration
         Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

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



                                    CORGENIX MEDICAL CORPORATION

November 15, 1999                   By:   /s/ Luis R. Lopez
                                    Luis R. Lopez, M.D.
                                    Chairman and Chief Executive Officer