Form 10QSB
period 1999-12-31
CORGENIX MEDICAL CORP/CO
filed 2000-02-09
CIK 1063665

DGS-150328.1
February 8, 2000 12:41 PM

DGS-150328.1
February 8, 2000 12:41 PM

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---
      AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999


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

Check  whether  the  issuer:  (1) filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  X     No  _
               -         -

The number of shares of Common Stock outstanding was 17,394,072, as of February 1, 2000.

Transitional Small Business Disclosure Format.     Yes _     No  X
                                                                 -

                          CORGENIX MEDICAL CORPORATION

                                December 31, 1999

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

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                    December 31,   June 30,
                                       1999         1999
                                    --------------------------
                                            (unaudited)
Assets

Current assets:
  Cash and cash equivalents         $      35,144      15,963
  Accounts receivable, less               755,747     516,182
allowance for doubtful accounts of
$6,600

  Note receivable                          27,425      27,425
  Inventories                             574,394     518,215
  Prepaid expenses                         61,144         954
                                    --------------------------
            Total current assets    $   1,453,854   1,078,739

Equipment:
  Machinery and laboratory                318,728     302,949
equipment
  Furniture, fixtures and office          264,873     255,695
equipment

                                    --------------------------
                                          583,601     558,644
  Accumulated depreciation and           (434,282)   (399,109)
amortization
                                    --------------------------
          Net equipment            $      149,319     215,084

Intangible assets:
  Patents, net of accumulated             434,707     470,557
amortization of $682,837 and
$646,987 at December 31 and June 30,
1999, respectively
  Goodwill, net of accumulated             24,679      25,411
amortization of $36,909 and $36,177
at December 31 and June 30, 1999,
respectively

                                    --------------------------
                                          459,386     495,968
                                    --------------------------
Due from officer                           12,000      12,000
Other assets                               14,285      14,285
                                    --------------------------
          Total assets             $    2,088,844   1,760,527
                                    ==========================

Liabilities and Stockholders'
Equity (Deficit)
Current liabilities:
  Current portion of notes payable        315,389     296,954
  Accounts payable                        896,930     795,262
  Accrued payroll and related             121,015     114,061
liabilities

  Other liabilities                       147,366     105,528
  Current portion capital lease             4,763       3,483
obligation
  Employee stock purchase plan              2,620       2,984
payable
                                     --------------------------
          Total current liabilities $   1,488,083   1,318,272

Notes payable, excluding current          737,543     790,959
portion
Leases payable, excluding current           5,143       7,703
portion
                                     --------------------------
          Total liabilities         $   2,230,769   1,791,734

Stockholders' equity (deficit):
  Preferred stock, $0.001 par               -           -
value.  Authorized 5,000,000
shares; none issued or  outstanding

  Common stock, $0.001 par value.          17,614      16,852
Authorized 20,000,000 shares;
issued and outstanding 17,320,164 in
December and 16,852,116 shares in
June
  Additional paid-in capital            3,967,571   3,959,806
  Accumulated deficit                  (4,127,110) (4,233,065)
                                    --------------------------
     Total stockholders' equity          (141,925)   (356,407)
(deficit)
                                    --------------------------

     Total liabilities and          $   2,088,844   1,760,527
stockholders' equity (deficit)
                                    ==========================

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

-------------------------------------------------------------------------------

                        Three Months Ended                Six Months Ended
                      December 31,  December 31,    December 31, December 31,
                          1999         1998            1999        1998

                    ------------------------------------------------------------
                             (Unaudited)                      (Unaudited)



Net Sales              $ 904,753         628,959        1,710,623    1,177,807
Cost of Sales            326,701         229,422          631,367      512,099
                    ------------------------------------------------------------

   Gross Profit        $ 578,052         399,537        1,079,256      665,708

Operating expenses:
  Selling and marketing  230,602         253,387          382,288      446,665
  Research/development    60,179          96,294          159,344      194,009
  General and admin.     186,574         212,666          367,684      490,947

                     -----------------------------------------------------------
  Total Expense          477,355         562,347          909,316    1,131,621

     Operating profit   $100,697        (162,810)         169,949     (465,913)
         (loss)


Interest expense, net     36,126          22,139           63,985       46,460
                     -----------------------------------------------------------

      Net profit         $64,571        (184,949)         105,955     (512,373)
         (loss)

Net profit (loss) per      $0.00           (0.01)            0.01        (0.04)
share, basic and diluted

Weighted average      17,264,795      13,524,914       17,065,570   12,839,167
shares outstanding


See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------

                                                   Six Months Ended
                                                 December 31,  December 31,
                                                     1999       1998
                                                 ---------------------
                                                        (Unaudited)


Cash flows from operating activities:

  Net income (loss)                          $      105,955     (512,373)
  Adjustments  to  reconcile  net
  income  (loss) to net cash used
  by  operating activities:

    Depreciation and amortization                    71,755       77,113

    Changes in operating assets and liabilities:

        Accounts receivable                        (239,565)      85,560
        Inventories                                 (56,179)     (27,276)
        Prepaid expenses and other assets           (60,190)       8,623
        Accounts payable                            101,668      238,323
        Accrued payroll and related liabilities       6,954       (1,429)
        Other liabilities                            41,838       27,164
        Employee stock purchase plan payable           (364)         -
                                                   ---------------------

    Net cash used by operating activities    $      (28,128)    (104,295)
                                                   ---------------------

Cash flows used by investing activities -
        Purchase of equipment                       (24,957)   (17,371)

Cash flows from financing activities:
        Borrowings (payments),                      (36,261)   (42,365)
          net on notes payable
        Cash receipts on stock                          -       25,651
          subscription
  Cash receipts for stock                           108,527        -
                                                  ---------------------

           Net cash provided by (used by)            72,266    (16,714)
           financing activities
                                                  ---------------------

           Net decrease in cash and cash             19,181   (138,380)
           equivalents

Cash and cash equivalents at beginning       $       15,963    216,314
of period
                                                  ---------------------

Cash and cash equivalents                    $       35,144     77,934
at end of period
                                                  =====================

Supplemental disclosure -                    $       63,985      48,475
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

      In the opinion of the Company, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals and adjustments, required to present fairly the Company's financial position at December 31, 1999 and June 30, 1999, and the results of their operations for each of the three and six month periods ended December, 1999 and 1998, and the cash flows for the six month periods then ended.

      The operating results for the three months and the six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

2.    PROFIT (LOSS) PER SHARE

     Basic profit (loss) per share is presented based on the weighted average number of common shares outstanding during the period.

3.    INCOME TAXES

      The Company incurred profits in the three and six months ended December 31, 1999 and losses in the three and six months ended December 31, 1998.
Although the Company has generated profit in the current fiscal year, the Company has historically incurred losses and accordingly no tax benefit is recognized. It is not more likely than not that tax losses will result in a benefit to the Company.

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

      Results of Operations

      Three Months Ended December 31, 1999 and 1998

      Net sales. Net sales for the three months ended December 31, 1999 were $905,000, a 43.9% increase from $629,000 in 1998. A component of net sales, gross product sales, increased 55.0% to $902,000 in 1999 from $582,000 in 1998, due to product sales through the Company's expanded international distribution network, growth in sales of new products launched in 1998, and expansion of private labeling agreements with other diagnostic companies.

      Cost of sales. Cost of sales in dollars increased to $327,000 in 1999 from $229,000 in 1998 due to increased sales for the quarter and product mix. As a percentage of sales, cost of sales decreased to 36.1% in 1999 from 36.4% in 1998. Gross profit increased 44.5% to $578,000 in 1999 from $400,000 in 1998.

      Selling and marketing. Selling and marketing expenses decreased 8.7% to $231,000 in 1999 from $253,000 in 1998 because of non-recurring recruitment expenses realized in 1998. The Company expects that selling and marketing expenses will increase in the third quarter resulting from recruitment expense and operating expense of a direct sales force in the UK added in December 1999 and January 2000. As a percentage of sales, selling and marketing expenses decreased to 25.5% from 40.3% due to the increase in product sales for the quarter.

      Research and development. Research and development expenses decreased 37.5% to $60,000 in 1999 from $96,000 in 1998. The decrease was due to a credit of $43,000 in previously realized expense for outside clinical trials which were determined to be no longer necessary for the Company and which have been cancelled. Without the $43,000 credit, research and development expenses would have increased 7.3% to $103,000 in 1999 from $96,000 in 1998, a percentage increase commensurate with over all increases in operating costs.

      General and administrative. General and administrative expenses decreased 12.2% to $187,000 in 1999 from $213,000 in 1998, due to lower legal and accounting expense as seen in previous reporting periods. In addition, there was a non-recurring expense of $23,000 during the period as part of the wrap up of several consulting agreements.

      Net profit (loss). Net profit for the second quarter increased to $65,000 in 1999 from ($185,000) in 1998 as a result of increased product sales, an increase in percent gross profit, and decreases in all areas of operating expenses. Without the non-recurring credit to research and development expense, and the non-recurring consulting expense in general and administrative expense, net profit for the reporting period would have been $45,000.

      Six Months Ended December 31, 1999 and 1998

      Net sales. Net sales for the six months ended December 31, 1999 were $1,711,000, a 45.2% increase from $1,178,000 in 1998. Gross product sales increased 50.4% to $1,705,000 in 1999 from $1,134,000 in 1998, because of increased market share penetration of existing products, expansion of the Company's distribution network, and the contribution of new products launched in 1998.

      Cost of sales. Cost of sales increased to $631,000 in 1999 from $512,000 in 1998. As a percentage of sales, cost of sales decreased to 36.8% in 1999 from 43.5% in 1998. This reduction was mainly reflective of product mix. Gross profit increased 62.0% to $1,079,000 in 1999 from $666,000 in 1998.

      Selling and marketing. Selling and marketing expenses decreased 14.5% to $382,000 in 1999 from $447,000 in 1998, primarily due to recruitment expenses realized in 1998.

      Research and development. Research and development expenses decreased 18.0% to $159,000 in 1999 from $194,000 in 1998, due to the credit of expense in 1999 for clinical trials that were cancelled.

      General and administrative. General and administrative expenses decreased 25.1% to $368,000 in 1999 from $491,000 in 1998 due to lower legal and accounting expense in the period in 1999.

      Net profit (loss). Net profit for the first six months increased to $106,000 in 1999 from ($512,000) in 1998 due to increased product sales, an increase in percent gross profit, and decreases in all areas of operating expenses.

      Liquidity and Capital Resources

      Since inception, Corgenix has financed its operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $4.0 million from sales of these securities. Corgenix has also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through December 31, 1999, Corgenix has invested $149,000, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.

      At December 31, 1999, the Company had cash of $35,000, a working capital deficit of $34,000, and short and long-term notes and leases payable of $1,063,000, with $320,000 due in the following twelve months and the remainder due at varying dates through February 2006.

      Management expects that cash flows from current operations will be sufficient to fund such operations at current levels. The Company is aggressively pursuing financing alternatives to provide funds for its current operations and its growth plans including the new subsidiary, which financing alternatives may involve accessing the public equity or debt markets. There can be no assurance that the Company will be able to obtain sufficient capital from such financings to offset its working capital deficits or to pursue its expansion plans

      Year 2000 Effect

      The Company reviewed all of its software, facilities and utility service for exposure to Year 2000 issues, including network and workstation software, and did not believe that such software posed significant risks associated with the Year 2000 problem. The Company primarily uses third-party software programs written and updated by outside firms, each of whom had stated that its software was Year 2000 compliant. The Company determined that based on industry available information, some of the Company's older computer hardware would not correctly process dates after December 31, 1999. The Company updated or replaced all such equipment prior to December 31, 1999.

      Prior to December 31, 1999, the Company solicited and received written assurance that suppliers of materials considered critical were Year 2000 compliant. Prior to December 31, 1999, the Company solicited and obtained written assurances from the Company's material customers regarding their Year 2000 compliance. Prior to December 31, 1999, the Company developed and implemented a plan to provide electrical power to all refrigerators and freezers in the event that electrical power was temporarily unavailable from the utility company.

      The Company attained Year 2000 compliance in a timely manner, and there was no material impact on the Company's revenues or income. There was no loss in electrical service to the Company, and emergency switchover to backup sources for electrical power was not required. There were no perceived problems with banking, telephone, mail, data transfer or other utility or general service providers or government or private entities that had a material adverse effect on the Company.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses Incurred; Future Capital Needs; Uncertainty of Additional Funding

      The Company has incurred operating losses and negative cash flow from operations for most of its history. Losses incurred by the Company since its inception have aggregated over $XXX million, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the future. Assuming no significant uses of cash in acquisition activities or other significant changes, the Company believes it will have sufficient cash to satisfy its funding needs for at least the next year. If the Company is not able to operate profitably and generate positive cash flows, however, it may need to raise additional capital to fund its continuing operations. If the Company needs additional financing to meet its requirements, there can be no assurance that it will be able to obtain such financing on terms satisfactory to it, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, the Company might be required to limit its research and development activities or its selling and marketing activities, either of which could have a material adverse effect on the future of the Company's business.

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

      New Business Strategy

      The Company established a new wholly owned subsidiary, health-outfitters.com, Inc., in December 1999. This subsidiary will focus on sales of consumer healthcare products primarily through e-commerce using the Company's website, www.healthoutfitters.com. Neither the Company nor its current management has any experience in managing internet businesses, and the Company may not be able to successfully develop this new business. The demands of attempting to grow this new business may prevent management from devoting time and attention to the Company's traditional business, and that traditional business may decline.

      The e-commerce healthcare market is a relatively new and unproven business. Whether the Company succeeds depends upon broad acceptance of internet-based healthcare product purchasing.

      Competition in the e-commerce industry is, and is expected to remain, significant. The competitors for the new business range from development stage internet companies to divisions of larger companies. Many of these companies have financial, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market and existing relationships with customers and distributors.

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

Item 2.    Changes in Securities and Use of Proceeds

      On October 12, 1999, the Company issued to Transglobal Financial Corporation ("Transglobal") two hundred seventy two thousand, seven hundred twenty seven (272,727) restricted shares of common stock of the Company in consideration of the termination of the Consulting Agreement as specified in the Settlement Agreement (defined below).

      On October 12, 1999, the Company issued to Transition Partners Ltd. ("TPL") one hundred twenty six thousand, four hundred sixty eight (126,468) restricted shares of common stock of the Company in conversion of the past due amount of $37,940.36 due TPL for past consulting services.

Item 3.    Defaults Upon Senior Securities

      None

Item 4.    Submission of Matters to a Vote of Security Holders


      No matters were submitted to a vote of the Company's security holders during this report period.

Item 5.    Other Information

      On October 7, 1999, the Company and Transglobal agreed to terminate the Consulting Agreement dated May 22, 1998 (the "Consulting Agreement") with Transglobal and Mr. Mike Mustafoglu, a former Director of the Company ("Mr. Mustafoglu"), the President of Transglobal, and to execute a settlement agreement ("Settlement Agreement") and a general release ("General Release"). As part of the Settlement Agreement, the Company executed a note in the amount of $55,000 in favor or Transglobal in payment of unpaid consulting invoices pursuant to the Consulting Agreement; and issued to Transglobal two hundred seventy two thousand, seven hundred twenty seven (272,727) restricted shares of common stock of the Company in consideration of the termination of the Consulting Agreement as specified in the Settlement Agreement.

      On October 7, 1999, the Company agreed to issue to TPL one hundred twenty six thousand, four hundred sixty eight (126,468) restricted shares of common stock of the Company in conversion of the past due amount of $37,940.36 due TPL for past consulting services.

      On October 7, 1999, Dr. Catherine A. Fink was elected Vice President of the Company.

      In December 1999, the Company announced the formation of health-outfitters.com, Inc., a new wholly owned subsidiary which will focus on sales of consumer healthcare products primarily through e-commerce. The Company is developing a website, www.healthoutfitters.com which is expected to become active in the third fiscal quarter of the current year.

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

3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

3.3*     Articles of Incorporation of health-outfitters.com, Inc.
         dated November 16, 1999.

3.4*     Bylaws of health-outfitters.com, Inc. dated November 16,
         1999.

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

10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998, and incorporated herein by reference)

10.25*   Settlement  Agreement and General  Release dated  September
         21, 1999 with  Transglobal  Financial  Corporation  and the Company.

10.26* Promissory note dated September 21, 1999 with Transglobal Financial Corporation and the Company.

21.1* Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).

27*      Financial Data Schedule

*  Filed herewith.

----------------------------------------
      (b)  Reports on Form 8-K.

           None

                                        SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CORGENIX MEDICAL CORPORATION



February 9, 2000                    By:   /s/ Luis R. Lopez
                                    Luis R. Lopez, M.D.
                                    Chairman and Chief Executive Officer