Form 10QSB
period 2000-03-31
CORGENIX MEDICAL CORP/CO
filed 2000-05-10
CIK 1063665

DGS-150328.1
May 10, 2000 8:33 AM

DGS-150328.1
May 10, 2000 8:33 AM

                SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000


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

The number of shares of Common Stock outstanding was 17,416,562, as of May 8, 2000.

Transitional Small Business Disclosure Format.     Yes _     No  X

                          CORGENIX MEDICAL CORPORATION

                                 March 31, 2000

                                TABLE OF CONTENTS

                                                                            Page

                                     Part I

                              Financial Information

      Item 1.   Financial Statements                            3


      Item 2.   Management's  Discussion  and Analysis of Financial
                Condition and Results of Operations             7



                                     Part II

                                Other Information

      Item 1.   Legal Proceedings                               14


      Item 2.   Changes in Securities and Use of Proceeds       14


      Item 3.   Defaults Upon Senior Securities                 14


      Item 4.   Submission   of  Matters  to  a  Vote  of
                Security Holders                                14


      Item 5.   Other Information                               14


      Item 6.   Exhibits and Reports on Form 8-K                14

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

-------------------------------------------------------------------


                                      March 31,      June 30,
                                        2000           1999
                                    --------------------------
                                           (unaudited)
Assets

Current assets:
  Cash and cash equivalents         $      33,167      15,963
  Accounts receivable, less               750,145     516,182
  allowance for doubtful accounts of $7,000
  Note receivable                             -        27,425

  Inventories                             573,808     518,215
  Prepaid expenses                         47,348         954
                                    --------------------------
            Total current assets        1,404,468   1,078,739

Equipment:
  Machinery and laboratory                318,728     302,949
  equipment

  Furniture, fixtures and office          262,216     255,695
  equipment

                                    --------------------------
                                          580,944     558,644
  Accumulated depreciation and          (441,483)   (399,109)
  amortization
                                   --------------------------
            Net equipment                 139,461     159,535

Intangible assets:
  Patents, net of accumulated             416,782     470,557
   amortization of $700,762 and
   $646,987 at March 31, 2000 and June
   30, 1999, respectively

 Goodwill, net of accumulated              24,313      25,411
  amortization of $37,275 and $36,177
  at March 31, 2000 and June
  30, 1999, respectively

 Organization costs,                       75,000        -
  health-outfitters.com, Inc.       --------------------------
                                          516,095     495,968
                                    --------------------------
Due from officer                           12,000      12,000
Other assets                               18,584      14,285
                                    --------------------------
          Total assets              $   2,090,608   1,760,527
                                    ==========================

Liabilities and Stockholders'
Equity (Deficit)
Current liabilities:
  Current portion of notes payable  $    241,099     296,954
  Accounts payable                       981,221     795,262
  Accrued payroll and related            127,744     114,061
   liabilities

  Other liabilities                      142,737     105,528
  Current portion capital lease            4,766       3,483
   obligation

  Employee stock purchase plan             2,539       2,984
   payable                           --------------------------
          Total current liabilities    1,500,106   1,318,272

Notes payable, excluding current         713,415     790,959
   portion

Leases payable, excluding current          3,864       7,703
   portion

                                     -------------------------
          Total liabilities            2,217,385   2,116,934

Stockholders' deficit:
  Preferred stock, $0.001 par                -          -
   value.  Authorized 5,000,000
   shares; none issued or  outstanding

  Common stock, $0.001 par value.         17,394      16,852
   Authorized 20,000,000 shares;
   issued and outstanding 17,394,072 in
   March and 16,852,116 shares in June
  Additional paid-in capital           4.046,006   3,859,806
  Accumulated deficit                 (4,190,177) (4,233,065)
                                     -------------------------
          Total stockholders' deficit   (126,777)   (356,407)
                                     -------------------------

     Total liabilities and           $ 2,090,608   1,760,527
stockholders' deficit                =========================

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

-------------------------------------------------------------------

                            Three Months Ended     Nine Months Ended
                         March 31,    March 31,   March 31,   March 31,
                            2000        1999        2000        1999
                         --------------------------------------------
                              (Unaudited)             (Unaudited)



Net Sales                   $ 855,635   711,675   2,566,259    1,832,338
Cost of Sales                 382,931   298,768   1,014,298      819,555
                            --------------------------------------------

          Gross Profit      $ 472,704   412,907   1,551,961    1,012,783

Operating expenses:
  Selling and marketing       211,369    57,729    593,658      538,041
  Research and development    100,946   111,640    260,291      289,419
  General and Admin.          181,201   303,779    548,884      688,078
                            --------------------------------------------
  Total Expense               493,516   473,148  1,402,833    1,515,538

     Operating profit(loss) $ (20,812)  (60,241)   149,128     (502,755)



Interest expense, net          42,254    36,758    106,240      118,727
                            --------------------------------------------



     Net profit (loss)      $ (63,066)  (96,999)    42,888     (621,482)



Net profit (loss) per       $   (0.00)    (0.01)      0.00       (0.13)
share, basic and diluted

Weighted average shares    17,383,680   16,370,428  17,170,836   14,013,953
outstanding


See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

-------------------------------------------------------------------

                                                  Nine Months Ended
                                                 March 31, March 31,
                                                   2000       1999
                                                 ---------------------
                                                     (Unaudited)


Cash flows from operating activities:

  Net income (loss)                        $    42,888     (609,372)
  Adjustments to reconcile net
   income (loss) to net cash used
   by operating activities:

     Depreciation and amortization              97,247      116,223
     Common stock issued for service              -          12,000
     Changes in operating assets and liabilities:
        Accounts receivable                   (206,538)     (65,097)
        Inventories                            (55,593)      26,767
        Prepaid expenses and other assets     (125,693)      16,250
        Accounts payable                       185,959      287,828
        Accrued payroll and related             13,683       65,002
         liabilities

        Other liabilities                       37,209       24,555
        Employee stock purchase plan payable      (445)        -
                                               ---------------------

    Net cash used by operating activities      (11,283)    (174,954)
                                               ---------------------

Cash flows used by investing activities -
  Purchase of equipment                        (22,300)     (15,682)

Cash flows from financing activities:

  Borrowings on notes payable                   92,918       15,996
  (Payments) on notes payable                 (228,873)     (55,984)
  Cash receipts on stock subscription             -          25,651
  Cash receipts for stock                      186,742          -
                                               ---------------------

             Net cash provided by (used by)     50,787      (14,337)
             financing activities              ---------------------

             Net increase (decrease) in cash    17,204     (204,973)
             and cash equivalents

Cash and cash equivalents
at beginning of period                     $    15,963      216,314
                                               ---------------------

Cash and cash equivalents                  $    33,167       11,341
at end of period                               =====================

Supplemental disclosure -                  $   106,240       46,975
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

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corgenix (UK) Limited (Corgenix UK) and health-outfitters.com, Inc. (health-outfitters.com). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in international markets. health-outfitters.com was incorporated in Colorado in December 1999 to market healthcare products to consumers primarily through e-commerce.

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

      In the opinion of the Company, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring accruals and adjustments, required to present fairly the Company's financial position at March 31, 2000 and June 30, 1999, and the results of their operations for each of the three and nine month periods ended March, 2000 and 1999, and the cash flows for the nine month periods then ended.

      The operating results for the three months and the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

2.    PROFIT (LOSS) PER SHARE

     Basic profit (loss) per share is presented based on the weighted average number of common shares outstanding during the period.

3.    INCOME TAXES

      The Company incurred profits in the nine months ended March 31, 2000 and losses in the three months ended March 31, 2000, and the three and nine months ended March 31, 1999. Although the Company has generated profit in the current fiscal year, the Company has historically incurred losses and accordingly no tax benefit is recognized. It is not more likely than not that tax losses will result in a benefit to the Company.

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

      Corgenix manufactures products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, Corgenix does not usually operate with a backlog.

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

      Results of Operations

      Three Months Ended March 31, 2000 and 1999


      Net  sales.  Net sales  for the three  months  ended  March 31,  2000 were
$856,000, a 20.2% increase from $712,000 in 1999. The increase was due to product sales through the Company's expanded international distribution network including the addition of a direct sales force in the UK, growth in sales of new products launched in 1998 - 1999, the addition of products from other manufacturers, and expansion of private labeling agreements with other diagnostic companies.

      Cost of sales. Cost of sales in dollars increased to $383,000 in 2000 from $299,000 in 1999 due to increased sales for the quarter and product mix. As a percentage of sales, cost of sales increased to 44.7% in 2000 from 42.0% in 1999, largely due to increased sales of products manufactured by third parties with lower gross margins Gross profit increased 14.5% to $473,000 in 2000 from $413,000 in 1999.

      Selling and marketing. Selling and marketing expenses increased to $211,000 in 2000 from $58,000 in 1999 because of increased selling and marketing expenses resulting from recruitment expense and operating expense of adding a direct sales force in the UK at the end of December 1999. In 1999, selling and marketing expenses were low due to significantly lower promotional and advertising expenses. As a percentage of sales, selling and marketing expenses decreased to 24.6% in 2000 from 8.1% in 1999.

      Research and development. Research and development expenses decreased 9.8% to $101,000 in 2000 from $112,000 in 1999. The decrease was due to lower clinical testing expenses in 2000.

      General and administrative. General and administrative expenses decreased 40.5% to $181,000 in 2000 from $304,000 in 1999, due to lower legal and accounting expense as seen in previous reporting periods.

      Net profit (loss). Net loss for the third quarter improved 35.1% to ($63,000) in 2000 from ($97,000) in 1999 as a result of increased product sales and decreases in operating expense.

      Nine Months Ended March 31, 2000 and 1999


      Net sales. Net sales for the nine months ended March 31, 2000 were $2,566,000, a 40.1% increase from $1,832,000 in 1999. The increase was due to increased market share penetration of existing products, expansion of the Company's distribution network, and the contribution of new products.

      Cost of sales. Cost of sales increased to $1,014,000 in 2000 from $820,000 in 1999. As a percentage of sales, cost of sales decreased to 39.5% in 2000 from 44.8% in 1999. This reduction was mainly reflective of product mix and efficiencies realized from larger manufacturing lot sizes. Gross profit increased 53.2% to $1,552,000 in 2000 from $1,013,000 in 1999.

      Selling and marketing. Selling and marketing expenses increased 10.4% to $594,000 in 2000 from $538,000 in 1999, primarily due to expenses associated with the addition of the UK sales force in 2000.

      Research and development. Research and development expenses decreased 10.3% to $260,000 in 2000 from $289,000 in 1999, due to the credit of expense in 2000 for clinical trials that were cancelled.

      General and administrative. General and administrative expenses decreased 20.2% to $548,000 in 2000 from $688,000 in 1999 due to lower legal and accounting expense in the period in 2000.

      Net profit (loss). Net profit for the first nine months increased to $43,000 in 2000 from ($621,000) in 1999 due to increased product sales, an increase in percent gross profit, and decreases in operating expenses.

      Liquidity and Capital Resources

      Since inception, Corgenix has financed its operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $4.1 million from sales of these securities. Corgenix has also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through March 31, 2000, Corgenix has invested $139,000, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.

      At March 31, 2000, the Company had cash of $33,000, a working capital deficit of $96,000, and short and long-term notes and leases payable of $963,000, with $246,000 due in the following twelve months and the remainder due at varying dates through February 2006.

      Management expects that cash flows from current operations will be sufficient to fund such operations at current levels. The Company is aggressively pursuing financing alternatives to provide funds for its current operations and its growth plans including health-outfitters.com and planned international expansion, which financing alternatives may involve accessing the public equity or debt markets. There can be no assurance that the Company will be able to obtain sufficient capital from such financings to offset its working capital deficits or to pursue its expansion plans

      Forward-Looking Statements and Risk Factors

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


      None

Item 3.    Defaults Upon Senior Securities


      None

Item 4.    Submission of Matters to a Vote of Security Holders


(a)   The Registrant's Annual Meeting of Stockholders was held on
        January 26, 2000.

(b) The following directors were elected for the ensuing year at the Annual Meeting: Luis R. Lopez, M.D., Douglass T.
        Simpson, Brian E. Johnson.

(c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

1.    The election of Luis R. Lopez, M.D., as a director:
             11,957,636 votes for; 0 votes against; 1,134,687
             votes withheld; 4,227,841 non-votes.

2.    The election of Douglass T. Simpson as a director:
             11,959,636 votes for; 0 votes against; 1,132,687
             votes withheld; 0 abstentions; 4,227,841 non-votes.

3.    The election of Brian E. Johnson as a director: 11,959,636 votes for; 0 votes against; 1,132,687 votes withheld; 0 abstentions; 4,227,841 non-votes.

4.    Approval of the Corgenix 1999 Incentive Stock Plan:
             12,678,590 votes for; 337,843 votes against; 0 votes withheld; 75,890 abstentions; 4,227,841 non-votes.

5.    Approval of the Employee Stock Purchase Plan: 12,622,474
             votes for; 252,785 votes against; 151,780 votes withheld; 65,284 abstentions; 4,227,841 non-votes.

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

3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

3.3

         Articles of Incorporation of health-outfitters.com, Inc.
3.4      dated November 16, 1999.

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

10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998, and incorporated herein by reference)

10.25 Settlement Agreement and General Release dated September 21, 1999 with Transglobal Financial Corporation and the Company.

10.26 Promissory note dated September 21, 1999 with Transglobal Financial Corporation and the Company.

21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).

27       Financial Data Schedule

*  Filed herewith.

----------------------------------------
      (b)  Reports on Form 8-K.

           None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CORGENIX MEDICAL CORPORATION



May 10, 2000                        By:   /s/ Luis R. Lopez
                                    Luis R. Lopez, M.D.
                                    Chairman and Chief Executive Officer