Form 10KSB
period 2000-06-30
CORGENIX MEDICAL CORP/CO
filed 2000-10-02
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ------------------

                          ------------------
                                   Form 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2000

|_|   TRANSITION   REPORT   UNDER   SECTION  13  OR  15(d)  OF  THE
      SECURITIES ACT OF 1934
                 For the transition period from to

                        Commission File Number 000-24541
                          ------------------

                          ------------------
                   CORGENIX MEDICAL CORPORATION
          (Name of Small Business Issuer in its charter)

----------------------------------------------------------------------
              Nevada                           93-1223466
----------------------------------------------------------------------
----------------------------------------------------------------------
  (State or other jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)                  No.)
----------------------------------------------------------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were:
$3,544,953

The aggregate market value of the voting stock held by non-affiliates of the issuer was $3,171,941 as of September 19, 2000.

The number of shares of Common Stock outstanding was 17,424,584 as of September 19, 2000.

Transitional   Small  Business   Disclosure   Format.  Yes  |_|  No
|X|

                DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Items 9, 10 and 11 of Part III are incorporated by reference from the definitive proxy statement of Corgenix Medical Corporation to be filed within 120 days after June 30, 2000.

                                     PART I

Item 1.  Description of Business.

      Certain terms used herein are defined in the Glossary that follows at the end of this Part.

Company Overview

       Corgenix Medical Corporation ("Corgenix" or the "Company") is engaged in two principal areas of the healthcare products business:

o The research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention (the "Professional Products Business"). We currently sell 140 (the "Professional Products") Professional Products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions; and
o The sale and distribution of healthcare and related products (the "Consumer Products") to consumers via e-commerce (the "Consumer Healthcare Business"). In the fiscal year ended June 30, 2000, sales of Consumer Products were not significant, in the financial performance of the Company. We did progress significantly in the development stage of the e-commerce site, www.healthoutfitters.com, which is projected to open during the fiscal year ending June 30, 2001.

      Our corporate office is located in Westminster, Colorado. The Company was established in May 1998 resulting from a merger (the "Merger") between REAADS Medical Products, Inc., ("REAADS") a Delaware Corporation, and Gray Wolf Technologies, Inc., ("Gray Wolf") a Nevada corporation. Prior to May 22, 1998, our business was conducted by and under the name of REAADS Medical Products, Inc. We have three wholly-owned operating subsidiaries:

o       Corgenix,  Inc.,  ("Corgenix,   Inc.")  (formerly  REAADS),
        established in 1990 and located in  Westminster,  Colorado.
        Corgenix,  Inc.  is  responsible  for sales  and  marketing activities  for North America and Japan,  and also conducts product  development,  product support,  regulatory affairs and product manufacturing of the Professional Products.
o Corgenix (UK) Ltd., ("Corgenix UK"), incorporated in the United Kingdom in 1996 as REAADS Bio-Medical Products (UK) Limited ("REAADS UK"), and
        is  located  in   Peterborough,   England.   Corgenix   UK  manages  our
        international sales and marketing activities except for distribution in North America and Japan which is under the responsibility of Corgenix, Inc.
o       Health-outfitters.com,  Inc.,  ("health-outfitters.com"),   a
        Colorado  corporation  established  in 1999, and located in
        Westminster,  Colorado.  Health-outfitters.com  manages our
        Consumer   Healthcare   Business.   The  business  was  not
        operational at June 30, 2000.


The Professional Products Business

      Introduction

      Our Professional Products Business is managed by Corgenix, Inc. and Corgenix UK, and includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We sell 140 Professional Products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions. Some of these are products which we have developed and which we manufacture at our Colorado facility, and others are products which we purchase from other healthcare manufacturers ("OEM" products). All of these products are used in clinical laboratories for the diagnosis and/or monitoring of five important areas of health care:

o Autoimmune disease and Antiphospholipid antibody testing (diseases in which an individual creates antibodies to one's self, for example systemic lupus erythematosus ("SLE") and rheumatoid arthritis ("RA"));

o Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion);

o       Infectious  diseases  (diseases  caused by certain  bacterial
        and   other   microorganisms),   for   example   gonorrhea,
        mononucleosis and herpes;

o       Liver diseases  (cirrhosis and transplanted organ rejection);
        and

o       Miscellaneous  testing  (pregnancy,   fecal  occult  blood  and  related
        products).

      In addition to our current Professional Products, we are actively developing new laboratory tests in other important diagnostic testing areas. See "-- Other Strategic Relationships." In this connection, we manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as Chugai Diagnostics Science ("Chugai"), a wholly owned subsidiary of Chugai Pharmaceuticals Co., Ltd. ("Chugai Pharma"), which owns approximately 5.3% of the Common Stock of the Company. See "-- Chugai Strategic Relationship."


      Most of our products are based on our patented and proprietary application of Enzyme Linked ImmunoSorbent Assay ("ELISA") technology, a clinical testing methodology commonly used worldwide. All of our current products are based on this platform technology in a delivery format convenient for clinical testing laboratories. The delivery format ("Microplate") allows the testing of up to 96 samples per plate, and is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories. The availability and broad acceptance of ELISA Microplate products reduces entry barriers worldwide for our new products that employ this technology and delivery format. Our products are sold as "tests" that include all of the materials required to perform the test except for routine laboratory chemicals and instrumentation. A test using ELISA technology involves a series of reagent additions into the Microplate triggering a complex immunological reaction in which a resulting color occurs. The amount of color developed in the final step of the test is directly proportional to the amount of the specific marker being tested for in the patient or unknown sample. The amount of color is measured and the results calculated using laboratory instrumentation. Our technology specifies a process by which biological materials are attached to the fixed surface of a diagnostic test platform. Products developed using this unique attachment method typically demonstrate a more uniform and stable molecular configuration, providing a longer average shelf life, increased accuracy and superior specificity than the products of our competitors.

      Some of the OEM products which we obtain from other manufacturers and sell through our distribution network utilize technologies other than our patented and proprietary ELISA technology.

      Our diagnostic tests are intended to aid in the identification of the causes of illness and disease, enabling a physician to select appropriate patient therapy. Internally and through collaborative arrangements, we are developing additional products that are intended to broaden the range of applications for our existing products and to result in the introduction of new products.

      Since 1990, our sales force and distribution partners have sold over 12 million tests worldwide under the REAADS and Corgenix labels, as well as OEM products. An integral part of our strategy is to work with corporate partners to develop market opportunities and access important resources. We believe that our relationships with current and potential partners will enable us to enhance our menu of diagnostic products and accelerate our ability to penetrate the worldwide markets for new products.

      We currently use the REAADS trademarks and tradenames in the sale of the products which we manufacture. These products constitute the majority of our product sales..

      Industry Overview

      In vitro diagnostic ("IVD") testing is the process of analyzing the components of a wide variety of body fluids outside of the body to identify the presence of markers for diseases or other human health conditions. The worldwide human health IVD market consists of reference laboratory and hospital laboratory testing, testing in physician offices and the emerging over-the-counter ("OTC") market, in which testing is done at home by the consumer.

      Traditionally, diagnostic testing has been performed in large, high-volume commercial or hospital-based laboratories using instruments operated by skilled technicians. Our products in a Microplate format are designed for such instrumentation and are marketed to these types of laboratories. The instrumentation and supportive equipment required to use our ELISA tests is relatively simple, and typically is used by a laboratory for many different products.



      One of the fastest growing segments of the human health IVD market is the market for highly accurate tests that can be used logistically close to the point of patient care ("POC") (such as clinics, physician offices, homes, patient bedsides and emergency rooms) as well as in laboratories. The growth in this POC market is primarily due to pressure on health care providers to reduce the overall cost of health care as well as the availability of technology that enables health care providers to process tests on-site, rather than sending them to remote laboratories. POC testing helps to reduce overall health care delivery costs and can improve patient outcomes by enabling the primary caregiver to determine a diagnosis of the medical condition during the patient's initial visit, minimizing the time to medical intervention and reducing the need for additional patient follow-up.

      The IVD industry has undergone major consolidation over the last few years. As a result, the industry is characterized by a small number of large companies or divisions of large companies that manufacture and sell numerous diagnostic products incorporating a variety of technologies. In addition, there are many small diagnostic companies, which generally have limited resources to commercialize new products. As a result of technological fragmentation and customer support requirements, we believe that there may be a substantial competitive advantage for companies with unique and differentiated technologies that can be used to generate a broad menu of diagnostic products and that have developed successful customer support systems.

      Strategy

      Our primary objective is to apply our proprietary ELISA technology to the development and commercialization of products for use in a variety of markets. Our strategies for achieving this objective include the following:

      Apply our ELISA Technology to Additional Diagnostic Markets. We have focused our resources on development of highly accurate tests in the Microplate format for sale to clinical testing laboratories. We believe we can expand our market focus with the addition of new tests complementary to the current product line.

      Leverage Sales and Marketing Resources. We maintain a small marketing and sales organization, which is experienced in selling diagnostic tests into the laboratory market. We plan to expand this sales organization, adding distribution channels where appropriate. We will also seek to expand our product menu with more high value, quality products through internal development, acquisition or in-licensing of complementary products and technologies.

      Continue to Develop Strategic Alliances to Leverage Company Resources. We have developed, and will continue to pursue, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage our technology, expand our product menu and maximize the use of our sales force.

      Pursue Synergistic Product and/or Technology Acquisitions. We intend to proactively evaluate strategic acquisitions of companies, technologies and product lines where we identify a strategic opportunity to expand our core business while increasing revenues and earnings from these new technologies.

      Expand Line of Diagnostic Tests into Home Use. The products sold by health-outfittters.com., Inc. will include a wide range of home tests for certain diagnostic uses. We will initially sell products manufactured for us by other companies, then develop our own line of products as appropriate.

      Products and Markets

      We currently sell ELISA tests in major markets worldwide. To date, our sales force and distribution partners have sold over 12 million tests since we first received product marketing clearance from the United States Food and Drug Administration (the "FDA") for the first anti-cardiolipin antibody ("aCL") test in 1990. Many peer reviewed medical publications, abstracts and symposia have been presented on the favorable technical differentiation of our tests over competitive products.

      To extend the product offering for current product lines, and to complement our premium-priced, existing assays, we plan to add products from strategic partners. Our current product menu, commercialized under the trademarks "REAADS" and "Corgenix" includes the following:

      Autoimmune Disease Products

      Our ELISA Autoimmune Disease Product line consists of twenty-one products, including a screening test for antinuclear antibodies (ANA), and specific tests to measure antibodies to dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, histones, gliadin, ASCA, rP, centromere, mitochondria, MPO, PR3, thyroglobulin, thyroid peroxidase, nucleo, intrinsic factor and ASG-PR. We manufacture one of these products; the remainder are manufactured for us by other companies. The products are used for the diagnosis and monitoring of autoimmune diseases including RA, SLE, Mixed Connective Tissue Disease, Sjogren's Syndrome, Dermatopolymyositis and Scleroderma.

      These autoimmune disease products are formatted in the ELISA Microplate format, and are differentiated from the competition by their user convenience. Historically, diagnostic tests utilized antiquated technologies that presented significant limitations for the clinical laboratory environment, including greater labor requirements and the need for a subjective interpretation of the results. These ELISA autoimmune tests overcome these technology shortfalls, permitting a clinical laboratory to automate its tests, lowering the laboratory's labor costs as well as providing objectivity to test result interpretation.

      Antiphospholipid Antibody Testing Products

      We have nine products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2000 represented over 57% of our total product sales. These include aCL IgG, aCL IgA, aCL IgM, anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM, anti-(beta)2-Glycoprotein I ("a(beta)2GPI") IgG, a(beta)2GPI IgA, and a(beta)2GPI IgM. These tests are used in the diagnosis of SLE, antiphospholipid syndrome and thrombosis.

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

      Vascular Disease Products


      We market seven tests for vascular diseases. Four products (Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA and von Willebrand Factor Antigen ELISA) are manufactured by Corgenix, Inc., and three others (abp von Willebrand Factor Activity Test, GTI Platelet Factor 4 Test, and abp Ristocetin) are manufactured for us by other companies. These products are useful in the diagnosis of certain clotting and bleeding disorders including von Willebrand's Disease (Hemophilia B).

      Hemostasis (the normal stable condition in which there is neither excessive bleeding nor excessive clotting) is maintained in the body by the complex interaction of the endothelial cells of blood vessels, coagulation cells such as platelets, coagulation factors, lipids (cholesterol) and antibodies (autoantibodies). All play important roles in maintaining this hemostasis. In clinical situations in which an individual demonstrates excessive clotting or bleeding, a group of laboratory tests is typically performed to assess the source of the disorder using the tests that we market.

      Infectious Disease Products

      We market fifteen products for the detection and diagnosis of certain infectious disease organisms. These products are mainly sold by us in the United Kingdom, and all of the products are manufactured for us by other companies. These products include test tests for: adenovirus, helicobacter pylori (the bacteria suspected of causing ulcers), Group A streptococcus, gonorrhea, mycobacterium tuberculosis (the causative agent of tuberculosis), syphilis, cryptococcal antigen, toxoplasma, mononucleosis, cytomegalovirus, herpes, varicella zoster, Epstein Barr virus, mumps and measles.

      Liver Disease Products

      We developed and manufacture the Chugai Hyaluronic Acid ("Hyaluronic Acid" or "HA") Test in a Microplate format in collaboration with Chugai. This product is currently distributed through the Chugai distribution network in Japan, and through our United Kingdom subsidiary in the United Kingdom, and is used in the diagnosis and monitoring of certain liver diseases.

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

      Miscellaneous Products

      We market two additional testing products manufactured for us by other companies. These products are sold in the U.K. through the Corgenix UK sales force, and include tests for pregnancy and fecal occult blood.

      Technology

      Our ELISA application technology was developed to provide the clinical laboratory with a more sensitive, specific, and objective technology to measure clinically relevant antibodies in patient serum samples. High levels of these antibodies are frequently found in individuals suffering from various immunological diseases, and their serologic determination is useful not only for specific diagnosis but also for assessing disease activity and/or response to treatment. To accomplish these objectives, our current product line applies the ELISA technology in a 96-Microplate format as a delivery system. ELISA provides a solid surface to which purified antigens are attached, allowing their interaction with specific autoantibodies during incubation. This antigen-antibody interaction is then objectively measured by reading the intensity of color generated by an enzyme-conjugated secondary antibody and a chemical substrate added to the system.

      Our technology overcomes two basic problems seen in many other ELISA systems. First, the material coated onto the plate can be consistently coated without causing significant alteration of the molecular structure (which ensures maintenance of immunologic reactivity), and the stability of these coated antigens on the surface can be maintained (which provides a product shelf life acceptable for commercial purposes). Our proprietary immunoassay technology is useful in the manufacture of ELISA test tests for the detection of many analytes for the diagnosis and management of immunological diseases.

      Our technology results in products generally demonstrating performance characteristics that exceed those of competitive testing procedures. Many testing laboratories worldwide subscribe to external quality control systems or programs conducted by independent, third-party organizations. These programs typically involve the laboratory receiving unknown test samples on a routine basis, performing certain diagnostic tests on the samples, and providing results of their testing to the third party. Reports are then provided by the third party that tells the testing laboratory how it compares to other testing laboratories in the program. Several of our products are included in a third-party survey periodically conducted by an unaffiliated entity, and our products routinely demonstrate the best performance and/or reproducibility when compared to other manufacturers included in such survey.

      Our products typically require less hands-on time by laboratory personnel and provide an objective, quantitative or semi-quantitative interpretation to improve and standardize the clinical significance of results. Our proprietary technology will continue to be the mainstay for future diagnostic products. Most of the products in development will incorporate our basic technology.

      Additional technologies may be required for some of the newly identified tests, particularly for the POC business. We believe that, in additional to internal expertise, most technology and delivery system requirements are available through joint venture or licensing arrangements or through acquisition.

      Delivery Systems

      Most of our current products employ the Microplate delivery system using ELISA technology. This format is universally accepted in clinical laboratory testing and requires routine equipment currently available in most clinical labs.

      Sales and Marketing

      We currently market and sell our products to the traditional clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in the United States through contract sales representatives.

      Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Botswana, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, Mozambique, Namibia, The Netherlands, New Zealand, Norway, Paraguay, Peoples Republic of China, Peru, Portugal, San Marino, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sri Lanka, Sweden, Switzerland, Syria, Taiwan, Thailand, Turkey, the United Kingdom,
Uruguay, the Vatican State and Zimbabwe. Discussions are underway that are expected to provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets. We have also established private labeled product agreements with several United States and European companies. We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate.

      We have an active marketing and promotion program for our diagnostic testing products. We publish technical and marketing promotional materials, which we distribute to current and potential customers. We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals.

      Manufacturing

      Our manufacturing process for our products utilizes a semi-automated production line for the manufacturing, assembly and packaging of our ELISA Microplate products. Our current production capacity is 10,000 tests per day with a single eight-hour shift. Since 1990, we have successfully produced over 12 million tests in our Westminster, Colorado facility, and we expect that current manufacturing facilities will be sufficient to meet expected customer demand for the foreseeable future.

      Our manufacturing operations are fully integrated and consist of raw material purification, reagent and Microplate processing, filling, labeling, packaging and distribution. We have considerable experience in manufacturing our products using our proprietary technology. We expect increases in the demand for our products and have prepared plans to increase our manufacturing capability while remaining in compliance with regulatory requirements at acceptable costs to meet that increased demand, and are in the process of implementation. We also maintain an ongoing investigation of scale-up opportunities for manufacturing to meet future requirements. We anticipate that production costs will decline as more products are added to the product menu in the future, permitting us to achieve greater economies of scale as higher volumes are attained. We have registered our facility with the FDA and we operate in compliance with the FDA Quality System Regulations ("QSR") requirements for our products.

      In April 1999, we received ISO 9001: 1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization (ISO) to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in our commitment to maintain excellence. We received re-certification in November 1999, and are scheduled for an annual re-certification inspection in November 2000.

      Our manufacturing process starts with the qualification of raw materials. The microplates are then coated and bulk solutions prepared. The components and the microplates are checked for ability to meet pre-established specifications by our quality control department. If required, adjustments in the bulk solutions are made to provide optimal performance and lot-to-lot consistency. The bulk solutions are then dispensed and packaged into planned component configurations. The final packaging step in the manufacturing process includes kit assembly, where all materials are packaged into finished product. The finished kit undergoes one final performance test by our quality control department. Before product release for sale, our Quality Assurance department must verify that all quality control testing and manufacturing processes have been completed, documented and have met all performance specifications.

      The majority of raw materials and purchased components used to manufacture our products are readily available. We have established good working relationships with primary vendors, particularly those that supply unique or critical components for our products. We mitigate the risk of a loss of supply by maintaining a sufficient supply of antibodies and critical components to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for all critical raw materials and believe that we can substitute a new supplier with regard to any of these components in a timely manner. However, there can be no assurances that we will be able to substitute a new supplier in a timely manner, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

      A significant percentage of our product revenues are derived from sales outside of the United States. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we have obtained ISO certification and expect to receive a "CE" mark certification, an international symbol of quality and compliance with applicable European medical device directives for certain of our products once the European directive for in vitro diagnostic products has been finalized.

      Since 1990, we have entered into several contract manufacturing agreements with other companies whereby we manufacture specific products for the partner company. We expect to continue investigating and evaluating opportunities for additional agreements.


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

      Equity Ownership. In 1993, Chugai Pharma purchased common stock of REAADS, and at September 1, 2000, owned approximately 5.3% of the Common Stock. Under the terms of the September 1, 1993 stock purchase agreement, Chugai has certain rights, including antidilution rights and rights to a board seat on the Corgenix Board of Directors.

      Distribution of Corgenix Products. In 1993, Corgenix and Chugai executed a distribution agreement (the "Japanese Distribution Agreement") whereby Corgenix granted to Chugai certain distribution rights in Japan of Corgenix products. The distribution rights provide Chugai with non-exclusive rights for certain then existing Corgenix products, and exclusive rights for all future Corgenix products. The initial term of the Japanese Distribution Agreement was for 7 years, expiring August 26, 2000 with successive one-year extension options. It has been extended until August 26, 2001.

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

      Manufacturing of Corgenix Products. In 1994, Corgenix and Chugai executed a manufacturing agreement (the "HA Manufacturing Agreement") whereby Corgenix has the exclusive right to manufacture the HA product for Chugai for sale in Japan. Corgenix began the manufacture of the HA product in 1995 and sales of the product were initiated in Japan by Chugai. The HA Manufacturing Agreement has been amended several times, and Corgenix now manufactures the HA product for other distribution outlets to be designated by Chugai. In 1997, sales of the HA product began in the United Kingdom through Corgenix's sales and distribution channels. In 1995, Corgenix and Chugai executed a letter of agreement whereby Chugai agreed, under certain conditions, to reimburse Corgenix for the purchase of certain pieces of equipment required for HA manufacturing.

      HA Product Distribution. In 1997, Corgenix and Chugai executed a distribution agreement (the "UK Agreement") whereby Corgenix was granted exclusive distribution rights for the Chugai HA product in the United Kingdom. The UK Agreement was initially for a two-year period which expired November 17, 1999, with one-year extension rights. The UK Agreement was amended on January 3, 2000. The UK Agreement establishes certain minimum sales target requirements for Corgenix, and provides early cancellation rights to Chugai if Corgenix does not meet annual sales targets. The UK Agreement is the only international distribution right granted by Chugai.

      Other Strategic Relationships

      In addition to the Chugai strategic relationship, an integral part of our strategy has been and will continue to be entering into other strategic alliances as a means of accessing unique technologies or resources or developing specific markets. The primary aspects of our corporate partnering strategy with Chugai and other strategic affiliations include:

      o    Companies   that   are   interested   in   co-developing
           diagnostic tests that use our technology;

      o    Companies with complementary technologies;

      o Companies with complementary products and novel disease markers; and/or

      o Companies with access to distribution channels that supplement our existing distribution channels.

      In furtherance of the foregoing strategies, we have established strategic relationships with the following companies in addition to Chugai:

      Cambridge Life Sciences. Cambridge, a division of Byk Gulden and located in Cambridge, United Kingdom, is a leading manufacturer of immunology and microbiology diagnostic tests. In 1993, we entered into an agreement with Cambridge by which we provide to Cambridge certain products that are sold worldwide under the Cambridge label. These products are primarily sold in the United Kingdom, and in the remainder of Europe. We also distribute several products manufactured by Cambridge through our distribution network.

      Helena Laboratories Corporation. Helena, a privately held company located in Beaumont, Texas, is one of the world market leaders in clinical electrophoresis instrumentation and technology. In 1993, we entered into a development and manufacturing agreement with Helena pursuant to which we developed a series of vascular disease products for joint distribution. Three of these received FDA clearance in 1997 and one in 1999. We manufacture these products for worldwide distribution through both the Helena network and our network. Pursuant to the agreement, Helena has the right to incorporate several of our current products and technology (both those jointly developed and also other of our products) into a proprietary Helena instrumentation for sale to hospitals and clinical laboratories.

      American Biochemical & Pharmaceutical Corporation. abp is a privately held company located in Marlton, New Jersey that sells a line of diagnostic products in coagulation and vascular medicine. In June 1998, we became a non-exclusive distributor of abp's von Willebrand Factor Activity in the United States. We distribute this product under our label through our distribution network, primarily in the United States. This product complements our expanding line of vascular disease products. The initial term of the distribution arrangement with abp will expire in June 2001 and it may be renewed at our election for additional successive one-year terms. abp also sells this test under our label through its distribution network. Under the terms of a separate distribution agreement, abp will sell our von Willebrand Factor Antigen, Protein C, Protein S and Monoclonal Free Protein S products worldwide under the Corgenix label through their distribution network.

      GTI, Inc. GTI is a privately held company located in Brookfield, Wisconsin that manufactures ELISA diagnostic products. In April 1998, we signed an agreement with GTI by which we became a non-exclusive distributor of GTI's Platelet Factor 4 ELISA test kit in the United States. The initial term of the agreement was one year and has been renewed at our option. This product is also part of our vascular disease product strategy.

      We have established OEM agreements with several international diagnostic companies. Under these agreements, we manufacture selected products under the partner's label for worldwide distribution.

      Research and Development

      We direct our research and development efforts towards development of new products on our proprietary platform ELISA technology in the Microplate format, as well as applying our technology to automated laboratory testing systems and to a rapid test format to address operator ease-of-use and expand our market opportunities. In that regard, we have organized our research and development effort into three major areas: (i) new product development, (ii) technology assessment, and (iii) technical and product support.

      Our technical staff evaluates the performance of reagents (prepared internally or purchased commercially), creates working prototypes of potential products, performs internal studies, participates in clinical trials, produces pilot lots of new products, produces a validated method that can be consistently manufactured, creates documentation required for manufacturing and testing of new products, and works closely with our quality assurance department to satisfy regulatory requirements and support regulatory clearance. They are responsible for assessing the performance of new technologies along with determining the technical feasibility of market introduction, and investigating the patent / license issues associated with new technologies.

      Our technical staff is responsible for supporting current products on the market through scientific investigation, and are responsible for design transfer to manufacturing of all new products developed. They assess the performance and validate all externally-sourced products.

      The technical staff includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. We maintain facilities to support our development efforts at the Westminster, Colorado headquarters. This group includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. Group leaders are also skilled in planning and project management under FDA-mandated design control. See "-- Regulation."

      Products and Technology in Development

      We intend to expand our product menu through internal development, development in collaboration with strategic partners and acquisition or licensing of new products and technologies. We are currently working with partners to develop additional tests to supplement the existing product lines. The following summarizes our current product and technology development programs:

      Antiphospholipid Antibody Testing Products

      We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. In the fiscal year ended June 30, 1999, we developed three new antiphospholipid products which are more specific for thrombosis and the antiphospholipid syndrome when incorporated with the conventional aCL and aPS tests, and are configured for sale to hospital based and free-standing independent laboratories. Filing of the 510(k) applications for the new tests was completed and one of the products, anti-phosphatidylserine IgA, was cleared by the FDA in April 2000. Two additional products in this area are still in the application process and clearance by the FDA is expected in the fiscal year ending June 30, 2001. An additional product in this area is in final stages of development, and we expect to file an application with the FDA in 2000-2001. See "-- Regulation."

      Automated Laboratory Testing Systems

      We believe that the application of our proprietary ELISA technology to automated laboratory testing systems will significantly expand the hospital and specialized laboratory market opportunity through OEM partnerships and direct sales to high volume testing laboratories. We have several such development programs pending with strategic partners.

      Rapid Test Delivery System

      We believe that development of a rapid test delivery technology could significantly expand our market opportunity. This technology would allow the introduction of next generation products, which will require a substantially shorter period to develop, test and submit for regulatory approval. We expect to add several diagnostic products manufactured for us by other companies to the product offerings of health-outfitters.com, and are investigating opportunities to develop this technology internally. If adopted, products targeted for development and internal manufacturing include pregnancy, diagnosis of certain infectious diseases, and tests to measure cardiac markers.

      Competition


      Competition in the human medical diagnostics industry is significant. Our competitors range from development stage diagnostics companies to major domestic and international pharmaceutical companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than we do. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors. The diagnostics industry continues to experience significant consolidation in which many of the large domestic and international healthcare companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. However, competition in diagnostic medicine is highly fragmented, with no company holding a dominant position in autoimmune or vascular diseases. There can be no assurance that new, superior technologies will not be introduced that could be directly competitive with or superior to our technologies.

      Our competitors include Inova Diagnostics, Inc., DIASORIN, Pharmacia Upjohn, Diagnostica Stago, American Bioproducts, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Organon Teknika, Helix Diagnostics, Hemagen Diagnostics, Sigma Diagnostics and Diamedix Corporation. Some of these companies are larger than we are and have substantial resources and market presence. We compete against these companies on the basis of product performance and customer service.

      Patents, Trade Secrets and Trademarks

      We have built a strong patent and intellectual property position around our proprietary application of ELISA technology. We hold five United States patents that expire beginning in 2004 and ending in 2010. We have no pending patent applications. The Hyaluronic Acid product is protected by U.S., Japanese and European patents held by Chugai. As part of the agreement with Chugai, we have a license to use the Chugai patents to manufacture this product.

      Patent applications in the United States are maintained in secrecy until patents issue. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. See "Part II. Item 6. Management's Discussion and Analysis -- Forward-Looking Statements and Risk Factors -- Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

      We have registered our trademark "REAADS" on the principal federal trademark register and with the trademark registries in many countries of the world. This trademark is eligible for renewal in 2006 and will expire in 2007. An allowance for the trademark "Corgenix" was received September 2000.

      Were appropriate, we intend to obtain patent protection for our products and processes. We also rely on trade secrets and proprietary know-how in our manufacturing processes. We require each of our employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not be disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived of by an employee shall be the exclusive property of the Company.

      The majority of our product sales, approximately 70%, for the fiscal year end June 30, 2000, where products which utilized our proprietary technology.

      Regulation

      The testing, manufacturing and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and foreign regulatory agencies. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices, which includes diagnostic products. We are restricted from marketing or selling diagnostic products in the United States until clearance is received from the FDA. In addition, various foreign countries in which our products are or may be sold impose local regulatory requirements. The preparation and filing of documentation for FDA and foreign regulatory review can be a lengthy, expensive and uncertain process.

      In the United States, medical devices are classified by the FDA into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to ensure their safety and effectiveness in a reasonable manner. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to QSR requirements). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices). All of our current products and products under development are or are expected to be classified as Class I or Class II devices.

      Before a new device can be introduced in the market, we must obtain FDA clearance or approval through either clearance of a 510(k) premarket notification or approval of a product marketing approval ("PMA") application, which is a more extensive and costly application. All of our products have been cleared using a 510(k) application, and we expect that most, if not all, future products will also qualify for clearance using a 510(k) application.

      It generally takes up to 90 days from submission to obtain 510(k) premarket clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. See "Part II. Item 6.
Management's Discussion and Analysis -- Forward-Looking Statements and Risk Factors -- Governmental Regulation of Diagnostic Products."

      Our customers using diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Information Act of 1988 (the "CLIA"). The CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: "waived," "moderately complex" and "highly complex." Our current ELISA tests are categorized as "moderately complex" tests for clinical use in the United States. Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the United States Health Care Financing Administration ("HCFA"). There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA will not have an adverse impact on the potential market for our future products.

      We are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not incur significant costs to comply with laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

      Reimbursement

      Currently our largest market segment is the hospital based and free standing independent laboratory market in the United States. Payment for testing in this segment is largely based on third party payor reimbursement. The laboratory that performs the test will submit an invoice to the patient's insurance provider (or the patient if not covered by a program). Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology ("CPT") code by the American Medical Association. Each CPT code is then assigned a reimbursement level by HCFA. Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by HCFA.


The Consumer Healthcare Business

      Introduction

      health-outfitters.com, Inc. is an Internet-based consumer healthcare business projected to be launched in the fiscal year ending June 30, 2001. The website, www.healthoutfitters.com, is expected to be a consumer-focused interactive site including:

|X|   an  extensive  and  expanding   line  of   healthcare-related
        products  available for  convenient  purchase and delivery;
        and

|X| links to a vast array of healthcare information such as acute ailments, chronic illnesses, nutrition, fitness and wellness, medical databases, publications and medical or health related news.

      The website will be designed to provide easy access to health related information for the customer. Our mission is to establish health-outfitters.com as a premier source of consumer healthcare product and information needs via the Internet (the global computer network). The site will be designed to promote independent healthy living - featuring medical and health information, home diagnostics and nutritional supplements, fitness enhancing products, mobility aids, home accessories and convenience products to empower individuals to lead more productive lives. By providing all of these components in one extensive site, we expect health-outfitters.com to be the consumer's best choice to supply all their healthcare needs.

      We intend to develop a high degree of brand recognition, drive high volumes of traffic to www.healthoutfitters.com, and acquire and distribute relevant health information. We expect to expand the network by establishing relationships with companies and organizations providing healthcare products and services, as well as those which have the ability to direct large numbers of users to www.healthoutfitters.com. We expect to create a trusted brand on which consumers will rely for their healthcare needs.

      Industry Overview

      Healthcare is the largest segment of the U.S. economy, representing an annual expenditure exceeding $1.0 trillion. Industry analysts expect that an increasing percentage of health-related expenditures will be made on-line as the e-commerce activity in this segment of the economy increases. Accordingly, companies such as health-outfitters.com that establish a clear brand identity as a trusted source of on-line consumer healthcare products, services and information could have a significant opportunity to capitalize on these revenue sources.

      The Internet has become an important alternative to traditional marketing and sales channels. Advertisers can target very specific demographic groups; on-line merchants can reach a vast audience, operating with lower costs and greater economy of scale. Consumers gain greater selections, lower prices and heightened convenience, compared to conventional retailing. We believe that all participants in the healthcare industry will benefit from the Internet because of its unique attributes as an open, low-cost and flexible technology for the execution of electronic transactions and exchange of information.

      Strategy

      The business strategy of health-outfitters.com will incorporate the following key elements:

|X| establish and aggressively promote the health-outfitters.com brand;

|X|     build  the  www.healthoutfitters.com   site  and  attract  an
        increasingly large audience of consumers by using targeted advertising;

|X| offer the most extensive line of unique healthcare related products available on the Internet, with the products coming from high quality vendors;

|X| build an efficient and responsive customer service, order fulfillment and distribution function to support sales growth while generating a high degree of user loyalty;

|X|     maintain   competitive   pricing   via  direct   shipping  to
        customers by suppliers while maximizing gross margin and earnings;

|X| provide an attractive and informative website to deliver advertising in a highly targeted manner and draw a large number of advertisers who desire to reach the selected users; and

|X|     implement a profitable e-commerce business model.

      We intend to continually develop additional distribution relationships with retailers, manufacturers and other providers to offer healthcare products and services. We expect to partner with our vendors for shared advertising dollars. Vendors will feature their products, and wherever possible, health-outfitters.com will be listed as the premier Internet source from which to purchase their products. We will feature regular specials on products, and www.healthoutfitters.com will provide information on specific healthcare topics relevant to the products.

      Products

      We intend to make the following types of products available through health-outfitters.com: Home Diagnostics (pregnancy and fertility, drugs of abuse, infectious diseases); Nutritionals and Nutraceuticals (health foods, vitamin supplements, herbal medicines); Home Medical Products including, Wound Care (first aid tests, pressure relief, dressings); Aids to Daily Living (bath safety, dressing aids, eating accessories); Durable Medical Equipment (wheelchairs, seating and positioning systems, rehabilitation products); Sports & Fitness Products (sports medicine and fitness equipment); and Veterinary Accessories (diagnostics and pet accessories).

      Competition

      Although there are other websites that sell selected healthcare products, most are limited to a single market area and do not combine the variety of products expected to be offered by health-outfitters.com. Many of the manufacturers themselves also have websites that advertise and sell product directly to consumers. The advantage over these sites is that health-outfitters.com is expected to offer a vast selection of unique products, giving the customer the advantage of choosing products from different manufacturers and the ability to bundle into a single purchase. This is convenient not only because of time restraints and billing ease, but also it allows for comparison shopping and gives the customer more buying power through volume discounts.

      Customer Experience

      Establishing, retaining, and increasing a satisfied customer base demands a superior customer experience. Today's on-line shopper is looking for the most convenient means of acquiring the goods and services needed to suit their personal needs. The site must provide ease of use, accessibility and overall value to exceed a variety of consumers' expectations. We intend to implement several features to ensure this process.

      We plan to design the site with speed and convenience as top priority, providing quick, intuitive and easy navigation. We intend to provide obvious starting points and clear paths to all segments of the site will be provided, allowing the first time visitor the ability to easily browse or the experienced shopper the option of proceeding directly to product categories for quick purchases. We plan to offer health and medical information along with recommendations of the best choices of products to fulfill the customer's needs.


      Employees

      As of September 20, 2000, we employed 34 employees, 32 full time and 2 part-time. Of these, 6 hold advanced scientific or medical degrees. None of Corgenix's employees is covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.


Item 2.  Description of Property.

      We currently lease approximately 12,000 square feet of space in one building in Westminster, Colorado, which is used for our administrative offices, research and development facilities and manufacturing operations. The lease expires May 30, 2001 with renewal options. We also lease approximately 1,400 square feet of office space in Peterborough, Cambridgeshire, United Kingdom under a lease that expires September 25, 2001. We believe that suitable additional or alternative space will be available on commercially reasonable terms as needed, but that our existing facilities will be sufficient for our operational purposes through the end of the leases.

Item 3.  Legal Proceedings

      We are not a party to any material litigation or legal proceedings.


                                    GLOSSARY

      antibody -- a protein produced by the body in response to contact with an antigen, and having the specific capacity of neutralizing, hence creating immunity to, the antigen.

      anti-cardiolipin antibodies (aCL) -- a class of antiphospholipid antibody which reacts with a negatively-charged phospholipid called cardiolipin or a phospholipid-cofactor complex; frequently found in patients with SLE and other autoimmune diseases; also reported to be significantly associated with the presence of both arterial and venous thrombosis, thrombocytopenia, and recurrent fetal loss.

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

      assay-- a laboratory test; to examine or subject to analysis.

      autoantibody -- an antibody with specific reactivity against a component substance of the body in which it is produced; a disease marker.

      autoimmune diseases -- a group of diseases resulting from reaction of the immune system against self components.

      beta 2 glycoprotein I ((beta)2GPI) -- a serum protein (cofactor) that participates in the binding of antiphospholipid antibodies.

      coagulation-- the process by which blood clots.

      cofactor  --  a  serum  protein  that   participates  in  the  binding  of
antiphospholipid antibodies, for example (beta)2GPI.

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

      in vivo-- occurring within the living organism.

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

      systemic lupus erythematosus (SLE) -- a usually chronic disease of unknown cause, characterized by red, scaly patches on the skin that tend to produce scars, frequently affecting connective tissue and involving the kidneys, spleen, etc.

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

      vascular-- of or pertaining to blood vessels.

      von Willebrand's Factor (vWF) -- normal blood protein that regulates hemostasis; decreased levels lead to abnormal bleeding and increased levels may produce thrombosis.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The Common Stock is currently traded on the OTC Bulletin Board (R) under the symbol "COGX". From February 27, 1998 until the Merger on May 22, 1998, the Common Stock was quoted on the OTC Bulletin Board (R) under the symbol "GRWT." On September 19, 2000, the last bid price of the Common Stock on the OTC Bulletin Board (R) as reported by the OTC Bulletin Board (R) was $0.22.

      The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock as reported on the OTC Bulletin Board (R). The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


      Year Ended June 30, 1999                      High      Low

           First Quarter                            $0.28     $0.16
           Second Quarter                           $0.70     $0.19
           Third Quarter                            $0.59     $0.38
           Fourth Quarter                           $0.41     $0.18

      Year Ended June 30, 2000

           First Quarter                            $0.28     $0.13
           Second Quarter                           $0.25     $0.09
           Third Quarter                            $0.72     $0.19
           Fourth Quarter                           $0.50     $0.22

      On September 19, 2000, there were approximately 138 holders of record of the Common Stock.

      To date, we have not paid any dividends on our Common Stock, and the Board of Directors of the Company does not currently intend to declare cash dividends on the Common Stock. We instead intend to retain earnings, if any, to support the growth of the Company's business. Any future cash dividends would depend on future earnings, capital requirements and the Company's financial condition and other factors deemed relevant by the Board of Directors. We are restricted from paying dividends on the Common Stock under the terms of a promissory note in favor of Vectra Bank ("Vectra") without the consent of Vectra.

      Stock Issuance

      In October 1999, we issued in two transactions a total of 399,195 shares of Common Stock at an average price of $0.245 per share to Transglobal Financial Corporation and Transition Partners, Ltd. This issuance was made in satisfaction of payables of $97,940.36 to the two firms for past financial consulting services to the Company. These sales were made to accredited investors in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      On October 21, 1999,  we issued 20,000 shares of common stock to Mr. Brian
E. Johnson, a director of the Company, in compensation of his services to the Company.



      Issuance of Warrants


      On June 1, 2000, we issued warrants to purchase 29,347 shares of common stock of Corgenix to Taryn G. Reynolds, a Vice President of the Company. The warrants were issued to Mr. Reynolds in connection with a $16,000 loan Mr. Reynolds made to the Company on February 5, 1999. The warrants are exercisable anytime prior to June 1, 2008, at an exercise price of $0.13673 per share. This sale was made to an accredited investor in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.



Item  6.   Management's   Discussion   and   Analysis  or  Plan  of
Operation.

      The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

      General

      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 140 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries of the world through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

      We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, we do not operate with a backlog.

      Except for the fiscal year ending June 30, 1997, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees, milestone payments, and royalty payments from research and development agreements with strategic partners.

      Beginning in fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

      Although we have experienced growth in revenues every year since 1990 except for 1997, there can be no assurance that, in the future, we will sustain revenue growth or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, (vii) changes in the mix of products that we sell. and (viii) the acceptance of e-commerce by consumers.

      Results of Operations

      Years Ended June 30, 2000 and 1999

      Net Sales. Net sales for the year ended June 30, 2000 were $3,545,000, a 34.1% increase from $2,643,000 in 1999. A component of net sales, product sales, increased 36.6% to $3,525,000 in 2000 from $2,580,000 in 1999 due to continued expansion of our worldwide distribution network and the revenue contribution of new products launched in 1998 and 1999. Product sales increased in all divisions. Sales in the US increased 21.7%; sales to international distributors increased 92.0%; and sales to OEM partners increased 17.7%. Sales of Hyaluronic Acid to Chugai for distribution in Japan increased 44.6% to $600,000 in 2000 from $415,000 in 1999. We expect that sales to Chugai in 2001 will be similar to products sold in 2000. Sales of products manufactured for us by other companies while still relatively small are expected to increase significantly in 2001. Sales of products by health-outfitters.com were not significant in 2000.

      Cost of sales. Cost of sales increased 39.9% to $1,473,000 in 2000 from $1,053,000 in 1999, due to the increase in net sales and the product mix including an increase in sales of products manufactured for us by other companies which typically have lower gross margins. Gross profit decreased to 58.4% in 2000 from 60.1% in 1999.

      Research and  development.  Research and  development  expenses  decreased
14.3% to  $348,000  in 2000 from  $406,000 in 1999 due to a credit of $43,000 in previously realized expenses for outside clinical trials which have been determined to be no longer necessary and which have been cancelled. Without the $43,000 credit, research and development expenses would have decreased 3.7% to $391,000 in 2000 from $406,000 in 1999.

      Selling and marketing. Selling and marketing expenses decreased 15.0% to $674,000 in 2000 from $793,000 in 1999 due to capitalization of $94,000 in expenses allocated to the development of health-outfitters.com. Without the allocation, selling and marketing expenses would have decreased 3.2% to $765,000 in 2000.

      General and administrative.  General and administrative expenses decreased
33.02 to $701,000 in 2000 from  $1,046,000  in 1999,  due to  capitalization  of
$80,000 of development expenses allocated to health-outfitters.com, and a continued reduction in legal, accounting and other costs relating to financing activities and the costs of transforming into a public company which occurred in 1998 and continued into 1999. Without the expenses allocation and capitalization, general and administrative expenses would have decreased 25.3% to $781,000 in 2000.

      Interest expenses. Interest expense increased 2.0% to $149,000 in 2000 from $146,000 in 1999.

      Liquidity and Capital Resources

      Historically, we have financed our operations primarily through sales of common and preferred stock, raising net proceeds of approximately $2.7 million from sales of these securities prior to 1998. In 1998, we raised $1,000,000 before offering expenses through a Rule 504 offering related to the Merger, and an additional $100,000 in a private offering in 1999.

      We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. At June 30, 2000 and June 30, 1999, we had invested $633,232 and $159,535 respectively, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support our development and administrative activities. In 2000, our accounts payable increased 12.02% to $894,000 from $798,000 in 1999, and our accounts receivable increased 18.4% to $611,000 from $516,000 in 1999 because of the general growth of the business.

      Our principal sources of liquidity are short and long term debt financing, of which $949,295 remained outstanding as of June 30, 2000. We believe that we will need to continue investigating new debt agreements and/or sell additional equity securities in fiscal year 2001 to achieve appropriate liquidity and to pursue our health-outfitters.com strategic objectives. We are aggressively pursing several financing alternatives.

      Forward-Looking Statements and Risk Factors

      This 10-KSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-KSB, including, without limitation, statements regarding future product developments, statements regarding our intent to develop the Consumer Products Business, acquisition strategies, strategic partnership expectations, technological developments, the development, launch and operation of health-outfitters.com, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses Incurred; Future Capital Needs; Risks Relating to the Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated over $4,033,000, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our funding needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both the Professional Products and health-outfitters.com, we may need to raise additional capital to fund our continuing operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, our selling and marketing activities or our plans to develop the Consumer Products Business, any of which could have a material adverse effect on the future of the our business.

      Dependence on Collaborative Relationships and Third Parties for Product Development and Commercialization

      We have historically entered into licensing and research and development agreements with collaborative partners, from which we derived a significant percentage of our revenues in past years. Pursuant to these agreements, our collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of our products. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could experience increased capital requirements or be forced to undertake such activities at our own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by us in our product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair our ability to deliver products on a timely basis.

      No  Assurance  of   Successful  or  Timely   Development   of
Additional Products

      Our business strategy includes the development of additional diagnostic products both for the Professional Products and health-outfitters.com. Our success in developing new products will depend on our ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. We have limited resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If we are unable, for technological or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, our results of operations could be materially and adversely affected.

      Competition in the Diagnostics Industry

      Competition in the human medical diagnostics industry is, and is expected to remain, significant. Our competitors range from development stage diagnostics companies to major domestic and international pharmaceutical companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors. Moreover, the diagnostics industry has recently experienced a period of consolidation, during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. There can be no assurance that technologies will not be introduced that could be directly competitive with or superior to our technologies.

      Competition in the E-commerce Industry

      Competition in the e-commerce industry is, and is expected to remain, significant. The competitors for the new business range from development stage internet companies to divisions of larger companies. Many of these companies have financial, marketing, sales, manufacturing, distribution and other resources significantly greater than those of us. In addition, many of these companies have name recognition, established positions in the market and existing relationships with customers and distributors.


      Governmental Regulation of Diagnostics Products

      The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the FDA and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We are not able to commence marketing or commercial sales in the United States of new products under development until we receive clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

      There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business.

      Dependence on Distribution Partners for Sales of Diagnostic Products in International Markets

      We have entered into distribution agreements with collaborative partners in which we have granted distribution rights for certain of our products to these partners within specific international geographic areas. Pursuant to these agreements, our collaborative partners have certain responsibilities for market development, promotion, and sales of the products. If any of these partners fails to perform its contractual obligations or terminates its agreement, this could have a material adverse effect on our business, financial condition and results of operations.

      Governmental Regulation of Manufacturing and Other Activities

      As a manufacturer of medical devices for marketing in the United States, we are required to adhere to applicable regulations setting forth detailed good manufacturing practice requirements, which include testing, control and documentation requirements. We must also comply with Medical Device Report ("MDR") requirements, which require that a manufacturer report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. We are also subject to routine inspection by the FDA for compliance with QSR requirements, MDR requirements and other applicable regulations. The FDA has recently implemented new QSR requirements, including the addition of design controls that will likely increase the cost of compliance. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. We may incur significant costs to comply with laws and regulations in the future, which may have a material adverse effect upon our business, financial condition and results of operations.

      Regulation Related to Foreign Markets

      Distribution of diagnostic products outside the United States is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. We may be required to incur significant costs in obtaining or maintaining foreign regulatory approvals. In addition, the export of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approval or the failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

      Uncertain  Availability  of  Third  Party  Reimbursement  for
      Diagnostic Products

      In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. Third party payors are increasingly scrutinizing and challenging the prices charged for medical products and services and they can affect the pricing or the relative attractiveness of the product. Decreases in reimbursement amounts for tests performed using our diagnostic products, failure by physicians and other users to obtain reimbursement from third party payors, or changes in government and private third party payors' policies regarding reimbursement of tests utilizing diagnostic products, may affect our ability to sell our diagnostic products profitably. Market acceptance of our products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems.

      Uncertainty  of  Protection  of  Patents,  Trade  Secrets and
      Trademarks

      Our success depends, in part, on our ability to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the proprietary rights of others. There can be no assurance that our issued patents will afford meaningful protection against a competitor, or that patents issued to us will not be infringed upon or designed around by others, or that others will not obtain patents that we would need to license or design around. We could incur substantial costs in defending the Company or our licensees in litigation brought by others. Our business could be adversely affected.


      Risks Regarding Potential Future Acquisitions

      Our growth strategy includes the desire to acquire complementary companies, products or technologies. There is no assurance that we will be able to identify appropriate companies or technologies to be acquired, to negotiate satisfactory terms for such an acquisition, or to obtain sufficient capital to make such acquisitions. Moreover, because of limited cash resources, we will be unable to acquire any significant companies or technologies for cash and our ability to effect acquisitions in exchange for our capital stock may depend upon the market prices for our Common Stock. If we do complete one or more acquisitions, a number of risks arise, such as short-term negative effects on our reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. The occurrence of some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.

      Dependence on Suppliers

      The components of our products include chemical and packaging supplies that are generally available from several suppliers, except certain antibodies, which we purchases from single suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of such antibodies to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for all critical raw materials and believe that we can substitute a new supplier with respect to any of these components in a timely manner. However, there can be no assurances that we will be able to substitute a new supplier in a timely manner and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

      Limited Manufacturing Experience with Certain Products

      Although we have manufactured over twelve million diagnostic tests based on our proprietary applications of ELISA technology, certain of our diagnostic products in consideration for future development, incorporate technologies with which we have little manufacturing experience. Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product's commercialization. There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

      Seasonality of Products; Quarterly Fluctuations in Results of Operations

      Our revenue and operating results have historically been minimally subject to quarterly fluctuations. There can be no assurance that such seasonality in our results of operations will not have a material adverse effect on our business.

      Dependence on Key Personnel

      Because of the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel. In particular, we believe our success will depend to a significant extent on the efforts and abilities of Dr. Luis R. Lopez and Douglass T. Simpson, who would be difficult to replace. There can be no assurance that we will be successful in attracting and retaining such skilled personnel, who are generally in high demand by other companies. The loss of, inability to attract, or poor performance by key scientific and executive personnel may have a material adverse effect on our business, financial condition and results of operations.

      Product Liability Exposure and Limited Insurance

      The testing, manufacturing and marketing of medical diagnostic devices entails an inherent risk of product liability claims. To date, we have experienced no product liability claims, but any such claims arising in the future could have a material adverse effect on our business, financial condition and results of operations. Our product liability insurance coverage is currently limited to $2 million. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy or limited by other claims under our umbrella insurance policy. Additionally, there can be no assurance that our existing insurance can be renewed by us at a cost and level of coverage comparable to that presently in effect, if at all. In the event that we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, such claim could have a material adverse effect on our business, financial condition and results of operations.


Risks Related to the Consumer Products Business

      New Business Strategy

      We established a new wholly owned subsidiary, health-outfitters.com, Inc., in December 1999. This subsidiary will focus on sales of consumer healthcare products primarily through e-commerce using our website,
www.healthoutfitters.com. We do not have any experience in managing internet businesses, and we may not be able to successfully develop this new business. The demands of attempting to grow this new business may prevent management from devoting time and attention to our traditional diagnostic business, and that traditional business may decline.

      The e-commerce healthcare market is a relatively new and unproven business. Whether we succeed depends upon broad acceptance of internet-based healthcare product purchasing, as well as our ability to generate brand awarance and vendor relationships.

      Competition in the e-commerce industry is, and is expected to remain, significant. The competitors for the new business range from development stage internet companies to divisions of larger companies. Many of these companies have financial, marketing, sales, manufacturing, distribution and other resources significantly greater than those of us. In addition, many of these companies have name recognition, established positions in the market and existing relationships with customers and distributors.

Other Risks

      Limited Public Market; Possible Volatility in Stock Prices; Penny Stock Rules

      There has, to date, been no active public market for our Common Stock, and there can be no assurance that an active public market will develop or be sustained. Although our Common Stock has been traded on the OTC Bulletin Board(R) since February 1998, the trading has been sporadic with insignificant volume.

      Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and the investment markets and economic conditions generally, as well as quarterly variation in our results of operations, may adversely affect the market price of our Common Stock. In addition, our Common Stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." As a result, many brokers are unwilling to engage in transactions in our Common Stock because of the added disclosure requirements.

      Risks Associated with Exchange Rates

      Our financial schedules are consolidated in US dollars. At the end of each fiscal quarter and the fiscal year, we convert the financials from Corgenix UK, which operates in pounds sterling, into US dollars, and consolidate them with results from Corgenix, Inc. We may, from time to time, also need to exchange currency from income generated by Corgenix UK. Foreign exchange rates are volatile and can change in an unknown and unpredictable fashion. Should the foreign exchange rates change to levels different than anticipated by us, our business, financial condition and results of operations may be materially adversely affected.


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

Item  8.  Changes  In  and   Disagreements   With   Accountants  on
Accounting and Financial
           Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
           Exchange Act.

      There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in our proxy statement for our 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2000.

Item 10.  Executive Compensation.

      There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in our proxy statement for our 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2000.

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and
Management.

      There is hereby incorporated by reference the information to appear under the caption "Principal Shareholders of the Company" in our proxy statement for our 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of June 30, 2000.

Item 12.  Certain Relationships and Related Transactions.

      We have the following relationships with certain of our stockholders, directors and affiliates.

      TGF Consulting Agreement

      We were party to a Consulting Agreement dated May 22, 1998 with Transglobal Financial Corporation ("TGF"). The Consulting Agreement was entered into in connection with closing of the Merger. The president and controlling shareholder of TGF is Mike M. Mustafoglu, who served as a director of the Company from May 22, 1998 to November 10, 1998. The Consulting Agreement was cancelled on September 21, 1999 as part of a settlement agreement between the Company and Transglobal Financial Corporation.

      AR Medical Consulting Agreement

      We entered into a consulting agreement (the "AR Consulting Agreement") with AR Medical Supply, Inc. ("AR Medical") on January 18, 2000, whereby AR Medical will provide certain consulting and advisory services at an hourly rate regarding home medical equipment to health-outfitters.com, Inc., a wholly owned subsidiary of the Company. Ms. Ann Steinbarger, a Vice President of Corgenix Medical Corporation is married to the president of AR Medical. We believe that the terms of the agreement with AR Medical are favorable to the Company.

      Issuance of Warrants


      On June 1, 2000, we issued warrants to purchase 29,347 shares of common stock of Corgenix to Taryn G. Reynolds, a Vice President of the Company. The warrants were issued to Mr. Reynolds in connection with a $16,000 loan Mr. Reynolds made to the Company on February 5, 1999. The warrants are exercisable anytime prior to June 1, 2008, at an exercise price of $0.13673 per share. This sale was made to an accredited investor in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

3.3
         Articles of Incorporation of health-outfitters.com, Inc.
3.4      dated November 16, 1999 (filed as Exhibit 3.3 to the
         Company's filing on Form 10-QSB for the fiscal quarter ended December 31, 1999).

         Bylaws of health-outfitters.com, Inc. dated November 16, 1999 (filed as
         Exhibit 3.4 to the Company's filing on Form 10-QSB for the fiscal quarter ended December 31, 1999).
10.1     Manufacturing Agreement dated September 1, 1994 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.1 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

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

10.23 *  Consulting Agreement dated January 18, 2000 between AR
         Medical Supply, Inc. and the Company.

10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998, and incorporated herein by reference)

10.25 Settlement Agreement and General Release dated September 21, 1999 with Transglobal Financial Corporation and the Company (filed as Exhibit
         10.25 to the Company's filing on Form 10-QSB for the fiscal quarter ended December 31, 1999).

10.26 Promissory note dated September 21, 1999 with Transglobal 10.27 * Financial Corporation and the Company (filed as Exhibit 10.26 to the Company's filing on Form 10-QSB for the fiscal quarter ended December 31, 1999).

10.27* Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds.

21.1* Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).

23.1*    Consent of Certified Public Accountants

23.2*    Consent of Certified Public Accountants

27*      Financial Data Schedule



*  Filed herewith.

----------------------------------------
      (b)  Reports on Form 8-K.

           None

      Reports on Form 8-K.

         None.

Exhibit 10.23



                        CONSULTING AGREEMENT


This   Agreement   is  made   effective   as  of  January  18,   2000,   between
health-outfitters.com,    a   subsidiary   of   Corgenix   Medical   Corporation
("health-outfitters.com) and AR Medical Supply, Inc. ("AR Medical").

      1. Background. health-outfitters.com desires to engage AR Medical as an independent contractor to provide such advice, consultation, and other assistance in the marketing of certain healthcare products as health-outfitters.com may from time to time request. This Agreement sets forth the terms and conditions for such services.

      2. Services. AR Medical will be engaged as an independent contractor to provide such services as may from time to time be requested by health-outfitters.com in connection with health-outfitters.com business operations, as follows:

(a)   Attendance   at   and   participation   in   meetings   to  be   held   at
      health-outfitters.com facilities in Westminster, Colorado, or at other sites to be agreed to by both parties.

      (b) AR Medical will provide consulting services to health-outfitters.com during regular business hours on days in which AR Medical is not providing services at the facility in Westminster. These services will include, but not be limited to, telephone calls, faxes, e-mails and written correspondence. Such services will not exceed reasonable limits.

      3. Compensation. During the term of this Agreement, AR Medical will receive the following compensation for services.

(a) An hourly rate of $50.00 per hour, invoiced bi-weekly. Invoices shall be paid as follows:

(i) from the date first written above until May 1, 2000, a minimum of 33% shall be paid in cash net 15 days from date of invoice, with any unpaid amount accrued;
(ii)  On May 1, 2000,  all  accrued  and unpaid  invoices  shall be paid in full; and
(iii) after May 1, 2000, all invoices shall be paid in full net 15 days from date of invoice.

      (b) Warrants or stock options for shares of health-outfitters.com common stock will be issued to AR Medical commensurate with warrants or stock options issued to product managers for other health-outfitters.com product lines.

      (c) Reimbursement for reasonable business expenses actually incurred in the performance of consulting services (including airfare, meals and lodging).

      4. Independent Contractor. In the performance of the consulting services, AR Medical shall be deemed to be an independent contractor (and not an employee or agent of health-outfitters.com) for all purposes under any and all laws, whether existing or future, including without limitation Social Security laws, unemployment insurance laws, and withholding and other employment taxation laws. AR Medical agrees to comply with applicable laws, rules, and regulations in respect to independent contractors, including without limitation, the payment of all taxes required.

      5. Prior Obligation or Restriction. Both parties warrant and agree that there is no obligation or restriction and neither will assume any obligation or restriction that would in any way interfere or be inconsistent with its duties and/or responsibilities under this Agreement.

      6. Confidential Information. AR Medical shall not, at any time during or following the work on behalf of health-outfitters.com, directly or indirectly distribute, use, or disclose to any person other than authorized officers or personnel of health-outfitters.com, trade secret or confidential information relating to any activity of health-outfitters.com (hereafter "Confidential Information"). All notes, memoranda, or other writings made by AR Medical or which may come into AR Medical's possession while working with health-outfitters.com, or which relate in any way to or embody any Confidential Information concerning any activity of health-outfitters.com marketing and business ideas, shall be the exclusive property of health-outfitters.com and shall be kept on the health-outfitters.com premises except when required elsewhere in connection with its activities. Upon completion of AR Medical's services, AR Medical will deliver to the Company all physical materials in its possession or within its control relating to any Confidential Information which belongs to health-outfitters.com. AR Medical shall execute all such documents of assignment or other documents as health-outfitters.com may deem reasonably required to effect the provisions of this Paragraph 6. The provisions of this Paragraph 6 shall survive the termination of this Agreement.

      7. Term. The term of this Agreement shall commence on the date hereof and continue for two (2) years; provided, however, that the term of this Agreement will be continued in additional one year increments unless cancelled by either party in writing at least 30 days in advance of the anniversary date of this agreement.

      8. Miscellaneous. This Agreement shall be governed by the laws of the state of Colorado. If any term or provision of this Agreement is found by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity of the remainder hereof.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

    health-outfitters.com            AR Medical Supply, Inc.

    By:   /s/ Douglass T. Simpson    By:  /s/ Ray Raczkowski
    Douglass T. Simpson              Ray Raczkowski
    President                        President

Exhibit 10.27
                                WARRANT AGREEMENT

      THIS WARRANT AGREEMENT (the "Agreement") is made this June 1, 2000 between Corgenix Medical Corporation, a Nevada corporation, (the "Company") and Taryn G. Reynolds, ("Mr. Reynolds").

           In conjunction with a promissory note (the "Note") dated February 5, 1999 between the Company and Mr. Reynolds and attached hereto, the Company desires to grant Mr. Reynolds an option to purchase its Common Stock (hereinafter called the "Stock"), under the terms specified by the Board of Directors of the Company (the"Board") at its meeting (the "Board Meeting") held October 21, 1999.

           1. Grant of Option. The Company hereby irrevocably grants to Mr. Reynolds the option to purchase (the "Option") all or any part of an aggregate of -29,347- shares of Stock (hereinafter called the "Warrant Shares") (such number being subject to adjustment as provided in Paragraph 9 hereof) on the terms and conditions herein set forth.

           2 Purchase Price. The purchase price of the Stock covered by the Agreement shall be $0.1363 per share, the average closing price of the calendar month preceeding the Board Meeting. The purchase price of any Stock exercised shall be payable in full in cash at the time of exercise.

           3. Exercise of Option. Subject to the terms and conditions set forth herein, this Option shall be exercisable at any time during a period of eight
(8) years from the date of grant. Mr. Reynolds shall not have any of the rights of a stockholder with respect to the Warrant Shares covered by the Option except to the extent that one or more certificates for such shares shall be delivered to him upon the due exercise of the Option.

      4. Term of Option. The term of the Option shall be for a period of eight years from the date hereof, subject to earlier termination as provided in Paragraphs 7 and 8 hereof.

      5. Nontransferability. The Option shall not be transferable otherwise than by will or the laws of descent and distribution. Without limiting the generality of the foregoing, the Option may not be assigned, transferred (except as provided above), pledged, or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, hypothecation, or other disposition of the Option contrary to the provisions hereof, and the levy of any execution, attachment, or similar process upon the Option, shall be null and void and without effect.

      6. Disclosure and Risk. Mr. Reynolds represents and warrants to the Company oration as follows:

           (a) The Warrant Shares will be acquired by Mr. Reynolds for his own account, for investment and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act of 1933, as amended (the "Securities Act").

           (b) Mr. Reynolds understands that at time of grant and exercise the Warrant Shares have not been and probably will not have been registered under the Securities Act by reason of their issuance in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) thereof, and that they must be held by Mr. Reynolds indefinitely, and that Mr. Reynolds must therefore bear the economic risk of such investment indefinitely, unless a subsequent disposition thereof is registered under the Securities Act or is exempt from registration.

           (c) As a result of inquiries made by Mr. Reynolds and information furnished to him by the Company, Mr. Reynolds has as of the date of grant (and will have as of the date(s) of exercise) reviewed all information necessary to make an informed investment decision.

           (d) Mr. Reynolds understands that, under certain conditions, disposition of the Warrant Shares subject to this Agreement could result in adverse tax consequences because of failure to meet prescribed holding period requirements.

      Each certificate representing the Warrant Shares shall be endorsed with the following legend:

      "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED OR HYPOTHECATED UNLESS (i) THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SECURITIES OR (ii) THE CORPORATION RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES SATISFACTORY TO THE CORPORATION, STATING THAT SUCH SALE, TRANSFER, ASSIGNMENT OR HYPOTHECATION IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT."

      The Company need not register a transfer of any of the Warrant Shares unless one of the Conditions specified in the foregoing legend is satisfied. The Company may also instruct its transfer agent not to register the transfer of any of the Warrant Shares unless one of the conditions specified in the foregoing legend is satisfied.

      The legend endorsed on a certificate pursuant to the foregoing language and the stop transfer instructions with respect to such Stock, shall be removed and the Company shall promptly issue a certificate without such legend to the holder of such Stock if such Stock is registered under the Securities Act and a prospectus meeting the requirements of Section 10 of the Securities Act is available or if such holder provides the Company with an opinion of counsel for such holder satisfactory to the Company, to the effect that a public sale, transfer or assignment of such Stock may be made without registration.

      7.   Company Registration.

           (a) If the Company shall determine to register any of its securities either for its own account or for the account of a security holder exercising a demand registration right, other than a registration relating solely to employee benefit plans, or a registration relating solely to a transaction of the type described in Rule 145 under the Act, or any successor to Rule 145, or, a registration on any registration form which does not permit secondary sales or does not include substantially the same information as would be required to be included in a registration statement covering the sale of Registerable Securities, the Company will:

                (1) promptly give to Mr. Reynolds a written notice thereof (which shall include a list of the jurisdictions in which the Company intends to attempt to qualify such Registerable Securities under the applicable blue sky or other state securities laws); and

                (2) include in such registration (and any related qualification under blue sky laws or other compliance), and in any underwriting involved therein, all the Warrant Shares specified in a written request or requests, made by Mr. Reynolds within 20 days after receipt of the written notice from the Company. Such written request may specify all or a part of Mr. Reynolds Warrant Shares.

           (b) Underwriting. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shall so advise Mr. Reynolds as a part of the written notice given pursuant to this Section. In such event, the right of Mr. Reynolds to registration pursuant to this Section shall be conditioned upon Mr. Reynolds' participation in such underwriting and the inclusion of Mr. Reynolds' Warrant Shares in the underwriting to the extent provided herein. Mr. Reynolds shall (together with the Company and any other shareholders distributing securities through such underwriting) enter into an underwriting agreement in customary form with the underwriter or underwriters selected for underwriting by the Company. Notwithstanding any other provision of this Section, if the underwriter determines that marketing factors require a limitation on the number of shares to be underwritten, the underwriter may (subject to the allocation priority set forth below) exclude from such registration and underwriting some or all of the Registerable Securities which would otherwise be underwritten pursuant hereto. The Company shall so advise all Holders of securities requesting registration, and the number of securities that are entitled to be included in the registration and underwriting shall be allocated in the following manner: the number of shares that may be included in the registration and underwriting by each of the Holders and the other Persons requesting to participate in such registration (other than the Company, in the case of a registration for the account of the Company, and other than securities held by holders who by contractual right demanded such registration) shall be reduced, on a pro-rata basis, by such minimum number of shares as is necessary to comply with such limitation. If any of the Holders or any Person disapproves of the terms of any such underwriting, he or it may elect to withdraw therefrom by written notice to the Company and the underwriter. Any Registerable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such registration.

           (c)  Number.  Mr.  Reynolds  shall  be  entitled,  pursuant  to this
Section,   to  have  his  Warrant  Shares   included  in  a  maximum  of  three
registrations which have been declared or ordered effective.

           (d) Expenses of Registration. All Registration Expenses incurred in connection with any registration, qualification or compliance pursuant to this Section shall be borne by the Company, and all Selling Expenses shall be borne by Mr. Reynolds of the securities so registered pro-rata and the basis of the number of the shares so registered.

(e)   Registration  Procedures.  In the case of each  registration  effected by the Company pursuant to this Section, the Company will keep Mr. Reynolds, as applicable, advised in writing as to the initiation of each registration and as to the completion thereof. At its expense, the Company will:

                (1) Keep such registration effective for a period of 120 days or until Mr. Reynolds, as applicable, has completed the distribution described in the registration statement relating thereto, whichever first occurs; provided, however, that (1) such 120-day period shall be extended for a period of time equal to the period during which Mr. Reynolds, as applicable, refrain from selling any securities included in such registration in accordance with provisions in this Section hereof;

(2) Furnish such number of prospectuses and other documents incident thereto as Mr. Reynolds, as applicable, from time to time may reasonably request.

8.    Changes in Capital Structure.

(a) The following terms used in this Paragraph 8 shall have the meanings set forth below:

                "Person" shall mean an individual, a partnership, a joint venture, a corporation, an association, a limited liability company, a joint stock company, a trust, an unincorporated organization and a government entity or any department, agency or political subdivision thereof.

                "Organic Change" shall mean (i) any consolidation or merger to which the Company is a party, except for a merger in which the Corporation is the surviving party and after giving effect to such merger, the holders of the Company's capital stock (on a fully diluted basis) immediately prior to the merger will own the Company's capital stock (on a fully diluted basis) having a majority of the ordinary voting power to elect the Company's board of directors, and (ii) a sale or transfer in one transaction or a series of related transactions of 50% or more of the Company's assets (on a consolidated basis) to another Person.

           (b) Notwithstanding the vesting provisions set forth in Paragraph 3 above, the Company will make appropriate provision to insure that Mr. Reynolds shall be entitled to exercise this Option prior to the consummation of any Organic Change. If Mr. Reynolds elects not to exercise the Option as provided in this Paragraph 7(b), this Option will automatically terminate and be of no further force or effect upon the effective date of such Organic Change.

           (c) Appropriate adjustment shall be made in the maximum number of shares of Stock subject to this Option and in the number, kind, and option price of shares covered by this Option to the extent it is outstanding to give effect to any stock dividends, stock splits, stock combinations, recapitalizations and other similar changes in the capital structure of the Corporation after the grant of this Option.

      9. Method of Exercising Option. Subject to the terms and conditions of this Agreement, the Option may be exercised by written notice to the Company, at its principal office. Such notice shall state the election to exercise the Option and the number of shares in respect of which it is being exercised, and shall be signed by the person or persons so exercising the Option. Such notice shall be accompanied by payment of the full purchase price of such shares, and the Company ration shall deliver a certificate or certificates representing such shares as soon as practicable after the notice shall be received. Payment of such purchase price shall be made by check payable to the order of the Company poration. The certificate or certificates for the shares as to which the Option shall have been so exercised shall be registered in the name of the person or persons so exercising the Option and shall be delivered as provided above to or upon the written order of the person or persons exercising the Option.

      In the event the Option shall be exercised, pursuant to Paragraph 5 hereof, by any person or persons other than Mr. Reynolds such notice shall be accompanied by appropriate proof of the right of such person or persons to exercise the Option. All shares that shall be purchased upon the exercise of the Option as provided herein shall be fully paid and nonassessable.

      10. General. The Company shall at all times during the term of the Option reserve and keep available such number of shares of Stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue and transfer taxes with respect to the issue and transfer of shares pursuant hereto and all other fees and expenses necessarily incurred by the Company in connection therewith, and will from time to time use its best efforts to comply with all laws and regulations which, in the opinion of counsel for the Corporation, shall be applicable thereto.

      11. Subsidiary. As used herein, the term "subsidiary" or "parent" shall mean any present or future corporation which would be a "subsidiary corporation" or "parent corporation" of the Company, as that term is defined in Section 422 of the Internal Revenue Code of 1986.

      IN WITNESS WHEREOF, the Company has caused this Warrant Agreement to be duly executed by its officers thereunto duly authorized, and the Employee has executed this Agreement, all as of the day and year first above written.

                                    Corgenix Medical Corporation

                                    By     /s/Douglass T. Simpson
                                          -----------------------------
                                          Douglass T. Simpson, President


                                          /s/ Taryn G. Reynolds
                                          -----------------------------
                                               Taryn G. Reynolds

                     Consent of Independent Auditors



The Board of Directors
Corgenix Medical Corporation


We consent to incorporation by reference in the registration statements on Form S-8 of Corgenix Medical Corporation of our report dated September 25, 2000, relating to the balance sheets of Corgenix UK Limited as of June 30,2000 and 1999, and the related Financial Statements for the year then ended which reports appears in the June 30, 2000, annual report on Form 10-KSB of Corgenix Medical Corporation.


                                 SR HOWELL & CO


Ramsey, UK
September 28, 2000

                         Consent of Independent Auditors




The Board of Directors
Corgenix Medical Corporation:

We consent to incorporation by reference in the registration statements on Form S-8 of Corgenix Medical Corporation of our report dated September 26, 2000, relating to the consolidated balance sheets of Corgenix Medical Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years then ended which reports appears in the June 30, 2000, annual report on Form 10-KSB of Corgenix Medical Corporation.




                                    KPMG LLP


Denver, Colorado
September 28, 2000

                          CORGENIX MEDICAL CORPORATION


                          INDEX TO FINANCIAL STATEMENTS

-----------------------------------------------------------------------

Item                                                       Page Number


-----------------------------------------------------------------------
-----------------------------------------------------------------------
Independent Auditors' Report                                       F-1
-----------------------------------------------------------------------
-----------------------------------------------------------------------

Consolidated Balance Sheets as of June 30,
2000 and 1999                                                      F-2
-----------------------------------------------------------------------
-----------------------------------------------------------------------

Consolidated Statement of Operations for
Years Ended June 30, 2000 and 1999                                 F-3
-----------------------------------------------------------------------
-----------------------------------------------------------------------

Consolidated Statements of Stockholders'
Equity (Deficit) for the Years Ended June 30,                      F-4
2000 and 1999
-----------------------------------------------------------------------
-----------------------------------------------------------------------

Consolidated Statements of Cash Flows for the
Years Ended June 30, 2000 and 1999                                 F-5
-----------------------------------------------------------------------
-----------------------------------------------------------------------

Notes to Consolidated Financial Statements                         F-6
-----------------------------------------------------------------------

                          CORGENIX MEDICAL CORPORATION
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                             June 30, 2000 and 1999

                     (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Corgenix UK Limited, a wholly-owned subsidiary, as of and for the year ended June 30, 2000, which statements reflect total assets constituting 22 percent and total revenue constituting 23 percent in 2000, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Corgenix UK Limited, as of and for the year ended June 30, 2000 is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a stockholders' deficit and a working capital deficit as of June 30, 2000, which factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    KPMG LLP


Denver, Colorado
September 26, 2000

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             June 30, 2000 and 1999
                     Assets                             2000           1999
                                                   -----------------------------

Current assets:
  Cash and cash equivalents                     $         46,698       15,963
  Accounts receivable, less allowance for
doubtful accounts of $7,000
    in 2000 and 1999                                     610,591      516,182
  Note receivable                                           --         27,425
  Inventories                                            551,082      518,215
  Prepaid expenses                                           511          954
                                                   -----------------------------


          Total current assets                         1,208,882    1,078,739
                                                   -----------------------------

Equipment:
  Machinery and laboratory equipment                     302,949      302,949
  Software, furniture, fixtures and office
equipment                                                800,055      255,695
                                                   -----------------------------

                                                       1,103,004      558,644

Accumulated depreciation and amortization              (469,772)    (399,109)
                                                   -----------------------------

          Net equipment                                  633,232      159,535
                                                   -----------------------------

Intangible assets:
  Patents, net of accumulated amortization of
$721,490 and $646,987
    in 2000 and 1999, respectively                       396,054      470,557
  Goodwill, net of accumulated amortization of
$40,087 and $36,177
    in 2000 and 1999, respectively                        21,501       25,411
                                                   -----------------------------

                                                         417,555      495,968
                                                   -----------------------------

Due from officer                                          12,000       12,000
Other assets                                              18,718       14,285
                                                   -----------------------------


          Total assets                          $      2,290,387    1,760,527
                                                   =============================

 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of notes payable              $        213,816      296,954
  Current portion of capital lease obligation             19,667        3,483
  Accounts payable                                       890,907      795,262
  Accrued payroll and related liabilities                125,163      114,061
  Other liabilities                                      289,982      105,528
  Employee stock purchase plan payable                     2,656        2,984
                                                   -----------------------------


          Total current liabilities                    1,542,191    1,318,272

Notes payable, excluding current portion                 735,479      790,959
Capital lease obligation, excluding current
portion                                                   56,189        7,703
                                                   -----------------------------


          Total liabilities                            2,333,859    2,116,934
                                                   -----------------------------
                                                        2000           1999
                                                   -----------------------------
                                                   -----------------------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
Authorized 5,000,000 shares,
    none issued or outstanding                              --           --
  Common stock, $0.001 par value.  Authorized
20,000,000 shares; issued and
    outstanding 17,416,562 and 16,852,116
shares in 2000 and 1999, respectively                     17,417       16,852

  Additional paid-in capital                           3,958,898    3,859,806
  Accumulated deficit                                (4,032,648)   (4,233,065)
  Accumulated other comprehensive income                  12,861         --
                                                   -----------------------------

          Total stockholders' equity (deficit)          (43,472)    (356,407)
                                                   -----------------------------

Commitments and contingencies

          Total liabilities and stockholders'
equity (deficit)                                $      2,290,387    1,760,527
                                                   =============================


See accompanying notes to consolidated financial statements.

                       CORGENIX MEDICAL CORPORATION
                             AND SUBSIDIARIES

  Consolidated Statements of Operations and Comprehensive Income (Loss)

                    Years ended June 30, 2000 and 1999



                                                2000            1999
                                            ------------- -----------------


Net sales                               $    3,544,953         2,642,848

Cost of sales                                1,472,954         1,053,232
                                            ------------- -----------------


          Gross profit                       2,071,999         1,589,616
                                            ------------- -----------------

Operating expenses:
  Selling and marketing                        673,609           793,188
  Research and development                     348,449           405,517
  General and administrative                   700,670         1,045,998
                                            ------------- -----------------


                                             1,722,728         2,244,703
                                            ------------- -----------------

          Operating income (loss)              349,271         (655,087)
                                            ------------- -----------------

Other expenses:
  Interest expense, net                      (148,854)         (146,248)
  Other, net                                      --             (8,341)
                                            ------------- -----------------

                                             (148,854)         (154,589)
                                            ------------- -----------------

          Net income (loss)             $      200,417         (809,676)
                                            ============= =================

Net income (loss) per share basic and
diluted                                 $         0.01            (0.06)
                                            ============= =================

Weighted average shares outstanding
basic and diluted                           17,230,707        14,699,339
                                            ============= =================

Net income (loss)                       $      200,417         (809,676)
Other comprehensive income -
  foreign currency translation gain             12,861              --
                                            ------------- -----------------

          Total comprehensive income
(loss)                                  $      213,278         (809,676)
                                            ============= =================


See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)

                       Years ended June 30, 2000 and 1999



                 Common                                  Accumulated     Total
                 stock,  Additional  Stock                 other      stckhldrs'
                $0.001   paid-in   subscript Accumulate comprehensive   equity
                  par    capital   receivable deficit     income       (deficit)
               --------------------------------------------------------------

Balances at       $12,102  3,610,798 (25,651)  3,423,38     --        173,860
June 30, 1998

Issuance of           297     99,703     --       --        --        100,000
common stock

Issuance of common    375    153,383     --       --        --        153,758
stock for services

Issuance of common
stock under
contingency
agreement           4,000     (4,000)    --       --         --         --

Issuance of common
stock in connection
with stock
subscription           78        (78)  25,651      --         --        25,651

Net loss               --        --       --    (809,676)     --      (809,676)
               ----------------------------------------------------------------

Balances at        16,852  3,859,806      --  (4,233,065)     --      (356,407)
June 30, 1999

Issuance of common    565     99,092      --       --         --        99,657
stock for services

Foreign currency
translation           --       --         --       --       12,861      12,861
adjustment

Net income            --       --         --     200,417       --       200,417
               ----------------------------------------------------------------

Balances at       $17,417  3,958,898      --  (4,032,648)   12,861      (43,472)
June 30, 2000
              =================================================================


See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows
                  Years ended June 30, 2000 and 1999
                                                  2000         1999
                                               ------------ -----------

Cash flows from operating activities:
  Net income (loss)                           $  200,417    (809,676)
  Adjustments to reconcile net income (loss) to net cash provided
    (used) by operating activities:

      Depreciation and amortization              149,076     153,016

      Common stock issued for services            99,657     153,758
      Interest capitalized to note payable          --        19,255
      Provision for doubtful accounts               --         4,722
      Loss on disposal of equipment                 --         8,341
      Changes in operating assets and
liabilities:
        Accounts receivable                     (94,409)    (151,194)
        Inventories                             (32,867)     (6,807)
        Prepaid expenses and other assets         23,435      24,289

        Accounts payable                         106,685     367,453
        Accrued payroll and related
liabilities                                       11,102       7,304
        Employee stock purchase plan payable       (328)       2,984
        Other liabilities                        184,454    (10,526)
                                               ------------ -----------

          Net cash provided (used) by                        237,081)
operating activities                             647,222    (
                                               ------------ -----------

Cash flows used by investing activities -       (472,791)     (15,682)
purchase of equipment                          ------------ -----------

Cash flows from financing activities:

  Proceeds from issuance of common stock            --       100,000
  Proceeds from issuance of notes payable         18,960      18,620
  Payments on notes payable                    (157,578)    (91,076)
  Proceeds from stock subscription                  --        25,651
  Payments on capital lease obligations          (6,899)       (783)
                                               ------------ -----------

          Net cash provided (used) by
financing activities                           (145,517)     52,412
                                               ------------ -----------

          Net increase (decrease) in cash and
cash equivalents                                  28,914    (200,351)

Impact of foreign currency translation
adjustment on cash                               (1,821)        --


Cash and cash equivalents at beginning of year    15,963     216,314
                                               ------------ -----------

Cash and cash equivalents at end of year      $   46,698      15,963
                                               ============ ===========
Supplemental cash flow disclosures -

  cash paid for interest                      $  101,457     104,688
                                               ============ ===========
Noncash financing activities:
  Common stock warrants issued for note
payable                                       $   66,040        --
                                               ============ ===========
  Accounts payable converted to note payable  $   55,000        --
                                               ============ ===========
Noncash investing and financing activity -
  equipment acquired under capital leases     $   71,569      11,969
                                               ============ ===========

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements

                             June 30, 2000 and 1999


(1)     Summary of Significant Accounting Policies

        (a) Business and Basis of Presentation

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

        Corgenix develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. The Company markets its products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors and private label (OEM) agreements. The Company's corporate office and manufacturing facility are located in Westminster, Colorado.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corgenix, Inc. and Corgenix UK Limited (Corgenix UK) and healthoutfitters.com, Inc. Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. The operations of Corgenix UK were not significant for the year ended June 30, 1999. Transactions are generally denominated in US dollars and Corgenix UK held nominal assets and liabilities through September 1999. Therefore, there is no foreign currency translation gain or loss or other comprehensive income recorded in the year ended June 30, 1999.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficit of $333,309 as of June 30, 2000, and has a stockholders' deficit of $43,472, which factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the outcome of this uncertainty.

        Management's future plans to continue as a going concern include attaining and maintaining future profitable operations through distribution agreements and obtaining additional equity or debt financing.

    (b) Use of Estimates
        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

    (c) Cash and Cash Equivalents
        The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

    (d) Inventories
        Inventories are recorded at the lower of cost or market, using the first-in, first-out method. Components of inventories as of June 30, are as follows:

                            2000        1999
                         ----------  -----------

Raw materials         $   141,064      90,035
Work-in-process           236,078     235,823
Finished goods            173,940     192,357
                         ----------  -----------

                      $   551,082     518,215
                         ==========  ===========

    (e) Equipment
        Equipment is recorded at cost. Depreciation, which totaled $70,663 and $74,859 for the years ended June 30, 2000 and 1999, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the assets which range from 3 to 7 years. In the year ended June 30, 2000 the Company established a web site for selling medical products directly to consumers. The internal and external costs of developing the software, other than initial design, were capitalized and will be amortized on the straight-line method over three years starting in fiscal year 2001.

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

    (k) Stock-Based Compensation
        The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) disclosures for employee stock option grants made in 1995 and thereafter as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

(l)   Earnings Per Share
        Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income
        (loss) available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method in fiscal year 2000, which are anti-dilutive due to the exercise price exceeding market price.

                                                 2000         1999
                                              -----------  -----------
        Net income (loss)                   $   200,417     (809,676)
                                              -----------  -----------
                                              -----------  -----------

        Common and common equivalent shares outstanding:
           Historical common shares
            outstanding at beginning of
            year                              16,852,116   12,102,494

           Weighted average common
            equivalent shares issued
            during year                          378,591    2,596,845
                                              -----------  -----------
                                              -----------  -----------

           Weighted average common
            shares - basic                    17,230,707   14,699,339

           Weighted average common
            equivalent shares issued
            during the year                          --           --
                                              -----------  -----------
                                              -----------  -----------

           Weighted average common
            shares - diluted                  17,230,707   14,699,339
                                              ===========  ===========

         Net income (loss) per basic share-
           income (loss) per share          $     .01         (.06)

         Net income (loss) per diluted share -
           income (loss) per share                .01         (.06)

(2) Notes Payable

    Notes payable consist of the following at June 30, 2000 and 1999:


                                                2000         1999
                                              ----------   ----------

    Note payable to a bank, with interest at prime plus 2.75% (12.25% at June 30, 2000), due in monthly installments of principal and interest of $14,415 through January 2007, collateralized by commercial security agreements and a key man life insurance policy $ 818,274 895,224

    Note payable to a bank, with interest at prime plus 2.5% due in monthly installments of $2,000 and a balloon payment due August 30, 1999, collateralized by accounts receivable -- 18,000

    Notes payable to former preferred
      stockholders, with interest at 12%,
      due on demand                           104,061      136,689

    Note payable, with interest at prime
      plus 3%, due on demand                    8,000       38,000

    Note payable to former consultants,
      with interest of 10.25% due in 12
      monthly installments                     18,960         --
                                              ----------   ----------
                                              ----------   ----------

                                               949,295     1,087,913

    Less current portion                      (213,816)    (296,954)
                                              ----------   ----------
    Notes payable, excluding
     current portion                        $  735,479      790,959
                                              ==========   ==========

    Certain of the notes payable restrict the payment of dividends on the Company's common stock. Aggregate maturities of notes payable by year as of June 30, 2000, are as follows:

Years ending June 30:
  2001                        $  213,816
  2002                            92,834
  2003                           104,091
  2004                           116,713
  2005                           130,866
  Thereafter                     290,975
                                -----------

                               $ 949,295
                                ===========

    The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

(3) Stockholders' Equity
    In connection with the merger, the Company had a contingent obligation to issue 4,000,000 shares of common stock to former REAADS stockholders. The contingent shares were issuable upon the occurrence of the following events:
    (i) the conversion of one or more shares of the Company's authorized but unissued Series A 5% convertible preferred stock to common stock or the exercise of one or more common stock purchase warrants issued in connection with the Series A Preferred Stock, in which case the maximum number of contingent shares issuable was 2,000,000 shares, (ii) November 23, 1998, if as of such date the Company has sold less than $1,000,000 of Series A Preferred Stock, in which case the maximum number of contingent shares issuable was 4,000,000 shares less (a) the number of shares of common stock issuable upon conversion of all then outstanding Series A preferred stock and exercise of all preferred stock less (b) four times the dollar amount of Series A preferred stock sold by the Company as of such date. The contingent shares were issuable to the former stockholders of REAADS without payment of additional consideration. On November 23, 1998, the Company had not sold any Series A Preferred Stock. Accordingly, 4,000,000 common shares were issued November 30, 1998.

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

(4) Stock Compensation and Stock Purchase Plan
    Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The plan is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the beginning (grant date) and end (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 500,000 common shares were registered under an S-8 filing, a portion of which are available for purchase under the plan. There were 95,251 and 10,322 shares issued under the plan during fiscal year 2000 and 1999, respectively. Compensation expense is recognized for the fair value of the employee's purchase rights. The weighted-average fair value of those purchase rights granted in fiscal year 2000 and 1999 was $.178 and $.375 per share, respectively.

    Effective January 1, 1999, the Company adopted a Stock Compensation Plan to provide executive officers an opportunity to purchase shares of its common stock as a bonus or in lieu of cash compensation for services rendered. Each quarter, the officers may purchase shares of stock at the lesser of 85% of the fair value of shares on the beginning (grant date) and end (exercise date) of each quarter. The Stock Compensation Plan expires on December 31, 2000. A total of 500,000 common shares were registered under an S-8 filing, a portion of which are available for purchase under the plan. There were 50,000 and 334,706 shares issued under the plan during fiscal 2000 and 1999, respectively. Compensation expense is recognized for the fair value of the executive officers' purchase rights. The weighted-average fair value of those purchase rights granted in fiscal year 2000 and 1999 was $0.188 and $0.375 per share, respectively.

    In March 2000 the Company reserved 1,000,000 shares of its common stock for an incentive stock option plan (Plan) for employees, directors and consultants. Options are granted at the discretion of the board of directors with an exercise price equal to or greater than fair value at the grant date.

    In 2000, a total of 30,050 options were granted by the board to employees which expire in 2007.

    In 2000, a total of 60,000 shares were granted by the board to the directors of the Company which expire in 2007. Detail of options follows:

                                                           Weighted
                                                            average
                                Number of     Range of      exercise
                                shares         price         price
                              ------------  ------------   -----------
                              ------------  ------------   -----------

    Balance at June 30,             --          --               --
    1999
    Granted                     90,050    $   0.656 - $1.00   0.6791

    Exercised                       --          --               --
    Canceled                        --          --               --
                              ------------
                              ------------

    Balance at June 30,         90,050        0.656 - $1.00    0.6791
    2000                      ============

    None of the options are exercisable.

    Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below for the year ended June 30, 2000.

        Net income as reported                        $  200,417
        Net income pro forma                             185,417
        Net income per share is not different for pro forma purposes compared to net income as reported.

    Fair value was determined using the Black Scholes option - pricing model with the following assumptions. No expected dividends, volatility of 80%, risk-free interest rate of 6.4% and expected lives of seven years.

(5) Commitments and Contingencies
    (a) Royalty Agreement
        The Company had a royalty agreement with BioStar Medical Products, Inc. (BioStar) whereby the Company paid 5% of certain product sales, up to an aggregate of $600,000, in royalties. As of June 30, 1999, $600,000 of cumulative royalties has been paid to BioStar and no future royalty obligation exists. Royalty expense under this agreement totaled $61,000 for the year ended June 30, 1999.

    (b) Leases
        The Company is obligated under various noncancelable operating and capital leases primarily for its operating facility and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Future minimum lease payments under noncancelable leases with initial or remaining terms in excess of one year as of June 30, 2000, are as follows:

                                                Capital     Operating
                                                leases       leases
                                               ----------   ----------

        Years ending June 30:
          2001                               $   19,667      142,104
          2002                                   32,921       18,511
          2003                                   30,337        7,248
          2004                                    2,486        7,248
          2005                                       --        1,812
                                               ----------   ----------

               Total future minimum lease        85,411      176,923
        payments                                            ==========

        Less amount representing interest        (9,555)
                                               ----------

              Present value of minimum           95,856
        lease payments

        Less current portion                    (19,667)
                                               ----------

                                             $   56,189
                                               ==========

        Rent expense totaled $100,000 and $96,000 for the years ended June 30, 2000 and 1999, respectively.

    (c) Employment Agreements
        The Company has employment agreements with certain key employees, certain of whom are also stockholders. In addition to salary and benefit provisions, these agreements include defined commitments should the employees terminate their employment with or without cause.

(6) Income Taxes
    Income tax (expense) benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                                 2000         1999
                                              -----------  -----------

    Computed exported tax expense (benefit)  $  68,000     (275,000)
     Reduction (increase) in income taxes
     resulting from:
      State and local taxes, net of federal
        benefit                                  7,900       32,000
       Permanent differences                   (35,000)     (35,000)
       Impact of foreign loss not
        deductible in the United States         45,000        --
       Change in valuation allowance           (85,900)     278,000
                                              -----------  -----------
                                              -----------  -----------

                                             $    --          --
                                              ===========  ===========

    At June 30, 2000, the Company has a net operating loss carryforward for income tax purposes of approximately $3,150,000 expiring during the period from 2006 to 2020. Research and development tax credit carryforwards approximate $225,000. The future utilization of the operating loss carryforwards or the time period in which the carryforwards may be utilized could be limited if certain historical stockholders of REAADS sell their shares within two years of the purchase of Gray Wolf.

    As of June 30, 2000, the Company had a gross deferred tax asset of approximately $1,150,000 relating primarily to the Company's net operating losses and research and development credit carryforwards. A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(7) Related Party Transactions
    The  Company  has  entered  into  product  development,   manufacturing  and
    distribution agreements with Chugai, which provide certain rights for Chugai to distribute the Company's products in Japan.

    Amounts due from an officer are due in 2001, and do not bear interest.

(8) Concentration of Credit Risk
    The Company's customers are principally located in the United States, although there are significant foreign customers. The Company has a distribution agreement with Cambridge Life Sciences plc to distribute the Company's products in Europe. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables.

    Chugai is the Company's largest customer, representing approximately 17% and 16% of sales in the years ended June 30, 2000 and 1999, respectively, and approximately 9% and 20% of accounts receivable at June 30, 2000 and 1999, respectively.

 (9)  Reportable Segments
    The Company has two segments of business, domestic and international operations. International operations primarily transacts sales with customers in the United Kingdom and Europe, while domestic operations transact all other sales. The following table sets forth selected financial data for these segments for the year ended June 30, 2000. As the operating structure was one segment in 1999 comparative information is not provided:

                                       Year ended June 30, 2000
                                   ----------------------------------
                                   Domestic    International Total
                                   ----------  ----------   ---------

    Net sales - external
    customers
    Net sales - internal         $ 3,101,872    799,758     3,901,630
                                         --    (356,677)    (356,677)
                                   ----------  ----------   ---------
                                   ----------  ----------   ---------

          Total net sales        $ 3,101,872    443,081     3,544,953
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Depreciation and                                         149,076
    amortization                 $  146,180       2,896
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Interest expense             $ (148,854)         --     (148,854)
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Net income (loss)            $  333,861    (133,444)     200,417
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Segment assets               $ 2,139,779    150,608     2,290,387
                                   ==========  ==========   =========

 (10) Fourth-Quarter Adjustments (Unaudited)
    Year-end adjustments, which are primarily comprised of differences in inventory valuation, unrecorded liabilities for foreign sales activities, and capitalization of software development costs, had a statement of operation's impact as follows:

                                    Increase
                                   (decrease)
                                     to net            Increase
                                     income           (decrease)
                                      and               in net
                                  accumulated           income
                                    deficit           per share
                                  ----------         ----------

Quarter ended September        $   (77,815)              --
30, 1999
Quarter ended December             (82,305)              --
31, 1999
Quarter ended March 31,             12,036               --
2000
Quarter ended June 30,             245,940               .01
2000
                                 ----------          ----------
                               $    97,856               .01
                                ==========           ==========

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of October 2000.

                                       CORGENIX MEDICAL CORPORATION

                                        By: /s/ Luis R.  Lopez, M.D.
                                        -----------------------------
                                          Luis R. Lopez, M.D.
                                          Chairman     and    Chief
                                          Executive Officer


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                              Title                    Date



/s/ Luis R. Lopez               Chairman of the Board      October 2, 2000
----------------------          Chief Executive Officer
 Luis R. Lopez                  (principal executive officer)


/s/ Douglass T. Simpson         President, (principal       October 2, 2000
-----------------------         and accounting officer)
Douglass T. Simpson             Director


/s/ Brian E. Johnson            Director                    October 2, 2000
-----------------------
Brian E. Johnson