Form 10QSB
period 2000-09-30
CORGENIX MEDICAL CORP/CO
filed 2000-11-13
CIK 1063665

[PG NUMBER]
DGS-150328.1
November 13, 2000 8:34 AM
[PG NUMBER]
DGS-150328.1
November 13, 2000 8:34 AM
                                        1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Check  whether  the  issuer:  (1) filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes X   No  ___
              -

The number of shares of Common Stock outstanding was 17,424,584 as of November 1, 2000.

Transitional Small Business Disclosure Format.     Yes _     No X_

                          CORGENIX MEDICAL CORPORATION


                               September 30, 2000





                                TABLE OF CONTENTS


                                                                            Page


                                     Part I


                              Financial Information


      Item 1.   Financial Statements                                          3


      Item 2.   Management's  Discussion  and Analysis of
                Financial  Condition and Results of Operations                8




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                            15


      Item 2.   Changes in Securities and Use of Proceeds                    15


      Item 3.   Defaults Upon Senior Securities                              15


      Item 4.   Submission of Matters to a Vote of Security Holders          15


      Item 5.   Other Information                                            15


      Item 6.   Exhibits and Reports on Form 8-K                             15

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                     September 30, 2000      June 30, 2000
                                     -----------------------------------
                                                  (Unaudited)
Assets

Current assets:
  Cash and cash equivalents            $   11,531                46,698
  Accounts receivable, less allowance
  for doubtful accounts of $7,000         542,474               610,591

  Inventories                             531,711               551,082
  Prepaid expenses                           -                      511
                                        ----------            -----------
    Total current assets                 1,085,716            1,208,882
Equipment:
  Machinery and laboratory equipment       302,949              302,949
  Furniture, fixtures and                  391,155              385,088
  office equipment                     ------------          ------------
                                           694,104              688,037

  Accumulated depreciation and            (485,343)            (469,772)
  amortization                         ------------          -------------

      Net equipment                        208,761              218,265

Intangible assets:
  Patents, net of accumulated
    amortization of $740,114 and
    $721,490, respectively                 377,430              396,054

  Goodwill, net of accumulated
     amortization of $41,065 and
     $40,087, respectively                  20,523               21,501
  Software development costs               510,018              414,967
  Due from officer                          12,000               12,000
  Other assets                              18,673               18,718
                                        -----------          -------------

  Total assets                         $ 2,233,121            2,290,387
                                   =================       =================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of notes payable     $   209,200              213,816
  Current portion of capital                51,042               19,667
  lease obligation
  Accounts payable                         861,674              890,907
  Accrued payroll and related liabilities  135,741              125,163
  Other liabilities                        147,434              289,982
  Employee stock purchase plan payable       4,683                2,656
                                        ------------        ---------------

   Total current liabilities             1,409,774            1,542,191

Notes payable, excluding current portion   710,057              735,479
Capital lease obligation, excluding         47,325               56,189
 current portion
                                        ------------        ----------------

   Total liabilities                     2,167,156            2,333,859
                                       -------------        ----------------


Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
   Authorized 5,000,000 shares,
   none issued or outstanding                 -                     -
  Common stock, $0.001 par value.
   Authorized 20,000,000 shares;
   issued  and outstanding 17,424,584
   in September and 17,416,562 in June      17,425               17,417
Additional paid-in capital               3,960,660            3,958,898
Accumulated deficit                     (3,917,050)          (4,032,648)
Accumulated other comprehensive income       4,930               12,861

   Total stockholders' equity (deficit)     65,965              (43,472)
                                        ------------         ---------------
Total liabilities and stockholders'
 equity (deficit)                      $ 2,233,121            2,290,387
                                      =============          =============


See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                    Three Months Ended
                             September 30,      September 30,
                                 2000               1999
                           --------------------------------------
                             (Unaudited)        (Unaudited)


Net sales                      $908,731           $805,870
Cost of sales                   338,330            304,666
                           --------------------------------

          Gross profit          570,401            501,204

Operating expenses:
  Selling and marketing         187,234            151,686
  Research and development       88,677             99,165
  General and                   162,738            181,110
administrative
                           --------------------------------
  Total expense                 438,649            431,961

          Operating income      131,752             69,243


Interest expense, net            29,014             27,859
                           --------------------------------

          Net income           $102,738            $41,384
                               ========            =======


Net income per share basic      $  0.01             $ 0.00

Net income per share            $  0.01             $ 0.00
diluted

Weighted average shares      17,423,538         16,866,345
outstanding basic

Weighted average shares      17,425,114         16,866,345
outstanding diluted

Net income                    $ 102,738           $ 41,384

Other comprehensive               4,930               -
income - foreign currency
translation gain

Total comprehensive income    $ 107,668           $ 41,384



See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                    Three Months
                                                       Ended
                                               September    September
                                               30, 2000     30, 1999
                                               ---------------------
                                                    (Unaudited)


Cash flows from operating activities:
  Net income                                   $102,738     41,384
  Adjustments to reconcile
net income to net cash
provide by (used by)
operating
activities
   Depreciation and amortization                 35,173     32,416

   Changes in operating assets and liabilities:
     Accounts receivable                         68,117    (14,023)
     Inventories                                 19,371      5,750
     Prepaid expenses and other assets         (509,463)      (207)
     Accounts payable                           (29,233)      (207)
     Accrued payroll and related liabilities     10,578     (4,432)
     Other liabilities                         (142,548)    (3,982)
     Employee stock purchase plan payable         2,027         (8)
                                               ---------------------

         Net cash provided by (used by)        (443,240)    30,734
         operating activities                  ---------------------

Cash flows provided by (used                    436,758         -
by)investing activities - purchase of
equipment and software
development costs

Cash flows from financing activities:
  Payments on notes payable                     (30,038)   (49,319)
  Payments on leases payable                     (5,347)      (853)

Cash receipts from Employee                       1,770      3,582
stock purchase plan
                                               ---------------------

        Net cash used                           (33,615)  (46,590)
        by financing activities                ---------------------

       Net decrease in                          (40,097)  (15,856)
       cash and cash equivalents

Impact of foreign currency                        4,930       -
translation adjustment on cash

Cash and cash equivalents at                    $46,698    15,963
beginning of period                           ---------------------

Cash and cash equivalents at                    $11,531       107
end of period                                 =====================

Supplemental cash flow                          $29,014    27,859
disclosures-cash paid for interest

Noncash investing and                           $27,858       -
financing activity -
   Equipment acquired under
   capital leases


See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Corgenix Medical Corporation (Corgenix or the Company) develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. We market our products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors, and private label
(OEM) agreements. Our offices and manufacturing facility are located in Westminster, Colorado.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corgenix, Inc., Corgenix UK Limited (Corgenix
UK) and  healthoutfitters.com,  Inc.  Corgenix  UK was  established  as a United
Kingdom company during 1996 to market the Company's products in Europe. The operations of Corgenix UK were not significant for the period ended September 30, 1999. Transactions are generally denominated in US dollars and Corgenix UK held nominal assets and liabilities through September 1999.

      The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 2000 and June 30, 2000 and the results of their operations for each of the three month periods ended September 30, 2000 and 1999, and the cash flows for each of the three month periods then ended.

      The operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

2.    INCOME PER SHARE

      Basic and diluted income per share is presented based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method unless the impact is non-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of the outstanding warrants. For the three months ended September 30, 2000, the dilutive effect of outstanding warrants would have been 1,576. The effect of outstanding warrants was anti-dilutive for the three months ended September 30, 1999.

3.    INCOME TAXES

      The Company recognized net income in the three months ended September 30, 2000 and 1999. Although we recognized net income in the fiscal year ended June 30, 2000, we have historically incurred losses, and accordingly no tax benefit is recognized as it is more likely than not that taxable income will be offset by utilization of net operating loss carryforwards.

4.    REPORTABLE SEGMENTS
    The Company has two segments of business: domestic and international operations. International operations primarily transacts sales of diagnostic products with customers in the United Kingdom and Europe, while domestic operations transact all other sales of diagnostic products. The Company's other subsidiary, health-outfitters.com, had no revenue for the quarter ended September 30, 2000. The following table sets forth selected financial data for these segments for the quarter ended September 30, 2000. As the operating structure was one segment in 1999 comparative information is not provided:

                        Quarter ended September 30, 2000
                     ---------------------------------------
                          Domestic International Total
                     ------------- ------------ ------------

    Net sales -       $791,093       220,486     1,011,579
    external customers
    Net sales -       (102,848)            0     (102,848)
    internal         ============= ============ ============
          Total       $688,245       220,486      908,731
    net sales
                     ============= ============ ============

    Depreciation      $ 35,173             0       35,173
    and amortization
                     ============= ============ ============

    Interest expense  $ (24,989)       (4,025)     (29,014)
                    ============= ============ ============

    Net income        $  63,968        38,770      102,738
    (loss)          ============= ============ ============

    Segment assets   $ 2,201,288       31,833    2,233,121
                    ============= ============ ============



5.    Liquidity and Capital Resources


      Since inception, the Company has financed its operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $3.9 million from sales of these securities. The Company has also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through September 30, 2000, Corgenix had invested $209,000, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.


      At September 30, 2000, the Company had cash of $11,531, a working capital deficit of $324,498, and short and long-term notes and leases payable of $1,017,624, with $260,242 due in the following twelve months and the remainder due at varying dates through February 2006. In 2000, the Company's accounts payable decreased 3.3% to $862,000 from $891,000 in 1999, and accounts receivable decreased 11.3% to $542,000 from $611,000 in 1999.

      The Company expects that cash flows from current operations will be sufficient to fund such operations at current levels. Management is aggressively pursuing financing alternatives to provide funds for current operations and growth plans including health-outfitters.com, which financing alternatives may involve accessing the public equity or debt markets.

                          CORGENIX MEDICAL CORPORATION
                    Management's Discussion and Analysis Of
                 Financial Condition and Results of Operations


      The  following   discussion   should  be  read  in  conjunction  with  the
consolidated financial statements and accompanying notes included elsewhere herein.


      General


      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 140 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, in the UK through a direct sales force, internationally through an extensive distributor network, and to several significant OEM partners.

      We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, we do not operate with a backlog.

      Except for the fiscal year ending June 30, 1997, we have experienced revenue growth since our inception, primarily from sales of products and contract revenue from strategic partners. Contract revenue consists of licensing fees, milestone payments, and royalty payments from research and development agreements with strategic partners.

      Beginning in fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

      Although we have experienced growth in revenue every year since 1990 except for 1997, there can be no assurance that, in the future, we will sustain revenue growth or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, (vii) changes in the mix of products that we sell, and (viii) the acceptance of e-commerce for healthcare products by consumers.



      Results of Operations


      Three Months Ended September 30, 2000 and 1999


      Net sales. Net sales for the three months ended September 30, 2000 were $909,000, a 12.8% increase from $806,000 in 1999. A component of net sales, gross product sales, increased 4.5% to $839,000 in 2000 from $803,000 in 1999, because of expansion of the Company's customer base in the United States, enlargement of the Company's international distribution network, and the worldwide market launch of several new products.


      Cost of sales. Cost of sales in dollars for the first quarter increased to $338,000 in 2000 from $305,000 in 1999. As a percentage of sales, cost of sales was relatively unchanged at 37.2% in the first quarter of 2000 compared to 37.8% in the first quarter of 1999. The gross profit increased 13.8% to $570,000 in 2000 from $501,000 in 1999.


      Selling and marketing. Selling and marketing expenses increased 23.0% to $187,000 in the first quarter of 2000 from $152,000 in the first quarter of 1999, primarily due to the addition of a direct sales force in the UK. As a percentage of sales, selling and marketing expenses increased to 20.6% in 2000 from 18.9% in 1999.


      Research and development. Research and development expenses decreased 10.1% to $89,000 in the first quarter of 2000 from $99,000 in the first quarter of 1999. As a percentage of sales, research and development expenses decreased to 9.8% in the first quarter of 2000 from 12.3% in the first quarter of 1999. No additional projects were added to the ongoing development program during the first quarter of fiscal year 2001.


      General and administrative.  General and administrative expenses decreased
10.1 % to $163,000 in the first quarter of 2000 from $181,000 in the first quarter of 1999, due in part to a reduction in legal, accounting and related costs. As a percentage of sales, general and administrative expenses decreased to 17.8% in 2000 from 22.6% in 1999.


      Net profit. Net profit for the first quarter in 2000 was $103,000, compared to a net profit of $41,000 in the first quarter of 1999.


      Liquidity and Capital Resources


      Since inception, we have financed our operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $3.9 million from sales of these securities. We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through September 30, 2000, we have invested $209,000, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support our development and administrative activities.


      At September 30, 2000, we had cash of $11,531, a working capital deficit of $324,058, and short and long-term notes and leases payable of $1,017,624, with $260,242 due in the following twelve months and the remainder due at varying dates through February 2006. In the first quarter of 2000, our accounts payable decreased 3.3% to $862,000 from $891,000 in 1999, and our accounts receivable decreased 11.3% to $542,000 from $611,000 in 1999.

      We expect that cash flows from our current operations will be sufficient to fund such operations at current levels. We are aggressively pursuing financing alternatives to provide funds for our current operations and our growth plans including health-outfitters.com, which financing alternatives may involve accessing the public equity or debt markets. There can be no assurance that we will be able to obtain sufficient capital from such financings to offset our working capital deficits or to pursue our expansion plans.



      Forward-Looking Statements and Risk Factors

      This 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-QSB, including, without limitation, statements regarding future product developments, statements regarding our intent to develop the Consumer Products Business, acquisition strategies, strategic partnership expectations, technological developments, the development, launch and operation of health-outfitters.com, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated over $3,917,000, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our funding needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both professional products and health-outfitters.com, we may need to raise additional capital to fund our continuing operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, our selling and marketing activities or our plans to develop the health-outfitters.com business, any of which could have a material adverse effect on the future of our business.

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

      The e-commerce healthcare market is a relatively new and unproven business. Whether we succeed depends upon broad acceptance of internet-based healthcare product purchasing, as well as our ability to generate brand awareness and vendor relationships.

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

      Risks Associated with Exchange Rates

      Our financial statements are consolidated in US dollars. At the end of each fiscal quarter and the fiscal year, we convert the financials statements of Corgenix UK, which operates in pounds sterling, into US dollars, and consolidate them with results from Corgenix, Inc. We may, from time to time, also need to exchange currency from US dollars to pounds sterling, or from pounds sterling to US dollars. Foreign exchange rates are volatile and can change in an unknown and unpredictable fashion. Should the foreign exchange rates change to levels different than anticipated by us, our business, financial condition and results of operations may be materially adversely affected.

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

ExhibitNumber              Description of Exhibit
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

3.4      Bylaws of health-outfitters.com, Inc. dated November 16,
         1999 (filed as Exhibit 3.4 to the Company's filing on Form 10-QSB for the fiscal quarter ended December 31, 1999).

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

10.12 Employment Agreement dated May 22, 1998 between Douglass T. Simpson and the Company (filed as Exhibit 10.12 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.13 Employment Agreement dated May 22, 1998 between Ann L. Steinbarger and the Company (filed as Exhibit 10.13 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.14 Employment Agreement dated May 22, 1998 between Taryn G. Reynolds and the Company (filed as Exhibit 10.14 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.15 Employment Agreement dated May 22, 1998 between Catherine (O'Sullivan) Fink and the Company (filed as Exhibit 10.15 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.16    Consulting Contract dated May 22, 1998 between Wm. George
         Fleming, Bond Bio-Tech, Ltd. and the Company (filed as
         Exhibit 10.16 to the Company's Registration Statement on
         Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.17    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998,
         and incorporated herein by reference).
10.19 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed as Exhibit 10.19 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.20 Deed of Guarantee Sterling and Currency dated May 14, 1997 by REAADS Bio-Medical Products (UK) Limited (filed as Exhibit 10.20 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.23    Consulting Agreement dated January 18, 2000 between AR
         Medical Supply, Inc. and the Company.
10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998, and incorporated herein by reference)
10.25
         Settlement Agreement and General Release dated September 21, 1999 with Transglobal Financial Corporation and the Company (filed as Exhibit
         10.25 to the Company's filing on
10.26    Form  10-QSB  for the fiscal  quarter  ended  December  31,
         1999).

         Promissory note dated September 21, 1999 with Transglobal 10.27 Financial Corporation and the Company (filed as Exhibit
         10.26 to the Company's filing on Form 10-QSB for the fiscal quarter ended December 31, 1999).

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



                                    CORGENIX MEDICAL CORPORATION



November 13, 2000                   By:   /s/ Luis R. Lopez
                                          Luis R.Lopez, M.D.
                                          Chairman and Chief Executive Officer