Form 10QSB
period 2000-12-31
CORGENIX MEDICAL CORP/CO
filed 2001-02-06
CIK 1063665

[PG NUMBER]
DGS-150328.1
February 6, 2001 9:43 AM
[PG NUMBER]
DGS-150328.1
February 6, 2001 9:43 AM
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

The number of shares of Common Stock outstanding was 18,011,174 as of February 2, 2001.

Transitional Small Business Disclosure Format.     Yes _     No X_

                          CORGENIX MEDICAL CORPORATION


                                December 31, 2000





                                TABLE OF CONTENTS


                                                                            Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                           3


      Item 2.   Management's  Discussion  and Analysis of
                Financial  Condition and Results of Operations              8




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                           16


      Item 2.   Changes in Securities and Use of Proceeds                   16


      Item 3.   Defaults Upon Senior Securities                             16


      Item 4.   Submission of Matters to a Vote of Security Holders         16


      Item 5.   Other Information                                           16


      Item 6.   Exhibits and Reports on Form 8-K                            16

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                     December 31, 2000        June 30, 2000
                                       (Unaudited)              (Audited)
Assets

Current assets:
  Cash and cash equivalents           $  61,732                  46,698
  Accounts receivable, less
   allowance for doubtful
   accounts of $7,000                   714,881                 610,591
  Inventories                           533,925                 551,082
  Prepaid expenses                       13,293                     511
                                        --------                ---------
      Total current assets            1,323,831               1,208,882
Equipment:
  Machinery and laboratory equipment    302,949                 302,949
  Furniture, fixtures and office
   equipment                            392,144                 385,088
                                       ---------               ----------
                                        695,093                 688,037

  Accumulated depreciation and
   amortization                        (500,916)               (469,772)
      Net equipment                     194,177                 218,265

Intangible assets:
  Patents, net of accumulated
    amortization of $758,738
    and $721,490, respectively          358,806                 396,054
  Goodwill, net of accumulated
    amortization of $42,043 and
    $40,087, respectively                19,545                  21,501
  Software development costs            588,683                 414,967
  Due from officer                       12,000                  12,000
  Other assets                           18,560                  18,718
                                        ---------             ---------
     Total assets                   $ 2,515,602               2,290,387
                                   ==============          ==============

  Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of notes
    payable                         $  212,229                  213,816
  Current portion of capital
    lease obligation                    34,238                   19,667
  Accounts payable                   1,003,133                  890,907
  Accrued payroll and related
    liabilities                        140,692                  125,163
  Other liabilities                    145,469                  289,982
  Employee stock purchase
    plan payable                         6,823                    2,656
                                   -------------             ------------

      Total current liabilities      1,542,584                1,542,191

Notes payable, excluding
  current portion                      683,961                  735,479
Capital lease obligation,
  excluding current portion             53,026                   56,189
                                  --------------             ------------

      Total liabilities              2,279,571                2,333,859
                                  --------------             ------------


Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
  Authorized 5,000,000 shares,
  none issued or outstanding             -                        -

  Common stock, $0.001 par value.
  Authorized 20,000,000 shares;
  issued  and outstanding
  17,441,174 in December and
  17,416,562 in June                    17,441                    17,417
Additional paid-in capital           3,963,468                 3,958,898
Accumulated deficit                 (3,745,916)               (4,032,648)
Accumulated other comprehensive
  income                                 1,038                    12,861
                                   ------------              -------------
      Total stockholders'
       equity (deficit)                236,031                   (43,472)
                                   ------------              -------------

Total liabilities and stockholders'
 equity (deficit)                  $ 2,515,602                 2,290,387
                                 ==============             ==============

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Operations and Comprehensive Income

-------------------------------------------------------------------------------

                            Three Months Ended         Six Months Ended
                       December 31,  December 31,  December 31,   December 31,
                         2000           1999           2000           1999
                      ---------------------------------------------------------
                              (Unaudited)                (Unaudited)



Net sales                 $1,042,563   904,753      1,951,294    1,710,623
Cost of sales                326,701   698,176        631,367      359,846
                      ---------------------------------------------------------

          Gross profit    $  682,717   578,052      1,253,118    1,079,256

Operating expenses:
  Selling and marketing       160,228   230,602      347,462      382,288
  Research and development     89,219    60,179      177,896      159,344
  General and admin.          221,726   186,574      384,464      367,684
                      ---------------------------------------------------------
  Total expenses              471,173   477,355      909,822      909,316

          Operating income   $211,544   100,697      343,296      169,940

Interest expense, net          40,411    36,126       69,425       63,985
                     ----------------------------------------------------------

          Net income         $171,133    64,571      273,871      105,955

 Net income per share,          $0.01      0.00         0.02         0.01
basic

 Net income per share,          $0.01      0.00         0.02         0.01
diluted

Weighted average shares    17,433,240  17,264,795   17,428,389   17,065,570
   outstanding,  basic

Weighted average shares
   outstanding, diluted    17,462,587  17,264,795   17,457,736   17,065,570
                        ========================================================


          Net income         $171,133      64,571      273,871      105,955

 Other comprehensive        $  (3,892)        -          1,038          -
 income (loss) - foreign
 currency translation gain
 (loss)

 Total comprehensive income $ 167,241      64,571      274,909      105,955
                            =========      ======      =======      =======

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                   Six Months Ended
                                               December 31,    December 31,
                                                  2000            1999
                                             -------------------------------
                                                       (Unaudited)
Cash flows from operating activities:
  Net income                                  $  273,871          105,955
  Adjustments to reconcile net
  income to net cash provided by
  (used by) operating activities
        Depreciation and amortization             70,348           71,755

  Changes in operating assets and liabilities:
        Accounts receivable                     (104,290)        (239,565)
        Inventories                               17,157          (56,179)
        Prepaid expenses and other assets        (12,624)         (60,190)
        Accounts payable                         112,226          101,668
        Accrued payroll/related liabilities       15,529            6,954
        Other liabilities                       (144,513)          41,838
        Employee stock purchase plan payable       4,167             (364)
                                               ----------------------------

          Net cash provided by (used by)         231,871          (28,128)
          operating activities
                                               ----------------------------

Cash flows used by investing
activities
         Purchase of equipment                    (7,056)         (24,957)
         Software development costs             (173,716)              -
                                               ----------------------------
          Net cash used by investing            (180,772)         (24,957)
          activities


Cash flows from financing activities:
  Payments on notes payable                      (53,105)         (34,981)
  Payments on capital leases                     (16,450)          (1,280)
  Borrowings on capital leases                    27,858               -
  Cash receipts for common stock                   4,594          108,527
                                               ----------------------------

          Net cash provided
          by (used by) financing activities      (37,103)          72,266
                                               ----------------------------

Impact of foreign currency
translation adjustment on cash                     1,038               -

          Net increase in
          cash and cash equivalents               15,034           19,181

Cash and cash equivalents at
beginning of period                               46,698           15,963
                                               ----------------------------

Cash and cash equivalents at end
of period                                      $  61,732           35,144
                                               ==============================

Supplemental cash flow disclosures-
   cash paid for interest                      $  69,425           63,985


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

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corgenix, Inc., Corgenix UK Limited (Corgenix
UK) and  health-outfitters.com,  Inc.  Corgenix UK was  established  as a United
Kingdom  company  during  1996 to  market  the  Company's  products  in  Europe.
Transactions are generally denominated in US dollars and Corgenix UK held nominal assets and liabilities through September 1999, and became an operating subsidiary in October 1999.

      The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at December 31, 2000 and June 30, 2000 and the results of operations for each of the three and six month periods ended December 31, 2000 and 1999, and the cash flows for each of the six month periods then ended.

      The operating results for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

2.    INCOME PER SHARE

      Basic and diluted income per share is presented based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method unless the impact is non-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding options and warrants. For the three and six months ended December 31, 2000, the dilutive effect of outstanding warrants would have been 29,347. The effect of outstanding warrants was anti-dilutive for the three and six months ended December 31, 1999. The effect of outstanding options was anti-dilutive for the three and six months ended December 31, 1999 and 2000.


3.    INCOME TAXES

The Company recognized net income in the three months ended December 31, 2000 and 1999. Although the Company recognized net income in the year ended June 30, 2000, it historically has incurred losses, and accordingly no net income tax benefit has been recognized. The Company will continue to assess when it is appropriate to release some or all of the valuation allowance for deferred income taxes based on attaining net income in the future.


4.    REPORTABLE SEGMENTS
    The Company has two segments of business: domestic and international operations. International operations primarily transacts sales of diagnostic products with customers in the United Kingdom and Europe, while domestic operations transact all other sales of diagnostic products. The Company's other subsidiary, health-outfitters.com, Inc. had no revenue for the three and six months ended December 31, 2000. The following table sets forth selected financial data for these segments for the three and six month periods ended
December 31, 2000 and 1999. The operating structure was one segment until October 13, 1999.

                          Three Months Ended                Six Months Ended
                          December 31, 2000                December 31, 2000
                    -----------------------------------------------------------
                    Domestic    Intl.    Total     Domestic     Intl.   Total

Net sales-         $947,162    194,004  1,141,166  1,738,255   414,490 2,152,745
external customers

Net sales -        $(98,603)      0       (98,603) (201,451)     0     (201,451)
internal
                   ----------  --------   -------   -------  ---------  --------
                   ----------  --------   -------   -------  ---------  --------

 Total net sales   $848,559     194,004  1,042,563 1,536,804   414,490 1,951,294
                  ==========   ========   =======   =======  ========= ========
                  ==========   ========   =======   =======  ========= ========

Depreciation and  $  30,579       0         30,579    70,348     0        70,348
amortization
                  ==========   ========    =======   =======  ========= ========
                  ==========   ========    =======   =======  ========= ========

Interest expense  $ (28,452)   (11,959)    (40,411)  (53,441) (15,984)  (69,425)

                  ==========   ========    =======   =======  ========= ========
                  ==========   ========    =======   =======  ========= ========

Net income        $ 127,221     43,914     171,133   191,189   82,684   273,871

                  ==========   ========    =======   =======  ========= ========
                  ==========   ========    =======   =======  ========= ========

Segment assets   $2,460,811      54,791   2,515,602 2,460,811  54,791  2,515,602
                  ==========   ========    =======  =======   ========= ========
                  ==========   ========    =======  =======   ========= ========



                         Three Months Ended               Six Months Ended
                          December 31, 1999               December 31, 1999
                   -------------------------------------------------------------
                    Domestic   Intl.    Total   Domestic     Intl.     Total

Net sales-       $  791,527   187,614  979,141  1,597,397   187,614  1,785,011
external customers

Net sales-
internal         $  (74,388)     0     (74,388)   (74,388)     0     (74,388)
                   ---------  -------- -------    -------   -------- --------
                   ---------  -------- -------    -------   -------- --------
Total net sales  $  717,139   187,614  904,753  1,523,009   187,614  1,710,623
                  ==========  ======== =======  =========  ========= ========
                  ==========  ======== =======  =========  ========= ========

Depreciation and $   27,756       0     27,756     55,512       0      55,512
amortization
                  ==========  ========  =======   =======  ========= ========
                  ==========  ========  =======   =======  ========= ========

Interest expense $  (27,600)   (8,526) (36,126)   (55,479)   (8,526)  (64,005)
                  ==========  ========  =======    =======  ========= ========
                  ==========  ========  =======    =======  ========= ========

Net income       $   15,522    44,530   60,052     19,455     44,530   63,985
                  ==========  ========  =======    =======  ========= ========
                  ==========  ========  =======    =======  ========= ========

Segment assets  $ 1,783,607   305,237 2,088,844  1,783,607   305,237  2,088,844
                  ==========  ========  =======    =======  ========= ========
                  ==========  ========  =======    =======  ========= ========



5.    Liquidity and Capital Resources

      Since inception, the Company has financed its operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $4.0 million from sales of these securities. The Company has also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through December 31, 2000, Corgenix had invested $194,000, (net of accumulated amortization) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.

      At December 31, 2000, the Company had cash of $62,000, a working capital deficit of $219,000, and short and long-term notes and leases payable of $983,000, with $246,000 due in the following twelve months and the remainder due at varying dates through February 2006. In the six month period ended December 31, 2000, the Company's accounts payable increased 11.8% to $1,003,000 from $897,000 in the same period in 1999, and accounts receivable decreased 5.4% to $715,000 from $756,000 from the same period in 1999.

      The Company expects that cash flows from current operations will be sufficient to fund operations at current levels. Management is aggressively pursuing financing alternatives to provide funds for growth plans.

                          CORGENIX MEDICAL CORPORATION
                     Management's Discussion and Analysis Of
                 Financial Condition and Results of Operations


      The  following   discussion   should  be  read  in  conjunction  with  the
consolidated financial statements and accompanying notes included elsewhere herein.


      General


      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 140 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, direct sales and marketing personnel, internationally through an extensive distributor network, and to several significant OEM partners.

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

      Although we have experienced growth in revenue every year since 1990, except for 1997, there can be no assurance that, in the future, we will sustain revenue growth or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, (vii) changes in the mix of products that we sell, and (viii) the acceptance of e-commerce for healthcare products by consumers.



      Results of Operations


      Three Months Ended December 31, 2000 and 1999


      Net sales. Net sales for the three months ended December 31, 2000 were $1,043,000, a 15.2% increase from $905,000 in 1999. A component of net sales, gross product sales, increased 1.3% to $914,000 in 2000 from $902,000 in 1999, because of continued growth of the Company's customer base in the United States, enlargement of the Company's international distribution network, and increased acceptance worldwide of recently launched products.


      Cost of sales. Cost of sales in dollars for the second quarter increased to $360,000 in 2000 from $327,000 in 1999. As a percentage of sales, cost of sales decreased to 34.5% in the second quarter of 2000 compared to 36.1% in the second quarter of 1999 mainly due to product mix. The gross profit increased 18.2% to $683,000 in 2000 from $578,000 in 1999.


      Selling and marketing. Selling and marketing expenses decreased 30.7% to $160,000 in the second quarter of 2000 from $231,000 in the second quarter of 1999, primarily due to allocation and capitalization of certain costs of developing internal use software for health-outfitters.com in 2000. As a percentage of sales, selling and marketing expenses decreased to 15.3% in 2000 from 25.5% in 1999.


      Research and development. Research and development expenses increased 48.3% to $89,000 in the second quarter of 2000 from $60,000 in the second quarter of 1999. As a percentage of sales, research and development expenses increased to 8.5% in the second quarter of 2000 from 6.6% in the second quarter of 1999. One new product development program was added in 2000. The increased expenses were mainly due to a credit of $43,000 in 1999 for previously realized expense for outside clinical trials which were determined to be no longer necessary for the Company. Without the $43,000 credit in 1999, research and development expenses would have decreased 13.6% to $89,000 in 2000 from $103,000 in 1999.


      General and administrative. General and administrative expenses increased 18.7% to $222,000 in the second quarter of 2000 from $187,000 in the second quarter of 1999 due in part to increased accounting and related costs. As a percentage of sales, general and administrative expenses increased to 21.3% in 2000 from 20.7% in 1999.


      Net income. Net income for the second quarter in 2000 was $171,000, a 163.1% increase from $65,000 in the second quarter of 1999.




      Six Months Ended December 31, 2000 and 1999

      Net sales. Net sales for the six months ended December 31, 2000 were $1,951,000, a 14.0% increase from $1,711,000 in 1999. Gross product sales increased 2.8% to $1,753,000 in 2000 from $1,705,000 in 1999 because of growth of the Company's customer base worldwide and the increased acceptance of recently launched products


      Cost of sales. Cost of sales increased to $698,000 in 2000 from $631,000 in 1999. As a percentage of sales, cost of sales decreased to 35.8% in 2000 from 36.9% in 1999. This reduction was mainly reflective of product mix. Gross profit increased 16.1% to $1,253,000 in 2000 from $1,079,000 in 1999.


      Selling and marketing. Selling and marketing expenses decreased 9.2% to $347,000 in 2000 from $382,000 in 1999 due to allocation and capitalization of the costs of developing the software for health-outfitters.com in 2000.


      Research and development. Research and development expenses increased 11.9% to $178,000 in 2000 from $159,000 in 1999. The increased expenses were mainly due to a credit in 1999 for previously realized expense for outside clinical trials which were determined to be no longer necessary for the Company.


      General and administrative. General and administrative expenses increased 4.3% to $384,000 in 2000 from $368,000 in 1999 due in part to increased accounting and related costs.


      Net profit (loss). Net profit for the first six months increased 158.4% to $274,000 in 2000 from $106,000 in 1999 due to increased product sales and an increase in percent gross profit.

      Liquidity and Capital Resources


      Since inception, we have financed our operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $4.0 million from sales of these securities. We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through December 31, 2000, we have invested $194,000, (net of accumulated depreciation) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support our development and administrative activities.


      At December 31, 2000, we had cash of $62,000, a working capital deficit of $219,000, and short and long-term notes and leases payable of $983,000, with $246,000 due in the following twelve months and the remainder due at varying dates through February 2006. In the second quarter of 2000, our accounts payable increased 11.8% to $1,003,000 from $897,000 in 1999, and our accounts receivable decreased 5.4% to $715,000 from $756,000 in 1999.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated over $3,745,000, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our funding needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both professional products and health-outfitters.com, we may need to raise additional capital to fund our continuing operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, our selling and marketing activities or our plans to develop the health-outfitters.com business, any of which could have a material adverse effect on the future of our business.

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


Item 2.    Changes in Securities and Use of Proceeds


      On November 14, 2000, we issued to Eduardo Mizrahi ("Mr. Mizrahi") sixteen thousand, five hundred ninety (16,590) restricted shares of common stock of the Company in consideration of the Consulting Agreement between the Company and Mr. Mizrahi dated June 13, 2000.

Item 3.    Defaults Upon Senior Securities


      None


Item 4.    Submission of Matters to a Vote of Security Holders


      No matters were submitted to a vote of the Company's security holders during the period covered by this report.


Item 5.    Other Information


      On November 14, 2000, we entered into a consulting  agreement with Leland
P. Snyder ("Mr. Snyder") whereby Mr. Snyder will provide advice, consultation and other assistance to the Corgenix Board of Directors (the "Board") in the recruitment of qualified individuals to serve as directors of the Board. The agreement expires May 14, 2001. Mr. Snyder is a shareholder of Corgenix Medical Corporation.


      On December 16, 2000, we entered into a consulting agreement with William H. Critchfield ("Mr. Critchfield") whereby Mr. Critchfield will serve as Vice President and Chief Financial Officer of Corgenix. The agreement expires June 16, 2001 and may be extended for additional six-month periods.


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

         Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds.
10.28*   Consulting Agreement dated November 14, 2000 between
         Leland P. Snyder and the Company.
10.29*   Consulting Agreement dated December 16, 2000 between
         William H. Critchfield and the Company.
21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).


-------------------------------
*  Filed herewith.


      (b)  Reports on Form 8-K.

           None

                                        SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



February 6, 2001                    By:/s/ Luis R. Lopez
                                    Luis R. Lopez, M.D.
                                    Chairman/Chief Executive Officer

                                                                   Exhibit 10.28
                              CONSULTING AGREEMENT


This Agreement is made effective as of November 14, 2000, between Corgenix Medical Corporation, ("Corgenix) and Leland P. Snyder ("Mr. Snyder").

      1. Background. Corgenix desires to engage Mr. Snyder as an independent contractor to provide such advice, consultation, and other assistance in the recruitment of qualified individuals to serve as directors of the Corgenix Board of Directors (the "Board") as may from time to time be requested. This Agreement sets forth the terms and conditions for such services.

      2. Services.  Mr. Snyder will be engaged as an independent  contractor to
         --------
provide such services as may from time to time be requested by Corgenix in connection with the make up of the Board, which may include attendance at meetings of the Board to be held by conference call or at Corgenix facilities in Westminster, Colorado, or at other sites to be agreed to by both parties.

      3.  Compensation.  During the term of this  Agreement,  Mr.  Snyder  will
          ------------
receive the following compensation for services.

(a)   A monthly fee of $500.00.
(b) Reimbursement for reasonable business expenses actually incurred in the performance of consulting services (including airfare, meals and lodging), such expenses to be approved by Corgenix in advance.

      4. Independent Contractor. In the performance of the consulting services, Mr. Snyder shall be deemed to be an independent contractor (and not an employee or agent of Corgenix) for all purposes under any and all laws, whether existing or future, including without limitation Social Security laws, unemployment insurance laws, and withholding and other employment taxation laws. Mr. Snyder agrees to comply with applicable laws, rules, and regulations in respect to independent contractors, including without limitation, the payment of all taxes required.

      5. Prior Obligation or Restriction. Both parties warrant and agree that there is no obligation or restriction and neither will assume any obligation or restriction that would in any way interfere or be inconsistent with its duties and/or responsibilities under this Agreement.

      6. Confidential Information. Mr. Snyder shall not, at any time during or following the work on behalf of Corgenix, directly or indirectly distribute, use, or disclose to any person other than authorized officers or personnel of Corgenix, trade secret or confidential information relating to any activity of Corgenix (hereafter "Confidential Information"). All notes, memoranda, or other writings made by Mr. Snyder or which may come into Mr. Snyder's possession while working with Corgenix, or which relate in any way to or embody any Confidential Information concerning any activity of Corgenix marketing and business ideas, shall be the exclusive property of Corgenix and shall be kept on the Corgenix premises except when required elsewhere in connection with its activities. Upon completion of Mr. Snyder's services, Mr. Snyder will deliver to the Company all physical materials in its possession or within its control relating to any Confidential Information which belongs to Corgenix. Mr. Snyder shall execute all such documents of assignment or other documents as Corgenix may deem reasonably required to effect the provisions of this Paragraph 6. The provisions of this Paragraph 6 shall survive the termination of this Agreement.

      7. Term. The term of this Agreement shall commence on the date hereof and continue for six (6) months; provided, however, that the term of this Agreement will be continued in additional six-month increments unless cancelled by either party in writing at least 30 days in advance of the expiration date of this agreement.

      8.  Miscellaneous.  This  Agreement  shall be governed by the laws of the
          -------------
state of Colorado. If any term or provision of this Agreement is found by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity of the remainder hereof.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

      Corgenix Medical Corporation                 Leland P. Snyder

By:   s/ Douglass T. Simpson                        By:  s/ Leland P. Snyder
      Douglass T. Simpson                           Leland P. Snyder
      President

                                                                   Exhibit 10.29
                              CONSULTING AGREEMENT


This agreement (the "Consulting Agreement") is made effective as of December 16, 2000, between Corgenix Medical Corporation, ("Corgenix" or the "Company") and William H. Critchfield ("Mr. Critchfield").

      1.   Background.  Corgenix  desires  to  engage  Mr.  Critchfield  as  an
           ----------
independent contractor to serve as Vice President and Chief Financial Officer of the Company. This Consulting Agreement sets forth the terms and conditions for such services.

      2. Services. Mr. Critchfield will be engaged as an independent contractor to provide certain consulting services to Corgenix on a part-time basis, and in that capacity, will report directly to the President of the Company (the "Corgenix President"). The Corgenix President shall establish reasonable duties, responsibilities, goals, timelines and other requirements and expectations (collectively, the "Job Description") of the Chief Financial Officer position to be performed by Mr. Critchfield pursuant to this Consulting Agreement. Mr. Critchfield will devote sufficient time in his performance of these duties to meet the requirements of the Job Description, expected to be approximately half-time. Mr. Critchfield's duties will include work at Corgenix facilities in Westminster, Colorado, by conference telephone call, or at other sites to be agreed to by both parties.

      3. Compensation. During the term of this Agreement, Mr. Critchfield will receive the following compensation for services.

(c) A monthly fee of $5,500.00, paid one-half on the first day of the month, and one-half on the sixteenth day of the month.
(d) Reimbursement for reasonable business expenses actually incurred in the performance of consulting services (including automobile, airfare, meals and lodging), such expenses to be approved by the Corgenix President in advance.

      4. Independent Contractor. In the performance of the consulting services, Mr. Critchfield shall be deemed to be an independent contractor (and not an employee or agent of Corgenix) for all purposes under any and all laws, whether existing or future, including without limitation Social Security laws, unemployment insurance laws, and withholding and other employment taxation laws. Mr. Critchfield agrees to comply with applicable laws, rules, and regulations in respect to independent contractors, including without limitation, the payment of all taxes required.

      5. Prior Obligation or Restriction. Both parties warrant and agree that there is no obligation or restriction and neither will assume any obligation or restriction that would in any way interfere or be inconsistent with its duties and/or responsibilities under this Consulting Agreement.

      6. Confidential Information. Mr. Critchfield shall not, at any time during or following the work on behalf of Corgenix, directly or indirectly distribute, use, or disclose to any person other than authorized officers or personnel of Corgenix, trade secret or confidential information relating to any activity of Corgenix (hereafter "Confidential Information"). This excludes financial and other information which Mr. Critchfield must disclose to others in the performance of his duties as Chief Financial Officer. All notes, memoranda, or other writings made by Mr. Critchfield or which may come into Mr. Critchfield's possession while working with Corgenix, or which relate in any way to or embody any Confidential Information concerning any activity of Corgenix marketing and business ideas, shall be the exclusive property of Corgenix and shall be kept on the Corgenix premises except when required elsewhere in connection with its activities. Upon completion of Mr. Critchfield's services, Mr. Critchfield will deliver to the Company all physical materials in its possession or within its control relating to any Confidential Information which belongs to Corgenix. Mr. Critchfield shall execute all such documents of assignment or other documents as Corgenix may deem reasonably required to effect the provisions of this Paragraph
6. The provisions of this Paragraph 6 shall survive the termination of this Consulting Agreement.

      7. Term. The term of this Consulting Agreement shall commence on the date hereof and continue for six (6) months; provided, however, that the term of this Consulting Agreement will be continued in additional six-month increments unless cancelled by either party in writing at least 30 days in advance of the expiration date of this agreement.

      8. Termination. This Consulting Agreement may be terminated prior to expiration of the term of this Consulting Agreement upon thirty (30) days' written notice by either party.

      9. Miscellaneous. This Consulting Agreement shall be governed by the laws of the state of Colorado. If any term or provision of this Consulting Agreement is found by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity of the remainder hereof.


IN WITNESS WHEREOF, the parties hereto have executed this Consulting Agreement as of the day and year first above written.

      Corgenix Medical Corporation               William H. Critchfield


By:   s/ Douglass T. Simpson                     By:  s/ William H. Critchfield
      Douglass T. Simpson                        William H. Critchfield
      President