Form 10-Q
period 2001-03-31
CORGENIX MEDICAL CORP/CO
filed 2001-05-11
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

      _ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from           to
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

The number of shares of Common Stock outstanding was 19,609,448 as of May 7, 2001.

Transitional Small Business Disclosure Format.     Yes _     No X_

                          CORGENIX MEDICAL CORPORATION


                                 March 31, 2001





                                TABLE OF CONTENTS


                                                                       Page
                                                                     --------

                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                       3


      Item 2.   Management's  Discussion  and Analysis of  Financial
                Condition and Results of Operations                     9




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                      16


      Item 2.   Changes in Securities and Use of Proceeds              16


      Item 3.   Defaults Upon Senior Securities                        16


      Item 4.   Submission of Matters to a Vote of Security Holders    16


      Item 5.   Other Information                                      16


      Item 6.   Exhibits and Reports on Form 8-K                       17

                                     Part I
                   Item 1. Consolidated Financial Statements

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                                March 31, 2001    June 30, 2000
                                              -----------------  ---------------
                                                 (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                     $  272,810              46,698
  Accounts receivable, less allowance for
   doubtful accounts of $7,000                     678,896             610,591
  Inventories                                      549,917             551,082
  Prepaid expenses                                   8,893                 511
                                                   --------           ---------

      Total current assets                       1,510,516           1,208,882
Equipment:
  Machinery and laboratory equipment               302,949             302,949
  Software, furniture, fixtures and
  office equipment                               1,056,648             800,055
                                                 ----------          ----------
                                                 1,359,597           1,103,004

  Accumulated depreciation and amortization       (507,517)           (469,772)
                                                 ----------          ----------
        Net equipment                              852,080             633,232

Intangible assets:
  Patents, net of accumulated
    amortization of $777,362 and $721,490,
    respectively                                   340,182             396,054
  Goodwill, net of accumulated
    amortization of $43,021 and $40,087,
    respectively                                    18,567              21,501
  Due from officer                                  12,000              12,000
  Other assets                                      65,602              18,718
                                                -----------         ------------
       Total assets                             $2,798,947           2,290,387
                                               ============         ============


  Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of notes payable              $  211,260             213,816
  Current portion of capital lease obligation       36,058              19,667
  Accounts payable                                 830,141             890,907
  Accrued payroll and related liabilities          138,603             125,163
  Other liabilities                                143,557             289,982
  Employee stock purchase plan payable               1,859               2,656
                                               -------------        ------------

      Total current liabilities                  1,361,478           1,542,191

Notes payable, excluding current portion           657,174             735,479
Capital lease obligation, excluding
 current portion                                    41,781              56,189
                                                ------------         -----------

      Total liabilities                          2,060,433            2,333,859
                                                ------------         -----------


Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.  Authorized
    5,000,000 shares, none issued or outstanding      -                     -
  Common stock, $0.001 par value.  Authorized
    40,000,000 shares; issued  and outstanding
    19,527,203 in March and 17,416,562 in June     19,527                17,417
Additional paid-in capital                      4,325,282             3,958,898
Accumulated deficit                            (3,617,405)           (4,032,648)
Accumulated other comprehensive income             11,110                12,861
                                               ------------          -----------


      Total stockholders' equity (deficit)        738,514               (43,472)
                                               ------------          -----------


Total liabilities and stockholders'
 equity (deficit)                             $ 2,798,947             2,290,387
                                              =============          ===========

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

-------------------------------------------------------------------------------

                             Three Months Ended     Nine Months Ended
                             March      March 31,   March 31,   March 31,
                           31, 2001       2000       2001        2000

                            --------------------------------------------
                              (Unaudited)             (Unaudited)



Net sales                   $1,112,251   855,635   3,063,545    2,566,259
Cost of sales                  398,153   382,931   1,096,329    1,014,298
                             --------------------------------------------

         Gross profit       $  714,098   472,704   1,967,216    1,551,961

Operating expenses:
  Selling and marketing        185,339   211,369     532,801      593,658
  Research and development      84,224   100,946     262,120      260,291
  General and administrative   274,966   181,201     659,430      548,884
                             --------------------------------------------
  Total expenses               544,529   493,516   1,454,351    1,402,833

     Operating income(loss) $  169,569   (20,812)    512,865      149,128


Other expense, net              41,058    42,254     110,483      106,240
                             --------------------------------------------

         Net income (loss)  $  128,511   (63,066)    402,382       42,888

 Net income (loss) per
 share, basic                    $0.01      -           0.02          -

 Net income (loss) per
 share, diluted                  $0.01      -           0.02          -

Weighted average shares
   outstanding,  basic      18,485,455 17,383,680  17,775,600   17,170,836

Weighted average shares
   outstanding, diluted     18,951,580 17,383,680  17,948,414   17,170,836
                           ================================================


         Net income (loss)  $ 128,511    (63,066)     402,382       42,888

 Other comprehensive income
    - foreign currency
    translation gain(loss)     10,072       -          11,110         -
                           ------------------------------------------------

 Total comprehensive
  income (loss)             $ 141,363    (63,066)     416,272       42,888
                            ===============================================

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                   Nine Months Ended
                                                  March 31,    March 31,
                                                    2001         2000
                                                  ---------------------
                                                       (Unaudited)
Cash flows from operating activities:
  Net income                                   $   402,382      42,888
  Adjustments to reconcile net
  income to net cash provided by
  (used by) operating activities
    Depreciation and amortization                   96,551      97,247
    Changes in operating assets and liabilities:
            Accounts receivable                    (68,305)   (206,538)
            Inventories                              1,165     (55,593)
            Prepaid expenses and other assets      (55,266)   (125,693)
            Accounts payable                       (60,766)    185,959
            Accrued payroll and
              related liabilities                   13,440      13,683
            Other liabilities                     (146,425)     37,209
            Employee stock purchase
              plan payable                            (797)       (445)
                                                  ---------------------
                Net cash provided by (used by)
                  operating activities             181,979     (11,283)
                                                  ---------------------

Cash flows used by investing activities
         Purchase of equipment                     (12,725)    (22,300)
         Software development costs               (243,868)        -
                                                 ---------------------
                Net cash used by investing
                  activities                      (256,593)    (22,300)

Cash flows from financing activities:
  Borrowings on notes payable                         -         92,918
  Payments on notes payable                        (80,861)   (228,873)
  Payments on capital leases                       (25,875)        -
  Borrowings on capital leases                      27,858         -
  Cash receipts for common stock                   368,494     186,742
                                                 ---------------------

                Net cash provided
                  by financing activities          289,616      50,787
                                                 ---------------------

Impact of foreign currency
translation adjustment on cash                      11,110        -

               Net increase in
                 cash and cash equivalents         226,112      17,204

Cash and cash equivalents at
beginning of period                                 46,698      15,963
                                                -----------------------

Cash and cash equivalents at end
of period                                      $   272,810     33,167
                                                =======================

Supplemental cash flow disclosures-
   cash paid for interest                      $   101,548    106,240


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

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corgenix, Inc., Corgenix UK Limited (Corgenix
UK) and  health-outfitters.com,  Inc.  Corgenix UK was  established  as a United
Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in US dollars. Corgenix UK held nominal assets and liabilities through September 1999, and became an operating subsidiary in October 1999.

     The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31, 2001 and June 30, 2000 and the results of operations for each of the three and nine month periods ended March 31, 2001 and 2000, and the cash flows for each of the nine month periods then ended. The operating results for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

2.    SOFTWARE

     In the year ended June 30, 2000 we began development of a web site for selling healthcare and fitness products directly to consumers. The internal and external costs of developing and enhancing the software, other than initial design and other costs incurred during the preliminary project stage, have been capitalized and will continue to be capitalized through the fourth fiscal quarter of the current year ended June 30, 2001. To date, all products and enhancements thereto have utilized proven technology. Such capitalized amounts will be amortized commencing with product introduction over the greater of the ratio of current gross revenue for a product category to the total expected gross revenue over the life of that product category, or the straight-line method over the remaining estimated economic life, ranging from three to six years beginning July 1, 2001, at which point we have determined the project will be substantially complete and placed in service. The unamortized capitalized costs will be reduced to an amount not to exceed the future net realizable value, determined by sales forecasts based on existing and anticipated dealer/distributor agreements and other sales contracts. Although it is possible that management's estimate for the future net realizable value could change in the near future, management is not currently aware of any events that would result in a change to its estimate which would be material to our financial position or our results of operations.

     The amount of software development costs capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was $414,967 for the year ended June 30, 2000 and $243,868 for the nine months ended March 31, 2001.

3.    INCOME PER SHARE

        Basic and diluted income per share is presented based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding warrants and stock options. For the three and nine months ended March 31, 2001, the dilutive effect of outstanding warrants and stock options would have been 466,125 and 172,814. The effect of outstanding warrants and stock options was anti-dilutive for the three and nine months ended March 31, 2000. The components of basic and diluted earnings (loss) per share are as follows:


                  3 months ended  3 months ended  9 months ended  9 months ended
                  March 31, 2001  March 31, 2000  March 31, 2001  March 31, 2000
                 ---------------------------------------------------------------
Numerator:

Net income
(loss)available
to common
stockholders      $    128,511      (63,066)         402,382           42,888
                  =============     ========        ===========      ==========

Denominator:

Historical common
shares outstanding
for basic income
(loss) per share at
beginning of period 17,441,174    17,320,164       17,416,562        16,852,116

Weighted average
number of common
equivalent shares
issued during the
period               1,044,281        63,516          359,038           318,720
                  ------------     ---------        ----------        ----------
Denominator for
basic income (loss)
per share - weighted
average shares      18,485,455    17,383,680       17,775,600        17,170,836

Incremental common
shares attributable
to shares issuable
under equity
incentive plans
(Treasury Stock
Method)                466,125        -               172,814             -
                  ------------     ---------         ----------        ---------
Denominator  for
diluted net income
(loss)  per share -
weighted average
shares               18,951,580   17,383,68        17,948,414        17,170,836

Basic earnings
(loss) per share  $        0.01      -                   0.02             -
                  -------------    ---------         ----------        ---------
Diluted  earnings
(loss) per share  $        0.01      -                   0.02             -
                  -------------    ---------         ----------        ---------

4.    INCOME TAXES

     The Company recognized net income in the three and nine months ended March 31, 2001. Although the Company recognized net income in the year ended June 30, 2000, it historically has incurred losses, and accordingly no net income tax benefit has been recognized. The Company will continue to assess when it is appropriate to release some or all of the valuation allowance for deferred income taxes based on projecting net income in the future or tax planning strategies.

5.    REPORTABLE SEGMENTS

     The Company has two segments of business: the North America and Japan segment, which includes revenues generated by sales to customers in the United States, Canada, Mexico and Japan, and includes all expenses in the Denver, Colorado headquarters including corporate expenses; and the International segment, which includes sales to customers worldwide except for those covered in the North America and Japan segment, and includes all expenses of the Corgenix subsidiary in the UK. The Company's other subsidiary, health-outfitters.com, Inc. had no revenue for the three and nine months ended March 31, 2001. The following table sets forth selected financial data for these segments for the three and nine month periods ended March 31, 2001 and 2000. The operating structure was one segment until October 13, 1999.




                Three Months Ended March 31      Nine Months Ended March 31
               N.America,                      N.America,
                 Japan      Intnl.   Total      Japan        Intnl.      Total
               ----------  ------    -----     ----------    ------      ------

Revenues 2001   $824,863  287,388  1,112,251   2,361,667    701,878   3,063,545
         2000   $580,950  274,685    855,635   2,103,960    462,299   2,566,259
         -----------------------------------------------------------------------
         -----------------------------------------------------------------------

Gross    2001   $529,562  184,536    714,098   1,518,552    448,664   1,967,216
Profit   2000   $320,684  152,020    472,704   1,272,896    279,065   1,551,961
         -----------------------------------------------------------------------
         -----------------------------------------------------------------------

EBITDA   2001   $ 67,096  124,117    191,213     409,293    191,188     600,481
         2000   ($41,306)  45,986      4,680     184,897     61,478     246,375
        ------------------------------------------------------------------------
        ------------------------------------------------------------------------

Net
income   2001  $ 13,121   115,390    128,511     235,905    166,477    402,382
(loss)   2000 ($ 92,977)   29,911    (63,066)      6,011     36,877     42,888
        ------------------------------------------------------------------------
        ------------------------------------------------------------------------

Dep &    2001 $  30,579       -        30,579     96,551        -       96,551
Amort    2000 $  25,492       -        25,492     97,247        -       97,247
        ------------------------------------------------------------------------
        ------------------------------------------------------------------------

Interest 2001 $  23,396      8,727     32,123     76,837     24,711    101,548
expense  2000 $  26,179     16,075     42,254     81,639     24,601    106,240
        ------------------------------------------------------------------------
        ------------------------------------------------------------------------

Segment  2001 $2,509,567   289,380  2,798,947  2,509,567    289,380  2,798,947
assets   2000 $1,702,765   387,843  2,090,608  1,702,765    387,843  2,090,608
        ------------------------------------------------------------------------
        ------------------------------------------------------------------------


5.    Liquidity and Capital Resources

     Since inception, the Company has financed its operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $4.3 million from sales of these securities. The Company has also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through March 31, 2001, Corgenix had invested $193,000, (net of accumulated depreciation and amortization) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support its development and administrative activities.

     At March 31, 2001, the Company had cash of $273,000, working capital of $149,000, and short and long-term notes and leases payable of $946,000, with $247,000 due in the following twelve months and the remainder due at varying dates through February 2006. In the nine month period ended March 31, 2001, the Company's accounts payable decreased 15% to $830,000 from $981,000 from March 31, 2000, and accounts receivable decreased 9% to $679,000 from $750,000 from March 31, 2000. The Company expects that cash flows from current operations will be sufficient to fund operations at current levels. Management is aggressively pursuing financing alternatives to provide funds for growth plans.

                                     Item 2.

                          CORGENIX MEDICAL CORPORATION
                    Management's Discussion and Analysis Of
                 Financial Condition and Results of Operations


      The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.


      General


     Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 140 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease to the professional healthcare market. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, direct sales and marketing personnel, internationally through an extensive distributor network, and to several significant OEM partners.

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

     In   December   1999,   we   formed   a  new   wholly   owned   subsidiary,
heath-outfitters.com, Inc. ("health-outfitters") to focus on product strategies for consumer healthcare.

     Although we have experienced growth in revenue every year since 1990 except for 1997, there can be no assurance that, in the future, we will sustain revenue growth or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including:
(i) whether and when new products are  successfully  developed  and  introduced,
(ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv)whether and when we receive milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, (vii) changes in the mix of products that we sell, and (viii) the acceptance of e-commerce for healthcare products by consumers. In addition, certain factors described below in " - Forward Looking Statements and Risk Factors " could have a significant effect on our results of operations.

      Results of Operations


      Three Months Ended March 31, 2001 and 2000

     Net sales. Net sales for the three months ended March 31, 2001 were $1,112,000, a 29.9% increase from $856,000 in the quarter ended March 31,2000. A component of net sales, gross product sales, increased 25.1% to $1,068,000 in 2001 from $854,000 in 2000, primarily as a result of continued growth of the Company's customer base in the United States, enlargement of the Company's international distribution network, and increased acceptance worldwide of recently launched products. Cost of sales. Cost of sales in dollars for the third quarter increased to $398,000 in 2001 from $383,000 in 2000. As a percentage of sales, cost of sales decreased to 35.8% in the third quarter of 2001 compared to 44.7% in the third quarter of 2000 mainly due to product mix and a larger sales base to cover fixed costs. The gross profit increased 51.0% to $714,000 in 2001 from $473,000 in 2000. Selling and marketing. Selling and marketing expenses decreased 12.3% to $185,000 in the third quarter of 2001 from $211,000 in the third quarter of 2000, primarily due to allocation and capitalization of certain costs of developing internal use software for health-outfitters.com in 2001. As a percentage of sales, selling and marketing expenses decreased to 16.7% in 2001 from 24.7% in 2000. Research and development. Research and development expenses decreased 16.8% to $84,000 in the third quarter of 2001 from $101,000 in the third quarter of 2000. As a percentage of sales, research and development expenses decreased to 7.6% in the third quarter of 2001 from 11.8% in the third quarter of 2000. One new product development program was added in 2001. General and administrative. General and administrative expenses increased 50.2% to $272,000 in the third quarter of 2001 from $181,000 in the third quarter of 2000 due in part to increased accounting, legal and related costs. As a percentage of sales, general and administrative expenses increased to 24.5% in 2001 from 21.1% in 2000. Net income (loss). Net income for the third quarter in 2001 was $131,000 compared to a loss of ($63,000) in the same period in 2000.

        Nine Months Ended March 31, 2001 and 2000

     Net sales. Net sales for the nine months ended March 31, 2001 were $3,064,000, a 19.4% increase from $2,566,000 in the same period in 2000. Gross product sales increased 8.6% to $2,773,000 during the nine months ended March 31, 2001 from $2,553,000 in the same period in 2000 because of growth of the Company's customer base worldwide and the increased acceptance of recently launched products


     Cost of sales. Cost of sales increased to $1,096,000 during the nine months ended March 31, 2001 from $1,014,000 in the same period in 2000. As a percentage of sales, cost of sales decreased to 35.8% in 2001 from 39.5% in 2000. This reduction was mainly reflective of product mix and a larger sales base to cover fixed costs. Gross profit increased 26.7% to $1,967,000 in 2001 from $1,552,000 in 2000.

     Selling and marketing. Selling and marketing expenses decreased 10.3% to $533,000 during the nine months ended March 31, 2001 from $594,000 in the same period in 2000 due to allocation and capitalization of the costs of developing the software for the consumer healthcare business in 2001. Research and development.

     Research and development expenses increased 1.1% to $262,000 during the nine months ended March 31, 2001 from $260,000 in 2000. The increased expenses were mainly due to a credit in 2000 for previously recognized expense for outside clinical trials which were determined to be no longer necessary for the Company.

     General and administrative. General and administrative expenses increased 19.6% to $657,000 during the nine months ended March 31, 2001 from $549,000 in the same period in 2000 largely due to increased accounting, legal and related costs.

     Net income (loss). Net income for the first nine months increased to $405,000 in 2001 from $43,000 in the same period in 2000 primarily due to increased product sales and an increase in gross margin.

     Liquidity  and Capital  Resources

     Since inception, we have financed our operations primarily through private placements of common and preferred stock, raising net proceeds of approximately $4.3 million from sales of these securities. We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. Through March 31, 2001, we have invested $193,000, (net of accumulated depreciation and amortization) in leasehold improvements, laboratory and computer equipment and office furnishings and equipment to support our development and administrative activities.

     At March 31, 2001, we had cash of $273,000, working capital of $149,000, and short and long-term notes and leases payable of $946,000, with $247,000 due in the following twelve months and the remainder due at varying dates through February 2006. In the third quarter of 2001, our accounts payable decreased 15% to $830,000 from $981,000 in 2000, and our accounts receivable decreased 9% to $679,000 from $750,000 in 2000.

     We expect that cash flows from our current operations will be sufficient to fund operations at current levels. We are aggressively pursuing financing alternatives to provide funds for our current operations and our growth plans, which financing alternatives may involve accessing the public equity or debt markets. There can be no assurance that we will be able to obtain sufficient capital from such financings to pursue our expansion plans.

      Forward-Looking Statements and Risk Factors

     This 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-QSB, including, without limitation, statements regarding future product developments, statements regarding our intent to develop a consumer products business, acquisition strategies, strategic partnership expectations, technological developments, the development, launch and operation of health-outfitters.com, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

     Certain factors that could cause actual results to differ materially from those expected include the following:

     Losses Incurred; Future Capital Needs; Risks Relating to the Professional Products Business; Uncertainty of Additional Funding

     We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $3,615,000, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our funding needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both our professional product business and health-outfitters.com, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, our selling and marketing activities or our plans to develop the health-outfitters.com business, any of which could have a material adverse effect on the future of our business.

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

      No Assurance of Successful or Timely Development of Additional Products

     Our business strategy includes the development of additional diagnostic products both our professional products business and health-outfitters.com. Our success in developing new products will depend on our ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. We have limited resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If we are unable, for technological or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, our results of operations could be materially and adversely affected.

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

      Governmental Regulation of Diagnostics Products

     The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the FDA and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We are not able to commence marketing or commercial sales in the United States of new diagnostic products under development until we receive clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

     There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our diagnostic products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances or failure to comply with existing or future regulatory requirements could have a material adverse effect on our diagnostics business.

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


Item 2.    Changes in Securities and Use of Proceeds


     On January 18, 2001 and February 26, 2001, the Company sold a total of 1,995,000 shares of its Common Stock at $.17544 per share for a total of $350,000 to three accredited investors. The sale was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4 (2) of the Securities Act. The shares were not registered under federal or state securities laws, and, therefore, will be "restricted securities" as such term is defined in Rule 144 promulgated under the Securities Act. The Company intends to use the proceeds of the private placement to acquire capital equipment, reduce short-term debt, accelerate research and development of new products and for general working capital.

Item 3.    Defaults Upon Senior Securities


      None


Item 4.    Submission of Matters to a Vote of Security Holders


(a) The Registrant's annual meeting of stockholders was held on January 16, 2001.

(b) The following directors were elected for the ensuing year at the annual meeting: Luis R. Lopez, M.D., Douglass T. Simpson, Brian E. Johnson.

(c) The matters voted upon at the annual meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

1.    The  election of Luis R. Lopez,  M.D.,  as a director:  13,051,825  votes for; 0 votes against; 154,739 votes withheld; 0 abstentions; 4,234,610 non-votes.

2.    The election of Douglass T. Simpson as a director:  13,050,325 votes for;
             0 votes against; 156,239 votes withheld; 0 abstentions; 4,234,610 non-votes.

3.    The election of Brian E. Johnson as a director:  13,031,325  votes for; 0 votes against; 175,239 votes withheld; 0 abstentions; 4,234,610 non-votes.

4.    Approval of the amendment to the Registrant's Articles of
             Incorporation authorizing an increase in the number of authorized shares of common stock from 20,000,000 to 40,000,000: 12,817,726 votes for; 326,156 votes against; 0 votes withheld; 62,682 abstentions; 4,234,610 non-votes.

Item 5.    Other Information


     On March 1, 2001, we entered into an employment agreement with William H. Critchfield ("Mr. Critchfield") whereby Mr. Critchfield will serve as Vice President and Chief Financial Officer of Corgenix.


     On March 19, 2001, Mr. Brian Johnson resigned from the Board, and in accordance with Nevada law and our Articles of Incorporation, as amended, Mr. Jack Payne was appointed to complete the unexpired term.

Item 6.    Exhibits and Reports on Form 8-K


      none

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

3.2*     Certificate of Amendment of the Articles of Incorporation.

3.3 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

3.4      Articles of Incorporation of health-outfitters.com, Inc.
         dated November 16, 1999 (filed as Exhibit 3.3 to the
         Company's filing on Form 10-QSB for the fiscal quarter ended December 31, 1999).

3.5      Bylaws of health-outfitters.com, Inc. dated November 16,
         1999 (filed as Exhibit 3.4 to the Company's filing on Form 10-QSB for the fiscal quarter ended December 31, 1999).

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

10.4     Office Lease dated February 6, 1996 between Stream
         Associates, Inc. And REAADS Medical Products, Inc. (filed as Exhibit 10.9 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

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

10.23 Consulting Agreement dated January 18, 2000 between AR Medical Supply, Inc. and the Company (filed as Exhibit 10.23 to the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2000).

10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998, and by reference incorporated herein)

10.27 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds.

10.28 Consulting Agreement dated November 14, 2000 between Leland P. Snyder and the Company (filed as Exhibit 10.28 to the Company's filing on Form 10-QSB for the fiscal quarter ended December 31, 2000).

10.30* Employment Agreement dated March 1, 2001 between William Critchfield and the Company.

21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).


-------------------------------
*  Filed herewith.


      (b)  Reports on Form 8-K.

           None

                                 SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



May 11, 2001                          By: /s/ Luis R. Lopez
                                          Luis R.Lopez, M.D.
                                          Chairman and Chief Executive Officer

                                                                    Exhibit 3.2
                                                                    ------------
                             CERTIFICATE OF AMENDMENT
                                     OF THE
                          ARTICLES OF INCORPORATION OF
                          CORGENIX MEDICAL CORPORATION


      The undersigned, being the President and Secretary of CORGENIX MEDICAL CORPORATION, do hereby certify:

      That the Board of Directors at a meeting duly convened and held on the 3rd day of November, 2000, adopted a resolution to amend the Corporation's Articles of Incorporation, to be effective upon the approval of the shareholders of the Corporation, and the filing with the Secretary of State of Nevada, and

      That the shareholders of the Corporation, at an annual meeting held on the 16th day Of January, 2001, approved the amendment to the Corporation's Articles of Incorporation, as follows:

1. Article FOURTH of the Articles of Incorporation of CORGENIX MEDICAL CORPORATION, which sets forth the number of shares of capital stock the Corporation has the authority to issue us hereby amended to read in its entirety as follows:


      "FOURTH. The total number of shares of all classes of capital stock which the Corporation shall have the authority to issue is Forty-Five Million (45,000,000) shares divided into two (2) classes, of which Forty Million (40,000,000) shares, par value $.001 per share, shall be designated Common Stock, and Five Million (5,000,000) shares, par value $.001 per share, shall be designated Preferred Stock. The Board of Directors is expressly vested with the authority to issue the Common Stock and the Preferred Stock from time to time, in one or pore classes and in one or more series of any such classes subject to the following provisions:

A.    All classes of Capital Stock.

      The following provisions shall apply to all classes of the Corporation's capital stock:

           Section 1. Acquisition, Redemption and Other Disposition. The Corporation shall have the power to acquire (by purchase, redemption, or otherwise), hold, own, pledge, sell. transfer, assign, reissue, cancel, or otherwise dispose of the shares of the Corporation in the manner and to the extent now or hereafter permitted by the laws of the State of Nevada (but such power shall not imply an obligation on the part of the owner or holder of any share to sell or otherwise transfer such share to the Corporation), including the power to purchase, redeem, or otherwise acquire the it's own shares, directly or indirectly, and without pro rata treatment of the owners or holders of any class or series of shares, unless, after giving effect thereto, the Corporation would not be able to pay its debts as they become due in the usual course of business or the Corporation's total assets would be less than its total liabilities (and without regard to any amounts that would be needed, if the Corporation were to be dissolved at the time of the purchase, redemption, or other acquisition, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those of the holders of the shares of the Corporation being purchased, redeemed, or otherwise acquired, unless otherwise expressly provided with respect to a series of Preferred Stock). Shares of the Corporation purchased, redeemed, or otherwise acquired by it shall constitute authorized but unissued shares, unless prior to any such purchase, redemption, or other acquisition, or within thirty (30) days thereafter, the Board of Directors adopts a resolution providing that such shares constitute authorized and issued but not outstanding shares;

           Section 2. Reissuance. Preferred Stock of any series that has been redeemed (whether through the operation of a retirement or sinking fund or otherwise) or purchased by the Corporation, or which, if convertible, have been converted into shares of the Corporation of any other class or series, may be reissued as a part of such series or of any other series of Preferred Stock, subject to such limitations (if any) as may be fixed by the Board of Directors with respect to such series of Preferred Stock in accordance with the provisions of Article FOURTH, Subsection C, of these Articles of Incorporation; and

           Section 3. Disposition, Issuance and Sale. The Board of Directors of the Corporation may dispose of, issue, and sell shares in accordance with, and in such amounts as may be permitted by, the laws of the State of Nevada and the provisions of these Articles of Incorporation and for such consideration, at such price or prices, at such time or times and upon such terms and conditions (including the privilege of selectively repurchasing the same) as the Board of Directors shall determine, without the authorization or approval by any stockholders of the Corporation. Shares may be disposed of, issued, and sold to such persons, firms, or corporations as the Board of Directors may determine, without any preemptive or other right on the part of the owners or holders of other shares of the Corporation of any class or kind to acquire such shares by reason of their ownership of such other shares.

B.    Common Stock. The following provisions shall apply to the Common Stock:

            Section 1. Voting Rights. Except as otherwise provided by the General Corporation Law of Nevada and subject to such stockholder disclosure and recognition procedures (which may include voting prohibition sanctions) as the Corporation may by action of its Board of Directors establish, shares of Common Stock shall have unlimited voting rights and each outstanding share of Common Stock shall, when validly issued by the Corporation, entitle the record holder thereof to one vote at all stockholders' meetings on all matters submitted to a vote of the stockholders of the Corporation;

           Section 2. Dividends and Distributions. Shares of Common Stock shall be equal in every respect insofar as their relationship to the Corporation is concerned, but such equality of rights shall not imply equality of treatment as to redemption or other acquisition of shares by the Corporation. Subject to the rights of the holders of any outstanding series of Preferred Stock, the holders of Common Stock shall be entitled to share ratably in such dividends or other distributions (other than purchases, redemptions, or other acquisitions of shares by the Corporation), if any, as are declared and paid from time to time on the Common Stock at the discretion of the Board of Directors; and

           Section 3. Liquidation, Dissolution or Winding Up. In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, after payment shall have been made to the holders of a~ outstanding series of Preferred Stock of the full amount to which they shall be entitled, the holders of Common Stock shall be entitled, to the exclusion of the holders of Preferred Stock of any and all series, to share, ratably according to the number of shares of Common Stock held by them, in all remaining assets of the Corporation available for distribution to its stockholders.

C.    Preferred Stock. The following provisions shall apply to the Preferred
           Stock:

           Section 1. Issuance. The Board of Directors is hereby expressly authorized to provide, out of the unissued shares of Preferred Stock, for one or more series of Preferred Stock. Before any shares of any such series are issued, the Board of Directors shall fix, and hereby is expressly empowered to fix, by adopting and filing in accordance with the General Corporation Law of Nevada, a Certificate of Designation, after adopting a resolution or resolutions providing for the issue of such Preferred Stock, and in such resolution or resolutions providing for the issue of shares of each such class and of each particular series of any such class. The Board of Directors is also expressly vested with authority to fix the number of shares constituting any such series of any such class and to fix the terms of such Preferred Stock or series of Preferred Stock, including without limitation the following:

(i) the designation of such series, the number of shares to constitute such series and the stated value thereof if different from the par value thereof;
(ii) whether the shares of such series shall have voting rights, and, if so, the terms of such voting rights, which may be general or limited, may include multiple votes per share and may include the right, under specified circumstances, to elect additional directors;
(iii) the dividends, if any, payable on such series, whether any such dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends shall be payable, the preference or relation which such dividends shall bear to the dividends payable on any shares of stock of any other class or any other series of Preferred Stock;
(iv) whether the shares of such series shall be subject to redemption by the Corporation and, if so, the times, prices and other conditions of such redemption;
(v) the amount or amounts payable upon shares of such series upon, and the rights of the holders of such series in, the voluntary or involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the Corporation;
(vi) whether the shares of such series shall be subject to the operation of a retirement or sinking fund and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such series for retirement or other corporate purposes and the terms and provisions relative to the operation thereof;
(vii) whether the shares of such series shall be convertible into, or exchangeable for, shares or stock of any other class or any other series of Preferred Stock or any other securities (whether or not issued by the Corporation) and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchange;
(viii) the limitations and restrictions, if any, to be effective while any shares of such series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Corporation of, the Common Stock or shares of stock of any other class or any other series of Preferred Stock;
(ix) the conditions or restrictions, if any, upon the creation of indebtedness of the Corporation or upon the issue of any additional stock, including additional shares of such series or of any other series of Preferred Stock or of any other class of stock; and
(x) any other powers, preferences and relative, participating, optional and other special rights, and any qualifications, limitations and restrictions thereof.

           Except to the extent otherwise expressly provided in these Articles of Incorporation or required by law (i) no share of Preferred Stock shall have any voting rights other than those which shall be fixed by the Board of Directors pursuant to this Article FOURTH and ('u) no share of Common Stock shall have any voting rights with respect to any amendment to the terms of any series of Preferred Stock, provided however, that in the case of this clause
(ii) the terms of such series of Preferred Stock, as so amended, could have been established without any vote of any shares of Common Stock."

           The number of shares of the Corporation outstanding and entitled to vote on this Certificate of Amendment to the Articles of Incorporation is Seventeen Million, Four Hundred Forty One Thousand, One Hundred Seventy Four (17,441,174), and the said changes and Certificate of Amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

           IN WITNESS WHEREOF, the undersigned have executed this Certificate of Amendment this 16th day of January, 2001, and affirm that this Certificate of Amendment is the act and deed of the Corporation and the statements made herein are true under the penalties of perjury.


                               /s/Douglass T. Simpson
                               ----------------------------------
                               Douglass T. Simpson
                               President



                               /s/ Taryn G. Reynolds
                               ----------------------------------
                                Taryn G. Reynolds
                                Secretary

                                                                  Exhibit 10.30
                                                                  -------------
                              MANAGEMENT AGREEMENT

This agreement is made and entered into as of March 1, 2001 between Corgenix Medical Corporation. Nevada corporation (the "Company"), and William Critchfield (the "Executive").

The Company currently employs or intends to employ the Executive in the position of Vice President, Chief Financial Officer ("CFO"). The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promise contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:


1. Employment: Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of Vice President, Chief Financial Officer (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months, beginning March 1, 2001 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

2. Duties: Responsibilities and Authority, In his capacities in the Position, the Executive shall have the primary executive responsibility for the financial management of the business of the Company, which shall be conducted in accordance with policies established by the Company's board of directors (the "Board"). In his capacities in the Position, the Executive shall report to and be subject to the direction and control of the President. The Executive shall devote his full professional and managerial time and effort to the performance of his duties as Vice President, Chief Financial Officer of the Company and he shall not engage in any other business activity or activities which, in the mutual judgement of the Executive and the Board, do, in fact, conflict with the performance of his duties under this Agreement, unless agreed to in writing by the Board and attached to this agreement. Furthermore, subject to the specific direction of the President and general direction and control of the Board, the Executive shall be in complete charge of all financial operations of the Company and shall have full authority and responsibility for formulating policies and administering the financial affairs of the Company in all respects. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.

3.    Compensation.

(a) Salary and incentive compensation. For services rendered under this Agreement, the Company shall pay the Executive a monthly salary of $10,416 paid semi-monthly at the rate of $5,208 beginning March 1, 2001. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President and approved by the Board.

(b) Annual review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased) as the President and Board deems appropriate.

(c) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $500.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with his employment by the Company.

(d) Benefits and Vacation. The Executive shall be eligible to participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on as basis at least as favorable,as well as comparable to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President. The value of any unused vacation time shall not be paid to the Executive upon termination of his employment for any reason.


(e) Reimbursement of Expenses. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of his duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

4. Termination. Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party. The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board, or committed gross malfeasance in performance of his duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially adversely affected the Company or its reputation. A material failure to perform his duties hereunder that results from the disability of the Executive shall not be considered Cause for his termination.

5. Death. In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Employment Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of his death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in Section 3, above.

6. Severance Pay. In the event that the Executive's employment is terminated by the Company other than "for cause", the Executive shall be entitled to receive his then current compensation, payable at the company's regular payment intervals, and all employee benefits, for twelve (12) months following the date of the Executive's termination by the Company. If the Executive truly voluntarily resigns his employment hereunder, or if his employment is terminated for Cause, the Executive shall not be entitled to any severance pay or other compensation beyond the date of termination of his employment.

7. Change of Control Payment. "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

   (i) the acquisition, directly or indirectly by any person or group other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, of beneficial ownership of securities possessing more than thirty percent (30%) of the total combined voting power of the. Company's outstanding securities, excluding an initial or secondary public offerings;

   (ii)a stockholder-approved merger or consolidation to which the Company is a party and in which (A) the Company is not the surviving entity or
       (B)securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction.

   In the event of a change of control, as set forth in this Paragraph 6, the Executive shall be entitled to receive a lump sum payment equal to sixty (60) months of his then current compensation and all employee benefits.

8. Covenant Not to Compete. During the continuance of his employment hereunder and for a period of twelve (12) months after termination of his employment hereunder, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

9. Acceleration of Vesting.

   (i) In the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 Incentive Stock Plan (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

   (ii) In the event that the Executive's employment is terminated by the Company other than "for cause", all awards due to the Executive outstanding under the Company's 1999 Incentive Stock Plan (or other incentive stock plans) shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

10. Trade Secrets and Confidential Information. During his employment by the Company, and for a period of five years thereafter, the Executive shall not, directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding: The Executive acknowledges access to, and receipt of, such confidential information. Upon termination of his employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by him or by others, shall be left with the Company or returned to the Company upon request. The Executive shall notify future employers of the existence of this confidentiality provision.

11. Severability. It is the desire and intent of the parties that the provisions of Sections 8 and 10 shall be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, if any particular sentence or portion of either Section 8 or 10 shall be adjudicated to be invalid or unenforceable, the remaining portions of such section nevertheless shall continue to be valid and enforceable as though the invalid portions were not a part thereof. In the event that any of the provisions of Section 8 relating to the geographic areas of restriction or the period of restriction shall be deemed to exceed the maximum area or period of time which a court of competent jurisdiction would deem enforceable, the geographic areas and times shall, for the purposes of this Agreement, be deemed to be the maximum areas of time periods which a court of competent jurisdiction would deem valid and enforceable in any state in which such court of competent jurisdiction shall be convened.

12. Injunctive Relief. The Executive agrees that any violation by him of the agreements contained in sections 8 and 10 are likely to cause irreparable damage to the Company, and therefore agrees that if there is a breach or threatened breach by the Executive of the provisions of said sections, the Company shall be entitled to an injunction restraining the Executive from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach.

13. Miscellaneous.

(a) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President

      to the Executive:
      William Critchfield
      4497 Coolidge Place
      Boulder, CO 80303

(b) Binding effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

(c) Amendment. This Agreement may not be amended except by an instrument in writing executed by each of the parties hereto.

(d) Applicable Law. This Agreement shall be governed by the laws of the State of Colorado, and the venue of any action or proceeding under this Agreement shall take place in the City and County of Denver, Colorado.

(e)   Counterparts.   This   instrument   may  be   executed  in  one  or  more
      counterparts, each of which shall be deemed as original.

(f) Arbitration. Should any dispute arise concerning the terms and conditions of this Agreement, or the breach thereof, and such dispute cannot be first resolved informally, the parties hereto agree to submit any dispute arising out of, or relating to, this Agreement, or the breach thereof, to binding arbitration governed by the American Arbitration Association.

(g)   Entire  Agreement.  This  Agreement  supersedes  and  replaces  all prior
      agreements   between  the  parties  related  to  the  employment  of  the
      Executive by the Company.

(h) Advice of Counsel. Executive acknowledges that he has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                             Executive


/s/ Douglass T. Simpson                             /s/ William Critchfield
-------------------------                           -------------------------
Douglass T. Simpson                                 William Critchfield
President