Form 10-K
period 2001-06-30
CORGENIX MEDICAL CORP/CO
filed 2001-09-28
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ------------------

                          ------------------
                                   Form 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were: $4,229,712 The aggregate market value of the voting stock held by non-affiliates of the issuer was $ 3,126,448 as of September 18, 2001.

The number of shares of Common Stock outstanding was 21,306,230 as of September 18, 2001.

Transitional Small Business Disclosure Format.     Yes |_|     No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Items 9, 10 and 11 of Part III are incorporated by reference from the definitive proxy statement of Corgenix Medical Corporation to be filed within 120 days after June 30, 2001.

                                     PART I

Item 1.  Description of Business.

      Certain terms used herein are defined in the Glossary that follows at the end of this Part.

Company Overview

       Corgenix Medical Corporation ("Corgenix" or the "Company") is engaged in two principal areas of the healthcare products business:

o The research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention (the "Diagnostics Products Business"). We currently sell 142 Diagnostic Products (the "Diagnostic Products") on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions; and

o The sale and distribution of healthcare and related products (the "Consumer Products") to consumers via e-commerce (the "Consumer Healthcare Business"). In the fiscal year ended June 30, 2001, sales of Consumer Products were not significant in the financial performance of the Company. We did progress significantly in the development stage of the e-commerce business and opened our first e-commerce site, www.sports-n-fitness.com ("SNF.com") during June of 2001.


      Our corporate headquarters is located in Westminster, Colorado. The Company was established in May 1998 resulting from a merger (the "Merger") between REAADS Medical Products, Inc., ("REAADS") a Delaware Corporation, and Gray Wolf Technologies, Inc., ("Gray Wolf") a Nevada corporation. Prior to May 22, 1998, our business was conducted by and under the name of REAADS Medical Products, Inc. We have three wholly-owned operating subsidiaries:

o Corgenix, Inc., ("Corgenix, Inc.") (formerly REAADS), established in 1990 and located in Westminster, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America and Japan, and also conducts product development, product support, regulatory affairs and product manufacturing of the Diagnostic Products.

o Corgenix (UK) Ltd., ("Corgenix UK"), incorporated in the United Kingdom in 1996 as REAADS Bio-Medical Products (UK) Limited ("REAADS UK"), and is located in Peterborough, England. Corgenix UK manages the Diagnostic Business' international sales and marketing activities except for distribution in North America and Japan which is under the responsibility of Corgenix, Inc.

o Health-outfitters.com, Inc., ("ho.com"), a Colorado corporation established in 1999, and located in Westminster, Colorado. Health-outfitters.com manages our Consumer Healthcare Business including the e-commerce site www.sports-n-fitness.com which opened for business in the quarter ended June 30, 2001.



The Diagnostics Products Business

      Introduction

      Our Diagnostics Products Business is managed by Corgenix, Inc. and Corgenix UK, and includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We sell 142 Diagnostics Products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions. Some of these are products which we have developed and which we manufacture at our Colorado facility, and others are products which we purchase from other healthcare manufacturers ("OEM Products"). All of these products are used in clinical laboratories for the diagnosis and/or monitoring of five important areas of health care:

o Autoimmune disease and Antiphospholipid antibody testing (diseases in which an individual creates antibodies to one's self, for example systemic lupus erythematosus ("SLE") and rheumatoid arthritis ("RA"));

o Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion);

o Infectious diseases (diseases caused by certain bacterial and other microorganisms, for example gonorrhea, mononucleosis and herpes);

o     Liver diseases (cirrhosis and transplanted organ rejection); and

o Miscellaneous testing (pregnancy, fecal occult blood and related products).

      In addition to our current Diagnostic Products, we are actively developing new laboratory tests in other important diagnostic testing areas. See "-- Other Strategic Relationships." We manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as Instrumentation Laboratories, Helena Laboratories, and Chugai Diagnostics Science ("Chugai" or "CDS"), a wholly owned subsidiary of Chugai Pharmaceuticals Co., Ltd. ("Chugai Pharma"), which owns approximately 4.3% of the Common Stock of the Company.
See "--Chugai Strategic Relationship."

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

      We currently use the REAADS trademarks and tradenames in the sale of the products which we manufacture. These products constitute the majority of our product sales.

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

      Leverage Sales and Marketing Resources. We maintain a small marketing and sales organization, which is experienced in selling diagnostic tests into the laboratory market. We plan to expand this sales organization, adding distribution channels where appropriate. We will also seek to expand our product menu with more high value, quality products through internal development, acquisition or in licensing of complementary products and technologies.

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

      Expand into Additional Market Segments for Existing Products. We intend to investigate additional market opportunities for both clinical and research applications of our existing products.

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

      Autoimmune Disease Products

      Our ELISA Autoimmune Disease Product line consists of fifteen products, including tests for: antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO, PR3, Thyroglobulin and thyroid peroxidase.

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

      Antiphospholipid Antibody Testing Products

      We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2001 represented over 47% of our total product sales. These include: aCL IgG, aCL IgA, aCL IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-(beta)2-Glycoprotein I ("a(beta)2GPI") IgG, a(beta)2GPI IgA, and a(beta)2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

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


      Vascular Disease Products

      We market seven tests for vascular diseases. We manufacture four products, and three others are manufactured for us by other companies. Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, abp von Willebrand Factor Activity Test; GTI Platelet Factor 4 Test and abp Ristocetin.

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


      Liver Disease Products

      We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format. The product has been distributed through the Chugai distribution network in Japan under the Chugai Diagnostic Sciences label since 1996, and through our United Kingdom subsidiary in the United Kingdom since 1998. On June 30, 2001, we signed a license agreement with CDS whereby we have the exclusive rights to manufacture and market the HA product worldwide except for Japan. See "-- Chugai Strategic Relationship."

      Hyaluronic Acid is a component of the matrix of connective tissues, found in synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and leaks into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement.

      Miscellaneous Products

      We market products for the detection and diagnosis of certain infectious disease organisms and other clinical laboratory test. These products are mainly sold by us in the United Kingdom, and all of the products are manufactured for us by other companies. These products include test tests for: adenovirus, helicobacter pylori (the bacteria suspected of causing ulcers), group A streptococcus, herpes, gonorrhea, mycobacterium tuberculosis (the causative agent of tuberculosis), syphilis, cryptococcal antigen, toxoplasma, mononucleosis, cytomegalovirus, varicella zoster, Epstein Barr virus, mumps, measles and Stat-Crit (for measurement of hemoglobin and hematocrit).


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

      Our products typically require less hands-on time by laboratory personnel and provide an objective, quantitative or semi-quantitative interpretation to improve and standardize the clinical significance of results. We believe that our proprietary technology will continue to be the mainstay for future diagnostic products. Most of the products in development will incorporate our basic technology.

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

      Sales and Marketing

      We currently market and sell our diagnostic products to the traditional clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in the United States through contract sales representatives.

      Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, The Netherlands, Norway, Paraguay, Peru, Portugal, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and Uruguay. Discussions are underway that are expected to provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets. We have also established private labeled product agreements with several United States and European companies. We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate.

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

      In April 1999, we received ISO 9001: 1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization (ISO) to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in our commitment to maintain excellence. We received re-certification in November 1999 and 2000, and are scheduled for a certification inspection in September 2001 for ISO 9001, ISO 13485 and EN 46001.

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


      Chugai Strategic Relationship

      Chugai Diagnostics Science, Co. Ltd. is a wholly owned subsidiary of Chugai Pharmaceutical Co., Ltd., a Tokyo based pharmaceutical company. The relationship between Corgenix and Chugai was established in June 1993. The relationship is a multifaceted strategic affiliation that can be summarized as follows:

      Equity Ownership. In 1993, Chugai Pharma purchased common stock of REAADS, and at September 18, 2001, owned approximately 4.3 % of the Common Stock. Under the terms of the September 1, 1993 stock purchase agreement, Chugai has certain rights, including antidilution rights and rights to a board seat on the Corgenix Board of Directors.

      Distribution of Corgenix Products. In 1993, Corgenix and Chugai executed a distribution agreement (the "Japanese Distribution Agreement") whereby Corgenix granted to Chugai certain distribution rights in Japan of Corgenix products. It expired August 26, 2001.

      Joint Development of Corgenix Products. In 1993, Corgenix and Chugai established a joint product development program whereby Corgenix, in collaboration with Chugai, developed a unique second generation immunodiagnostic assay for the measurement of HA. The product replaced a first generation HA product that was being manufactured and distributed in Japan by Chugai. This product is used to measure HA in serum to aid in the diagnosis of certain liver diseases and the monitoring of rheumatoid arthritis patients. In 1997, Corgenix and Chugai executed a contract research agreement whereby Corgenix and Chugai made certain technical improvements to the HA product, and Chugai provided certain financial support.

      Manufacturing of Corgenix Products. In 1994, Corgenix and Chugai executed a manufacturing agreement (the "HA Manufacturing Agreement") whereby Corgenix was granted the exclusive right to manufacture the HA product for Chugai for sale in Japan. Corgenix began the manufacture of the HA product in 1995 and the product launched in Japan by Chugai. The HA Manufacturing Agreement has been amended several times.

      HA Product Distribution. In 1997, Corgenix and Chugai executed a distribution agreement (the "UK Agreement") whereby Corgenix was granted exclusive distribution rights for the Chugai HA product in the United Kingdom. The UK Agreement was initially for a two-year period which expired November 17, 1999, with one-year extension rights. The UK Agreement was amended on January 3, 2000, and expired on June 30, 2001 with the execution of the HA License Agreement (defined below).

      HA License Agreement. On June 30, 2001, Corgenix and Chugai executed a license agreement (the "HA License Agreement") whereby Corgenix was granted exclusive worldwide rights to manufacture and market the HA product (except for Japan). The HA License Agreement is initially for a five-year period with certain extension rights. The HA License Agreement establishes certain performance requirements for Corgenix, and provides early cancellation of exclusivity if we do not meet those performance goals. The HA License Agreement is the only international distribution right currently granted by Chugai to the Company.


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


      American Biochemical & Pharmaceutical Corporation. abp is a privately held company located in Marlton, New Jersey that sells a line of diagnostic products in coagulation and vascular medicine. In June 1998, we became a non-exclusive distributor of abp's von Willebrand Factor Activity in the United States. We distribute this product under our label through our distribution network, primarily in the United States. This product complements our expanding line of vascular disease products. The initial term of the distribution arrangement with abp expired in June 2001 and has been automatically extended for an additional one-year term. abp also sells this test under our label through its distribution network. Under the terms of a separate distribution agreement, abp sells our von Willebrand Factor Antigen, Protein C, Protein S and Monoclonal Free Protein S products worldwide under the Corgenix label through their distribution network.

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

      During fiscal 2001 and 2000, we spent $357,000 and $348,000, respectively, for research and development. We expect research and development spending to increase moderately during 2002.

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

      Antiphospholipid Antibody Testing Products

      We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. In the fiscal year ended June 30, 1999, we developed three new antiphospholipid products which are more specific for thrombosis and the antiphospholipid syndrome when incorporated with the conventional aCL and aPS tests, and are configured for sale to hospital based and free-standing independent laboratories. Filing of the 510(k) applications for the new tests was completed and one of the products, anti-phosphatidylserine IgA, was cleared by the FDA in April 2000. Two additional products in this area, IgG anti-Prothrombin and IgM anti-Prothrombin (aPT), were cleared by the FDA in April 2001. Three additional products in this area and one product in the coagulation area are in various stages of development, and we expect to file applications with the FDA in 2001-2002. See "-- Regulation."

      Automated Laboratory Testing Systems

      We believe that the application of our proprietary ELISA technology to automated laboratory-testing systems will significantly expand the hospital and specialized laboratory market opportunity through OEM partnerships and direct sales to high volume testing laboratories. We have several such development programs pending with strategic partners.

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

      Our competitors include Inova Diagnostics, Inc., DIASORIN, Diagnostica Stago, American Bioproducts, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Organon Teknika, Helix Diagnostics, Hemagen Diagnostics, Sigma Diagnostics, The Binding Site and IVAX Diagnostics. We compete against these companies on the basis of product performance and customer service.

      Patents, Trade Secrets and Trademarks

      We have built a strong patent and intellectual property position around our proprietary application of ELISA technology. We hold five United States patents that expire beginning in 2001 and ending in 2010. We have no pending patent applications. The Hyaluronic Acid product is protected by U.S., Japanese and European patents held by Chugai. As part of the agreements with Chugai, we have a license to use the Chugai patents to manufacture this product for worldwide distribution, and marketing rights worldwide except Japan. See "-- Chugai Strategic Relationship."

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

      Where appropriate, we intend to obtain patent protection for our products and processes. We also rely on trade secrets and proprietary know-how in our manufacturing processes. We require each of our employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not be disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived of by an employee shall be the exclusive property of the Company.

      The majority of our product sales, approximately 70%, for the fiscal year end June 30, 2001, were products which utilized our proprietary technology.

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

      In the United States, medical devices are classified by the FDA into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to ensure their safety and effectiveness in a reasonable manner. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to QSR requirements). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices). All of our current products and products under development are or are expected to be classified as Class I or Class II devices.

      Before a new device can be introduced in the market, we must obtain FDA clearance or approval through either clearance of a 510(k) pre-market notification or approval of a product marketing approval ("PMA") application, which is a more extensive and costly application. All of our products have been cleared using a 510(k) application, and we expect that most, if not all, future products will also qualify for clearance using a 510(k) application.

      It generally takes up to 90 days from submission to obtain 510(k) pre-market clearance but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. See "Part II. Item 6. Management's Discussion and Analysis -- Forward-Looking Statements and Risk Factors -- Governmental Regulation of Diagnostic Products."

      Our customers using diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Information Act of 1988 (the "CLIA"). The CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: "waived," "moderately complex" and "highly complex." Our current ELISA tests are categorized as "moderately complex" tests for clinical use in the United States. Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the "Centers for Medicare and Medicaid Services" ("CMS"), formerly the United States Health Care Financing Administration ("HCFA"). There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA will not have an adverse impact on the potential market for our future products.

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

      Reimbursement

      Currently our largest market segment is the hospital based and free standing independent laboratory market in the United States. Payment for testing in this segment is largely based on third party payor reimbursement. The laboratory that performs the test will submit an invoice to the patient's insurance provider (or the patient if not covered by a program). Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology ("CPT") code by the American Medical Association. Each CPT code is then assigned a reimbursement level by CMS. Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS.


The Consumer Healthcare Business

      Introduction

      The Company's subsidiary, ho.com, manages an Internet-based consumer healthcare business. Our e-commerce site, www.sports-n-fitness.com ("SNF.com"), became operational in the quarter ended June 30, 2001. The site is a consumer-focused interactive site including:

o an extensive and expanding line of healthcare-related products available for convenient purchase and delivery; and

o links to a vast array of healthcare information such as acute ailments, chronic illnesses, nutrition, fitness and wellness, medical databases, publications and medical or health related news.


      SNF.com is designed to provide easy access to health related products for the customer. Our mission is to establish SNF.com as a valued source of consumer healthcare product and information needs via the Internet (the global computer network). The site is designed to promote independent healthy living - featuring medical and health information, home diagnostics, nutritional supplements, and fitness enhancing products. By providing all of these components in one extensive site, we intend for SNF.com to be the consumer's best choice to supply their entire healthcare needs. We may add additional websites in the future to address other opportunities in health care.

      We intend to develop a high degree of brand recognition, drive high volumes of traffic to SNF.com, and acquire and distribute relevant health information. We expect to expand the network by establishing relationships with companies and organizations providing healthcare products and services, as well as those which have the ability to direct large numbers of users to SNF.com. We expect to create a trusted brand on which consumers will rely for their healthcare needs.

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

      Strategy

      The business strategy of our website will incorporate the following key elements:

|X|   establish   and   actively   promote   the    health-outfitters.com   and
        sports-n-fitness brands;

|X|   build SNF.com and attract an increasingly  large audience of consumers by using targeted advertising;

|X| offer an extensive line of unique healthcare related products on the Internet, with the products coming from high quality vendors;

|X| build an efficient and responsive customer service, order fulfillment and distribution function to support sales growth while generating a high degree of user loyalty;

|X|   maintain   competitive  pricing  via  direct  shipping  to  customers  by suppliers while maximizing gross margin and earnings;

|X| provide an attractive and informative website to deliver advertising in a highly targeted manner and draw a large number of advertisers who desire to reach the selected users; and

|X|   develop, over time, a profitable e-commerce business model.

      We intend to continually develop additional distribution relationships with retailers, manufacturers and other providers to offer healthcare products and services. We expect to partner with our vendors for shared advertising dollars. Vendors will feature their products, and wherever possible, SNF.com will be listed as the premier Internet source from which to purchase their products. We will feature regular specials on products, and SNF.com will provide information on specific healthcare topics relevant to the products.

      Products

      We intend to make the following types of products available through
SNF.com: Home Diagnostics (pregnancy and fertility, drugs of abuse, infectious diseases); Nutritionals and Nutraceuticals (health foods, vitamin supplements, herbal medicines); Home Medical Products including, Wound Care (first aid tests, pressure relief, dressings); and Sports & Fitness Products (sports medicine and fitness equipment).

      Competition

      Although there are other websites that sell selected healthcare products, most are limited to a single market area and do not combine the variety of products expected to be offered by SNF. Many of the manufacturers themselves also have websites that advertise and sell product directly to consumers. The advantage over these sites is that SNF.com is expected to offer an excellent selection of unique products, giving the customer the advantage of choosing products from different manufacturers and the ability to bundle into a single purchase. This is convenient not only because of time restraints and billing ease, but it also allows for comparison shopping and gives the customer more buying power through volume discounts.

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

      Our website has been designed with speed and convenience as top priority, providing quick, intuitive and easy navigation. We intend to provide obvious starting points and clear paths to all segments of the site will be provided, allowing the first time visitor the ability to easily browse or the experienced shopper the option of proceeding directly to product categories for quick purchases. We plan to offer health and medical information along with recommendations of the best choices of products to fulfill the customer's needs.

      Employees (for Entire Entity)

      As of September 18, 2001, we employed 41 employees, 39 full time and 2 part-time. Of these, 5 hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.


Item 2.  Description of Property.

      We currently lease approximately 12,000 square feet of space in one building in Westminster, Colorado, which is used for our administrative offices, research and development facilities and manufacturing operations. The lease expires August 31, 2006. We also lease approximately 1,400 square feet of office space in Peterborough, Cambridgeshire, United Kingdom under a lease that expires September 29, 2001 and it is intended to be renewed. We believe that suitable additional or alternative space will be available on commercially reasonable terms as needed, and that our existing facilities will be sufficient for our operational purposes through the end of the leases.

Item 3.  Legal Proceedings

      We are not a party to any material litigation or legal proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders.

      There were no matters submitted during the fourth quarter of the fiscal year covered by this Report to a vote of stockholders, through the solicitation of proxies, or otherwise.


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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The Common Stock is traded on the OTC Bulletin Board (R) under the symbol "COGX". On September 18, 2001, the last bid price of the Common Stock on the OTC Bulletin Board (R) as reported by the OTC Bulletin Board (R) was $0.22.

      The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock as reported on the OTC Bulletin Board (R). The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

               Stock Price Dates                              Stock    Price
Ranges
                                               High      Low

      Fiscal Year 2001
      Quarter Ended:
           September 30, 2000                       $0.31     $0.16
           December 31, 2000                        $0.25     $0.09
           March 31, 2001                           $0.16     $0.125
           June 30, 2001                            $0.35     $0.13

      Fiscal Year 2000
      Quarter Ended:
           September 30, 1999                       $0.28     $0.13
           December 31, 1999                        $0.25     $0.09
           March 31, 2000                           $0.72     $0.19
           June 30, 2000                            $0.50     $0.22

      On September 18, 2001, there were approximately 162 holders of record of the Common Stock.

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

      Stock Issuance

          From January 18, 2001 through June 30, 2001, we sold a total of 2,829,000 shares of Common Stock at $.17544 per share for a total of $496,316 to 13 accredited investors. The sales were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4 (2) of the Securities Act. The shares were not registered under federal or state securities laws, and, therefore, will be "restricted securities" as such term is defined in Rule 144 promulgated under the Securities Act. The Company intends to use the proceeds of the private placement to assist in the market and regulatory development of the Company's HA diagnostic test, acquire capital equipment, reduce short-term debt, accelerate research and development of new products and for general working capital.


      Issuance of Warrants

      On April 12, 2001, we issued warrants to purchase 900,000 shares of common stock of Corgenix to Bathgate McColley Capital Group, LLC ("Bathgate McColley"), a consultant to the Company. The warrants were issued to Bathgate McColley in exchange for financial advisory and investment banking services to be provided to the Company. The warrants were issued in the form of four separate three year common stock purchase warrants to purchase an aggregate 900,000 (with a purchase price of $.001 per warrant for aggregate consideration of $900.00) shares of Corgenix common stock at an exercise price of $.25 cents per share with customary anti-dilution and "cashless" exercise provisions and certain stock price performance goals. The warrants may be assigned to third parties by Bathgate McColley with the prior consent of Corgenix. The warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4 (2) of the Securities Act.


      Forward-Looking Statements

      This Form 10-KSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this Form 10-KSB, including, without limitation, statements regarding future product developments, statements regarding our intent to develop the Consumer Products Business, acquisition strategies, strategic partnership expectations, technological developments, the development of health-outfitters.com, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this Form10-KSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

      The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

      General

      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 142 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries of the world through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

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

      Results of Operations

      Years Ended June 30, 2001 compared to 2000

      Net sales. Net sales for the year ended June 30, 2001 were $4,230,000, a 19.3% increase from $3,545,000 in 2000 due to continued expansion of our worldwide distribution network, overall product mix, and the revenue contribution of new products. Product sales increased in all categories. Sales in the US increased 17.3%; sales to international distributors increased 24.8%; and sales to OEM partners increased 17.1%. Sales of Hyaluronic Acid to Chugai for distribution in Japan decreased 12.6% due to the timing of orders, a slowdown in the Japanese economy along with Japanese insurance reimbursement issues. The vast majority of the Company's sales increase for the current fiscal year was due to a higher average price per unit sold as opposed to increases in unit volume. This was mainly attributable to increased direct domestic sales relative to distributor/OEM sales (which generally are sold at lower unit prices). Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2002. Sales of products by health-outfitters.com were not significant in 2001 and, since we envision a slow-growth scenario, are not expected to be significant in 2002.

      Cost of sales. Cost of sales increased 6.1% to $1,563,000 in 2001 from $1,473,000 in 2000, due to the increase in net sales. Gross profit increased to 63.0% in 2001 from 58.4% in 2000 primarily due to increased sales of newer, higher margin products.

      Selling and marketing. Selling and marketing expenses increased 19.6% to $806,000 in 2001 from $674,000 in 2000 due to increases in commissions expense, increased advertising expense, and increased license fees and travel-related expenses associated with the Hyaluronic Acid licensing agreement and various conventions and trade shows.

      Research and development. Research and development expenses increased 2.6% to $357,000 in 2001 from $348,000 in 2000. Most of this increase came as a result of increased purchases and development costs of new products, most notably a joint proof of principle development project. In addition, the Company had greater research & development costs associated with the end of a product development cycle with respect to the anti-prothrombin product introduction. An additional reason for the year-to-year increase was a credit of $43,000 recorded in fiscal 2000 for previously realized expenses for outside clinical trials which were later determined to be unnecessary and which were cancelled.

      General and administrative. General and administrative expenses increased 51.4% to $1,061,000 in 2001 from $701,000 in 2000, due to increases in payroll costs in addition to outside services expense such as legal, accounting and consulting expenses. There was also a slight increase in the provision for bad debts during the year.

      Interest expense. Interest expense decreased 13.4% to $129,000 in 2001 from $149,000 in 2000 due to a continued reduction in our long-term debt and to reductions in over-all interest rates.

      Liquidity and Capital Resources

      Cash provided by operating activities was $196,584 for the current fiscal year compared to $647,222 during the prior fiscal year. Even though net income for the company increased significantly during the current fiscal year, the cash provided from operations decreased primarily due to a reduction in equity instruments issued for services, and the Company's investment in working capital resulting in an increase in prepaid expenses and other assets, along with a substantial reduction of accounts payable and other liabilities. The Company expects this trend to continue as its revenues increase. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $231,559 in fiscal 2001 compared to $472,791 for fiscal 2000. The decrease was mainly attributable to a reduction in the amount of computer equipment required by the Company.

      Net cash provided by financing activities amounted to $309,434 during fiscal 2001 compared to net cash used by financing activities of $145,517 in the prior fiscal year. This substantial increase was due to the private sale of the Company's common stock, referred to above, amounting to $496,233.

      Historically, we have financed our operations primarily through sales of common and preferred stock. In 2001, we raised $496,316 before offering expenses through a private sale of common stock.

      We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. In 2001, our accounts payable decreased 16.2% to $747,000 from $891,000 in 2000 due to a concerted effort on our part to bring the accounts payable more current, accounts receivable decreased 4.1% to $586,000 from $611,000 in 2000 because of more timely payment by our customers.

      Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of common stock mentioned above, and long- term debt financing, of which $807,368 remained outstanding as of June 30, 2001. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2002 to develop the markets and obtain the regulatory approvals for the HA products (see above), and to pursue all of our strategic objectives. We believe that our current availability of cash, working capital, and cash flow from operations are adequate to meet our ongoing needs for at least the next twelve months.

      On June 30, 2001, the Financial Accounting Standards Board ("FASB') issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that the impact of these Statements on the Company's consolidated financial statements is expected to be immaterial.

      The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending June 30, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

      Risk Factors

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated over $3,736,000, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both the diagnostic business and the consumer products business, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, our selling and marketing activities or our plans to develop the Consumer Products Business, any of which could have a material adverse effect on the future of the business.

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

      No Assurance of Successful or Timely Development of Additional Products

      Our business strategy includes the development of additional diagnostic products both for the diagnostic business and consumer products business. Our success in developing new products will depend on our ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. We have limited resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If we are unable, for technological or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, our results of operations could be materially and adversely affected.

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

      Governmental Regulation of Diagnostics Products

      The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the FDA and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated there under, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We are not able to commence marketing or commercial sales in the United States of new products under development until we receive clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

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




                Risks Related to the Consumer Products Business

      New Business Strategy

      We established a new wholly owned subsidiary, health-outfitters.com, Inc., in December 1999. This subsidiary is focused on sales of consumer healthcare products primarily through e-commerce using our websites, www.healthoutfitters.com and www.sports-n-fitness.com. We do not have any experience in managing internet businesses, and we may not be able to successfully operate and grow this new business. The demands of attempting to grow this new business may prevent management from devoting time and attention to our traditional diagnostic business, and that traditional business may decline.

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

      Risks Associated with Exchange Rates

      Our financial statements are presented in US dollars. At the end of each fiscal quarter and the fiscal year, we convert the financial statements of Corgenix UK, which operates in pounds sterling, into US dollars, and consolidate them with results from Corgenix, Inc. and health-outfitters.com, Inc. We may, from time to time, also need to exchange currency from income generated by Corgenix UK. Foreign exchange rates are volatile and can change in an unknown and unpredictable fashion. Should the foreign exchange rates change to levels different than anticipated by us, our business, financial condition and results of operations may be materially adversely affected.


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

Item 8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
Financial
           Disclosure.

      None.

                                    PART III

Item  9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance With Section 16(a) of the
           Exchange Act.

      There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in our proxy statement for our 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.

Item 10.  Executive Compensation.

      There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in our proxy statement for our 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      There is hereby incorporated by reference the information to appear under the caption "Principal Shareholders of the Company" in our proxy statement for our 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of June 30, 2001.

Item 12.  Certain Relationships and Related Transactions.

          During fiscal 2001, there has not been any transaction, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.


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

3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.

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

10.2 Amendment to the Manufacturing Agreement dated as of January 17, 1995 between Chugai Pharmaceutical Co., Ltd. and REAADS Medical Products, Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.3 Amendment to Agreement dated November 17, 1997 between Chugai Diagnostic Science, Co., Ltd. and REAADS Medical Products, Inc. (filed as Exhibit 10.3 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.4* License Agreement dated June 30, 2001 between Chugai Diagnostic Science Co., Ltd. and Corgenix Medical Corporation.

10.9* Office Lease dated May 5, 2001 between Crossroads West LLC/Decook Metrotech LLC and Corgenix, Inc.
10.10 Guarantee dated November 1, 1997 between William George Fleming, Douglass Simpson and Geoffrey Vernon Callen (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.11*   Employment Agreement dated April 1, 2001 between Luis R.
         Lopez and the Company.

10.12*   Employment Agreement dated April 1, 2001 between Douglass
         T. Simpson and the Company.
10.13*   Employment Agreement dated April 1, 2001 between Ann L.
         Steinbarger and the Company.
10.14*   Employment Agreement dated April 1, 2001 between Taryn G.
         Reynolds and the Company.
10.15* Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company.
10.16    Consulting Contract dated May 22, 1998 between Wm. George
         Fleming, Bond Bio-Tech, Ltd. and the Company (filed as
         Exhibit 10.16 to the Company's Registration Statement on
         Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.17    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998,
         and incorporated herein by reference).
10.19 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed as Exhibit 10.19 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.27    Warrant agreement dated June 1, 2000 between the Company
         and Taryn G. Reynolds.
10.30 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed as Exhibit 10.30 to the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.31* Consulting Agreement dated April 10,2001 between Bathgate McColley Capital Group, LLC and the Company.
10.32* Warrant Agreement dated April 10, 2001 between Bathgate McColley Capital Group, LLC and the Company.
10.33* Sales Agent Agreement dated May 7, 2001 between Bathgate McColley Capital Group, LLC and the Company.
21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
23.1*    Consent of  KPMG LLP

23.2*    Consent of SR Howell & Co.


*  Filed herewith.

----------------------------------------
      (b)  Reports on Form 8-K.

           Form 8-K filed June 25, 2001, summarizing presentation materials of the Company used on June 26, 2001 in meeting with investors, brokers and analysts.

                        HYALURONIC ACID LICENSE AGREEMENT

This Agreement is made as of the 30th day of June, 2001, by and between:
Chugai Diagnostics Science Co., Ltd., a Japanese corporation, having its principal office at 41-8, Takada 3-chome, Toshima-ku, Tokyo, 171-8545, Japan ("CDS"), and Corgenix Medical Corporation, a Nevadan corporation, having its principal office at 12061 Tejon Street, Westminster, Colorado 80234, U.S.A. ("Corgenix").

                                   WITNESSETH:

WHEREAS, CDS has entered into a License Agreement dated June 21, 2001 with Chugai Pharmaceutical Co., Ltd., having its principal office at 1-9, Kyobashi 2-chome, Chuo-ku, Tokyo, Japan ("CSK"), in relation to Patents defined below, whereby CSK has agreed to grant CDS the right to manufacture, use, promote to sell and sell the Licensed Product defined below with sub-licenses of such right to the third parties, and

WHEREAS, Corgenix supplies CDS with Hyaluronic Acid Assay Plate-format kit under the Manufacturing Agreement dated September 1st, 1994, as amended by an Amendments dated January 17th 1995 and November 17th, 1997 for CDS' sales and marketing of such kits in Japan, and

WHEREAS, Corgenix wishes to be granted and CDS wishes to grant a semi-exclusive sub-license to manufacture, use, promote to sell, and sell the Licensed Product defined below under the Patents and subject to the terms and conditions set out herein.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties hereto agree as follows:

ARTICLE 1 (DEFINITIONS)
   In this Agreement, the following words and expressions have the following meanings:
   1.1  "Effective Date" means the date first above written.
   1.2 "Licensed Product" means Hyaluronic Acid Assay Plate-format kit to be manufactured under the Patents according to the specifications which CDS consents.
   1.3 "Net Sales" means the total invoice price charged by Corgenix and/or Subsidiaries to non-Subsidiary third parties for the sale of the Licensed Product, less returns, freight charges, insurance premium and customary trade discounts actually taken, consumption tax or other taxes levied and customs duties. If such payments made by non-Subsidiary third parties to Corgenix and/or Subsidiary are determined in currency other than United States Dollars, such currency shall be converted into equivalent United States Dollars at the closing rates which is the bank selling rate for such currency into United States Dollars quoted by the Bank of Tokyo-Mitsubishi reported in the Nikkei Shinbun Newspaper on the last business day of each quarter in which the sales occurred.
   1.4  "Party" means CDS or Corgenix; "Parties" means CDS and Corgenix.
   1.5 "Patents" means the US Patent No. 5,019,498 issued on May 28, 1991 and the ten
     (10) other patents in Canada and Europe corresponding to the PCT application
     WO8700289.
   1.6 "Semi-exclusive Right" means the right which is granted to Corgenix and/or another company, by CDS, to manufacture, use, promote to sell and sell the Licensed Product.
   1.7 "Subsidiary" means companies that are controlled by Corgenix as of the Effective Date. For the purpose of this definition, "control" shall mean direct beneficial ownership of one hundred percent (100%) of the voting stock or other equity ownership interest of such company.
   1.8  "Territory" means worldwide except Japan.

ARTICLE 2 (GRANT OF LICENSE)
   CDS hereby grants to Corgenix Semi-exclusive Right to manufacture, use, promote to sell, and sell the Licensed Product under the license granted by CSK relating to the Patents in the Territory during the term of this Agreement. Corgenix shall not further sublicense the said right to any third parties without prior written consent of CDS, provided, however, that Corgenix may further sublicense the said right to Subsidiaries without the said consent of CDS. In the event Corgenix makes a proposal to further sublicense the said right to a third party, CDS shall respond to Corgenix within sixty (60) business days from the receipt of such a proposal and such a consent shall not be unreasonably withheld.

   Notwithstanding the above, CDS gives to Corgenix a window period in which Corgenix is the sole sub-licensee to the Licensed Product which may last for two (2) years from the Effective Date provided that Corgenix achieves each of semi-annual milestone target specified in its clinical development and market development plans which shall be submitted to CDS within sixty (60) days after the Effective Date and be consented by CDS.

ARTICLE 3 (PATENT MARKING)
   Corgenix may sell the Licensed Product in the Territory under its trademark, provided that Licensed Product shall contain appropriate patent marking of the Patents on the label.

ARTICLE 4 (REGULATORY APPROVAL)
    Corgenix shall be responsible for, and shall bear the expenses of, filing and prosecuting any application to obtain the required governmental approvals or consents necessary to manufacture and market the Licensed Product in the Territory.

ARTICLE 5 (TECHNICAL ASSISTANCE)
           5.1 Corgenix may request CDS' technical support concerning the Patents and the Hyaluronic Acid Assay Plate-format kit in order to enable Corgenix to obtain the required governmental approvals or consents necessary to manufacture and market the Licensed Product, and effectively promote the Licensed Product in the Territory, provided that CDS shall have its own discretion to respond the said request by Corgenix, and further provided that Corgenix shall bear the total costs and expenses incurred to CDS relating to the said support.

    5.2 Pursuant to Section 5.1, Corgenix agrees to provide CDS for reference with a copy of each label, packaging box or its label, and product insert for the Licensed Product every time Corgenix makes or revises such materials.

    5.3 Notwithstanding the Article 5.1 above, CDS agrees to bear the costs incurred to CDS in responding to Corgenix's request for a prior written consent or for advices about any potential modification of the Licensed Products' quality control ("QC") specifications or any change of the kit format.

ARTICLE 6 (ROYALTIES AND PAYMENTS)
   6.1 In consideration of the grant of the rights and sublicenses by CDS to Corgenix under this Agreement, Corgenix shall pay to CDS as follows:

     6.1.1 Milestone payments of twenty-five thousand United States Dollars (US$25,000) each shall be paid: (i) within thirty (30) days after the Effective Date, (ii) within thirty (30) days after the first anniversary of the Effective Date, (iii) within thirty (30) days after the second anniversary of the Effective Date, and (iv) within thirty (30) days after the third anniversary of the Effective Date.
      The payment (iv) above shall be paid to CDS unless CDS grants the license under the Patents to a third party on or before the third anniversary of the Effective Date. The total amount of one hundred thousand dollars ($100,000) set forth above shall be recognized as the most favorable situation.

    6.1.2 Running royalty of seven percent (7%) of Net Sales of the Licensed Product sold by Corgenix and its Subsidiaries for each calendar half year commencing on the Effective Date and thereafter during the term of this Agreement shall be paid to CDS semiannually within forty-five (45) days after the ends of every June and December. The royalty rate of seven percent (7%) shall be recognized as the most favorable rate.

   6.2 Payment Method
      All payments to CDS under this Agreement, except as otherwise agreed, shall be remitted in Japanese Yen by telegraphic transfer to the account of CDS, at a bank in Tokyo designated by CDS. The payment amount in Japanese Yen shall be determined by currency conversion at the closing rate which is the bank selling rate for the United States Dollars into Japanese Yen quoted by the Bank of Tokyo-Mitsubishi reported in the Nikkei Shinbun Newspaper on the last Japanese business day of the month previous to each telegraphic transfer. If a payment is delayed, overdue interest rate will be the US Dollar London Interbank Offered Rate of corresponding overdue period plus three percent (3%) per annum.

   6.3 Withholding Tax
      The amount of withholding tax levied on any payment to be made by Corgenix to CDS shall be borne by CDS, provided, however, that all such tax shall in no event exceed the maximum rate of ten percent (10%) provided for in the Convention for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income between the Governments of Japan and the United States of America. Corgenix shall withhold the tax from such payment to CDS and pay any such tax to the appropriate governmental authority and thereafter shall send to CDS the tax certificate and any other applicable documentation evidencing the payment of such tax.

ARTICLE 7 (RECORDS AND REPORTS)
   7.1 Records
    7.1.1 Corgenix shall keep complete and accurate records and books in sufficiently detailed to show the amount of the Licensed Products manufactured and sold, and the running royalty due and payable to CDS for five (5) years from each calendar year. Corgenix shall, at the request and at the expense of CDS, permit CDS or an independent accountant designated by CDS to have access to such records to examine and to copy, during ordinary business hours, as may be necessary to verify or determine any royalties, paid or payable, under this Agreement.

    7.1.2 Corgenix shall keep complete and accurate QC testing records of the Licensed Products for five (5) years from the date on which such records are documented. Corgenix shall, at the request and at the expense of CDS, permit CDS to have access to such records to examine during ordinary business hours.

           7.2 Reports
      During the term of this Agreement, Corgenix shall provide to CDS at least once in every six months:
       (i) a written report on regulatory approval status referring to the original plan, (ii) a written report on market development status referring to the original plan, (iii) a written report on sales projection, and (iv) a sales report showing the number of kits sold, calculation for
           Net Sales and royalty amount and other data for calculation thereof.

      Unless otherwise specified by CDS, Corgenix will deliver to CDS, by the ends of every July and January, a written report above for the preceding January-June period and July-December period, respectively.

ARTICLE 8 (IMPROVEMENTS)
   The Parties acknowledge and agree that certain inventions and improvements (collectively "Improvements") may be made by Corgenix through Corgenix's use of the Patents. Corgenix shall inform CDS of any Improvements, and shall grant the first refusal right to non-exclusive license to such Improvements to CDS for the territory of Japan, under terms and conditions to be mutually agreed upon.

ARTICLE 9 (CONFIDENTIALITY)
   Each Party acknowledges that during the course of this Agreement it will become privy to confidential information of the other Party including technology, business strategy and other technical, business and financial matters, including, but not limited to, semi-annual reports specified in
   Article 7.2 above. Each Party further acknowledges that the disclosure of such information to a third party, or the use of such information for purposes other than the purposes of this Agreement, would cause irreparable injury to the other Party, which injury might not be compensated for adequately by money damages. Each Party accordingly agrees, during the term of this Agreement and five (5) years thereafter, to hold all information provided by the other Party in strict confidence and not to disclose any such information to a third party except as expressly permitted by the other Party, or use such information for any purpose other than the purposes hereof.

   As used herein, the term confidential information shall not include information that:

     (i) is or becomes generally available to the public other than as a result of disclosure by receiving Party,
     (ii) was available to receiving Party on a non-confidential basis prior to its receipt from disclosing Party,
     (iii) becomes available to receiving Party lawfully from a third party that is not prohibited from disclosing such information, or
     (iv) is developed independently by receiving Party as evidenced by written records other than through knowledge of the disclosed information from disclosing Party.

ARTICLE 10 (PUBLIC DISCLOSURE)
   When Corgenix wants to make any public disclosure which refers directly to this Agreement, or refers to CDS and/or CSK, other than in routine filings with the U.S. Securities and Exchange Commission as required by law, Corgenix shall propose such disclosure to CDS in writing. CDS shall have a right to review and edit such a proposed draft and a right to veto such a disclosure, but CDS cannot unduly withhold its consent. CDS shall response to Corgenix within thirty (30) business days from the receipt of such a proposal.

ARTICLE 11 (WARRANTY AND INFRINGEMENT)
   11.1 CDS warrants that CDS has full authority to enter into this Agreement, provided, however, that CDS makes no warranties, expressed or implied, as to the merchantability of Licensed Product nor warranties of freedom from infringement of any patents or other proprietary rights of third parties. The license may be terminated by CDS if Corgenix contests or disputes the title or validity of the Patents.

   11.2 In the event that any third party claim is made or suit is brought against Corgenix upon the basis that the manufacture, sale and use of the Licensed Product infringes a patent in the Territory owned by said third party, CDS, at its own discretion, will cooperate with Corgenix at Corgenix' cost as reasonably requested by Corgenix in defense of any such claims brought against Corgenix.

   11.3 During the term of this Agreement, CDS shall cause CSK to maintain the Patents as valid and effective patents in the Territory and shall be responsible for all fees required in connection therewith.

   11.4 In the event that any third party infringes any of the Patents in the Territory, then the
       Parties hereto shall, and CDS shall request CSK to, cooperate to take appropriate action against such third party. All costs and expenses incurred in such action, including attorney's fees, shall be borne and paid by CDS. If the Parties hereto are successful in abating the infringement, then any amount recovered shall be first used to reimburse CDS for the costs and expenses incurred in such action, and shall thereafter be divided appropriately between CDS and Corgenix with reference to the relative damages suffered by each Party by reason of the infringement.

ARITCLE 12 (INDEMNIFICATION)
   12.1 Corgenix shall indemnify CDS from and against any damages, liabilities, expenses to be suffered by CDS with regard to product liability claim by a third party.

   12.2 CDS shall not be responsible and does not hold Corgenix harmless from any and all claims of Corgenix for consequential damages, including, but not limited to, loss of profits.

ARTICLE 13 (TERM)
   This Agreement, unless earlier terminated pursuant to Article 14 thereof, shall continue in effect for a period of five (5) years from the Effective Date, and may be renewed or extended for successive terms pursuant to terms and conditions mutually agreed upon in writing.

ARTICLE 14 (TERMINATION)
   Either Party may, without prejudice to any other rights or remedies, terminate this Agreement by giving a written notice to the other with immediate effect, if any of the following events should occur
    (i) if either Party fails to make any payment to the other when due under this Agreement and such failure continues for more than thirty (30) days after receipt of a written notice specifying the default;
   (ii) if either Party fails to perform any other provision of this Agreement which failure remains uncorrected for more than thirty (30) days after receipt of a written notice specifying the default;
   (iii) if either Party files a petition in bankruptcy, or petition in bankruptcy is filed against it, or either Party becomes insolvent, bankrupt, or makes a general assignment for the benefit of creditors, or goes into liquidation or receivership;
   (iv) if either Party ceases or threatens to cease to carry on business or disposes of the whole or any substantial part of its undertaking or its assets;
   (v) if control of either Party is acquired by any person or group not in control at the Effective Date.

ARTICLE 15 (NOTICES)
   All notices or reports required or permitted under this Agreement shall be in writing, and shall be given by facsimile, prepaid registered airmail letter or international courier to the addresses shown below or to such other addresses as the parties may designate in writing. Notices given by facsimile shall be deemed to have been received on the day following its dispatch.
      To CDS:        Attention: President
                41-8, Takada 3-chome, Toshima-ku, Tokyo 171-8545 Japan
                Facsimile: +81-3-3987-3516
      To Corgenix:   Attention: President
                12061 Tejon Street, Westminster, Colorado 80234 U.S.A.
                Facsimile: +1-303-252-9212

ARTICLE 16 (ENTIRE AGREEMENT)
   This Agreement constitutes the entire agreement between Parties hereto, and supersedes any prior written or oral agreements between Parties concerning the subject matter hereof.

ARTICLE 17 (TITLES)
   The titles of the Articles of this Agreement are for reference only, and this Agreement shall not be construed by reference to such titles.

ARTICLE 18 (ARBITRATION)
   Any controversy or claim arising under or in relation to this Agreement shall be settled exclusively by arbitration in accordance with the Rules of Procedures of the Japan Commercial Arbitration Association by three (3) arbitrators appointed in accordance with such Rules. Arbitration shall take place in Tokyo, Japan. The cost incurred by the arbitration shall be borne equally by the Parties except for each attorney's fees which shall be borne by each Party. The decision of the arbitrators shall be final and binding on the Parties hereto. Judgment upon such award rendered by the arbitrators may be entered in any court having jurisdiction thereof.

ARTICLE 19 (ASSIGNMENT)
   This Agreement or any part of this Agreement may not be assigned or transferred by either Party without the prior written consent of the other Party. Any assignment or transfer without such consent shall be null and void.

ARTICLE 20 (NO WAIVER)
   Except where specific time limits are herein provided, no delay on the part of either Party hereto in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right hereunder preclude other or further exercise thereof or the exercise of any other power or right. No waiver, modification or amendment of this Agreement or any provision hereof shall be enforceable against any party hereto unless in writing, signed by the Party against whom such waiver, modification or amendment is claimed, and with regard to any waiver, shall be limited solely to the one event.

ARTICLE 21 (GOVERNING LAW)
   This Agreement shall be governed by and construed in accordance with the laws of Japan.

IN CONSIDERATION OF the foregoing terms and conditions, CDS and Corgenix hereto have affixed their authorized signatures.



Chugai Diagnostics Science Co., Ltd.           Corgenix Medical Corporation


S/ Haruo Kato                       s/ Douglass T. Simpson
Haruo Kato                     Douglass T. Simpson
President and CEO                         President

                                 LEASE AGREEMENT


                          METROTECH CENTRE



                           By and between

              CROSSROADS WEST LLC/DECOOK METROTECH LLC
                                Tenants in Common


                         (herein "Landlord")

                                 and

                           CORGENIX, INC.
                          (herein "Tenant")

                                      INDEX

      Article

       1. Parties
       2. Premises
       3. Use
       4. Term
       5. Commencement Date Memorandum
       6. Minimum Rent
       7. Security Deposit
       8. Adjustments
       9. Uses Prohibited
      10. Compliance with Law
      11. Alterations and Additions
      12. Repairs
      13. Liens
      14. Assignment and Subletting
      15. Hold Harmless
      16. Subrogation
      17. Tenant Insurance
      18. Utilities Payments
      19. Personal Property Taxes
      20. Rules and Regulations
      21. Holding Over
      22. Entry by Landlord
      23. Tenant's Default
      24. Remedies in Default
      25. Default by Landlord
      26. Reconstruction
      27. Eminent Domain
      28. Parking
      29. Signs
      30. Displays
      31. Auctions
      32. Hazardous Substances
      33. Late Fees and Interest on Late Payments
      34. Sale of Premises by Landlord
      35. Subordination, Attornment
      36. Notices
      37. Tenant's Estoppel Certificate
      38. Intentionally Omitted
      39. Bankruptcy
      40. Enlarging the Building Complex
      41. Refusal of Consent
      42. Demolition
      43. General Provisions

                                    EXHIBITS

                      Exhibit "A" -- Site Plan
                     Exhibit "B" -- Work Letter






      LEASE AGREEMENT

      1.   Parties.  This Lease, dated as of the 5th day of May 2001, is made
           --------
by and between CROSSROADS WEST LLC/DECOOK METRO TECH LLC, tenants in common (herein called "Landlord") and CORGENIX, INC. (herein called "Tenant").

      2. Premises. Landlord does hereby lease to Tenant and Tenant does hereby lease from Landlord that certain space (herein called "Premises") for the Lease Term (as hereinafter defined), and any extensions thereof, subject to existing covenants, conditions, restrictions and encumbrances affecting the Building Complex (as hereinafter defined). The Premises contains approximately twelve thousand (12,000) square feet of floor area. The location of said Premises is crosshatched on Exhibit "A" attached hereto and incorporated herein. Said Premises are located in the City of Westminster, State of Colorado, and is part of a six building complex known as MetroTech Centre. Said building complex and the land on which it is located are collectively referred to herein as the "Building Complex." The building of which the Premises is a part is referred to as the "Building."

           This Lease is subject to the terms, covenants and conditions set forth herein and Tenant covenants as a material part of the consideration for this Lease to keep, perform and abide by all of said terms, covenants and conditions agreed to herein.

      3. Use. Tenant and all subtenants or assignees shall use the Premises for its office headquarters, laboratory research facilities, production facilities for the manufacture, packaging and distribution of Tenant's human disease detection products, and related activities of medical diagnostic business including sales and shipping of consumer health care products and related products (the "Permitted Use") and shall not use or permit the Premises to be used for any other purpose without the prior written consent of Landlord, in Landlord's sole discretion.

      4.   Term.
           -----

                     A.   The term of this Lease shall be   five (5) years
("Lease Term"), commencing on the Lease Commencement Date (as hereinafter defined). The parties hereto acknowledge that certain obligations under various Articles hereof shall commence prior to the Lease Commencement Date, and the parties agree to be bound by all the terms, covenants and conditions contained herein at all times subsequent to the date of mutual execution hereof.

                          B.   The "Lease Commencement Date" shall be
September 1, 2001.

                          C.   Tenant covenants and agrees that Tenant shall
be deemed to have accepted the Premises "AS IS". Tenant shall be deemed to have waived any warranty of condition or habitability, suitability for occupancy, use or habitation, fitness for a particular purpose or merchantability, express or implied, relating to the Premises.

      5. Commencement Date Memorandum. Upon either party's request, a "Commencement Date Memorandum" shall be prepared by Landlord, and executed by both parties which shall set forth the exact commencement and termination dates of the Lease Term (the "Lease Commencement Date" and "Lease Termination Date," respectively). Expiration or termination of this Lease prior to the Lease Termination Date, pursuant to the terms and conditions of this Lease, shall hereafter be referred to as "Early Termination."

      6. Minimum Rent. Beginning on the Lease Commencement Date and continuing throughout the entire Lease Term, Tenant agrees to pay to Landlord as monthly Minimum Rent (the "Minimum Rent"), without notice, demand or offset the sum of See Addendum Dollars ($ ), in advance, on or before the first day of each and every successive calendar month during the Lease Term. Minimum Rent for any period which is for less than one (1) month shall be prorated based upon a thirty (30) day month. All Rent (as hereafter defined) shall be paid to Landlord, in lawful money of the United States of America and at such place as Landlord may from time to time designate in writing.

      7. Security Deposit. Tenant has on deposit with Landlord an amount equal to $9,000.00 (the "Security Deposit"). Said sum shall be held by Landlord as security for the faithful performance by Tenant of all the terms, covenants and conditions of this Lease to be kept and performed by Tenant during the term hereof, it being expressly understood that the Security Deposit is not an advance payment of Rent or a measure of Landlord's damages in the event of Tenant Default (as hereafter defined). If Tenant defaults with respect to any provision of this Lease, including, but not limited to the provisions relating to the payments of Rent, Landlord may (but shall not be required to) use, apply or retain all or any portion of the Security Deposit for the payment of any Rent or any other sum in default, or for the payment of any amount which Landlord may spend or become obligated to spend by reason of such Tenant Default, or to compensate Landlord for any other loss or damage which Landlord may suffer by reason of such Tenant Default all without prejudice to any other remedy or remedies to which Landlord may be entitled. If any portion of the Security Deposit is so used or applied, Tenant shall, upon five (5) days notice by Landlord, deposit cash with Landlord in an amount sufficient to restore the Security Deposit to an amount equal to two (2) monthly installments of Minimum Rent, then being paid, and Tenant's failure to do so shall be a Tenant Default under this Lease. Except as required by law, Landlord shall not be required to keep the Security Deposit separate from its general funds but may commingle it with other funds, and Tenant shall not be entitled to interest on the Security Deposit. If Tenant shall fully and faithfully comply with all the terms, covenants and conditions in this Lease, the Security Deposit or any balance thereof shall be returned to Tenant (or, at Landlord's option, to the last assignee of Tenant's interest hereunder) within thirty (30) days following the Lease Termination Date; provided, however, at Landlord's option, said amount may be retained by Landlord as security for Tenant's obligations pursuant to Article 8 below, until after determination of the actual Adjustment (as hereafter defined) for the calendar year in which the Lease Termination Date or Early Termination occurred. Any amounts owing by Tenant to Landlord pursuant to said
Article 8 may thereafter be deducted from the Security Deposit prior to the return of the amount to Tenant. In the event of termination of Landlord's interest in this Lease, Landlord shall transfer any deposit to Landlord's successor-in-interest, and Landlord shall have no further liability therefor to Tenant.

      8.  Adjustments.
          ------------

                     (1) In addition to the Minimum Rent due hereunder, and beginning on the Lease Commencement Date, Tenant shall pay to Landlord Tenant's Pro Rata Share (as defined below) of the following items: all costs, expenses, and disbursements to own, manage, operate, and maintain the Building Complex (any of which may be furnished by an affiliate of Landlord), including, without limitation, all real estate taxes, including general or special assessments, of any kind or nature relating to the ownership or operation of the Building Complex; costs of insurance which Landlord is required or otherwise elects to carry with respect to the Building Complex; costs of maintaining, repairing, replacing, striping, lighting, and cleaning the parking lots, sidewalks, driveways, landscaping, and all the Common Areas (as hereinafter defined); all common utility expenses; costs of removal of snow, trash, garbage and other refuse; costs of providing security for the Building Complex; sanitary sewer and storm drainage expenses; all costs to maintain and repair the roof and any common HVAC or other mechanical or electrical systems, if any; interior and exterior painting supplied by Landlord; costs of fire protection and sprinkler maintenance; all governmental impositions and surcharges with respect to the Building Complex; costs of purchasing, leasing, maintaining, and lighting the individual tenant signs and the Building Complex identification signs; and an administrative charge equal to 15% of the total costs outlined above (collectively, the "Adjustments"). Tenant's "Pro Rata Share" shall be equal to a fraction, the numerator of which is the gross area of the Premises, and the denominator of which is the gross area of the Building Complex. All measurements shall be measured from the exterior of the Building perimeter and the middle of all interior demising walls.

                (2) Common Areas. The term "Common Areas" is defined as all areas and facilities outside the Premises and within the exterior boundary line of the Building Complex and interior utility raceways within the Premises that are provided and designated by the Landlord from time to time for the general non-exclusive use of Landlord, Tenant and other tenants of the Building Complex and their respective employees, suppliers, shippers, customers, contractors and invitees, including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, parkways, driveways and landscaped areas. Landlord hereby grants to Tenant, for the benefit of Tenant and its employees, suppliers, shippers, contractors, customers and invitees, during the term of this Lease the non-exclusive right to use, in common with others entitled to such use, the Common Areas as they exist from time to time, subject to any rights, powers, and privileges reserved by Landlord under the terms hereof or under the terms of any rules and regulations or restrictions governing the use of the Building Complex. Under no circumstances shall the right therein granted to use the Common Areas be deemed to include the right to store or place any property, temporarily or permanently, in the Common Areas. Any such placement or storage shall be permitted only by the prior written consent of Landlord or Landlord's designated agent, which consent may be revoked at any time. In the event that any unauthorized storage shall occur, then Landlord shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove the property and charge the cost to Tenant, which cost shall be immediately payable upon demand by Landlord. Landlord or such other person(s) as Landlord may appoint shall have the exclusive control and management of the Common Areas and shall have the right, from time to time, to establish, modify, amend and enforce reasonable rules and regulations with respect thereto. Landlord shall have the right, in Landlord's sole discretion, from time to time:
(i) to make changes to the Common Areas, including, without limitation, changes in the location, size, shape and number of driveways, entrances, parking spaces, parking areas, loading and unloading areas, ingress, egress, direction of traffic, landscaped areas, walkways and utility raceways; (ii) to close temporarily any of the Common Areas for maintenance purposes so long as reasonable access to the Premises remains available; (iii) to designate other land outside the boundaries of the Building Complex to be a part of the Common Areas; (iv) to add additional building and improvements to the Common Areas so long as such additional buildings and improvements are adjacent to the Building Complex; (v) to use the Common Areas while engaged in making additional improvements, repairs or alterations to the Building Complex, or any portion thereof; (vi) to grant easements, rights-of-way or other similar rights over or across the Common Areas; and (vii) to do and perform such other acts and make such other changes in, to or with respect to the Common Areas and Building Complex as Landlord may, in the exercise of sound business judgment deem to be appropriate.

                (3) Upon the Lease Commencement Date, Landlord shall submit to Tenant a statement of the estimated monthly Adjustments for the period from the Lease Commencement Date to the end of the calendar year, and Tenant shall pay these Adjustments on a monthly basis concurrently with the payment of the Minimum Rent. Tenant shall continue to make said monthly payments until notified by Landlord of a change thereof. By March 1 of each year Landlord shall give Tenant a statement showing the total Adjustments for the Building Complex for the prior calendar year and Tenant's Pro Rata Share thereof, prorated from the Lease Commencement Date. In the event the total of the monthly payments which Tenant has made for the prior calendar year is less than Tenant's Pro Rata Share of such Adjustments, Tenant shall pay the difference in a lump sum within ten
(10) days after receipt of such statement from Landlord. Any overpayment by Tenant shall be credited towards the monthly Adjustments next coming due or, at Landlord's option, applied toward any then existing arrearage of Rent or other monies due Landlord pursuant to this Lease. Included in said statement from Landlord shall be the estimated monthly Adjustments for the following year which shall be based upon the previous year's actual expenses and Landlord's good faith estimate of all anticipated increases thereto. Tenant shall pay said Adjustments together with monthly Minimum Rent as provided herein. Notwithstanding expiration of the Lease Term hereof, by March 1 of the year following the calendar year in which the Lease terminated, Landlord shall give Tenant a statement showing the total Adjustments for the Building Complex for the year in which the Lease terminated and Tenant's Pro Rata Share thereof, prorated to the Lease Termination Date or Early Termination. Tenant shall immediately upon receipt of such statement pay any increase due over the estimated Adjustments previously paid and, conversely, any overpayment shall be paid by Landlord to Tenant upon such determination. Failure of Landlord to submit statements as provided herein shall not be deemed to be a waiver of Tenant's requirement to pay Adjustments. The Minimum Rent, Adjustments and all other amounts due and payable to Landlord by Tenant pursuant to this Lease are sometimes collectively referred to herein as "Rent."

      9. Uses Prohibited. Tenant shall not do or permit anything to be done in the Building Complex nor conduct any business which (i) is not within the Permitted Use of the Premises; (ii) which will in any way increase the existing rate of or affect any fire or other insurance for the Building Complex; or (iii) will cause a cancellation of any insurance policy covering the Building Complex or any part thereof. Tenant shall not do or permit anything to be done in the Building Complex which will in any way obstruct or interfere with the rights of other tenants or occupants of the Building Complex or injure or annoy them or use or allow the Premises to be used for any improper, immoral, unlawful or objectionable purpose; nor shall Tenant cause, maintain or permit any nuisance in the Building Complex. Tenant shall not commit or allow to be committed any waste on the Premises.

           Tenant shall in no event bring any trash or refuse into the Building Complex or Premises which is generated from any other place or location and shall dispose of all trash generated on the Premises in the ordinary course of business in such manner as Landlord may from time to time direct.

      10. Compliance with Law. Tenant shall not use the Premises, or permit anything to be done on the Premises, which will in any way conflict with any law, statute, ordinance, governmental or agency rule or regulation now in force or which may hereafter be enacted or promulgated. Tenant shall, at its sole cost and expense, promptly comply with all laws, statutes, ordinances, governmental or agency rules, regulations or requirements now in force or which may hereafter be in force and with the requirements of any board of fire underwriters or other similar bodies now or hereafter constituted relating to or affecting the condition, use or occupancy of the Premises, excluding structural changes not related to or affected by Tenant's improvements or acts. The judgment of any court of competent jurisdiction or the admission of Tenant in any action against Tenant, whether Landlord be a party thereto or not, that Tenant has violated any law, statute, ordinance or governmental rule, regulation or requirement, shall be conclusive of the fact as between Landlord and Tenant.

      11. Alterations and Additions. Tenant shall not make or allow to be made any alterations, additions or improvements to the Premises or the Building, or any part thereof without first obtaining the written consent of Landlord. Any alterations, additions or improvements to said Premises, including, but not limited to, wall covering, paneling and built-in cabinet work, interior walls, (but excepting movable furniture and trade fixtures, and excluding walk-in refrigeration units and the custom laboratory cabinets, counters and casework.), shall at once become a part of the realty and belong to Landlord and shall be surrendered with the Premises. In the event Landlord consents to the making of any alterations, additions or improvements to the Premises or Building by Tenant, the same shall be made by Tenant at Tenant's sole cost and expense and in compliance with the requirements of all governmental authorities with jurisdiction over the Building Complex, and shall be performed by a licensed contractor first approved by Landlord. Tenant, prior to commencing any such work, shall deliver to Landlord plans, specifications and such other documents as Landlord may require; evidence of insurance coverage required by Landlord including Workmen's Compensation; and at Landlord's option, to be exercised in Landlord's sole discretion, Performance and Labor and Material Payment Bonds executed by a surety and in a form acceptable to Landlord. All work performed in the Premises shall be done in such manner as not to disturb or disrupt the operation of the Building Complex, Landlord, or any other tenant of the Building Complex. In the event the proposed alterations, in Landlord's judgment, require review by an architect and/or engineer, the cost of such review shall be paid by Tenant. Any increase in real estate taxes or insurance premiums on the Building Complex attributable to such changes, additions, or improvements shall be paid by Tenant.

           Tenant shall not attach, nor allow to be attached, anything to the exterior of the Premises. Tenant shall not paint any part of the exterior of the Premises nor allow the exterior of the Premises to be painted, even if such paint is temporary or washable. Landlord, in its sole discretion, without notice to Tenant, shall have the right to remove any attachments or paint, and to charge Tenant for the cost of such removal and the cost to repair any damage caused to the exterior of the Premises by Tenant plus an additional fifteen percent (15%) of the total cost of such removal and/or repairs. Tenant shall pay the above charges along with the next occurring Minimum Rent payment following Tenant's billing by Landlord.

           On the Lease Termination Date, upon ten (10) days prior notice by Landlord, or upon the Early Termination of the Lease Term, upon three (3) days prior notice by Landlord, Tenant shall, at Tenant's sole cost and expense, immediately and with all due diligence, remove any alterations, additions, or improvements made by Tenant, designated by Landlord to be removed, and Tenant shall, immediately and with all due diligence, at its sole cost and expense, repair any damage to the Premises caused by such removal.

      12.  Repairs.
           --------

           A. Tenant shall, at Tenant's sole cost and expense, keep the Premises and every part thereof in good condition and repair (except as provided in Article 12.B. below with respect to Landlord's obligations), including, without limitation, the maintenance, replacement and repair of any storefront, doors, locks, frames, window casements, glazing, plumbing, pipes, electrical wiring and conduits, lighting, and heating, ventilating and air conditioning systems. Tenant shall obtain and maintain in full force and effect throughout the term of the Lease a Service Contract for repairs and maintenance of said heating, ventilating and air conditioning systems (the "Service Contract"), which Service Contract shall conform to the requirements under the warranty, if any, on said system, and shall supply Landlord with a copy of the Service Contract. However, Landlord reserves the right, upon advance written notice to Tenant to procure and maintain the service contract for the heating, ventilating, and air conditioning; and in such event Tenant shall be charged for the service contract through its monthly Adjustment payment. If Tenant fails to obtain a Service Contract, such failure at Landlord's option shall constitute a Tenant Default and Landlord shall have the right, but not the obligation, to obtain a Service Contract at Tenant's sole expense, and Tenant shall promptly, upon receipt of demand therefor, reimburse Landlord for all amounts expended in connection with obtaining the Service Contract. Tenant shall, upon the Lease Termination Date or Early Termination, surrender the Premises to Landlord in the same condition as on the Lease Commencement Date, broom clean, ordinary wear and tear excepted. Any damage to adjacent premises or Common Areas caused by Tenant's use of the Premises shall be repaired at the sole cost and expense of Tenant.


                B. Notwithstanding the provisions of Article 12.A. above, and subject to reimbursement as provided in Article 8.B hereof, Landlord shall maintain and repair the exterior and structural portions of the improvements, the roof, and all Common Areas, in a manner consistent with a first class building complex, unless such maintenance and repairs are caused in part or in whole by the act, neglect, fault or omission by Tenant, its agents, servants, employees, invitees, or in the event of any damage caused by breaking and entering, in which cases Tenant shall pay to Landlord the actual cost of such maintenance and repairs. Landlord shall not be liable for any failure to make such repairs or to perform any maintenance unless such failure shall persist for an unreasonable period of time after written notice to Landlord by Tenant. Except as provided in Article 26 hereof, there shall be no abatement of rent and no liability of Landlord by reason of any injury to or interference with Tenant's business arising from the making of any repairs, alterations or improvements to any portion of the Building Complex or the Premises. Tenant waives the right to make repairs at Landlord's expense under any law, statute or ordinance now or hereafter in effect. Notwithstanding the foregoing, Tenant shall have the right to make repairs to the Premises and receive reimbursement for Tenant's reasonable costs of repair if all of the following conditions are met:

1. The repairs made by Tenant are repairs that the Landlord is required to make, at its expense, under the terms of the Lease.

2. The repairs are necessitated by an "Emergency Situation" defined herein as a situation under which damage to Tenant's property or persons will occur if repairs are not commenced.

3. Tenant shall have phoned both Landlord's office (or its designated management office) and its 24-hour emergency line promptly upon Tenant's discovery of the Emergency Situation and Landlord shall have not responded and made repairs in a reasonably timely manner.

      13. Liens. Tenant shall keep the Premises and the property on which the Premises are situated free from any liens arising out of any work performed, materials furnished or obligations incurred by Tenant. No consent granted by Landlord to Tenant to make any alteration, addition or repairs to the Premises shall, in any event, be construed as a consent on the part of Landlord to subject all or any part of the Building Complex or Premises to any lien or liability under the Mechanic's Lien Law of the State of Colorado. If any lien is filed, with or without Tenant's knowledge, Tenant shall immediately, at its sole expense, take whatever action is necessary to cause such lien to be satisfied and discharged. Landlord may after giving Tenant ten (10) days prior written notice elect to cure said lien without prior notice, in which event Tenant shall reimburse Landlord as additional Rent for all costs associated therewith including but not limited to the amount of the lien, reasonable attorneys' fees, together with fifteen percent (15%) of all costs so incurred as an administrative fee. Tenant shall deliver to Landlord, for Landlord's approval, prior to making any alteration, addition, repairs or maintenance in the Premises, a list of all contractors, subcontractors, materialmen and suppliers who shall perform any work or provide any materials or supplies ("Contractors") in connection with the alteration, addition, repairs or maintenance to the Premises. Landlord shall have the right, in Landlord's sole discretion, to disapprove any Contractor, and if Landlord shall so disapprove, Tenant shall replace the disapproved Contractor with a Contractor reasonably acceptable to Landlord. Landlord shall have the right to post notices in the Premises pursuant to C.R.S. ss. 38-22-105, as amended from time to time, or pursuant to any comparable or other provision for protection of Landlord's interest in the Premises and the Building Complex, and to take all other action as Landlord may desire in order for Landlord to comply with said C.R.S. ss. 38-22-105 or such other provisions.

      14. Assignment and Subletting. Tenant shall not either voluntarily, or by operation of law, sell, assign, transfer, mortgage, pledge, hypothecate or encumber the Premises or Tenant's leasehold interest therein, and shall not sublet the Premises or any part thereof, or any right or privilege appurtenant thereto, or allow any other person (the employees, agents, servants and invitees of Tenant excepted) to occupy or use said Premises, or any portion thereof, without first obtaining the written consent of Landlord. Any transfer by operation of law, sale or other transfer of fifty percent (50%) or more of the stock of Tenant, if Tenant is a corporation, or transfer of any general partnership interests in Tenant if Tenant is a partnership, or a transfer of all or substantially all of Tenant's assets, shall constitute a prohibited assignment within the meaning of this Article 14. Notwithstanding anything to the contrary contained in the foregoing, Tenant shall have the right to assign this Lease to an affiliate, without Landlord's consent. Landlord's consent to any assignment or subletting shall not be unreasonably withheld provided that
(1) the assignee's use is in compliance with all the terms, conditions and provisions of the Lease, (2) the proposed assignee is a business similar in character to the preponderance of other tenants in the Building Complex, and (3) the proportion of the Premises devoted to office space as related to space devoted to other uses is similar to that of Tenant. It shall not be unreasonable for Landlord to refuse its consent to any tenant whose use would require delivery or pick up by semi-trailer trucks. A consent by Landlord to any assignment, subletting, occupation or use by any other person shall not be deemed to be a consent to any subsequent assignment, subletting, occupation or use by any other person. Consent to any such assignment or subletting shall in no way relieve Tenant of any liability under this Lease. Any such assignment or subletting without Landlord's consent shall be void, and shall, at the option of the Landlord, constitute a Tenant Default under the terms of this Lease. Tenant shall give Landlord at least thirty (30) days prior notice of any such request which notice shall include the name and address of the proposed assignee or subtenant, all financial information available with respect to said proposed party and any other documentation reasonably required by Landlord.


           In the event that Landlord shall consent to a sublease or assignment hereunder, Tenant shall pay Landlord a fee of Five Hundred Dollars ($500.00).


      15.  Hold Harmless.  Tenant hereby agrees to release, indemnify and hold
           --------------
harmless Landlord and its agents, partners, shareholders, directors, officers, servants and employees from and against:

                A. any and all claims arising from Tenant's use of the Premises or from the conduct of its business or from any activity, work, or other action permitted or suffered by Tenant or its officers, agents, employees on the Premises and/or the Building Complex;

                B. any and all claims arising from any breach or default of the terms, covenants and conditions of this Lease, or arising from any act or negligence of Tenant and its officers, agents, employees, guests, or invitees, and from all costs, attorneys' fees, and liabilities incurred in the defense of any claim, action, or proceeding brought thereon. In case any action or proceeding is commenced against Landlord for any reason relating to any such claim or arising out of or in any way related to this Lease, Tenant, upon notice from Landlord, shall defend the same at Tenant's expense by counsel reasonably satisfactory to Landlord. Tenant, as a material part of the consideration to Landlord, hereby assumes all risk of loss, theft, misappropriation, or damage to property or injury to persons on the Premises and/or the Building Complex, from any cause; and Tenant hereby waives all claims with respect thereto against Landlord except for claims arising from Landlord's gross negligence or the gross negligence of Landlord's employees, agents, and contractors. Tenant shall give prompt notice to Landlord in case of casualty or accidents on the Premises and/or the Building Complex.

                     Landlord, or its agents, partners, shareholders, directors, officers, servants and employees shall not be liable for any loss or damage to persons or property resulting from fire, explosion, steam, gas, electricity, noxious odor, noise, water or rain which may leak from any part of the Building Complex including the pipes, equipment, plumbing fixtures, roof, street, subsurface or from any other place, or for any other cause whatsoever, except personal injury caused by the gross negligence of Landlord, and its agents, or employees. Landlord, or its agents, shall not be liable for any latent defects in the Premises.

      16. Subrogation. Notwithstanding anything to the contrary contained herein, Landlord and Tenant hereby mutually waive and release their respective rights of recovery against each other for (i) any loss on their respective property capable of being insured against by "all risk" insurance coverage whether carried or not, and (ii) all loss, cost, damage or expense arising out of or due to any interruption of business (regardless of the cause therefore), increased or additional costs of operation of business or other costs or expenses which are capable of being insured against under business interruption insurance whether carried or not. Each party shall obtain said waiver from its insurance carrier and any special endorsements, if required by its insurer, to evidence compliance with the aforementioned waiver and shall bear the cost thereof.

      17. Tenant Insurance. Tenant shall, at Tenant's expense, obtain and keep in full force during the Lease Term, a policy of comprehensive public liability insurance insuring Landlord, any mortgagees of Landlord, and Tenant against any liability arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such insurance shall have single limits of not less than $1,000,000.00 for injury or death of any person or persons in any one accident or occurrence. Such insurance shall further insure Landlord and Tenant against liability for property damage of at least $1,000,000.00, with endorsements for assumed contractual liability with respect to liabilities assumed by Tenant under the provisions of this Lease. Landlord shall have the right to cause such limits to be increased from time to time based upon limits then customarily required of tenants in similar building complexes. The limit of any such insurance shall not, however, limit the liability of Tenant hereunder. Tenant may provide this insurance under a blanket policy, provided that said insurance shall have a landlord's protective liability endorsement attached thereto. If Tenant shall fail to procure and maintain said insurance, Landlord may, but shall not be required to, procure and maintain same at the expense of Tenant and Tenant shall reimburse Landlord for same immediately upon demand as additional Rent. Insurance required hereunder shall be obtained from companies satisfactory to Landlord. Tenant shall maintain property damage insurance for its trade fixtures, stock and all property located on the Premises for the full replacement value thereof. Tenant shall deliver to Landlord, prior to right of entry and thereafter at least thirty (30) days prior to expiration thereof, copies of all insurance policies required herein or certificates evidencing the existence and amounts of such insurance with loss payable clauses satisfactory to Landlord. No policy shall be cancelable without thirty (30) days written notice to Landlord, or subject to reduction of coverage. All such policies shall be written as primary policies not contributing with or in excess of coverage which Landlord may carry.

      18.  Utilities Payments.
           -------------------

                A. Payment for Service. Tenant shall pay for all gas, electricity, water and sewer charges, telephone service and all other services and utilities supplied to the Premises, together with any taxes and deposits thereon. If any such service or utility is not separately metered to Tenant, Tenant shall pay a reasonable proportion to be determined by Landlord of all charges jointly metered with other tenants. If Landlord determines that Tenant uses a disproportionately large amount of any such service or utility, Landlord shall have the right in its discretion, at Tenant's expense, to install a check meter to assist Landlord in the foregoing allocation. No failure or discontinuance of any service pursuant to this Article 18 shall result in any liability of Landlord whatsoever to Tenant, or be deemed to be a constructive eviction or a disturbance of Tenant's use of the Premises.

           B. Interruption of Service. Interruptions of any service referred to in this Article 18, in whole or in part, caused by repairs, maintenance, improvements, alterations, or any other causes, shall not be deemed an eviction or disturbance of Tenant's use or possession of the Premises or any part thereof, or render Landlord liable for damages to Tenant for interruption of its business or for any other reason whatsoever, and Tenant shall not be entitled to any abatement or reduction of Rent or to any other relief from performance of Tenant's obligations under this Lease unless such interruption is caused by the gross negligence or willful misconduct of Landlord. Without limiting the foregoing, the parties agree that compliance with any mandatory or voluntary energy conservation measures or other legal requirements instituted by any governmental authority shall not be considered a violation of any terms of this Lease and shall not entitle Tenant to terminate this Lease or obtain abatement or reduction of Rent hereunder. Landlord shall give Tenant reasonable advance notice of any scheduled interruption of utilities service and shall endeavor to minimize the duration of any such interruption.

      19. Personal Property Taxes. Tenant shall pay before delinquency, any and all taxes levied or assessed during the Lease Term upon Tenant's leasehold improvements, equipment, furniture, fixtures, and any other personal property located in the Premises ("Personal Property"). In the event any or all of the Personal Property shall be assessed and taxed with the real property, Tenant shall pay to Landlord its share of such taxes within ten (10) days notice by Landlord setting forth the amount of such taxes applicable to Personal Property.

      20. Rules and Regulations. Tenant shall faithfully observe and comply with the rules and regulations that Landlord shall from time to time establish and adopt with respect to the operation of the Building Complex. Landlord shall have the right to rescind, waive, modify and/or amend any such rules and regulations at any time or from time to time. Any default by Tenant under any such rules and regulations shall be a Tenant Default, entitling Landlord to exercise all its rights and remedies arising as a result thereof. The rules and regulations may include, but shall not be limited to, (i) the restricting of employee parking to a limited, designated area or areas, and (ii) the regulation of the removal, storage and disposal of Tenant's refuse and other rubbish at the sole cost and expense of Tenant. The rules and regulations shall be binding upon Tenant upon delivery of a copy thereof to Tenant. All rules and regulations shall apply to all of the Tenants in the building complex. Any violation of the rules and regulations by any other tenant of the Building Complex, or Landlord's failure to enforce same, shall not constitute a waiver of Tenant's duty to comply with the rules and regulations.

      21. Holding Over. Tenant shall vacate the Premises upon the Lease Termination Date or Early Termination, or on the date specified in any judicially ordered demand for possession by Landlord after Tenant Default. Tenant shall reimburse Landlord for and indemnify Landlord against all damages incurred by Landlord from any delay by Tenant in vacating the Premises. If Tenant shall hold over after the Lease Termination Date or Early Termination, without a written agreement with Landlord, Tenant's occupancy of the Premises shall be a "month-to-month" tenancy subject to all of the terms, covenants and conditions of this Lease, except that the monthly installments of Minimum Rent shall be increased to two hundred percent (200%) of the Minimum Rent immediately prior to the termination. However, nothing contained herein shall give Tenant the right to hold over at any time, and Landlord may exercise any and all remedies at law or equity to recover possession of the Premises, as well as to collect any damages incurred by Landlord due to failure by Tenant to vacate the Premises.

      22. Entry by Landlord. Landlord reserves, and shall during normal business hours and with reasonable notice to Tenant have, the right to enter the Premises to inspect the same, to submit said Premises to prospective purchasers, lenders, or tenants, to post notices of non-liability, to repair the Premises and any portion of the Building Complex of which the Premises are a part that Landlord may deem necessary or desirable, without abatement of Rent, and may for that purpose erect scaffolding and other necessary structures where reasonably required by the character of the work to be performed, provided that the entrance to the Premises shall not be unreasonably blocked thereby, and further provided that the business of Tenant shall not be interfered with unreasonably. Tenant hereby waives any claim for damages or for any injury or inconvenience to or interference with Tenant's business, any loss of occupancy or quiet enjoyment of the Premises, and any other loss occasioned thereby. Landlord shall have the right to use any and all means which Landlord may deem proper to open the doors in an emergency, in order to obtain entry to the Premises without liability to Landlord. Any entry to the Premises by Landlord shall not under any circumstances be construed or deemed to be a forcible or unlawful entry into, or a detainer of, the Premises, or an eviction, constructive or otherwise, of Tenant from the Premises or any portion thereof. Nothing contained herein shall prohibit the Landlord from entering the Premises in the event of an emergency.

      23.  Tenant's Default.  The occurrence of any one or more of the
           -----------------
following events shall constitute a default and breach of this Lease by Tenant ("Tenant Default"):

                A. Tenant's failure to take possession of the Premises on the Lease Commencement Date or the vacation or abandonment of the Premises by Tenant during the Lease Term.

                B. The failure of Tenant to make any payment of Rent or any other payment required to be made by Tenant hereunder, including, without limitation, obligations to pay Landlord or Landlord's contractors for any work performed pursuant to the Work Letter or any work performed subsequent thereto, on the due date, where such failure shall continue for a period of three (3) days after such payment is due.

                C. The failure by Tenant to observe or perform any of the covenants, conditions and provisions of this Lease to be observed or performed by the Tenant, other than described in Article 23.B. above, where such failure shall continue for a period of five (5) days after written notice thereof by Landlord to Tenant; provided, however, that if the nature of such failure is such that more than five (5) days are reasonably required for its cure, then Tenant shall not be deemed to be in default if Tenant commences such cure within said five (5) day period, thereafter diligently prosecutes such cure to completion, and such cure is completed within thirty (30) days.

                D. The making by Tenant of any general assignment or general arrangement for the benefit of creditors; or the filing by or against Tenant of a petition to have Tenant adjudged a bankrupt, or a petition or reorganization or arrangement under any law relating to bankruptcy; or the appointment of a trustee or a receiver to take possession of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease; or the attachment, execution or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease; or the failure of Tenant or of any of the partners of Tenant to generally pay their debts as they become due.

      24. Remedies in Default. Subject to Colorado statutes, upon the occurrence of a Tenant Default, Landlord shall have the option to do any one or more of the following without any notice or demand, as often as is deemed necessary by Landlord, in addition to and not in limitation of any other remedy permitted by law, in equity or under this Lease:

                A. Landlord may, but shall not be obligated to do so, and without releasing Tenant from any obligations under this lease, make any payment or take any action to cure such Tenant Default in such manner and to such extent as Landlord may deem necessary or desirable, including, but not limited to causing the Premises to be maintained in accordance with the provisions of
Article 12. Tenant covenants and agrees to pay to Landlord, upon demand, all advances, costs and expenses of Landlord in connection with the cure of such Tenant Default, including reasonable attorneys' fees, together with interest at eighteen percent (18%) per annum from the date of payment of any such advances, costs and expenses by Landlord. Action taken by Landlord may include commencing, appearing in, defending or otherwise participating in any action or proceeding and paying, purchasing, contesting or compromising any claim, right, encumbrance, charge or lien with respect to the Premises.

                B. Landlord may terminate this Lease, effective at such time as may be specified by notice to Tenant, and recover possession of the Premises from Tenant. Tenant shall remain liable to Landlord for damages in an amount equal to the Minimum Rent, and Adjustments (estimated at a rate equal to that paid by Tenant during the immediately preceding 12-month period, or shorter period, if the Lease has not been in effect for 12 months) and other sums which would have been owing by Tenant hereunder for the balance of the Lease Term had this Lease not been terminated, less the net proceeds, if any, of any reletting of the Premises by Landlord subsequent to such termination, after deduction of all of Landlord's expenses in connection with such recovery of possession or reletting. Landlord shall be entitled to collect and receive such damages from Tenant on the days on which the Minimum Rent, Adjustments and other amounts would have been payable if this Lease had not been terminated. Alternatively, at the sole option of Landlord, Landlord shall be entitled to recover forthwith from Tenant, as damages for loss of the bargain and not as a penalty, an aggregate sum which, at the time of such termination of this Lease, represents the excess, if any, of (a) the aggregate of the Minimum Rent, Adjustments and all other sums payable by Tenant hereunder that would have accrued for the balance of the Lease Term, over (b) the aggregate rental value of the Premises for the balance of the Lease Term, both discounted to present worth at the rate of 8% per annum.

                C. Landlord may reenter and take possession of the Premises or any part thereof, without demand or notice, and repossess the same and expel Tenant and any party claiming by, under or through Tenant, and remove all personal property and inventory, using such force as may be necessary, without being liable for prosecution on account thereof or being deemed guilty of trespass, and without prejudice to any remedies for arrearage of Rent or right to bring any proceeding for breach of terms, covenants and conditions of this Lease. No such reentry or taking possession of the Premises by Landlord shall be construed as an election by Landlord to terminate this Lease unless a written notice of such intention is given to Tenant. No notice from Landlord hereunder or under a forcible entry and detainer statute or similar law shall constitute an election by Landlord to terminate this Lease unless such notice specifically so states. Landlord reserves the right, following any reentry or reletting, to exercise its right to terminate this Lease by giving Tenant written notice, in which event the Lease will terminate as specified in said notice. After recovering possession of the Premises, Landlord may, but shall not be obligated to, relet the Premises, or any part thereof, for the account of Tenant, for such term and on such other conditions as Landlord, in its sole discretion, may determine. Landlord may make such repairs, alterations or improvements as Landlord may consider appropriate to accomplish such reletting, and Tenant shall reimburse Landlord upon demand for all costs and expenses, including attorneys' fees, which Landlord may incur in connection with such reletting, including advertising costs and leasing commissions, whether or not Landlord successfully relets the Premises. Landlord may collect and receive the rents for such reletting but Landlord shall in no way be responsible or liable for any failure to relet the Premises, or any part thereof, or for any failure to collect any rent due upon such reletting. Landlord shall have the right to rent any other available space in the Building Complex before reletting or attempting to relet the Premises. Notwithstanding Landlord's recovery of possession of the Premises, Tenant shall continue to pay on the dates herein specified, the Minimum Rent, and Adjustments (estimated at a rate equal to that paid by Tenant during the immediately preceding 12-month period, or shorter period if the Lease has not been in effect for 12 months) and other amounts which would be payable hereunder if such repossession had not occurred. Upon the expiration or earlier termination of this Lease, Landlord shall refund to Tenant the amount, without interest, by which the amounts paid by Tenant, when added to the net amount, if any, recovered by Landlord through any reletting of the Premises, exceed the total amount payable by Tenant under this Lease. If, in connection with any reletting, the new lease term extends beyond the existing Lease Term, or the premises covered thereby include other premises not part of the Premises, a fair apportionment of the rent received from such reletting and the expenses incurred in connection therewith will be made in determining the net amount recovered from such reletting. No entry by Landlord into the Premises or exercise of dominion by Landlord over the property of Tenant or others within the Premises shall constitute conversion or trespass, Tenant hereby consenting thereto in the event of any Tenant Default.

                D. Exercise by Landlord of any one or more remedies provided for herein shall not be deemed to be an acceptance of surrender of the Premises by Tenant, whether by agreement or operation of law, it being understood that such surrender can be effected only by the written agreement of Landlord and Tenant. No such alteration of locks or other security devices and no removal or other exercise of dominion by Landlord over the property of Tenant or others at the Premises shall be deemed unauthorized or constitute conversion, Tenant hereby consenting, after any Tenant Default, to the aforesaid exercise of dominion over Tenant's property within the Premises. All claims for damages by reason of such reentry, repossession, and/or alteration of locks or other security devices are hereby waived, as are all claims for damages by reason of any distress warrant, forcible detainer or unlawful detainer proceedings, sequestration proceedings or other legal process. Tenant agrees that any reentry by Landlord may be pursuant to judgment obtained in forcible detainer or unlawful detainer proceedings or other legal proceedings or without the necessity for any legal proceedings and Landlord shall not be liable for trespass or otherwise.

                E. In the event that Landlord shall have taken possession of the Premises pursuant to the authority herein granted, Landlord may relinquish possession of all or any portion of the Personal Property located therein to any person claiming to be entitled to possession thereof ("Claimant") who presents to Landlord a copy of any instrument, granting Claimant the right to take possession of such Personal Property, without the necessity on the part of Landlord to inquire as to the authenticity of said instrument or the validity of the factual or legal basis upon which Claimant purports to act; and Tenant agrees to indemnify and hold Landlord harmless from all costs, expenses, losses, damages, and liabilities incident to Landlord's relinquishment of possession of all or any portion of the Personal Property to Claimant. Tenant stipulates and agrees that the rights herein granted Landlord are commercially reasonable.

                F. The consent or waiver, expressed or implied, by Landlord to any breach of any term, covenant, or condition of this Lease by Tenant shall not be construed as a consent or waiver of any other breach of the same or any other term, covenant, or condition. The failure by Landlord to insist upon the strict performance or any term, covenant, or condition hereof or to exercise any right or remedy upon a breach thereof, and the acceptance of full or partial Rent during the continuance of any such breach, shall not constitute a waiver of any such breach or of such term, covenant, or condition. No agreement, term, covenant or condition hereof to be performed or complied with by Tenant, and no breach thereof, shall be waived, altered or modified except by a written instrument executed by Landlord. The waiver of any breach shall not affect or alter this Lease, and each and every term, covenant, or condition hereof shall continue in full force and effect with respect to any other or subsequent breach thereof.

                G. The acceptance of any payments by Landlord from Tenant after the termination of this Lease shall in no way alter the length of the Term or Tenant's right of possession hereunder or reinstate, continue or extend the Term or affect any notice given Tenant prior to the receipt of such payments, it being agreed that after the giving of notice or the commencement of a suit or after final judgment for possession of the Premises, Landlord may receive and collect any Rent due, and the payment of Rent shall not waive or affect said notice, suit or judgment, nor shall the acceptance of Rent be deemed a waiver of any breach by Tenant of any term, covenant or condition of this Lease. No endorsement or statement on any check or any letter accompanying any check or payment of Rent shall be deemed an accord and satisfaction. Landlord may accept any such check or payment without prejudice to Landlord's right to recover the balance due of any installment or payment of Rent or pursue any other remedies available to Landlord with respect to any Tenant Default.

                     H. All property removed from the Premises by Landlord pursuant to any provisions of this Lease or of law shall be handled, removed or stored by Landlord at the cost and expense of Tenant, and Landlord shall in no event be responsible for the value, preservation or safekeeping thereof. Tenant shall pay Landlord upon demand for all expenses incurred by Landlord in such removal and storage.

                I. Tenant shall pay all costs, charges and expenses, including court costs and attorneys' fees, incurred by Landlord (i) in enforcing Tenant's obligations under this Lease whether or not a suit or action is commenced, (ii) in the exercise by Landlord of any of its remedies upon the occurrence of a Tenant Default, or (iii) in consideration of any request, approval, or consent to any action by Tenant which is prohibited by this Lease or which may be done only with Landlord's approval or consent, whether or not such approval or consent is given. The prevailing party shall have the right to collect from the non-prevailing party its reasonable attorneys fees and court costs in the event of any litigation between the parties related to this Lease.

                J. No remedy herein or otherwise conferred upon or reserved to Landlord shall be considered to exclude or suspend any other remedy but the same shall be cumulative and shall be in addition to every other remedy given hereunder, or now or hereafter existing at law or in equity or by statute, and every power and remedy given by this Lease to Landlord may be exercised from time to time consecutively or concurrently and as often as may be deemed necessary by Landlord.

      25. Default by Landlord. In the event of any default by Landlord ("Landlord Default"), Tenant's exclusive remedy shall be to commence an action for damages. Prior to instituting any such action, Tenant shall advise Landlord, and any mortgagee whose name and address has been given to Tenant, by written notice specifying such Landlord Default with particularity and Landlord shall thereupon have thirty (30) days in which to cure any such Landlord Default; provided, however, that if the nature of the Landlord Default is such that more than thirty (30) days are required for its cure, then Landlord shall not be in default if Landlord commences performance within said thirty (30) days and thereafter diligently prosecutes the same to completion. Unless Landlord fails to cure any Landlord Default after such notice, Tenant shall not have any remedy or cause of action by reason thereof. All obligations of Landlord hereunder will be construed as covenants, not conditions.

      26. Reconstruction. In the event the Premises and/or Building Complex are damaged by fire or other peril covered by "all risk" insurance and the insurance proceeds are made available to Landlord, Landlord agrees to repair same, and this Lease shall remain in full force and effect, and Tenant shall be entitled to a proportionate reduction of the Minimum Rent from the date of damage until completion of the repairs, such proportionate reduction to be based upon the extent to which the damage and making of such repairs shall reasonably interfere with the business carried on by Tenant in the Premises within the sole discretion of Landlord. If the damage is due to the fault or neglect of Tenant or its employees, there shall be no abatement of Minimum Rent.

           In the event the Premises and/or Building Complex are damaged as a result of any cause other than the perils covered by "all risk" coverage insurance or the insurance proceeds are not made available to Landlord, then Landlord shall repair the same, provided the extent of the destruction is less than ten percent (10%) of the then full replacement cost of the Premises and/or Building Complex. If the destruction of the Premises and/or Building Complex is greater than ten percent (10%) of the full replacement cost thereof, then Landlord shall have the option (i) to repair or restore such damage, this Lease continuing in full force and effect, with the Minimum Rent to be proportionately reduced as hereinabove provided in this Article; or (ii) to give notice to Tenant at any time within sixty (60) days after such damage, terminating this Lease as of the date specified in such notice, which date shall be no more than thirty (30) days after the giving of such notice. In the event of termination, Tenant shall continue to pay Rent, proportionately reduced as provided above, until the date specified in such notice.

            In the event that damage to the Premises cannot be repaired within four (4) months of the date of the casualty, as reasonably determined by Landlord, then each party hereto shall have the right to terminate this Lease by giving written notice to the other party within ten (10) days of Tenant's receipt of Landlord's written determination, which shall be provided to Tenant within fifteen (15) days of the casualty occurrence.

           Notwithstanding anything to the contrary contained in this Article, Landlord shall not have any obligation whatsoever to repair, reconstruct or restore the Premises when the damage resulting from any casualty covered under this Article occurs during the last twenty-four (24) months of the Lease Term or any extension thereof.

           Landlord shall not be required to repair any damage by fire or other cause, or to make any repairs or replacements of any leasehold improvements, fixtures, or other Personal Property of Tenant. Unless Landlord has notified Tenant that the Lease shall be terminated, Tenant shall be required to restore all leasehold improvements, fixtures or Personal Property to their condition prior to the date of such damage not later than sixty (60) days after the date by which Landlord has repaired damage to the Premises, whether or not insurance proceeds are available to Tenant for such purpose. All Tenant's work undertaken pursuant to this Article 26 shall be completed in compliance with Articles 12 and 13 of this Lease.


      27. Eminent Domain. If more than twenty-five percent (25%) of the Premises shall be taken or appropriated by any governmental or quasi-governmental authority under the power of eminent domain, or conveyed to any governmental authority in lieu of a condemnation proceeding, either party hereto shall have the right, at its option, within sixty (60) days after said taking, to terminate this Lease upon thirty (30) days' written notice. If (i) less than twenty-five percent (25%) of the Premises is taken, or (ii) more than twenty-five percent (25%) of the Premises is taken, but neither party elects to terminate as herein provided, the Minimum Rent thereafter shall be equitably reduced and Tenant's Pro Rata Share shall be redetermined. If any part of the Building Complex other than the Premises is so taken, appropriated, or conveyed, Landlord shall, within sixty (60) days of said taking, have the right at its option to terminate this Lease upon written notice to Tenant provided that Landlord terminates all other leases in the Building Complex. In the event of any taking or appropriation whatsoever, Landlord shall be entitled to any and all awards and/or settlements which may be given and Tenant shall have no claim against Landlord for any amounts whatsoever.

      28. Parking. The parking lot shall be used for parking by vehicles no larger than full-size passenger automobiles or pick-up trucks, herein called "Permitted Size Vehicles." Vehicles other than Permitted Size Vehicles shall be parked and loaded or unloaded only in the designated areas as directed by Landlord and shall be prohibited from standing or parking on either side of Tejon Street, adjacent to the Building Complex. Except for Tenant's service and delivery vehicles, no vehicle shall remain parked at the Building Complex overnight. Tenant shall not permit nor allow any vehicles that belong to or are controlled by Tenant or Tenant's employees, suppliers, shippers, customers, contractors or invitees to be loaded, unloaded, or parked in areas other than those designated by Landlord for such activities. If Tenant permits or allows such use, then Landlord shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove or tow away the vehicle involved and charge the cost to Tenant, which cost shall be immediately payable upon demand by Landlord.

      29.  Signs.
           ------

           A. At Tenant's request, Landlord shall affix an identification sign to the exterior of the Premises (the "Sign"). The location, design, and construction of the Sign shall be designated by Landlord in its sole discretion. Tenant shall reimburse Landlord for all out-of-pocket costs relating to the construction and installation of the Sign within ten (10) days of its receipt of Landlord's invoice for such costs. The Corgenix sign located on the exterior of the Premises on the date of this Lease is hereby approved by Landlord.

           B. Tenant may not affix or maintain upon the glass panes, window supports, or the exterior walls of the Building any such signs, advertising placards, name, insignia, trademarks and descriptive material without first having received the written approval of Landlord, in Landlord's sole discretion.

      30. Displays. No exterior displays, merchandise or any other material may be stored or remain outside the exterior walls and permanent doorways of the Premises. Tenant further agrees not to install any exterior lighting, amplifiers or similar devices or use any advertising medium which may be heard or seen outside the Premises, such as flashing lights, searchlights, loudspeakers, etc.

      31.  Auctions.  Tenant shall not conduct or permit to be conducted any
           ---------
sale by auction on the Premises, whether said auction is voluntary, involuntary, pursuant to any assignment for the payment of creditors or pursuant to any bankruptcy or other insolvency proceeding.

      32.  Hazardous Substances.
           ---------------------

           A. The term "Hazardous Substance" as used in this Lease shall mean any product, substance, chemical, material or waste whose presence, nature, quantity and/or intensity of existence, use, manufacture, disposal, transportation, spill, release or effect, either by itself or in combination with other materials expected to be on the Premises, is either: (i) potentially injurious to the public health, safety or welfare, the environment, or the Premises; (ii) regulated or monitored by any governmental authority; or (iii) a basis for potential liability of Landlord to any governmental agency or third party under any applicable statute or common law theory. Hazardous Substance shall include, but not be limited to hydrocarbons, petroleum gasoline, crude oil or any products or by-products thereof. Tenant shall not engage in any activity in or about the Premises which constitutes a Reportable Use (as hereinafter defined) of Hazardous Substances without the express prior written consent of Landlord and compliance in a timely manner (at Tenant's sole cost and expense) with all Applicable Requirements (as defined in Section D). "Reportable Use" shall mean (i) the installation or use of any above or below ground storage tank; (ii) the generation, possession, storage, use, transportation, or disposal of a Hazardous Substance that requires a permit from, or with respect to which a report, notice, registration or business plan is required to be filed with, any governmental authority; and (iii) the presence in, on or about the Premises of a Hazardous Substance with respect to which any Applicable Laws require that a notice be given to persons entering or occupying the Premises or neighboring properties. Notwithstanding the foregoing, Tenant may, without Landlord's prior consent but upon notice to Landlord and in compliance with all Applicable Requirements, use any ordinary and customary materials reasonably required to be used by Tenant in the normal course of the Permitted Use, so long as such use is not a Reportable Use and does not expose the Premises or neighboring properties to any meaningful risk of contamination or damage or expose Landlord to any liability therefor. In addition, Landlord may (but without any obligation to do so) condition its consent to any Reportable Use of any Hazardous Substance by Tenant upon Tenant's giving Landlord such additional assurances as Landlord, in its reasonable discretion, deems necessary to protect itself, the public, the Premises and the environment against damage, contamination or injury and/or liability therefor including but not limited to the installation (and, at Landlord's option, removal on or before Lease expiration or earlier termination) of reasonably necessary protective modifications to the Premises (such as concrete encasements) and/or the deposit of an additional Security Deposit under
Section 5.

           B. If Tenant knows, or has reasonable cause to believe, that a Hazardous Substance has come to be located in, on, under or about the Premises or the Building Complex, other than as previously consented to by Landlord, Tenant shall immediately give Landlord written notice thereof, together with a copy of any statement, report, notice, registration, application, permit, business plan, license, claim, action, or proceeding given to, or received from, any governmental authority or private party concerning the presence, spill, release, discharge of, or exposure to, such Hazardous Substance including but not limited to all such documents as may be involved in any Reportable Use involving the Premises. Tenant shall not cause or permit any Hazardous Substance to be spilled or released in, on, under or about the Premises (including, without limitation, through the plumbing or sanitary sewer system). Landlord acknowledges that Tenant will store a small amount of gasoline on the Premises to operate its emergency generators. Tenant shall comply with all applicable rules, regulations and ordinances and provisions of this Article 32 in the storage of said gasoline.

           C. Tenant shall indemnify, protect, defend and hold Landlord, its managers, members, officers, directors, agents, employees, lenders and ground Landlord, if any, and the Premises, harmless from and against any and all damages, liabilities, judgments, costs, claims, liens, expenses, penalties, loss of permits and attorneys' and consultants' fees arising out of or involving any Hazardous Substance brought onto the Premises by or for Tenant or by anyone under Tenant's control. Tenant's obligations under this Section 32(c) shall include, but not be limited to, the effects of any contamination or injury to any person, property or the environment created or suffered by Tenant, and the cost of investigation (including consultants' and attorneys' fees and testing), removal, remediation, restoration and/or abatement thereof, or of any contamination therein involved, and shall survive the expiration or earlier termination of this Lease. No termination, cancellation or release agreement entered into by Landlord and Tenant shall release Tenant from its obligations under this Lease with respect to Hazardous Substances, unless specifically so agreed by Landlord in writing at the time of such agreement. The indemnification set forth above shall survive the expiration or termination of this Lease.

           D. Tenant shall at Tenant's sole cost and expense, fully, diligently and in a timely manner, comply with all "Applicable Requirements," which term is used in this Lease to mean all laws, rules, regulations, ordinances, directives, covenants, easements and restrictions of record, permits, the requirements of any applicable fire insurance underwriter or rating bureau, and the recommendations of Landlord's engineers and/or consultants, relating in any manner to the Premises (including but not limited to matters pertaining to (i) industrial hygiene, (ii) environmental conditions on, in, under or about the Premises, including soil and groundwater conditions; and (iii) the use, generation, manufacture, production, installation, maintenance, removal, transportation, storage, spill, or release of any Hazardous Substance), now in effect or which may hereafter come into effect. Tenant shall, within five (5) days after receipt of Landlord's written request, provide Landlord with copies of all documents and information, including but not limited to permits, registrations, manifests, applications, reports and certificates, evidencing Tenant's compliance with any Applicable Requirements specified by Landlord, and shall immediately upon receipt, notify Landlord in writing (with copies of any documents involved) of any threatened or actual claim, notice, citation, warning, complaint or report pertaining to or involving failure by Tenant or the Premises to comply with any Applicable Requirements.

           E. Landlord, Landlord's agents, employees, contractors and designated representatives, and the holders of any mortgages, deeds of trust or ground leases on the Premises ("Lenders") shall have the right to at reasonable times and during normal business hours enter the Premises at any time in the case of an emergency, and otherwise at reasonable times, for the purpose of inspecting the condition of the Premises and for verifying compliance by Tenant with this Lease and all Applicable Requirements, and Landlord shall be entitled to employ experts and/or consultants in connection therewith to advise Landlord with respect to Tenant's activities, including but not limited to Tenant's installation, operation, use, monitoring, maintenance, or removal of any Hazardous Substance on or from the Premises. The reasonable costs and expenses of any such inspections shall be paid by the party requesting same, unless a Default of this Lease by Tenant or a violation of Applicable Requirements or a contamination, caused or materially contributed to by Tenant, is found to exist or to be imminent, or unless the inspection is requested or ordered by a governmental authority as the result of any such existing or imminent violation or contamination. In such case, Tenant shall upon request reimburse Landlord or Landlord's Lender, as the case may be, for the costs and expenses of such inspections.

      33. Late Fees and Interest on Late Payments. Tenant recognizes that the late payment of any Rent will result in administrative and other expenses to Landlord, the extent of which are difficult and economically impractical to ascertain. Tenant, therefore, agrees that any payment of Minimum Rent and/or Adjustments which is not paid within ten (10) days of the due date shall be increased by a late fee equal to fifteen percent (15%) of the payment due. Any delinquent payments of Rent or other amounts due Landlord pursuant to the terms of the Lease, including the late fee specified above, shall accrue interest at the rate of eighteen percent (18%) per annum commencing ten (10) days after the due date thereof. The provisions of this article shall in no way relieve Tenant of the obligation to pay Rent on or before the date on which it is due, or affect Landlord's remedies pursuant to Article 24, but shall be an addition thereto.

      34. Sale of Premises by Landlord. In the event of any sale or other transfer of the Premises and/or Building Complex by Landlord (or its successor), Landlord shall be relieved of any and all liability from its obligation in this Lease arising out of any act, occurrence or omission occurring after the consummation of such sale; and the purchaser, or other transferee, at such sale, shall be deemed, without any further agreement between the parties or their successors-in-interest, to have assumed and agreed to carry out any and all of the covenants and obligations of Landlord under this Lease.

      35. Subordination, Attornment. This Lease, and all of Tenant's interest hereunder, shall be subordinate to any promissory notes, mortgages or deeds of trust secured by the Building Complex or any portion thereof. No act or further agreement by Tenant shall be necessary to establish the subordination of this Lease to any such promissory note, mortgage or deed of trust; however, Tenant agrees, upon request of Landlord, to confirm in writing the subordination of its rights hereunder to the lien of any mortgage or deed of trust, to any bank, insurance company or other lending institution, now or hereafter holding an encumbrance affecting the Building Complex. In the event any proceedings are brought for foreclosure, or in the event of any sale pursuant to any mortgage or deed of trust made by Landlord covering the Premises, Tenant hereby agrees to attorn to the purchaser upon any such foreclosure or sale and recognize such purchaser as Landlord under this Lease provided, however, that the holder of any mortgage or deed of trust shall agree that in the event of foreclosure of such mortgage, Tenant shall remain undisturbed under this Lease so long as Tenant complies with all of Tenant's obligations hereunder.

      36. Notices. All notices, demands, statements, and requests ("Notice") required or permitted to be given hereunder shall be in writing and shall be deemed to have been properly given or served as of (i) the date of personal delivery; (ii) the date the same is deposited in the United States mail, prepaid, for delivery by registered or certified mail, return receipt requested; or (iii) the date delivered to a reputable overnight courier service providing proof of delivery. The initial address of the Landlord and Tenant is set forth below.





           Landlord:      Crossroads West LLC/DeCook MetroTech LLC
                          5675 DTC Boulevard
                          Suite 170
                           Greenwood Village, CO 80111

           Tenant:             Corgenix, Inc.
                          12061 Tejon Street
                          Westminster, CO 80234


           Any party shall have the right from time to time and at any time, upon at least ten (10) days' prior written notice, to change its respective address and to specify any other address within the United States of America, provided said new address is not a post office box. Notwithstanding the effective date of delivery of a Notice, the time period for a response to any such Notice, if a time period is specified herein, shall commence to run from the date of actual receipt of such Notice or the date of deemed receipt, if applicable.

      37. Tenant's Estoppel Certificate. Tenant shall at any time and from time to time, within ten (10) days of written request therefor from Landlord, execute, acknowledge and deliver to Landlord a statement in writing (i) certifying that this Lease is unmodified and in full force and effect (or, if modified, stating the nature of such modification and certifying that this Lease as so modified is in full force and effect), and the date to which the Rent and other charges are paid in advance, if any; (ii) acknowledging that there is not, to Tenant's knowledge, any uncured Landlord or Tenant Default hereunder, or specifying any such default, if claimed; (iii) setting forth the Lease Term, Rent, and Termination Dates; and (iv) stating such other matters as may be requested relating to this Lease. Any such statement may be relied upon by any prospective purchaser or lender for all or any portion of the real property of which the Premises are a part. Further, Tenant and any guarantor shall submit to Landlord, within 15 days of written request therefore, an updated, signed financial statement which shall be no more than ninety (90) days old and shall include a profit and loss statement for the preceding twelve (12) months.

      38.  (This section not applicable.)

      39. Bankruptcy. Landlord and Tenant understand that notwithstanding certain provisions to the contrary contained herein, a trustee or debtor in possession under the Bankruptcy Code of the United States (the "Bankruptcy Code") may have certain rights to assume or assign this Lease. Landlord and Tenant further understand that in any event Landlord is entitled under the Bankruptcy Code to adequate assurances of future performance of the terms, covenants and conditions of this Lease. For purposes of any such assumption or assignment, the parties hereto agree that the term "Adequate Assurance" shall include at least the following:

                A. In order to assure Landlord that the proposed assignee will have the resources with which to pay the Rent, any proposed assignee must have demonstrated to Landlord's satisfaction a net worth (as defined in accordance with generally accepted accounting principles) at least equal to the net worth of Tenant on the Lease Commencement Date increased by seven percent (7%) per year through the date of the proposed assignment. The financial condition and resources of Tenant were a material inducement to Landlord in entering into this Lease.

                B. Any proposed assignee must have been engaged in the Permitted Use at least five (5) years prior to any such proposed assignment.

                C. In entering into this Lease, Landlord considered extensively the Permitted Use and determined that the Permitted Use would add substantially to Landlord's tenant balance and that if it were not for Tenant's agreement to the Permitted Use of the Premises, Landlord would not have entered into this Lease. Landlord's overall operation will be substantially impaired if the trustee in bankruptcy or any assignee of this Lease makes any use of the Premises other than the Permitted Use.

                D. Any proposed assignee of this Lease must assume and agree to be personally bound by the terms, covenants and provisions of this Lease.

      40. Enlarging the Building Complex. Tenant acknowledges that Landlord hereby reserves the right from time to time to enlarge the Building Complex by
(i) constructing other buildings on portions of the Building Complex, with or without any additional parking or Common Areas; (ii) including within the existing Building Complex other properties now or hereafter owned by Landlord adjacent to the Building Complex; and (iii) constructing buildings, and Common Areas on such additional adjacent property. Any new buildings, properties and Common Areas shall be treated as though they were originally a part of the Building Complex and at the election of Landlord all utility costs, Adjustments and other pro rata payments required of Tenant shall be applicable to such enlarged area and all improvements thereon; provided that in such event, Tenant's Pro Rata Share shall be appropriately adjusted to include any additional square footage contained in such new buildings or comprising additional properties added to the Building Complex. Until Landlord makes such election, Tenant's Pro Rata Share shall continue as though such enlargement had not occurred.

      41. Refusal of Consent. Notwithstanding anything to the contrary contained in this Lease, Tenant shall have no claim, and hereby waives the right to any claim, against Landlord for damages by reason of any refusal, withholding or delaying by Landlord of any consent or approval, and in such event, Tenant's only remedies shall be an action for specific performance or injunction to enforce any such requirement.

      42. Demolition. In the event that Landlord makes a determination to demolish all or the portion of the building of which the Premises is a part, Landlord shall have the right to terminate this lease by giving Tenant written notice at least six (6) months in advance of the termination date. Upon such termination date all of Tenants rights to lease, occupy or use the Premises shall terminate and Tenant shall have no claim against Landlord as a result of such termination.

      43.  General Provisions.
           ------------------

                A.   Plats and Riders.  Clauses, plats, riders and addenda,
                     ----------------
and amendments, if any, affixed to this Lease are a part hereof.

                B.   Waiver.  The waiver by Landlord or Tenant of any term,
                     ------
covenant or condition herein contained shall not be deemed to be a waiver of any other term, covenant or condition or any subsequent breach of the same or any other term, covenant or condition herein contained.

                C.   Joint Obligation.  If there be more than one Tenant, the
                     ----------------
obligations hereunder imposed shall be joint and several.

                D.   Marginal Headings.  The marginal headings and titles to
                     -----------------
the articles of this Lease are not a part of the Lease and shall have no effect upon the construction or interpretation of any part hereof.

                E.   Time.  Time is of the essence of this Lease and each and
                     ----
all of its provisions in which performance is a factor.

                F.   Successors and Assigns.  The terms, covenants and
                     ----------------------
conditions herein contained, subject to the provisions as to assignment, shall apply to and bind the heirs, successors, executors, administrators and assigns of the parties hereto.

                G.   Recordation.  Tenant shall not record this Lease, but at
                     -----------
the request of Landlord, Tenant agrees to execute a short form memorandum hereof which may be recorded.

                H.   Quiet Possession.  Upon Tenant paying the Rent reserved
                     ----------------
hereunder and observing and performing all of the terms, covenants and conditions contained in this Lease, Tenant shall have quiet possession of the Premises for the entire term hereof, subject to all the provisions of this Lease.

           I. Prior Agreements. This Lease contains all of the agreements of the parties hereto, and no prior agreements or understandings, written or oral, shall be effective for any purpose. No provision of this Lease may be amended or added to except by an agreement in writing signed by the parties hereto or their respective successors in interest. This Lease shall not be effective or binding on any party until fully executed by both parties hereto.

                          J.   Inability to Perform.  This Lease and the
                               --------------------
obligations of the Tenant hereunder shall not be affected or impaired because Landlord is unable to fulfill any of its obligations hereunder or is delayed in doing so, if such inability or delay is caused by reason of strike, labor troubles, acts of God, or any other cause beyond the reasonable control of the Landlord.

                          K.   Partial Invalidity.  Any provision of this
                               ------------------
Lease which shall prove to be invalid, void, or illegal shall in no way affect, impair or invalidate any other provision hereof and such other provisions shall remain in full force and effect.

                          L.   Choice of Law.  This Lease shall be governed by
                               -------------
the laws of the state in which the Premises are located.

                          M.   Authority of Tenant.  If Tenant is a
                               -------------------
corporation, each individual executing this Lease on behalf of said corporation represents and warrants that (i) he is duly authorized to execute and deliver this Lease on behalf of said corporation, in accordance with the bylaws of said corporation; (ii) this Lease is binding upon said corporation; and (iii) a corporate resolution to that effect in form reasonably acceptable to Landlord shall be provide immediately upon request. If tenant is a partnership, each person or entity signing this Lease for Tenant represents and warrants that he or it is a general partner of the partnership, that he or it has full authority to sign for the partnership and that this Lease binds the partnership and all general partners of the partnership. Tenant shall give written notice to Landlord of any general partner's withdrawal or addition. Within thirty (30) days after this Lease is signed. Tenant shall deliver to Landlord a copy of Tenant's recorded statement of partnership or certificate of limited partnership.

                N. Landlord Exculpation. Landlord and all partners, shareholders, or members, as the case may be, shall have absolutely no personal liability with respect to any provision of this Lease, or any obligation or liability arising in connection herewith. Tenant shall look solely to the equity in the Premises or the Building Complex, for the satisfaction of any remedies of Tenant in the event of a breach by the Landlord of any of its obligations. Such exculpation of liability shall be absolute without any exception whatsoever.

IN WITNESS WHEREOF, the parties hereto have entered into this Lease Agreement as of the day and year first above written.

"LANDLORD"
"TENANT"

CROSSROADS WEST LLC and                        CORGENIX, INC.
DECOOK METROTECH LLC,
Tenants In Common

BY:     s/ J. Michael Spriggs                       BY:    s/ Douglass T.
Simpson
       J. Michael Spriggs                      Douglass T. Simpson
ITS:  Authorized Representative                     ITS: President

DATE:      5/5/01                                   DATE:5/1/01

                                  EXHIBIT "A"

                             Drawing of site plan.


                                  EXHIBIT "B"

             DESCRIPTION OF LANDLORD'S AND TENANT'S WORK

Landlord's Work shall include the following:

Installation of the following electrical equipment shall be completed by Landlord at its sole cost and expense:

1.    Sub-panel in electric closet
2. Replace circuits for existing refrigerators when moved from current location
3.    New 230v circuit for new pump blower; mount on roof
4.    New 120v circuit for new pump
5.    New 120v circuit and four duplex receptacles in new pump room
6.    New circuit for existing exhaust hood
7. New circuit and convenience outlet for heater in one office as designated by tenant

Tenant's Work shall include the following:

1. Tenant to be responsible for any and all interior work (other than set forth herein as Landlord's Work) completed in conformance with plans and specifications according to Paragraph 4 b) below. Tenant will submit to the Landlord a standard floor plan of Tenant's work, attached hereto as Exhibit "C".

2. To equip said office in a manner comparable to offices of a similar nature. Tenant shall, at its expense, install its own office fixtures.

3. To provide partitions, if required, and all other improvements necessary to prepare and open Premises for the business herein authorized.

4. Landlord's obligation to allow Tenant to construct any improvements in the Premises shall be subject to the following conditions:

a) Compliance with Covenants During construction of its tenant finish, Tenant shall comply in all material respects with all covenants, agreements and conditions required by the Lease.

b)    Plans and Specifications  On or before ten (10) days prior to
      ------------------------
      commencement of construction by Tenant, Tenant shall furnish to the Landlord a set of the final plans and specifications for any work to be
      done in the Premises.   The plans must be reviewed and approved by
      Landlord, such approval not to be unreasonably withheld. No changes in such plans and specifications are to be made without the prior written approval of the Landlord, and such work shall not be started without Landlord's prior written approval.

c) Building Permit Tenant shall furnish to the Landlord all permits and approvals, issued by the appropriate governmental authority, which are necessary with respect to any construction in the leased Premises, together with written evidence satisfactory to Landlord that the construction complies with all applicable governmental statutes, ordinances and regulations. Further, all zoning ordinances and governmental and planning ordinances will be complied with.

d) Contractors Prior to commencement of construction, Landlord shall be furnished with a statement setting forth the names and addresses of every contractor, subcontractor, person, firm or corporation furnishing materials or performing labor in the construction of the improvements in the Premises.

e) Insurance Tenant shall supply Landlord with a certificate of insurance from an insurance company acceptable to Landlord evidencing an endorsement for builder's risk for the benefit of the Landlord, in such reasonable amounts as Landlord shall require.

f) Materials All materials incorporated in the Premises shall have been purchased so that the absolute ownership thereof shall become vested in Tenant immediately upon delivery thereof to the Premises or installation on the Premises.

g) Quality of Construction All work on the Premises shall be completed in a good and workmanlike manner. The quality of the Tenant Finish in the Premises shall be comparable to that of the Premises, except that Tenant's display cases and Tenant fixtures installed at the Premises shall be new.

h) Compliance with Law The Tenant shall comply with all governmental regulations pertaining to the construction of Tenant's Work, maintenance and operation of the improvements in the leased Premises and the other components of the Premises.

i) Posting Tenant shall permit Landlord to post the Premises with appropriate notices stating that Landlord shall not be responsible for mechanics' liens on the Premises.

                                ADDENDUM TO LEASE


      THIS ADDENDUM TO LEASE ("Addendum") is executed simultaneously with and hereby forms a part of the annexed Lease Agreement dated the 5th day of May, 2001, by and between Crossroads West Limited Liability Company and DeCook MetroTech LLC, tenants in common. ("Landlord") and Corgenix, Inc._("Tenant"). All provisions herein are a part of that Lease and to the extent that they contradict the Lease, the provisions hereof shall prevail.


      Minimum Rent The Minimum Rent as defined in Article 6 of the Lease shall be as set forth below:

           Months 1 through 12 = $10.500.00 per month Months 13 through 24 = $10,920.00 per month Months 25 through 36 = $11,356.80 per month Months 37 through 48 = $11,811.07 per month Months 25 through 36 = $12,283.51 per month




LANDLORD                            TENANT

CROSSROADS WEST                     CORGENIX, INC.
LIMITED LIABILITY COMPANY and
DECOOK METROTECH LLC


BY:    s/ J. Michael Spriggs                   BY:    s/ Douglass T. Simpson
      J. Michael Spriggs                       Douglass T. Simpson
ITS:     Authorized Representative                  ITS: President

                              MANAGEMENT AGREEMENT

This agreement is made and entered into as of April 1, 2001 between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Luis R. Lopez (the "Executive").

The Company currently employs or intends to employ the Executive in the position of Chief Executive Officer ("CEO"). The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promise contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:


1. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of CEO (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months beginning April 1, 2001 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

2. Duties; Responsibilities and Authority. In his capacities in the Position, the Executive shall have the chief executive officer duties of the Company, which shall be conducted in accordance with policies established by the Company's board of directors (the "Board"). In his capacities in the Position, the Executive shall report to and be subject to the direction and control of the Board. The Executive shall devote his full professional and managerial time and effort to the performance of his duties as CEO of the Company and he shall not engage in any other business activity or activities which, in the mutual judgement of the Executive and the Board, do, in fact, conflict with the performance of his duties under this Agreement, unless agreed to in writing by the Board and attached to this agreement. Furthermore, subject to the general direction and control of the Board, the Executive shall be in complete charge of the executive management of the Company and shall have final authority and responsibility for the Company in all respects. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.


3.    Compensation.

(a) Salary and incentive compensation. For services rendered under this Agreement, the Company shall pay the Executive a monthly salary of $ 13,333 paid semi-monthly at the rate of $ 6,666 beginning April 1, 2001. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President and approved by the Board.

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

(d) Benefits and Vacation. The Executive shall be eligible to participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on as basis at least as favorable, as well as comparable to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President. The value of any unused vacation time shall not be paid to the Executive upon termination of his employment for any reason.

(e) Reimbursement of Expenses.. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of his duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

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

           (ii) a stockholder-approved merger or consolidation to which the Company is a party and in which (A) the Company is not the surviving entity or (B) securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction.

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

13. Miscellaneous.

(a) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President

      to the Executive:
      Luis R. Lopez MD
      (address)

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

Corgenix Medical Corporation                        Executive



s/ Douglass T. Simpson                              s/ Luis R. Lopez
Douglass T. Simpson                                 Luis R. Lopez
President

                              MANAGEMENT AGREEMENT

This agreement is made and entered into as of April 1, 2001 between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Douglass T. Simpson (the "Executive").

The Company currently employs or intends to employ the Executive in the position of President and Chief Operating Officer. The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promise contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:


10. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of President and Chief Operating Officer (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months, beginning April 1, 2001 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

11. Duties; Responsibilities and Authority. In his capacities in the Position, the Executive shall have the primary executive responsibility for the business of the Company, which shall be conducted in accordance with policies established by the Company's board of directors (the "Board"). In his capacities in the Position, the Executive shall report to and be subject to the direction and control of the CEO and the Board. The Executive shall devote his full professional and managerial time and effort to the performance of his duties as President and Chief Operating Officer of the Company and he shall not engage in any other business activity or activities which, in the mutual judgement of the Executive and the Board, do, in fact, conflict with the performance of his duties under this Agreement, unless agreed to in writing by the Board and attached to this agreement. Furthermore, subject to the specific direction of the CEO and general direction and control of the Board, the Executive shall be in complete charge of the business of the Company and shall have full authority and responsibility for formulating policies and administering the Company in all respects. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.


12.   Compensation.

(f) Salary and incentive compensation. For services rendered under this Agreement, the Company shall pay the Executive a monthly salary of $ 11,666 paid semi-monthly at the rate of $ 5,833 beginning April 1, 2001. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President and approved by the Board.

(g) Annual review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased) as the President and Board deems appropriate.

(h) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $500.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with his employment by the Company.

(i) Benefits and Vacation. The Executive shall be eligible to participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on as basis at least as favorable, as well as comparable to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President. The value of any unused vacation time shall not be paid to the Executive upon termination of his employment for any reason.

(j) Reimbursement of Expenses.. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of his duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

13. Termination. Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party. The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board, or committed gross malfeasance in performance of his duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially adversely affected the Company or its reputation. A material failure to perform his duties hereunder that results from the disability of the Executive shall not be considered Cause for his termination.

14. Death. In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Employment Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of his death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in Section 3, above.

15. Severance Pay. In the event that the Executive's employment is terminated by the Company other than "for cause", the Executive shall be entitled to receive his then current compensation, payable at the company's regular payment intervals, and all employee benefits, for twelve (12) months following the date of the Executive's termination by the Company. If the Executive truly voluntarily resigns his employment hereunder, or if his employment is terminated for Cause, the Executive shall not be entitled to any severance pay or other compensation beyond the date of termination of his employment.

16. Change of Control Payment. "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

   (i) the acquisition, directly or indirectly by any person or group other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, of beneficial ownership of securities possessing more than thirty percent (30%) of the total combined voting power of the. Company's outstanding securities, excluding an initial or secondary public offerings;

           (ii) a stockholder-approved merger or consolidation to which the Company is a party and in which (A) the Company is not the surviving entity or (B) securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction.

   In the event of a change of control, as set forth in this Paragraph 6, the Executive shall be entitled to receive a lump sum payment equal to sixty (60) months of his then current compensation and all employee benefits.

17. Covenant Not to Compete. During the continuance of his employment hereunder and for a period of twelve (12) months after termination of his employment hereunder, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

18.   Acceleration of Vesting.

(ii) In the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 Incentive Stock Plan (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

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

13. Miscellaneous.

(i) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President

      to the Executive:
      Douglass T. Simpson
      (address)

(j) Binding effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

(k) Amendment. This Agreement may not be amended except by an instrument in writing executed by each of the parties hereto.

(l) Applicable Law. This Agreement shall be governed by the laws of the State of Colorado, and the venue of any action or proceeding under this Agreement shall take place in the City and County of Denver, Colorado.

(m) Counterparts. This instrument may be executed in one or more counterparts, each of which shall be deemed as original.

(n) Arbitration. Should any dispute arise concerning the terms and conditions of this Agreement, or the breach thereof, and such dispute cannot be first resolved informally, the parties hereto agree to submit any dispute arising out of, or relating to, this Agreement, or the breach thereof, to binding arbitration governed by the American Arbitration Association.

(o) Entire Agreement. This Agreement supersedes and replaces all prior agreements between the parties related to the employment of the Executive by the Company.

(p) Advice of Counsel. Executive acknowledges that he has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                             Executive



s/ Luis R. Lopez                                    s/ Douglass T. Simpson
Luis R. Lopez, MD                                   Douglass T. Simpson
CEO

                              MANAGEMENT AGREEMENT

This agreement is made and entered into as of April 1, 2001 between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Ann L. Steinbarger (the "Executive").

The Company currently employs or intends to employ the Executive in the position of Vice President Sales and Marketing. The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promise contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:


19. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of Vice President Sales and Marketing (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months, beginning April 1, 2001 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

20. Duties; Responsibilities and Authority. In her capacities in the Position, the Executive shall have the primary executive responsibility for the North American sales, and the worldwide marketing and business development of the Company, which shall be conducted in accordance with policies established by the Company's board of directors (the "Board"). In her capacities in the Position, the Executive shall report to and be subject to the direction and control of the President and the Board. The Executive shall devote her full professional and managerial time and effort to the performance of her duties as Vice President Sales and Marketing of the Company and she shall not engage in any other business activity or activities which, in the mutual judgement of the Executive and the Board, do, in fact, conflict with the performance of her duties under this Agreement, unless agreed to in writing by the Board and attached to this agreement. Furthermore, subject to the specific direction of the President and general direction and control of the Board, the Executive shall be in complete charge of the North American sales, and the worldwide marketing and business development of the Company and shall have full authority and responsibility for formulating policies and administering the North American sales, and the worldwide marketing and business development of the Company in all respects. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.


21.   Compensation.

(k) Salary and incentive compensation. For services rendered under this Agreement, the Company shall pay the Executive a monthly salary of $ 10,416 paid semi-monthly at the rate of $ 5,208 beginning April 1, 2001. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President and approved by the Board.

(l) Annual review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased) as the President and Board deems appropriate.

(m) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $500.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with her employment by the Company.

(n) Benefits and Vacation. The Executive shall be eligible to participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on as basis at least as favorable, as well as comparable to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President. The value of any unused vacation time shall not be paid to the Executive upon termination of her employment for any reason.

(o) Reimbursement of Expenses.. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of her duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

22. Termination. Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party. The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board, or committed gross malfeasance in performance of her duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially adversely affected the Company or its reputation. A material failure to perform her duties hereunder that results from the disability of the Executive shall not be considered Cause for her termination.

23. Death. In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Employment Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of her death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in Section 3, above.

24. Severance Pay. In the event that the Executive's employment is terminated by the Company other than "for cause", the Executive shall be entitled to receive her then current compensation, payable at the company's regular payment intervals, and all employee benefits, for twelve (12) months following the date of the Executive's termination by the Company. If the Executive truly voluntarily resigns her employment hereunder, or if her employment is terminated for Cause, the Executive shall not be entitled to any severance pay or other compensation beyond the date of termination of her employment.

25. Change of Control Payment. "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

   (i) the acquisition, directly or indirectly by any person or group other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, of beneficial ownership of securities possessing more than thirty percent (30%) of the total combined voting power of the. Company's outstanding securities, excluding an initial or secondary public offerings;

           (ii) a stockholder-approved merger or consolidation to which the Company is a party and in which (A) the Company is not the surviving entity or (B) securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction.

   In the event of a change of control, as set forth in this Paragraph 6, the Executive shall be entitled to receive a lump sum payment equal to sixty (60) months of her then current compensation and all employee benefits.

26. Covenant Not to Compete. During the continuance of her employment hereunder and for a period of twelve (12) months after termination of her employment hereunder, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

27.   Acceleration of Vesting.

(iii) In the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 Incentive Stock Plan (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

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

      10. Trade Secrets and Confidential Information. During her employment by the Company, and for a period of five years thereafter, the Executive shall not, directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding: The Executive acknowledges access to, and receipt of, such confidential information. Upon termination of her employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by her or by others, shall be left with the Company or returned to the Company upon request. The Executive shall notify future employers of the existence of this confidentiality provision.

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

12. Injunctive Relief. The Executive agrees that any violation by her of the agreements contained in sections 8 and 10 are likely to cause irreparable damage to the Company, and therefore agrees that if there is a breach or threatened breach by the Executive of the provisions of said sections, the Company shall be entitled to an injunction restraining the Executive from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach.

13. Miscellaneous.

(q) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President

      to the Executive:
      Ann L. Steinbarger
      (address)

(r) Binding effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

(s) Amendment. This Agreement may not be amended except by an instrument in writing executed by each of the parties hereto.

(t) Applicable Law. This Agreement shall be governed by the laws of the State of Colorado, and the venue of any action or proceeding under this Agreement shall take place in the City and County of Denver, Colorado.

(u) Counterparts. This instrument may be executed in one or more counterparts, each of which shall be deemed as original.

(v) Arbitration. Should any dispute arise concerning the terms and conditions of this Agreement, or the breach thereof, and such dispute cannot be first resolved informally, the parties hereto agree to submit any dispute arising out of, or relating to, this Agreement, or the breach thereof, to binding arbitration governed by the American Arbitration Association.

(w) Entire Agreement. This Agreement supersedes and replaces all prior agreements between the parties related to the employment of the Executive by the Company.

(x) Advice of Counsel. Executive acknowledges that she has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                        Executive



s/ Douglass T. Simpson                              s/ Ann L. Steinbarger
Douglass T. Simpson                                 Ann L. Steinbarger
President

                              MANAGEMENT AGREEMENT

This agreement is made and entered into as of April 1, 2001 between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Taryn G. Reynolds (the "Executive").

The Company currently employs or intends to employ the Executive in the position of Vice President Technology. The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promise contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:


28. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of Vice President Technology (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months, beginning April 1, 2001 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

29. Duties; Responsibilities and Authority. In his capacities in the Position, the Executive shall have the primary executive responsibility for the information and communication technology of the Company, which shall be conducted in accordance with policies established by the Company's board of directors (the "Board"). In his capacities in the Position, the Executive shall report to and be subject to the direction and control of the President. The Executive shall devote his full professional and managerial time and effort to the performance of his duties as Vice President Technology of the Company and he shall not engage in any other business activity or activities which, in the mutual judgement of the Executive and the Board, do, in fact, conflict with the performance of his duties under this Agreement, unless agreed to in writing by the Board and attached to this agreement. Furthermore, subject to the specific direction of the President and general direction and control of the Board, the Executive shall be in complete charge of the information and communication technology of the Company and shall have full authority and responsibility for formulating policies and administering the information and communication technology of the Company in all respects. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.


30.   Compensation.

(p) Salary and incentive compensation. For services rendered under this Agreement, the Company shall pay the Executive a monthly salary of $ 8,333 paid semi-monthly at the rate of $ 4,166 beginning April 1, 2001. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President and approved by the Board.

(q) Annual review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased) as the President and Board deems appropriate.

(r) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $500.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with his employment by the Company.

(s) Benefits and Vacation. The Executive shall be eligible to participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on as basis at least as favorable, as well as comparable to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President. The value of any unused vacation time shall not be paid to the Executive upon termination of his employment for any reason.

(t) Reimbursement of Expenses.. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of his duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

31. Termination. Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party. The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board, or committed gross malfeasance in performance of his duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially adversely affected the Company or its reputation. A material failure to perform his duties hereunder that results from the disability of the Executive shall not be considered Cause for his termination.

32. Death. In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Employment Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of his death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in Section 3, above.

33. Severance Pay. In the event that the Executive's employment is terminated by the Company other than "for cause", the Executive shall be entitled to receive his then current compensation, payable at the company's regular payment intervals, and all employee benefits, for twelve (12) months following the date of the Executive's termination by the Company. If the Executive truly voluntarily resigns his employment hereunder, or if his employment is terminated for Cause, the Executive shall not be entitled to any severance pay or other compensation beyond the date of termination of his employment.

34. Change of Control Payment. "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

   (i) the acquisition, directly or indirectly by any person or group other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, of beneficial ownership of securities possessing more than thirty percent (30%) of the total combined voting power of the. Company's outstanding securities, excluding an initial or secondary public offerings;

           (ii) a stockholder-approved merger or consolidation to which the Company is a party and in which (A) the Company is not the surviving entity or (B) securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction.

   In the event of a change of control, as set forth in this Paragraph 6, the Executive shall be entitled to receive a lump sum payment equal to sixty (60) months of his then current compensation and all employee benefits.

35. Covenant Not to Compete. During the continuance of his employment hereunder and for a period of twelve (12) months after termination of his employment hereunder, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

36.   Acceleration of Vesting.

(iv) In the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 Incentive Stock Plan (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

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

13. Miscellaneous.

(y) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President

      to the Executive:
      Taryn G Reynolds
      (address)

(z) Binding effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

(aa) Amendment. This Agreement may not be amended except by an instrument in writing executed by each of the parties hereto.

(bb) Applicable Law. This Agreement shall be governed by the laws of the State of Colorado, and the venue of any action or proceeding under this Agreement shall take place in the City and County of Denver, Colorado.

(cc) Counterparts. This instrument may be executed in one or more counterparts, each of which shall be deemed as original.

(dd) Arbitration. Should any dispute arise concerning the terms and conditions of this Agreement, or the breach thereof, and such dispute cannot be first resolved informally, the parties hereto agree to submit any dispute arising out of, or relating to, this Agreement, or the breach thereof, to binding arbitration governed by the American Arbitration Association.

(ee) Entire Agreement. This Agreement supersedes and replaces all prior agreements between the parties related to the employment of the Executive by the Company.

(ff) Advice of Counsel. Executive acknowledges that he has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                        Executive



s/ Douglass T. Simpson                              s/ Taryn G. Reynolds
Douglass T. Simpson                                 Taryn G. Reynolds
President

                              MANAGEMENT AGREEMENT

This agreement is made and entered into as of April 1, 2001 between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Catherine A. Fink (the "Executive").

The Company currently employs or intends to employ the Executive in the position of Vice President and General Manager. The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promise contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:


37. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of Vice President and General Manager (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months, beginning April 1, 2001 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

38. Duties; Responsibilities and Authority. In her capacities in the Position, the Executive shall have the primary executive responsibility for the operations of Corgenix, Inc. ("Corgenix, Inc.") including product development, quality, product support and manufacturing, which shall be conducted in accordance with policies established by the Company's board of directors (the "Board"). In her capacities in the Position, the Executive shall report to and be subject to the direction and control of the President and the Board. The Executive shall devote her full professional and managerial time and effort to the performance of her duties as Vice President and General Manager of the Company and she shall not engage in any other business activity or activities which, in the mutual judgement of the Executive and the Board, do, in fact, conflict with the performance of her duties under this Agreement, unless agreed to in writing by the Board and attached to this agreement. Furthermore, subject to the specific direction of the President and general direction and control of the Board, the Executive shall be in complete charge of the operations of Corgenix, Inc. including product development, quality, product support and manufacturing, and shall have full authority and responsibility for formulating policies and administering that part of the Company's business in all respects. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.


39.   Compensation.

(u) Salary and incentive compensation. For services rendered under this Agreement, the Company shall pay the Executive a monthly salary of $ 8,333 paid semi-monthly at the rate of $ 4,166 beginning April 1, 2001. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President and approved by the Board.

(v) Annual review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased) as the President and Board deems appropriate.

(w) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $500.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with her employment by the Company.

(x) Benefits and Vacation. The Executive shall be eligible to participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on as basis at least as favorable, as well as comparable to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President. The value of any unused vacation time shall not be paid to the Executive upon termination of her employment for any reason.

(y) Reimbursement of Expenses.. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of her duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

40. Termination. Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party. The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board, or committed gross malfeasance in performance of her duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially adversely affected the Company or its reputation. A material failure to perform her duties hereunder that results from the disability of the Executive shall not be considered Cause for her termination.

41. Death. In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Employment Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of her death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in Section 3, above.

42. Severance Pay. In the event that the Executive's employment is terminated by the Company other than "for cause", the Executive shall be entitled to receive her then current compensation, payable at the company's regular payment intervals, and all employee benefits, for twelve (12) months following the date of the Executive's termination by the Company. If the Executive truly voluntarily resigns her employment hereunder, or if her employment is terminated for Cause, the Executive shall not be entitled to any severance pay or other compensation beyond the date of termination of her employment.

43. Change of Control Payment. "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

   (i) the acquisition, directly or indirectly by any person or group other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, of beneficial ownership of securities possessing more than thirty percent (30%) of the total combined voting power of the. Company's outstanding securities, excluding an initial or secondary public offerings;

           (ii) a stockholder-approved merger or consolidation to which the Company is a party and in which (A) the Company is not the surviving entity or (B) securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction.

   In the event of a change of control, as set forth in this Paragraph 6, the Executive shall be entitled to receive a lump sum payment equal to sixty (60) months of her then current compensation and all employee benefits.

44. Covenant Not to Compete. During the continuance of her employment hereunder and for a period of twelve (12) months after termination of her employment hereunder, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

45.   Acceleration of Vesting.

(v) In the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 Incentive Stock Plan (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

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

      10. Trade Secrets and Confidential Information. During her employment by the Company, and for a period of five years thereafter, the Executive shall not, directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding: The Executive acknowledges access to, and receipt of, such confidential information. Upon termination of her employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by her or by others, shall be left with the Company or returned to the Company upon request. The Executive shall notify future employers of the existence of this confidentiality provision.

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

12. Injunctive Relief. The Executive agrees that any violation by her of the agreements contained in sections 8 and 10 are likely to cause irreparable damage to the Company, and therefore agrees that if there is a breach or threatened breach by the Executive of the provisions of said sections, the Company shall be entitled to an injunction restraining the Executive from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach.

13. Miscellaneous.

(gg) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President

      to the Executive:
      Catherine A. Fink
      (address)

(hh) Binding effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

(ii) Amendment. This Agreement may not be amended except by an instrument in writing executed by each of the parties hereto.

(jj) Applicable Law. This Agreement shall be governed by the laws of the State of Colorado, and the venue of any action or proceeding under this Agreement shall take place in the City and County of Denver, Colorado.

(kk) Counterparts. This instrument may be executed in one or more counterparts, each of which shall be deemed as original.

(ll) Arbitration. Should any dispute arise concerning the terms and conditions of this Agreement, or the breach thereof, and such dispute cannot be first resolved informally, the parties hereto agree to submit any dispute arising out of, or relating to, this Agreement, or the breach thereof, to binding arbitration governed by the American Arbitration Association.

(mm) Entire Agreement. This Agreement supersedes and replaces all prior agreements between the parties related to the employment of the Executive by the Company.

(nn) Advice of Counsel. Executive acknowledges that she has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                        Executive



s/ Douglass T. Simpson                              s/ Catherine A. Fink
Douglass T. Simpson                                 Catherine A. Fink
President

                              Consulting Agreement

This Agreement is entered into on April 10, 2001 by and between Corgenix Medical Corporation., a Nevada corporation located at 12061 Tejon Street Westminster, CO 80234 ("COGX" or the "Company") and Bathgate McColley Capital Group, LLC. (the "ADVISER"), located at 5350 South Roslyn Roslyn Street, Englewood, CO 80111.

WHEREAS, the Adviser has considerable investor relations, corporate finance and research experience in the area of small and micro-cap companies;

WHEREAS, COGX is desirous of expanding the exposure and knowledge of COGX, and interest in COGX in the investor community;

WHEREAS, COGX desires to engage the services of the ADVISER, on a non-exclusive basis, to assist COGX in expanding the investor community and securities analysts' knowledge of COGX; and,

WHEREAS, the parties desire that their efforts be governed by the terms and conditions set forth in this Agreement;

NOW, THEREFORE, in consideration of the premises, mutual covenants and agreements contained herein, the parties hereto agree as follows:

1. Engagement. COGX hereby engages the ADVISER to consult with and advise COGX with respect to corporate finance and investor relations activities and opportunities and the ADVISER accepts such engagement on the terms and conditions hereby set forth.

2. Consulting Services. For a term of 36 months commencing on the date of this Agreement, the ADVISER shall consult and advise COGX, as to investor relations and market conditions for the Company's securities. The ADVISER shall also make recommendations to the Company's management and Directors regarding private and public debt and equity financing, acquisitions, potential strategic partnerships, or investors, mergers and other business combinations. The Advisers will negotiate and present, the best interest of the COMPANY to the financial community and investment banking institutions; or potential strategic partners. Such advice and consultation are hereinafter referred to as "Consulting Services." The Consulting Services shall be provided by the ADVISER to COGX in such form, manner and place, as COGX shall make reasonable requests from time to time.

i.     In conjunction with the capital and business planning function, the
             ADVISER will use its best abilities to identify potential investors and/or debt and equity financing sources to meet the objectives of the capital plan. The Adviser will assist the Company in meeting with potential accredited investors including institutional investors. In conjunction with the financing efforts the ADVISER will assist the Company in preparing a private placement memorandum under REGULATION D for use in any proposed selling effort involving the Company's securities. Any fees which the ADVISER becomes entitled to receive from the Company as a registered broker/dealer shall be set forth in a separate agreement between the Company and the ADVISER.

The ADVISER shall not be prevented or barred from rendering Consulting Services of the same or similar nature, as herein described, or services of any nature whatsoever for, or on behalf of, persons or entities other than COGX. Similarly, COGX shall not be prevented or barred from seeking or requiring services of a same or similar nature from persons other than the ADVISER. The ADVISER shall seek to enhance shareholder value and broaden the base of investors following COGX through:

      (a) coordinating and orchestrating institutional road shows (b) coordinating and orchestrating retail brokerage road shows (c) providing additional exposure to research analysts (d) providing exposure to newsletter and investment Advisory publishers
(e)   providing financial public relations advice regarding investor communications

The ADVISER shall assist COGX with Corporate presentation slide shows to investor and investment community audiences.

3. Compensation. As compensation to the ADVISER for services to be rendered pursuant to this Agreement, COGX shall, upon execution of this Agreement, pay to Bathgate McColley Capital Group, LLC a monthly fee of $2,500. The first month's payment (April, 2001) shall be paid at the time of the execution of this agreement with subsequent months being due and payable on the 15th day of the month.

        Additionally, COGX will issue to Bathgate McColley Capital Group, LLC concurrently with the execution of this agreement 4 separate three year common stock purchase warrants to purchase in aggregate 900,000 (with a purchase price of .001 per warrant for aggregate consideration of $900.00) shares of COGX common stock at an exercise price of 25 cents per share, based on the following requirements. The warrants will contain customary anti-dilution and "cashless" exercise provisions, and may be assigned to third parties by Bathgate McColley Capital Group, LLC, with the prior consent of COGX, which will not be unreasonably withheld. The anti-dilution provisions are intended to apply to the warrants in the event that the Company enters into a stock split, or stock dividend, which would result in a proportional increase in the outstanding shares of the Company. The anti-dilution provision will not apply to the Company's capital raising efforts which result in newly issued and outstanding shares being provided to investors for cash or other consideration of value. Simultaneous with the execution of this agreement Bathgate McColley Capital Group, LLC will provide COGX with the full purchase price of $900.00 for the warrants.

          Warrant A: 225,000 of the common stock purchase warrants will be issued concurrently with the execution of this agreement.

          Warrant B: 225,000 of the common stock purchase warrants will vest if COGX common stock bid price as quoted on the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, exceeds 30 cents per share by September 30, 2001.

          Warrant C: 225,000 of the common stock purchase warrants will vest if COGX common stock bid price as quoted on the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, exceeds 40 cents per share by February 28, 2002.

          Warrant D: 225,000 of the common stock purchase warrants will vest if COGX common stock bid price as quoted on the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, exceeds 50 cents per share by May 31, 2002.

        The warrants will not be exercisable for twelve months from the date of this agreement and will have a term of three years.

        For purposes of determining when the Warrants are earned under the foregoing paragraphs, the stock will have been quoted by the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, where the COGX common stock bid price equals or exceeds the price specified for twenty consecutive trading days. For purposes of this paragraph, should the specified price level be reached prior to the termination date, but has not traded for the specified period required under the earnout, the termination date will extend until five consecutive trading days from the initial date that the stock exceeded the earnout price. If on each day of such twenty day period the stock does not close at or in excess of the bid price the specific warrant will terminate.

        In the event that any warrant is not earned during the required period due to the common stock not reaching the requisite share price by the specified date, the specific warrant will be cancelled. Any cancellation of any single one of the four warrants will not impair the rights of the remaining common stock purchase warrants.


        4. Warrant Conversion/exercise. Warrants may be exercised in any of three ways. First, a Warrant holder may include with the Warrant Election Form a check for the aggregate Warrant exercise price.

        Second, a Warrant holder may elect a "cashless exercise." In a cashless exercise, the Warrant holder satisfies the Warrant exercise price not by paying cash, but by forfeiting some of the Shares which the Warrant holder would have received upon exercise. The number of shares forfeited will be equal to the quotient of the Warrant holder's Net Value (as hereinafter defined) of the converted Warrant Securities, by the fair market value of a single warrant security, determined in each case as of the closing of business on the Conversion date. The Net Value of the converted warrants securities shall be determined by subtracting the aggregate exercise price of the converted warrants securities (number of warrants X exercise price), from the aggregate fair market value of the converted warrant securities. No fractional shares shall be issued upon exercise of the Conversion right and if the number of securities to be issued in accordance with the foregoing formula is other than a whole number, the Company shall pay to the holder an amount in cash equal to the fair market value of the resulting fractional Warrant security.

        The conversion right may be exercised by the Holder by the surrender of this warrant at the principal office of the Company, or at the office of the Company's stock transfer agent, if any together with a written statement specifying that the holder intends to exercise the Conversion Right and indicating the number of Warrant securities subject to the warrant which are being surrendered in the form attached to and by reference incorporated in this warrant as Exhibit A, in exercise of the conversion right. Such conversion shall be effective upon receipt by the Company of this warrant together with the aforesaid written statement, or on such later date as specified therein, but not later than the expiration date of the Warrant. Certificates for the Warrant securities issuable upon exercise of the conversion right, together with a check in payment for any fractional Warrant security, shall be issued as of the conversion date within seven calendar days following the conversion date.

        For purposes of the second form of exercise, the fair market value of the Warrant Security as of a particular date shall be its market price, which shall be determined by the closing sale price of COGX common stock if the securities are traded on a National Exchange or NASDAQ, or if the the common stock is otherwise traded on in the over-the-counter market or electronic bulletin board the average of the closing bid and ask price on the Conversion date.

        Third, a warrant holder may satisfy the exercise price by turning into the Company shares previously owned by such a warrant holder.

       Fourth, the Company will commit that commencing the earlier of 12 months from the date of this agreement, or in the event that the Company enters into a business combination which would result in a change in control or ownership of COGX, that the Company would provide piggyback registration rights to the individual warrant holders for the underlying shares which had been earned.

        Concurrently with the initial issuance of the warrant, the COMPANY will advise the transfer agent of the Company's common stock the issuance of the warrants under a cashless exercise provision and will provide that sufficient authorized shares remain reserved and allocated for the future exercise of the warrants.

        Exclusions: In the event that the Company determines to take a one time non-recurring charge associated with its existing policy of capitalizing software development costs, each unearned warrant will be extended subsequent to the disclosure of such event, by a period of 90 days. This exclusion would apply in the event that the Company determines that its method of amortizing, previously capitalized software development costs, no longer approximates the useful life of the asset, causing the Company to determine that it should take a charge to write down, or off, previously capitalized software development costs.

        In the event that the Company fails to report net income in any operating quarter through March 31, 2002, the term of each unearned warrant will be extended subsequent to the disclosure of such event by a period of 90 days.


5. Expenses. COGX shall reimburse the ADVISER, upon presentation of proper documentation, for reasonable travel expenses (specifically approved in advance) incurred on COGX's behalf and other reasonable direct expenses associated with fulfilling its responsibilities in a public relations capacity that are incurred by the ADVISER in the furtherance of the objectives of this Agreement. Public relations direct expenses will include fees paid to national wire services, the costs of direct mailings and placement in media of news releases, investor or analyst conference calls and any conference attendance fees and related costs, which the ADVISER may incur on the behalf of the Company. The Company will additionally agree to make managerial personnel available, from time to time, for conferences or presentations which the ADVISER arrange for the Company, with its permission.

6. Termination. In the event COGX determines in its reasonable discretion, that the ADVISER is not performing the services called for by this Agreement, COGX shall give the ADVISER written notice, specifying in reasonable detail the deficiencies identified by COGX, and the ADVISER shall have thirty (30) days to cure such deficiencies. If the ADVISER does not cure such deficiencies to COGX's reasonable satisfaction, this Agreement shall terminate as of such date; provided, that the vested portion of the Warrants as of the date of termination shall remain vested and exercisable in accordance with its terms.

In the event the Board of Directors of COGX enters into a transaction, which results in a change in control of COGX with shareholders either being tendered securities of a independent issuer or cash in exchange for their shares prior to December 31, 2001, this agreement will remain in force only until the final transfer of the third party's securities or cash and may not be terminated until that time.

7. Amendment. Any amendment or modifications of this Agreement shall be by written instrument signed by the parties.

 8. Waiver. Any term or condition of this Agreement may be waived in writing at any time and from time to time by the party entitled to the benefit thereof, but a waiver of a term or condition in one instance shall not be deemed to constitute a waiver of such term or condition in any other instance. A failure to enforce any provision of this Agreement shall not operate as a waiver of provision or of any other provision hereof.

9. Severability. Each provision of this Agreement shall be interpreted in a manner as to be effective and valid under Colorado law; however if any provision of this Agreement is held to be invalid under Colorado law, such provision will be ineffective only to the extent of such invalidity, without invalidating the remainder of this Agreement.

10. Assignment. Any attempt by either party to assign any right, duty or obligation which may arise under this Agreement, without the prior written consent of the other party, shall be void.

11. Counterparts. This Agreement may be executed in any number of counterparts, each of which may be deemed an original and all of which together shall constitute one arid the same instrument.

12. Notices. Any notice delivered pursuant to this Agreement shall be in writing and be deemed effective upon the date of hand delivery, or upon the date of receipt as verified by registered or certified mail, return receipt requested, or by a nationally recognized delivery service, to the address of the principal business office of the party to whom it is addressed.

13. Arbitration. Except as provided below, any and all disputes arising under or related to this Agreement which. cannot be resolved through negotiations between the parties shall be submitted to binding arbitration. If the parties fail to reach a settlement of their dispute within fifteen (15) days after the earliest date upon which one of the parties notified the other(s) of its desire to attempt to resolve the dispute, then the dispute shall be promptly submitted to arbitration by a single arbitrator through the Judicial Arbiter Group, any successor of the Judicial Arbiter Group ("JAG"), or any similar arbitration provider who can provide a former judge to conduct such arbitration if JAG is no longer in existence ("JAG"). The arbiter shall be selected by JAG on the basis, if possible, of his or her expertise in the subject matter(s) of the dispute. The decision of the arbitrator shall be final, non-appealable and binding upon the parties, and it may be entered in any court of competent jurisdiction. The arbitration shall take place in Denver, Colorado. The arbitrator shall be bound by the laws of the State of Colorado applicable to the issues involved in the arbitration and all Colorado rules relating to the admissibility of evidence, including, without limitation, all relevant privileges and the attorney work product doctrine. All discovery shall be completed in accordance with the time limitations prescribed in the Colorado rules of civil procedure, unless otherwise agreed by the parties or ordered by the arbitrator on the basis of strict necessity adequately demonstrated by the party requesting an extension of time. The arbitrator shall have the power to grant equitable relief where applicable under Colorado law, and shall be entitled to make an award of punitive damages when applicable under Colorado law. The arbitrator shall issue a written opinion setting forth his or her decision and the reasons therefor within thirty (30) days after the arbitration proceeding is concluded. The obligation of the parties to submit any dispute arising under or related to this Agreement to arbitration as provided in this Section shall survive the expiration or earlier termination of this Agreement. Notwithstanding the foregoing, either party may seek and obtain an injunction or other appropriate relief from a court to preserve or protect trademarks, trade-names, copyrights, patents, trade secrets or other intellectual property or proprietary information or to preserve the status quo with respect to any matter pending conclusion of the arbitration proceeding, but no such application to a court shall in any way be permitted to stay or otherwise impede the progress of the arbitration proceeding.

In the event of any arbitration or litigation being filed or instituted between the parties concerning this Agreement, the prevailing party will be entitled to receive from the other party or parties its attorneys' fees, witness fees, costs and expenses, court costs and other reasonable expenses, whether or not such controversy, claim or action is prosecuted to judgment or other form of relief.

14. Indemnification. COGX agrees to indemnify and hold ADIVISER, its affiliates, control persons, managers, members, employees, agents and sureties harmless from and against all losses, claims, damages, liabilities, costs or expenses (including reasonable attorneys' and accountants' fees and the cost of any of Consultant personnel involved in any such matter) arising out of Consultant's entering into or performing under this Agreement, including costs arising out of any dispute whether or not Consultant is a party to such dispute.

      The Adviser agrees to indemnify and hold COGX, its affiliates, control persons, members, employees, agents or sureties harmless and against all losses, claims, damages, liabilities, costs or expenses(including reasonable attorneys' and accountants' fees and the cost of any of COGX personnel involved in any such matter)arising out of Adviser's reckless acts or breaches of law in connection with its performance under this Agreement.

      The indemnity and contribution obligations of the ADVISER under this paragraph 12 shall survive the termination of this Agreement, shall be in addition to any liability which the Consultant may otherwise have and shall be binding upon and inure to the benefit of any successor, assigns, heirs and personal representatives of the Company, ADVISER and any such person.


15. Entire Agreement. This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof and this Agreement shall be binding and inure to the benefit of the parties and their respective successors and assigns.
IN WITNESS WHEREOF, the parties have entered into this Agreement on the date first above written.


        Corgenix Medical CorporationBathgate McColley Capital Group, LLC


        s/ Douglass T. Simpson                      s/ Gene McColley
        By: Douglass T.
                                                 Simpson
                                                 By: Gene McColley

                          Corgenix Medical Corporation


                      Bathgate McColley Capital Group, LLC







                                WARRANT AGREEMENT

                           Dated as of April 10, 2001

                                WARRANT AGREEMENT


      THIS WARRANT AGREEMENT (the "Agreement"), dated as of April 10, 2001, is made and entered into by and between Corgenix Medical Corporation, a Colorado corporation (the "Company"), and Bathgate McColley Capital Group, LLC (the "Placement Agent" or "BMCG").

      The Company agrees to issue and sell, and the Placement Agent has the right to purchase, for the aggregate price of $900, warrants to purchase up to an aggregate of 900,000 shares ("Shares") of the Company's Common Stock, subject to the terms and conditions set forth below and as described in the Consulting Agreement (the "IR Agreement") dated April 10, 2001.

      In consideration of the foregoing and for the purpose of defining the terms and provisions of the Warrants and the respective rights and obligations thereunder, the Company and the Placement Agent, for value received, hereby agree as follows:

      Section 1.    Definitions.

      The following terms used in this agreement shall have the following meanings (unless otherwise expressly provided herein):

      1.1. The "Act."  The Securities Act of 1933, as amended.

      1.2. The "Commission."  The Securities and Exchange Commission.

      1.3. The "Company."    Corgenix Medical Corporation

      1.4. "Common Stock." The Company's common stock $.001par value per share.

      1.5. "Current   Market   Price."  The  Current   Market  Price  shall  be
determined as follows:

           (a) if the security at issue is listed on a national securities exchange or admitted to unlisted trading privileges on such an exchange or quoted on either the National Market System or the Small Cap Market of the automated quotation service operated by The Nasdaq Stock Market, Inc. ("Nasdaq"), the current value shall be the last reported sale price of that security on such exchange or system at the close of business on the day preceding the day for which the Current Market Price is to be determined or, if no such sale is made on such day, the average of the highest closing bid and lowest asked price for that day on such exchange or system; or

           (b) if the security at issue is not so listed or quoted or admitted to unlisted trading privileges, the Current Market Value shall be the average of the last reported highest bid and lowest asked prices quoted on the Nasdaq Electronic Bulletin Board, or, if not so quoted, then by the National Quotation Bureau, Inc. on the last business day prior to the day for which the Current Market Price is to be determined; or

           (c) if the security at issue is not so listed or quoted or admitted to unlisted trading privileges and bid and asked prices are not reported, the current market value shall be determined in such reasonable manner as may be prescribed from time to time by the Board of Directors of the Company, subject to the objection and arbitration procedure as described in Section 6 below.

      1.6. "Exercise Date."    April 10, 2002. (see IR Agreement)

      1.7. "Exercise Price." $0.25 per Share, as modified in accordance with Section 4, below.

      1.8. "Expiration Date."    April 10, 2004. (see IR Agreement)

      1.9. "Holder " or "Warrant Holder." Bathgate McColley Capital Group, LLC, and any valid transferee thereof pursuant to Section 3.1 below.

      1.10."NASD."    The National Association of Securities Dealers, Inc.

      1.11."Nasdaq." The automated quotation system operated by The Nasdaq Stock Market, Inc.

      1.12."Termination of Business." Any sale, lease or exchange of all, or substantially all, of the Company's assets or business or any dissolution, liquidation or winding up of the Company.

      1.13."Warrant Certificate." The certificate that is issued to a Holder of a Warrant, in the form attached hereto as Exhibit "A" and incorporated by reference herein.

      1.14."Warrants." The warrants issued in accordance with the terms of this Agreement and any Warrants issued in substitution for or replacement of such warrants, including those evidenced by a certificate or certificates originally issued or issued upon division, exchange, substitution or transfer pursuant to this Agreement.

      1.15."Warrant Securities." The Common Stock purchasable upon exercise of a Warrant including the Common Stock underlying unexercised portions of a Warrant.

      Section 2.    Term of Warrants; Exercise of Warrant.

      2.1. Exercise of Warrant. Subject to the terms of this Agreement, the Holder shall have the right, at any time up to and including 5:00 p.m., Denver Time, on the Expiration Date, to purchase from the Company up to the number of fully paid and nonassessable Shares to which the Holder may at the time be entitled to purchase pursuant to this Agreement, upon surrender to the Company, at its principal office or at such other location as the Company may advise the holder in writing, of the Warrant Certificate evidencing the Warrants to be exercised, together with the purchase form on the reverse thereof, or the Warrant Conversion Exercise Form in the case of a warrant conversion pursuant to
Section 2.4 herein, duly filled in and signed, and upon payment to the Company of the Aggregate Exercise Price for the number of Shares in respect of which such Warrants are then exercised, but in no event for less than 100 Shares (unless fewer than an aggregate of 100 shares are then purchasable under all outstanding Warrants held by a Holder).

      2.2. Payment of Exercise Price. Payment of the aggregate Exercise Price shall be made in cash or by check, or any combination thereof.

      2.3. Issuance of Shares. Upon such surrender of the Warrants and payment of the aggregate Exercise Price as aforesaid, the Company shall issue and cause to be delivered promptly to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate or certificates for the number of full Shares so purchased upon the exercise of the Warrant, together with cash, as provided in Section 12 hereof, in respect of any fractional Shares otherwise issuable upon such surrender.

      2.4 Conversion Rights. In addition to and without limiting the rights of the Holder under the terms of this Warrant, the Holder shall have the right (the "Conversion Right") to convert the Warrants issued pursuant to this Agreement or any portion thereof into Shares as provided in this Section 2.4 at any time or from time to time prior to its expiration.

           (a) Upon exercise of the Conversion Right with respect to a particular number of Warrants (the "Converted Warrants"), the Company shall deliver to the Holder, without payment by the Holder of any Exercise Price or any cash or other consideration, that number of Shares computed using the following formula:

                X = Y(A-B)
                     A

Where:          X =  the number of Shares and/or Warrants to be issued to the
------
                     Holder;

                Y = the number of Shares and/or Warrants to be converted under this Underwriter's Warrant;

                A = the Current Market Price of one share of Common Stock (calculated as described below); and

                B = the Share Exercise Price.


           (b) "Current Market Price." The Current Market Price shall be determined as follows:

                 (i) if the security at issue is listed on a national securities exchange or admitted to unlisted trading privileges on such an exchange or quoted on either the National Market System or the Small Cap Market of the automated quotation service operated by The Nasdaq Stock Market, Inc. ("Nasdaq"), the current value shall be the last reported sale price of that security on such exchange or system on the day for which the Current Market Price is to be determined or, if no such sale is made on such day, the average of the highest closing bid and lowest asked price for such day on such exchange or system; or

                 (ii) if the security at issue is not so listed or quoted or admitted to unlisted trading privileges, the Current Market Value shall be the average of the last reported highest bid and lowest asked prices quoted on the Nasdaq Electronic Bulletin Board, or, if not so quoted, then by the National Quotation Bureau, Inc. on the last business day prior to the day for which the Current Market Price is to be determined; or

                 (iii) if the security at issue is not so listed or quoted or admitted to unlisted trading privileges and bid and asked prices are not reported, the current market value shall be determined in such reasonable manner as may be prescribed from time to time by the Board of Directors of the Company, subject to the objection and arbitration procedure as described in Section (6) below.

No fractional Shares shall be issuable upon exercise of the Conversion Right, and if the number of Shares to be issued in accordance with the foregoing formula is other than a whole number, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the Current Market Price.

           (c) The Conversion Right may be exercised by the Holder by the surrender of the Certificate at the principal office of the Company or at the office of the Company's stock transfer agent, if any, together with a written statement specifying that the Holder thereby intends to exercise the Conversion Right and indicating the number of Shares subject to the Warrant Certificate which are being surrendered, on the reverse side of the Warrant Certificate, in exercise of the Conversion Right. Such conversion shall be effective upon receipt by the Company of the Warrant Certificate, or on such later date as is specified therein (the "Conversion Date"), but not later than the Expiration Date. Certificates for the Shares issuable upon exercise of the Conversion Right, together with a check in payment of any fractional Share and, in the case of a partial exercise a new Warrant Certificate evidencing the Shares remaining subject to the Warrant, shall be issued as of the Conversion Date and shall be delivered to the Holder within seven (7) days following the Conversion Date.

      Section 3.    Transferability and Form of Warrant

      3.1. Limitation on Transfer. Any assignment or transfer of a Warrant shall be made by the presentation and surrender of the Warrant Certificate to the Company at its principal office or the office of its transfer agent, if any, accompanied by a duly executed Assignment Form. Any transfer shall be subject to the Company's approval, which will not be unreasonably withheld. Issuance will be an expense of the Company, except for transfer taxes.

      3.2. Exchange of Certificate. Any Warrant Certificate may be exchanged for another certificate or certificates entitling the Warrant Holder to purchase a like aggregate number of Shares as the certificate or certificates surrendered then entitled such Warrant Holder to purchase. Any Warrant Holder desiring to exchange a Warrant Certificate shall make such request in writing delivered to the Company, and shall surrender, properly endorsed, with signatures guaranteed, the certificate evidencing the Warrant to be so exchanged. Thereupon, the Company shall execute and deliver to the person entitled thereto a new Warrant Certificate as so requested.

      3.3. Mutilated, Lost, Stolen, or Destroyed Certificate. If a Warrant Certificate shall be mutilated, lost, stolen or destroyed, the Company shall, at the request of the Warrant Holder, issue and deliver in exchange and substitution for and upon cancellation of the mutilated certificate or certificates, or in lieu of and substitution for the certificate or certificates lost, stolen or destroyed, a new Warrant Certificate or certificates of like tenor and representing an equivalent right or interest, but only upon receipt of evidence satisfactory to the Company of such loss, theft or destruction of such Warrant Certificate and a bond of indemnity, if requested, also satisfactory to the Company in form and amount, at the applicant's cost. Applicants for such substitute Warrant certificate shall also comply with such other reasonable regulations and pay such other reasonable charges as the Company may prescribe.

      3.4. Form of Certificate. The text of the Warrant Certificate and of the form of election to purchase Shares shall be substantially as set forth in Exhibit A -D attached hereto. The number of Shares issuable upon exercise of the Warrants is subject to adjustment upon the occurrence of certain events, all as hereinafter provided. The Warrant Certificates shall be executed on behalf of the Company by its President or by a Vice President and attested to by its Secretary or an Assistant Secretary. A Warrant Certificate bearing the signature of an individual who was at any time the proper officer of the Company shall bind the Company, notwithstanding that such individual shall have ceased to hold such officer prior to the delivery of such Warrant Certificate or did not hold such office on the date of this Agreement.

           The Warrant Certificates shall be dated as of the date of signature thereof by the Company either upon initial issuance or upon division, exchange, substitution or transfer.

      Section 4.    Adjustment of Number of Shares.

      The number and kind of securities purchasable upon the exercise of the Warrants and the Warrant Price shall be subject to adjustment from time to time upon the happening of certain events, as follows:

      4.1. Adjustments. The number of Shares purchasable upon the exercise of the Warrants shall be subject to adjustments as follows:

           (a) In case the Company shall (i) pay a dividend in Common Stock or make a distribution to its stockholders in Common Stock, (ii) subdivide its outstanding Common Stock, (iii) combine its outstanding Common Stock into a smaller number of shares of Common Stock, or (iv) issue by classification of its Common Stock other securities of the Company, the number of Shares purchasable upon exercise of the Warrants immediately prior thereto shall be adjusted so that the Warrantholder shall be entitled to receive the kind and number of Shares or other securities of the Company which it would have owned or would have been entitled to receive immediately after the happening of any of the events described above, had the Warrants been exercised immediately prior to the happening of such event or any record date with respect thereto. Any adjustment made pursuant to this subsection 4.1.(a) shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.

           (b) In case the Company shall issue rights, options, warrants, or convertible securities to all or substantially all holders of its Common Stock, without any charge to such holders, entitling them to subscribe for or purchase Common Stock at a price per share which is lower at the record date mentioned below than the then Current Market Price, the number of Shares thereafter purchasable upon the exercise of each Warrant shall be determined by multiplying the number of Shares theretofore purchasable upon exercise of the Warrants by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding immediately prior to the issuance of such rights, options, warrants or convertible securities plus the number of additional shares of Common Stock offered for subscription or purchase, and of which the denominator shall be the number of shares of Common Stock outstanding immediately prior to the issuance of such rights, options, warrants, or convertible securities plus the number of shares which the aggregate offering price of the total number of shares offered would purchase at such Current Market Price. Such adjustment shall be made whenever such rights, options, warrants, or convertible securities are issued, and shall become effective immediately and retroactively to the record date for the determination of stockholders entitled to receive such rights, options, warrants, or convertible securities.

           (c) In case the Company shall distribute to all or substantially all holders of its Common Stock evidences of its indebtedness or assets (excluding cash dividends or distributions out of earnings) or rights, options, warrants, or convertible securities containing the right to subscribe for or purchase Common Stock (excluding those referred to in subsection 4.1(b) above), then in each case the number of Shares thereafter purchasable upon the exercise of the Warrants shall be determined by multiplying the number of Shares theretofore purchasable upon exercise of the Warrants by a fraction, of which the numerator shall be the then Current Market Price on the date of such distribution, and of which the denominator shall be such Current Market Price on such date minus the then fair value (determined as provided in subparagraph (e) below of the portion of the assets or evidences of indebtedness so distributed or of such subscription rights, options, warrants, or convertible securities applicable to one share. Such adjustment shall be made whenever any such distribution is made and shall become effective on the date of distribution retroactive to the record date for the determination of stockholders entitled to receive such distribution.

           (d) No adjustment in the number of Shares purchasable pursuant to the Warrants shall be required unless such adjustment would require an increase or decrease of at least one percent in the number of Shares then purchasable upon the exercise of the Warrants or, if the Warrants are not then exercisable, the number of Shares purchasable upon the exercise of the Warrants on the first date thereafter that the Warrants become exercisable; provided, however, that any adjustments which by reason of this subsection 4.1(d) are not required to be made immediately shall be carried forward and taken into account in any subsequent adjustment.

           (e) Whenever the number of Shares purchasable upon the exercise of the Warrant is adjusted, as herein provided, the Exercise Price payable upon exercise of the Warrant shall be adjusted by multiplying such Exercise Price immediately prior to such adjustment by a fraction, of which the numerator shall be the number of Warrant Shares purchasable upon the exercise of the Warrant immediately prior to such adjustment, and of which the denominator shall be the number of Warrant Shares so purchasable immediately thereafter.

           (f) Whenever the number of Shares purchasable upon exercise of the Warrants is adjusted as herein provided, the Company shall cause to be promptly mailed to the Warrantholder by first class mail, postage prepaid, notice of such adjustment and a certificate of the chief financial officer of the Company setting forth the number of Shares purchasable upon the exercise of the Warrants after such adjustment, a brief statement of the facts requiring such adjustment and the computation by which such adjustment was made.

           (g) For the purpose of this Section 4.1, the term "Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Company at the date of this Agreement, or (ii) any other class of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that at any time, as a result of an adjustment made pursuant to this Section 4, the Warrantholder shall become entitled to purchase any securities of the Company other than Common Stock, (y) if the Warrant holder's right to purchase is on any other basis than that available to all holders of the Company's Common Stock, the Company shall obtain an opinion of an independent investment banking firm valuing such other securities and (z) thereafter the number of such other securities so purchasable upon exercise of the Warrants shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Shares contained in this Section 4.

           (h) Upon the expiration of any rights, options, warrants, or conversion privileges, if such shall have not been exercised, the number of Shares purchasable upon exercise of the Warrants, to the extent the Warrants have not then been exercised, shall, upon such expiration, be readjusted and shall thereafter be such as they would have been had they been originally adjusted (or had the original adjustment not been required, as the case may be) on the basis of (i) the fact that the only shares of Common Stock so issued were the shares of Common Stock, if any, actually issued or sold upon the exercise of such rights, options, warrants, or conversion privileges, and (ii) the fact that such shares of Common Stock, if any, were issued or sold for the consideration actually received by the Company upon such exercise plus the consideration, if any, actually received by the Company for the issuance, sale or grant of all such rights, options, warrants, or conversion privileges whether or not exercised; provided, however, that no such readjustment shall have the effect of decreasing the number of Shares purchasable upon exercise of the Warrants by an amount in excess of the amount of the adjustment initially made in respect of the issuance, sale, or grant of such rights, options, warrants, or conversion rights.

      4.2. No Adjustment for Dividends. Except as provided in Section 4.1, no adjustment in respect of any dividends or distributions out of earnings shall be made during the term of the Warrants or upon the exercise of the Warrants.

      4.3. No Adjustment in Certain Cases. No adjustments shall be made pursuant to Section 4 hereof in connection with the issuance of the Common Stock upon exercise of the Warrants. No adjustments shall be made pursuant to Section 4 hereof in connection with grant or exercise of presently authorized or outstanding options to purchase, or the issuance of shares of Common Stock under the Company's director or employee benefit plan.

      4.4. Preservation of Purchase Rights upon Reclassification, Consolidation, etc. In case of any consolidation of the Company with or merger of the Company into another corporation, or in case of any sale or conveyance to another corporation of the property, assets, or business of the Company as an entirety or substantially as an entirety, the Company or such successor or purchasing corporation, as the case may be, shall execute with the Warrantholder an agreement that the Warrantholder shall have the right thereafter upon payment of the Exercise Price in effect immediately prior to such action to purchase, upon exercise of the Warrants, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the happening of such consolidation, merger, sale, or conveyance had the Warrants been exercised immediately prior to such action. In the event of a merger described in Section 368(a)(2)(E) of the Internal Revenue Code of 1986, in which the Company is the surviving corporation, the right to purchase Shares under the Warrants shall terminate on the date of such merger and thereupon the Warrants shall become null and void, but only if the controlling corporation shall agree to substitute for the Warrants, its warrants which entitle the holder thereof to purchase upon their exercise the kind and amount of shares and other securities and property which it would have owned or been entitled to receive had the Warrants been exercised immediately prior to such merger. Any such agreements referred to in this Section 4.4 shall provide for adjustments, which shall be as nearly equivalent as may be practicable to the adjustments provided for in
Section 4 hereof. The provisions of this Section 4.4 shall similarly apply to successive consolidations, mergers, sales, or conveyances.

      4.5. Par Value of Shares of Common Stock. Before taking any action which would cause an adjustment effectively reducing the portion of the Exercise Price allocable to each Share below the par value per share of the Common Stock issuable upon exercise of the Warrants, the Company will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable Common Stock upon exercise of the Warrants.

      4.6. Independent Public Accountants. The Company may retain a firm of independent public accountants of recognized national standing (which may be any such firm regularly employed by the Company) to make any computation required under this Section 4, and a certificate signed by such firm shall be conclusive evidence of the correctness of any computation made under this Section 4.

      4.7. Statement on Warrant Certificates. Irrespective of any adjustments in the number of securities issuable upon exercise of the Warrants, Warrant certificates theretofore or thereafter issued may continue to express the same number of securities as are stated in the similar Warrant certificates initially issuable pursuant to this Agreement. However, the Company may, at any time in its sole discretion (which shall be conclusive), make any change in the form of Warrant certificate that it may deem appropriate and that does not affect the substance thereof; and any Warrant certificate thereafter issued, whether upon registration of transfer of, or in exchange or substitution for, an outstanding Warrant certificate, may be in the form so changed.

      4.8. Treasury Stock. For purposes of this Section 4, shares of Common Stock owned or held at any relevant time by, or for the account of, the Company, in its treasury or otherwise, shall not be deemed to be outstanding for purposes of the calculations and adjustments described.

      Section 5.    Notice to Holders.

      If, prior to the expiration of this Warrant either by its terms or by its exercise in full, any of the following shall occur:

           (a) the Company shall declare a dividend or authorize any other distribution on its Common Stock; or

                 (b) the Company shall authorize the granting to the shareholders of its Common Stock of rights to subscribe for or purchase any securities or any other similar rights; or

                 (c) any reclassification, reorganization or similar change of the Common Stock, or any consolidation or merger to which the Company is a party, or the sale, lease, or exchange of any significant portion of the assets of the Company; or

           (d) the voluntary or involuntary dissolution, liquidation or winding up of the Company; or

                 (e)       any  purchase,   retirement  or  redemption  by  the
Company of its Common Stock;

then, and in any such case, the Company shall deliver to the Holder or Holders written notice thereof at least 10 days prior to the earliest applicable date specified below with respect to which notice is to be given, which notice shall state the following:

                 (x) the date on which a record is to be taken for the purpose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the shareholders of Common Stock of record to be entitled to such dividend, distribution or rights are to be determined;

                 (y) the date on which such reclassification, reorganization, consolidation, merger, sale, transfer, dissolution, liquidation, winding up or purchase, retirement or redemption is expected to become effective, and the date, if any, as of which the Company's shareholders of Common Stock of record shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reclassification, reorganization, consolidation, merger, sale, transfer, dissolution, liquidation, winding up, purchase, retirement or redemption; and

                 (z) if any matters referred to in the foregoing clauses (x) and
(y) are to be voted upon by shareholders of Common Stock, the date as of which those shareholders to be entitled to vote are to be determined.

      Section 6.    Officers' Certificate.

      Whenever the Exercise Price or the aggregate number of Warrant Securities purchasable pursuant to this Warrant shall be adjusted as required by the provisions of Section 4 above, the Company shall promptly file with its Secretary or an Assistant Secretary at its principal office, and with its transfer agent, if any, an officers' certificate executed by the Company's President and Secretary or Assistant Secretary, describing the adjustment and setting forth, in reasonable detail, the facts requiring such adjustment and the basis for and calculation of such adjustment in accordance with the provisions of this Warrant Agreement. Each such officers' certificate shall be made available to all Warrant Holders for inspection at all reasonable times, and the Company, after each such adjustment, shall promptly deliver a copy of the officers' certificate relating to that adjustment to the Holder or Holders of this Warrant. The officers' certificate described in this Section 6 shall be deemed to be conclusive as to the correctness of the adjustment reflected therein if, and only if, no Warrant Holder delivers written notice to the Company of an objection to the adjustment within 30 days after the officers' certificate is delivered to the Warrant Holder. The Company will make its books and records available for inspection and copying during normal business hours by the Warrant Holder so as to permit a determination as to the correctness of the adjustment. If written notice of an objection is delivered by a Warrant Holder to the Company and the parties cannot reconcile the dispute, the Holder and the Company shall submit the dispute to arbitration pursuant to the provisions of
Section 19 below. Failure to prepare or provide the officers' certificate shall not modify the parties' rights hereunder.

      Section 7.    Reservation of Warrant Securities.

      The Company covenants and agrees that it shall at all times keep reserved so long as the Warrants remain outstanding, out of its authorized and unissued Common Stock, such number of shares of Common Stock as shall be subject to purchase under the Warrants. Every transfer agent for the Common Stock and other securities of the Company issuable upon the exercise of the Warrants will be irrevocably authorized and directed at all times to reserve such number of authorized shares and other securities as shall be requisite for such purpose. The Company will keep a copy of this Agreement on file with every transfer agent for the Common Stock and other securities of the Company issuable upon the exercise of the Warrants. The Company will supply every such transfer agent with duly executed stock and other certificates, as appropriate, for such purpose and will provide or otherwise make available any cash which may be payable as provided in Section 12 hereof.

      Section 8.    Restrictions on Transfer; Registration Rights.

      8.1. Restrictions on Transfer. The Warrantholder agrees that prior to making any disposition of the Warrants or the Shares, other than to officers of BMCG, the Warrant Holder shall give written notice to the Company describing briefly the manner in which any such proposed disposition is to be made; and no such disposition shall be made if the Company has notified the Warrantholder that in the opinion of counsel reasonably satisfactory to the Warrantholder a registration statement or other notification or post-effective amendment thereto (hereinafter collectively a "Registration Statement") under the Act is required with respect to such disposition and no such Registration Statement has been filed by the Company with, and declared effective, if necessary, by, the Commission.

      8.2. Piggy-Back Registration Right. If at any time prior to the Expiration Date the Company files a Registration Statement with the Commission pursuant to the Act, or pursuant to any other act passed after the date of this Agreement, which filing provides for the sale of securities by the Company to the public, or files a Regulation A offering statement under the Act, the Company shall offer to the Warrant Holder and the holders of any Warrant Securities the opportunity to register or qualify the Warrant Securities at the Company's sole expense, regardless of whether the Warrant Holder or the holders of Warrant Securities or both may have previously availed themselves of any of the registration rights described in this Section 8; provided, however, that in the case of a Regulation A offering, the opportunity to qualify shall be limited to the amount of the available exemption after taking into account the securities that the Company wishes to qualify. Further, at the request of a bona-fide underwriter, the rights under this paragraph may be temporarily suspended for purposes of completing a specific offering. Notwithstanding anything to the contrary, this Section 8.2 shall not be applicable to a Registration Statement registering securities issued pursuant to an employee benefit plan or as to a transaction subject to Rule 145 promulgated under the Act or which a form S-4 or S-8 registration statement could be used.

      The Company shall deliver written notice to the Warrant Holder and to any holders of the Warrant Securities of its intention to file a registration statement or Regulation A offering statement under the Act at least 10 days prior to the filing of such Registration Statement or offering statement, and the Warrant Holder and holders of Warrant Securities shall have 20 days thereafter to request in writing that the Company register or qualify the Warrant Securities in accordance with this Section 8.2. Upon the delivery of such a written request within the specified time, the Company shall be obligated to include in its contemplated registration statement or offering statement all information necessary or advisable to register or qualify the Warrant Securities. for a public offering, if the Company does file the contemplated Registration Statement or offering statement; provided, however, that neither the delivery of the notice by the Company nor the delivery of a request by a Holder or by a holder of Warrant Securities shall in any way obligate the Company to file a Registration Statement or offering statement. Furthermore, notwithstanding the filing of a registration statement or offering statement, the Company may, at any time prior to the effective date thereof, determine not to offer the securities to which the registration statement or offering statement relates, other than the Warrant, and Warrant Securities. Notwithstanding the foregoing, if, as a qualification of any offering in any state or jurisdiction in which the Company (by vote of its Board of Directors) or any underwriter determines in good faith that it wishes to offer securities registered in the offering, it is required that offering expenses be allocated in a manner different from that provided above, then the offering expenses shall be allocated in whatever manner is most nearly in compliance with the provisions set out above.

      The Company shall comply with the requirements of this Section 8.2 and the related requirements of Section 8.6 at its own expense. That expense shall include, but not be limited to, legal, accounting, consulting, printing, federal and state filing fees, NASD fees, out-of-pocket expenses incurred by counsel, accountants and consultants retained by the Company, and miscellaneous expenses directly related to the registration statement or offering statement and the offering. However, this expense shall not include the portion of any underwriting commissions, transfer taxes and the underwriter's accountable and non-accountable expense allowances attributable to the offer and sale of the Warrant and Warrant Securities. all of which expenses shall be borne by the Warrant Holder and the holders of the Warrant Securities registered or qualified.

      8.3. Inclusion of Information. In the event that the Company registers or qualifies the Warrant Securities pursuant to Section 8.2 above, the Company shall include in the Registration Statement or qualification, and the prospectus included therein, all information and materials necessary or advisable to comply with the applicable statutes and regulations so as to permit the public sale of the Warrant Securities. As used in Section 8.2, reference to the Company's securities shall include, but not be limited to, any class or type of the Company's securities or the securities of any of the Company's subsidiaries or affiliates.


      8.5. Condition of Company's Obligations. As to each registration statement or offering statement, the Company's obligations contained in this
Section 8 shall be conditioned upon a timely receipt by the Company in writing of the following:

           (a) Information as to the terms of the contemplated public offering furnished by and on behalf of each Holder or holder intending to make a public distribution of the Warrant Securities and

           (b) Such other information as the Company may reasonably require from such Holders or holders, or any underwriter for any of them, for inclusion in the registration statement or offering statement.

       8.6.Additional Requirements. In each instance in which the Company shall take any action to register or qualify the Warrant Securities or the Warrant Securities, if any, pursuant to this Section 8, the Company shall do the following:

           (a) supply to BMCG, as the representative of the Holders of the Warrant and the holders of Warrant Securities whose Warrant Securities are being registered or qualified, two (2) manually signed copies of each Registration Statement or offering statement, and all amendments thereto, and a reasonable number of copies of the preliminary, final or other prospectus or offering circular, all prepared in conformity with the requirements of the Act and the rules and regulations promulgated thereunder, and such other documents as BMCG shall reasonably request;

           (b) cooperate with respect to (i) all necessary or advisable actions relating to the preparation and the filing of any registration statements or offering statements, and all amendments thereto, arising from the provisions of this Section 8, (ii) all reasonable efforts to establish an exemption from the provisions of the Act or any other federal or state securities statutes, (iii) all necessary or advisable actions to register or qualify the public offering at issue pursuant to federal securities statutes and the state "blue sky" securities statutes of each jurisdiction that the Warrant Holders or holders of Warrant Securities shall reasonably request, and (iv) all other necessary or advisable actions to enable the holders of the Warrant Securities to complete the contemplated disposition of their securities in each reasonably requested jurisdiction; and

           (c) keep all registration statements or offering statements to which this Section 8 applies, and all amendments thereto, effective under the Act until the latter to occur of (a) all Registered Warrants have been exercised or have expired; (b) one year after the last Registered Warrant has been exercised; or (c) all Registered Warrant Securities have been sold under the registration statement.

      8.7. Reciprocal Indemnification. In each instance in which pursuant to this Section 8 the Company shall take any action to register or qualify the Warrant Securities or the Warrant Securities underlying the unexercised portion of this Warrant, prior to the effective date of any registration statement or offering statement, the Company and each Holder or holder of Warrants or Warrant Securities being registered or qualified shall enter into reciprocal indemnification agreements, in the form customarily used by reputable investment bankers with respect to public offerings of securities, containing substantially the same terms as described in Section 10. These indemnification agreements also shall contain an agreement by the Holder or shareholder at issue to indemnify and hold harmless the Company, its officers and directors from and against any and all losses, claims, damages and liabilities, including, but not limited to, all expenses reasonably incurred in investigating, preparing, defending or settling any claim, directly resulting from any untrue statements of material facts, or omissions to state a material fact necessary to make a statement not misleading, contained in a registration statement or offering statement to which this Section 8 applies, if, and only if, the untrue statement or omission directly resulted from information provided in writing to the Company by the indemnifying Holder or shareholder expressly for use in the registration statement or offering statement at issue.

      8.8. BMCG as Representative. For purposes of subsection 8.7(a) above, by the receipt of the Warrants or any Warrant Securities, all Warrant Holders and all holders of Warrant Securities acknowledge and agree that BMCG is and shall be their representative.

      8.9.   Survival.  The Company's  obligations  described in this Section 8
shall   continue  in  full  force  and  effect   regardless  of  the  exercise,
surrender, cancellation or expiration of the Warrants.

      Section 9. Payment of Taxes.

      The Company will pay all documentary stamp taxes, if any, attributable to the initial issuance of the Warrants or the securities comprising the Shares; provided, however, the Company shall not be required to pay any tax which may be payable in respect of any transfer of the Warrants or the securities comprising the Shares.

      Section 10.Indemnification and Contribution

      10.1. Indemnification By Company. In the event of the filing of any Registration Statement with respect to the Warrant Shares pursuant to Section 8 hereof, the Company agrees to indemnify and hold harmless the Warrantholder or any holder of Warrant Shares and each person, if any, who controls the Warrantholder or any holder of Warrant Shares within the meaning of the Act, against any and all loss, claim, damage or liability, joint or several (which shall, for all purposes of this Agreement include, but not be limited to, all reasonable costs of defense and investigation and all reasonable attorneys'
fees), to which such Warrantholder or any holder of Warrant Shares may become subject, under the Act or otherwise, insofar as such loss, claim, damage, or liability (or action with respect thereto) arises out of or is based upon (a) any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, any Preliminary Prospectus, the Effective Prospectus, or the Final Prospectus or any amendment or supplement thereto; or
(b) the omission or alleged omission to state in the Registration Statement, any Preliminary Prospectus, the Effective Prospectus or the Final Prospectus or any amendment or supplement thereto a material fact required to be stated therein or necessary to make the statements therein not misleading; except that the Company shall not be liable in any such case to the extent, but only to the extent, that any such loss, claim, damage, or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in reliance upon and in conformity with written information furnished to the Company by such Warrantholder or the holder of such Warrant Shares specifically for use in the preparation of the Registration Statement, any Preliminary Prospectus, the Effective Prospectus and the Final Prospectus or any amendment or supplement thereto. This indemnity will be in addition to any liability which the Company may otherwise have.

     10.2. Indemnification By Warrantholders. The Warrantholders and the holders of Warrant Shares agree that they, severally, but not jointly, shall indemnify and hold harmless the Company, each other person referred to in subparts (1),
(2) and (3) of Section 11(a) of the Act in respect of the Registration Statement and each person, if any, who controls the Company within the meaning of the Act, against any and all loss, claim, damage or liability, joint or several (which shall, for all purposes of this Agreement include, but not be limited to, all costs of defense and investigation and all attorneys' fees), to which the Company may become subject under the Act or otherwise, insofar as such loss, claim, damage, liability (or action in respect thereto) arises out of or are based upon (a) any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, any Preliminary Prospectus, the Effective Prospectus or the Final Prospectus or any amendment or supplement thereto; or (b) the omission or alleged omission to state in the Registration Statement, any Preliminary Prospectus, the Effective Prospectus or the Final Prospectus or any amendment or supplement thereto a material fact required to be stated therein or necessary to make the statements therein not misleading; except that such indemnification shall be available in each such case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in reliance upon information and in conformity with written information furnished to the Company by the Warrantholder or the holder of Warrant Shares specifically for use in the preparation thereof. This indemnity will be in addition to any liability which such Warrantholder or holder of Warrant Shares may otherwise have.

     10.3. Right to Provide Defense. Promptly after receipt by an indemnified party under Section 10.1 or 10.2 above of written notice of the commencement of any action, the indemnified party shall, if a claim in respect thereof is to be made against the indemnifying party under such section, notify the indemnifying party in writing of the claim or the commencement of that action; the failure to notify the indemnifying party shall not relieve it of any liability which it may have to an indemnified party, except to the extent that the indemnifying party did not otherwise have knowledge of the commencement of the action and the indemnifying party's ability to defend against the action was prejudiced by such failure. Such failure shall not relieve the indemnifying party from any other liability which it may have to the indemnified party. If any such claim or action shall be brought against an indemnified party, and it shall notify the indemnifying party thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it wishes, jointly with any other similarly notified indemnifying party, to assume the defense thereof with counsel reasonably satisfactory to the indemnified party. After notice from the indemnifying party to the indemnified party of its election to assume the defense of such claim or action, the indemnifying party shall not be liable to the indemnified party under such section for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation; except if independent counsel provides a written opinion that actual conflicts exist, BMCG shall have the right to employ counsel to represent it and the other Warrant Holders or holders of Shares who may be subject to liability arising out of any claim in respect of which indemnity may be sought by such persons against the Company. In that event the fees and expenses of such separate counsel shall be paid by the Company.

      10.4. Contribution. If the indemnification provided for in Sections 10.1 and 10.2 of this Agreement is unavailable or insufficient to hold harmless an indemnified party, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of the losses, claims, damages, or liabilities referred to in Sections 10.1 or 10.2 above (a) in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and the Warrantholders on the other; or (b) if the allocation provided by clause (a) above is not permitted by applicable law, in such proportion as is appropriate to reflect the relative benefits referred to in clause (a) above but also the relative fault of the Company on the one hand and the Warrantholders on the other in connection with the statements or omissions which resulted in such losses, claims, damages, or liabilities, as well as any other relevant equitable considerations. The relative benefits received by the Company and the Warrantholders shall be deemed to be in the same proportion as the total net proceeds from the offering (before deducting expenses) received by the Company bear to the total underwriting discounts and un-itemized expenses received by the Underwriters, in each case as set forth in the table on the cover page of the Final Prospectus. Relative fault shall be determined by reference to, among other things, whether the untrue statement of a material fact or the omission to state a material fact relates to information supplied by the Company or the Underwriter and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such untrue statement or omission. For purposes of this Section 10.4, the term "damages" shall include any counsel fees or other expenses reasonably incurred by the Company or the Underwriters in connection with investigating or defending any action or claim which is the subject of the contribution provisions of this
Section 10.4. No person adjudged guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

      Each party entitled to contribution agrees that upon the service of a summons or other initial legal process upon it in any action instituted against it in respect of which contribution may be sought, it shall promptly give written notice of such service to the party or parties from whom contribution may be sought, but the omission so to notify such party or parties of any such service shall not relieve the party from whom contribution may be sought from any obligation it may have hereunder or otherwise (except as specifically provided in Section 10.4 hereof).

      Section 11.Transfer to Comply With the Securities Act of 1933

      This Warrant, the Warrant Securities, and all other securities issued or issuable upon exercise of this Warrant, may not be offered, sold or transferred, in whole or in part, except in compliance with the Act, and except in compliance with all applicable state securities laws. The Company may cause substantially the following legends, or their equivalents, to be set forth on each certificate representing the Warrant Securities, or any other security issued or issuable upon exercise of this Warrant, not theretofore distributed to the public or sold to underwriters, as defined by the Act, for distribution to the public pursuant to Section 8 above:

      (a) "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 OR ANY STATE SECURITIES LAWS AND MAY NOT BE SOLD, EXCHANGED, HYPOTHECATED OR TRANSFERRED IN ANY MANNER IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT AND ANY APPLICABLE STATE SECURITIES LAWS."

      (b)  Any legend required by applicable state securities laws.

      Any certificate issued at any time in exchange or substitution for any certificate bearing such legends (except a new certificate issued upon completion of a public distribution pursuant to a registration statement under the "Act", or the securities represented thereby) shall also bear the above legends unless, in the opinion of the Company's counsel, the securities represented thereby need no longer be subject to such restrictions.

      Section 12.Fractional Shares

           No fractional shares or scrip representing fractional shares shall be issued upon the exercise of all or any part of this Warrant. With respect to any fraction of a share of any security called for upon any exercise of this Warrant, the Company shall pay to the Holder an amount in money equal to that fraction multiplied by the Current Market Price of that share.

      Section 13.   No Rights as Stockholder; Notices to Warrantholder.

           Nothing contained in this Agreement or in the Warrants shall be construed as conferring upon the Warrantholder or its transferees any rights as a stockholder of the Company, including the right to vote, receive dividends, consent or receive notices as a stockholder in respect to any meeting of stockholders for the election of directors of the Company or any other matter. The Company covenants, however, that for so long as this Warrant is at least partially unexercised, it will furnish any Holder of this Warrant with copies of all reports and communications furnished to the shareholders of the Company.


      Section 14.   Warrant Securities to be Fully Paid

      The Company covenants that all Warrant Securities that may be issued and delivered to a Holder of this Warrant upon the exercise of this Warrant and payment of the Exercise Price will be, upon such delivery, validly and duly issued, fully paid and nonassessable.

      Section 15.   Notices

      Any notice pursuant to this Agreement by the Company or by a Warrantholder or a holder of Shares shall be in writing and shall be deemed to have been duly given if delivered or mailed by certified mail, return receipt requested:

      (i) If to a Warrantholder or a holder of Shares, addressed to Bathgate McColley Capital Group, LLC, 5350 S. Roslyn Street, Suite 380, Englewood, Colorado 80111, Attention: Corporate Finance Department; or

      (ii) If to the Company addressed to it at 12061 Tejon St. Westminster, CO 80234, Attn: Douglass Simpson. Each party may from time to time change the address to which notices to it are to be delivered or mailed hereunder by notice in accordance herewith to the other party.


      Section 16.   Applicable Law

 This Warrant shall be governed by and construed in accordance with the laws of the State of Colorado, and courts located in Colorado shall have exclusive jurisdiction and venue over all disputes arising hereunder.

      Section 17.   Arbitration.

The Company and the Holder, and by receipt of this Warrant or any Warrant Securities, all subsequent Holders or holders of Warrant Securities, agree to submit all controversies, claims, disputes and matters of difference with respect to this Warrant, including, without limitation, the application of this
Section 19 to arbitration in Denver, Colorado, according to the rules and practices of the American Arbitration Association from time to time in force; provided, however, that if such rules and practices conflict with the applicable procedures of Colorado courts of general jurisdiction or any other provisions of Colorado law then in force, those Colorado rules and provisions shall govern. This agreement to arbitrate shall be specifically enforceable. Arbitration may proceed in the absence of any party if notice of the proceeding has been given to that party. The parties agree to abide by all awards rendered in any such proceeding. These awards shall be final and binding on all parties to the extent and in the manner provided by the rules of civil procedure enacted in Colorado. All awards may be filed, as a basis of judgment and of the issuance of execution for its collection, with the clerk of one or more courts, state or federal, having jurisdiction over either the party against whom that award is rendered or its property. No party shall be considered in default hereunder during the pendency of arbitration proceedings relating to that default.

      Section 18.   Miscellaneous Provisions

      (a) Subject to the terms and conditions contained herein, this Warrant shall be binding on the Company and its successors and shall inure to the benefit of the original Holder, its successors and assigns and all holders of Warrant Securities and the exercise of this Warrant in full shall not terminate the provisions of this Warrant as it relates to holders of Warrant Securities.

      (b) If the Company fails to perform any of its obligations hereunder, it shall be liable to the Holder for all damages, costs and expenses resulting from the failure, including, but not limited to, all reasonable attorney's fees and disbursements.

      (c) This Warrant cannot be changed or terminated or any performance or condition waived in whole or in part except by an agreement in writing signed by the party against whom enforcement of the change, termination or waiver is sought; provided, however, that any provisions hereof may be amended, waived, discharged or terminated upon the written consent of the Company and BMCG.

      (d) If any provision of this Warrant shall be held to be invalid, illegal or unenforceable, such provision shall be severed, enforced to the extent possible, or modified in such a way as to make it enforceable, and the invalidity, illegality or unenforceability shall not affect the remainder of this Warrant.

      (e) The Company agrees to execute such further agreements, conveyances, certificates and other documents as may be reasonably requested by the Holder to effectuate the intent and provisions of this Warrant.

      (f) Paragraph headings used in this Warrant are for convenience only and shall not be taken or construed to define or limit any of the terms or provisions of this Warrant. Unless otherwise provided, or unless the context shall otherwise require, the use of the singular shall include the plural and the use of any gender shall include all genders.

      IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed, all as of the day and year first above written.


                               Corgenix Medical Corporation


                               By:  s/     Douglass T. Simpson
                                    ----------------------------
                                          Douglass T. Simpson



                               Bathgate McColley Capital Group, LLC



                               By:   s/   Eugene C. McColley
                                   --------------------------
                                    Eugene C. McColley, Manager

                                    EXHIBIT A


The securities represented by this certificate have not been registered under the Securities Act of 1933 (the "Act"), and are "restricted securities" as that term is defined in Rule 144 under the Act. The securities may not be offered for sale, sold, or otherwise transferred except pursuant to an effective registration under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

                                                    Warrant Certificate No. W-A

                          Corgenix Medical Corporation

                               WARRANT TO PURCHASE
                         225,000 SHARES OF COMMON STOCK

                           INCORPORATED UNDER THE LAWS
                            OF THE STATE OF Colorado

      This certifies that, for value received, Bathgate McColley Capital Group, LLC, the registered holder hereof or assigns (the "Warrant Holder"), is entitled to purchase from Corgenix Medical Corporation (the "Company"), at any time during the period commencing at 9:00 a.m., Colorado time, on April 10, 2002, and expiring at 5:00 p.m., Colorado time, on April 10, 2004, at the purchase price per Share of $0.25. (the "Exercise Price"), the number of shares of Common Stock of the Company set forth above (the "Shares"). The number of shares of Common Stock of the Company purchasable upon exercise of this warrant shall be subject to adjustment from time to time as set forth in the Warrant Agreement dated April 10, 2001 by and between the Company and Bathgate McColley Capital Group, LLC. (the "Warrant Agreement").

      This warrant may be exercised in whole or in part by presentation of this Warrant Certificate with the Purchase Form attached hereto duly executed and simultaneous payment of the Warrant Price at the principal office of the Company. Payment of such price shall be made at the option of the Warrantholder in cash or by check or by Cashless Exercise subject to the provisions of Section
2.4 of the Warrant Agreement (as that term is defined therein).

      This Warrant is issued under and in accordance with Warrant Agreement and is subject to the terms and provisions contained in the Warrant Agreement, to all of which the Warrant Holder by acceptance hereof consents.

      Upon any partial exercise of this Warrant there shall be signed and issued to the Warrant Holder a new Warrant Certificate in respect of the Shares as to which shall not have been exercised. This Warrant may be exchanged at the office of the Company by surrender of this Warrant Certificate properly endorsed for one or more new Warrants of the same aggregate number of Shares as here evidenced by the Warrant or Warrants exchanged. No fractional shares of Common Stock will be issued upon the exercise of rights to purchase hereunder, but the Company shall pay the cash value of any fraction upon the exercise of one or more Warrants. The Warrants are transferable at the office of the Company in the manner and subject to the limitations set forth in the Warrant Agreement.

      This Warrant Certificate does not entitle any Warrantholder to any of the rights of a stockholder of the Company.


                               Corgenix Medical Corporation



                               By:  s/    Douglass T. Simpson
                                          Douglass T. Simpson
Dated:     4/19/2001

[Seal]

Attest: s/       Taryn G. Reynolds
      Taryn G. Reynolds, Secretary

                                  PURCHASE FORM
Dated                                                                   ,
      ------------------------                                            -----

      The undersigned hereby irrevocably elects to exercise the Warrant represented by this Warrant Certificate to the extent of purchasing Shares of Corgenix Medical Corporation and hereby tenders payment of the exercise price thereof.

                     INSTRUCTIONS FOR REGISTRATION OF STOCK

      Name
                ----------------------------------------------
                    (Please type or print in block letters)

      Address
                ----------------------------------------------

 ................................................................................

                                 ASSIGNMENT FORM

      FOR VALUE RECEIVED,                 ,   hereby    sells,    assigns   and
                          ----------------
transfers unto

      Name
                ----------------------------------------------
                    (Please type or print in block letters)

      Address
                ----------------------------------------------

the right to purchase  Shares of Corgenix  Medical  Corporation  represented by
this Warrant Certificate to the extent of       Shares as to which  such  right
                                          -----
is exercisable and does hereby irrevocably constitute and appoint attorney, to transfer the same on the books of the Company with full power of substitution in the premises.

      Signature                           Dated
                --------------------           -------------------- -----

Notice:  the signature on this  assignment  must correspond with the name as it appears upon the face of this Warrant Certificate in every particular, without alteration or enlargement or any change whatever.
 ...........................................................

                        WARRANT CONVERSION EXERCISE FORM
TO:   Corgenix Medical Corporation

      Pursuant to Section 2.4 of the Warrant Agreement, the Holder hereby irrevocably elects to convert Warrants with respect to Shares of the Company into Shares of the Company. A conversion calculation is attached hereto as Exhibit B-1.

      The undersigned requests that certificates for such Shares be issued as follows:

      Name:
                -----------------------------------------

      Address:
                     -----------------------------------------

      Deliver to:
                     -----------------------------------------

and that a new Warrant Certificate for the balance remaining of the Warrants, if any, subject to the Warrant be registered in the name of, and delivered to, the undersigned at the address stated above.

      Signature                           Dated
                --------------------           -------------------- -----

                                                                    Exhibit B-1
                        CALCULATION OF WARRANT CONVERSION




Converted Securities (Y)            =
                                               ---------------

Current Market Price (A)            =          $
                                                --------------

Exercise Price (B)                  =          $
                                                --------------

Converted Shares (X)           =          Y(A-B)/A

Fractional Converted Shares               =                        (1)
                                                    ---------------





Where:          X =  the number of Shares and/or Warrants to be issued to the
------
                     Holder;

                Y = the number of Shares and/or Warrants to be converted under this Warrant;

                A = the Current Market Price of one share of Common Stock (calculated as described below); and

                B = the Share Exercise Price.


(1) Corgenix Medical Corporation to pay for fractional Shares in cash @ $__ per Share.



























                                    EXHIBIT B


The securities represented by this certificate have not been registered under the Securities Act of 1933 (the "Act"), and are "restricted securities" as that term is defined in Rule 144 under the Act. The securities may not be offered for sale, sold, or otherwise transferred except pursuant to an effective registration under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

                                                    Warrant Certificate No. W-B
                          Corgenix Medical Corporation

                               WARRANT TO PURCHASE
                         225,000 SHARES OF COMMON STOCK

                           INCORPORATED UNDER THE LAWS
                            OF THE STATE OF Colorado

      This certifies that, for value received, Bathgate McColley Capital Group, LLC, the registered holder hereof or assigns (the "Warrant Holder"), is entitled to purchase from Corgenix Medical Corporation (the "Company"), at any time during the period commencing at 9:00 a.m., Colorado time, on September 30, 2002, and expiring at 5:00 p.m., Colorado time, on September 30, 2004, at the purchase price per Share of $0.25. (the "Exercise Price"), the number of shares of Common Stock of the Company set forth above (the "Shares"). The warrant will vest if COGX common stock bid price as quoted on the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, exceeds 30 cents per share by September 30, 2001. For purposes of determining when the Warrants are earned, the stock will have been quoted by the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, where the COGX common stock bid price equals or exceeds the price specified for twenty consecutive trading days. For purposes of this paragraph, should the specified price level be reached prior to the termination date, but has not traded for the specified period required under the earn out, the termination date will extend until five consecutive trading days from the initial date that the stock exceeded the earn out price. If on each day of such twenty-day period the stock does not close at or in excess of the bid price the specific warrant will terminate. The number of shares of Common Stock of the Company purchasable upon exercise of this warrant shall be subject to adjustment from time to time as set forth in the Warrant Agreement dated April 10, 2001 by and between the Company and Bathgate McColley Capital Group, LLC. (the "Warrant Agreement").

      This warrant may be exercised in whole or in part by presentation of this Warrant Certificate with the Purchase Form attached hereto duly executed and simultaneous payment of the Warrant Price at the principal office of the Company. Payment of such price shall be made at the option of the Warrant holder in cash or by check or by Cashless Exercise subject to the provisions of Section
2.4 of the Warrant Agreement (as that term is defined therein).

      This Warrant is issued under and in accordance with Warrant Agreement and is subject to the terms and provisions contained in the Warrant Agreement, to all of which the Warrant Holder by acceptance hereof consents.

      Upon any partial exercise of this Warrant there shall be signed and issued to the Warrant Holder a new Warrant Certificate in respect of the Shares as to which shall not have been exercised. This Warrant may be exchanged at the office of the Company by surrender of this Warrant Certificate properly endorsed for one or more new Warrants of the same aggregate number of Shares as here evidenced by the Warrant or Warrants exchanged. No fractional shares of Common Stock will be issued upon the exercise of rights to purchase hereunder, but the Company shall pay the cash value of any fraction upon the exercise of one or more Warrants. The Warrants are transferable at the office of the Company in the manner and subject to the limitations set forth in the Warrant Agreement.

This Warrant Certificate does not entitle any Warrant holder to any of the rights of a stockholder of the Company.

                                    Corgenix Medical Corporation

                                    By:   s/ Douglass T. Simpson
                                            Douglass T. Simpson
Dated:     4/19/2001

[Seal]

Attest: s/       Taryn G. Reynolds
      Taryn G. Reynolds, Secretary

                                  PURCHASE FORM
Dated                                                                   ,
      ------------------------                                            -----

      The undersigned hereby irrevocably elects to exercise the Warrant represented by this Warrant Certificate to the extent of purchasing Shares of Corgenix Medical Corporation and hereby tenders payment of the exercise price thereof.

                     INSTRUCTIONS FOR REGISTRATION OF STOCK

      Name
                ----------------------------------------------
                    (Please type or print in block letters)

      Address
                ----------------------------------------------

 ................................................................................

                                 ASSIGNMENT FORM

      FOR VALUE RECEIVED,                 ,   hereby    sells,    assigns   and
                          ----------------
transfers unto

      Name
                ----------------------------------------------
                    (Please type or print in block letters)

      Address
                ----------------------------------------------

the right to purchase  Shares of Corgenix  Medical  Corporation  represented by
this Warrant Certificate to the extent of       Shares as to which  such  right
                                          -----
is exercisable and does hereby irrevocably constitute and appoint attorney, to transfer the same on the books of the Company with full power of substitution in the premises.

      Signature                           Dated
                --------------------           -------------------- -----

Notice:  the signature on this  assignment  must correspond with the name as it appears upon the face of this Warrant Certificate in every particular, without alteration or enlargement or any change whatever.
 ................................................................................
TO:   Corgenix Medical Corporation

      Pursuant to Section 2.4 of the Warrant Agreement, the Holder hereby irrevocably elects to convert Warrants with respect to Shares of the Company into Shares of the Company. A conversion calculation is attached hereto as Exhibit B-1.

      The undersigned requests that certificates for such Shares be issued as follows:

      Name:
                -----------------------------------------

      Address:
                     -----------------------------------------

      Deliver to:
                     -----------------------------------------

and that a new Warrant Certificate for the balance remaining of the Warrants, if any, subject to the Warrant be registered in the name of, and delivered to, the undersigned at the address stated above.

      Signature                           Dated
                --------------------           -------------------- -----

                                                                    Exhibit B-1
                        CALCULATION OF WARRANT CONVERSION




Converted Securities (Y)            =
                                               ---------------

Current Market Price (A)            =          $
                                                --------------

Exercise Price (B)                  =          $
                                                --------------

Converted Shares (X)           =          Y(A-B)/A

Fractional Converted Shares               =                        (1)
                                                    ---------------





Where:          X =  the number of Shares and/or Warrants to be issued to the
------
                     Holder;

                Y = the number of Shares and/or Warrants to be converted under this Warrant;

                A = the Current Market Price of one share of Common Stock (calculated as described below); and

                B = the Share Exercise Price.


(1) Corgenix Medical Corporation to pay for fractional Shares in cash @ $__ per Share.

                                    EXHIBIT C


The securities represented by this certificate have not been registered under the Securities Act of 1933 (the "Act"), and are "restricted securities" as that term is defined in Rule 144 under the Act. The securities may not be offered for sale, sold, or otherwise transferred except pursuant to an effective registration under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

                                                    Warrant Certificate No. W-C
                          Corgenix Medical Corporation

                               WARRANT TO PURCHASE
                         225,000 SHARES OF COMMON STOCK

                           INCORPORATED UNDER THE LAWS
                            OF THE STATE OF Colorado

      This certifies that, for value received, Bathgate McColley Capital Group, LLC, the registered holder hereof or assigns (the "Warrant Holder"), is entitled to purchase from Corgenix Medical Corporation (the "Company"), at any time during the period commencing at 9:00 a.m., Colorado time, on February 28, 2003, and expiring at 5:00 p.m., Colorado time, on February 28, 2005, at the purchase price per Share of $0.25. (the "Exercise Price"), the number of shares of Common Stock of the Company set forth above (the "Shares"). The warrant will vest if COGX common stock bid price as quoted on the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, exceeds 40 cents per share by February 28, 2002. For purposes of determining when the Warrants are earned, the stock will have been quoted by the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, where the COGX common stock bid price equals or exceeds the price specified for twenty consecutive trading days. For purposes of this paragraph, should the specified price level be reached prior to the termination date, but has not traded for the specified period required under the earn out, the termination date will extend until five consecutive trading days from the initial date that the stock exceeded the earn out price. If on each day of such twenty-day period the stock does not close at or in excess of the bid price the specific warrant will terminate.The number of shares of Common Stock of the Company purchasable upon exercise of this warrant shall be subject to adjustment from time to time as set forth in the Warrant Agreement dated April 10, 2001 by and between the Company and Bathgate McColley Capital Group, LLC. (the "Warrant Agreement").

      This warrant may be exercised in whole or in part by presentation of this Warrant Certificate with the Purchase Form attached hereto duly executed and simultaneous payment of the Warrant Price at the principal office of the Company. Payment of such price shall be made at the option of the Warrant holder in cash or by check or by Cashless Exercise subject to the provisions of Section
2.4 of the Warrant Agreement (as that term is defined therein).

      This Warrant is issued under and in accordance with Warrant Agreement and is subject to the terms and provisions contained in the Warrant Agreement, to all of which the Warrant Holder by acceptance hereof consents.

      Upon any partial exercise of this Warrant there shall be signed and issued to the Warrant Holder a new Warrant Certificate in respect of the Shares as to which shall not have been exercised. This Warrant may be exchanged at the office of the Company by surrender of this Warrant Certificate properly endorsed for one or more new Warrants of the same aggregate number of Shares as here evidenced by the Warrant or Warrants exchanged. No fractional shares of Common Stock will be issued upon the exercise of rights to purchase hereunder, but the Company shall pay the cash value of any fraction upon the exercise of one or more Warrants. The Warrants are transferable at the office of the Company in the manner and subject to the limitations set forth in the Warrant Agreement.

This Warrant Certificate does not entitle any Warrant holder to any of the rights of a stockholder of the Company.


                                    Corgenix Medical Corporation

                                    By:   s/ Douglass T. Simpson
              Douglass T. Simpson
Dated:     4/19/2001

[Seal]

Attest: s/       Taryn G. Reynolds
      Taryn G. Reynolds, Secretary

                                  PURCHASE FORM
Dated                                                                   ,
      ------------------------                                            -----

      The undersigned hereby irrevocably elects to exercise the Warrant represented by this Warrant Certificate to the extent of purchasing Shares of Corgenix Medical Corporation and hereby tenders payment of the exercise price thereof.

                     INSTRUCTIONS FOR REGISTRATION OF STOCK

      Name
                ----------------------------------------------
                    (Please type or print in block letters)

      Address
                ----------------------------------------------

 ................................................................................
                                 ASSIGNMENT FORM

      FOR VALUE RECEIVED,                 ,   hereby    sells,    assigns   and
                          ----------------
transfers unto

      Name
                ----------------------------------------------
                    (Please type or print in block letters)

      Address
                ----------------------------------------------

the right to purchase  Shares of Corgenix  Medical  Corporation  represented by
this Warrant Certificate to the extent of       Shares as to which  such  right
                                          -----
is exercisable and does hereby irrevocably constitute and appoint
                                                                  ------------
attorney to transfer same on the books of the Company with full power of substitution in the premises.

      Signature                           Dated
                --------------------           --------------------

Notice:  the signature on this  assignment  must correspond with the name as it appears upon the face of this Warrant Certificate in every particular, without alteration or enlargement or any change whatever.
 ................................................................................
                        WARRANT CONVERSION EXERCISE FORM

TO:   Corgenix Medical Corporation

      Pursuant to Section 2.4 of the Warrant Agreement, the Holder hereby irrevocably elects to convert Warrants with respect to Shares of the Company into Shares of the Company. A conversion calculation is attached hereto as Exhibit B-1.

      The undersigned requests that certificates for such Shares be issued as follows:

      Name:
                -----------------------------------------

      Address:
                     -----------------------------------------

      Deliver to:
                     -----------------------------------------

and that a new Warrant Certificate for the balance remaining of the Warrants, if any, subject to the Warrant be registered in the name of, and delivered to, the undersigned at the address stated above.

      Signature                           Dated
                --------------------           -------------------- -----

                                                                    Exhibit B-1
                        CALCULATION OF WARRANT CONVERSION




Converted Securities (Y)            =
                                               ---------------

Current Market Price (A)            =          $
                                                --------------

Exercise Price (B)                  =          $
                                                --------------

Converted Shares (X)           =          Y(A-B)/A

Fractional Converted Shares               =                        (1)
                                                    ---------------





Where:          X =  the number of Shares and/or Warrants to be issued to the
------
                     Holder;

                Y = the number of Shares and/or Warrants to be converted under this Warrant;

                A = the Current Market Price of one share of Common Stock (calculated as described below); and

                B = the Share Exercise Price.


(1) Corgenix Medical Corporation to pay for fractional Shares in cash @ $__ per Share.




























                                    EXHIBIT D


The securities represented by this certificate have not been registered under the Securities Act of 1933 (the "Act"), and are "restricted securities" as that term is defined in Rule 144 under the Act. The securities may not be offered for sale, sold, or otherwise transferred except pursuant to an effective registration under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.

                                                    Warrant Certificate No. W-D
                          Corgenix Medical Corporation

                               WARRANT TO PURCHASE
                         225,000 SHARES OF COMMON STOCK

                           INCORPORATED UNDER THE LAWS
                            OF THE STATE OF Colorado

      This certifies that, for value received, Bathgate McColley Capital Group, LLC, the registered holder hereof or assigns (the "Warrant Holder"), is entitled to purchase from Corgenix Medical Corporation (the "Company"), at any time during the period commencing at 9:00 a.m., Colorado time, on May 31, 2003, and expiring at 5:00 p.m., Colorado time, on May 31, 2005, at the purchase price per Share of $0.25. (the "Exercise Price"), the number of shares of Common Stock of the Company set forth above (the "Shares"). The warrant will vest if COGX common stock bid price as quoted on the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, exceeds 50 cents per share by May 31, 2002. For purposes of determining when the Warrants are earned, the stock will have been quoted by the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, where the COGX common stock bid price equals or exceeds the price specified for twenty consecutive trading days. For purposes of this paragraph, should the specified price level be reached prior to the termination date, but has not traded for the specified period required under the earn out, the termination date will extend until five consecutive trading days from the initial date that the stock exceeded the earn out price. If on each day of such twenty-day period the stock does not close at or in excess of the bid price the specific warrant will terminate.The number of shares of Common Stock of the Company purchasable upon exercise of this warrant shall be subject to adjustment from time to time as set forth in the Warrant Agreement dated April 10, 2001 by and between the Company and Bathgate McColley Capital Group, LLC. (the "Warrant Agreement").

      This warrant may be exercised in whole or in part by presentation of this Warrant Certificate with the Purchase Form attached hereto duly executed and simultaneous payment of the Warrant Price at the principal office of the Company. Payment of such price shall be made at the option of the Warrant holder in cash or by check or by Cashless Exercise subject to the provisions of Section
2.4 of the Warrant Agreement (as that term is defined therein).

      This Warrant is issued under and in accordance with Warrant Agreement and is subject to the terms and provisions contained in the Warrant Agreement, to all of which the Warrant Holder by acceptance hereof consents.

      Upon any partial exercise of this Warrant there shall be signed and issued to the Warrant Holder a new Warrant Certificate in respect of the Shares as to which shall not have been exercised. This Warrant may be exchanged at the office of the Company by surrender of this Warrant Certificate properly endorsed for one or more new Warrants of the same aggregate number of Shares as here evidenced by the Warrant or Warrants exchanged. No fractional shares of Common Stock will be issued upon the exercise of rights to purchase hereunder, but the Company shall pay the cash value of any fraction upon the exercise of one or more Warrants. The Warrants are transferable at the office of the Company in the manner and subject to the limitations set forth in the Warrant Agreement.

This Warrant Certificate does not entitle any Warrant holder to any of the rights of a stockholder of the Company.


                               Corgenix Medical Corporation

                                          By: s/ Douglass T. Simpson
                                              ----------------------
                                        Douglass T. Simpson
Dated:     4/19/2001

[Seal]

Attest: s/       Taryn G. Reynolds
      Taryn G. Reynolds, Secretary


                                  PURCHASE FORM
Dated                                                                   ,
      ------------------------                                            -----

      The undersigned hereby irrevocably elects to exercise the Warrant represented by this Warrant Certificate to the extent of purchasing Shares of Corgenix Medical Corporation and hereby tenders payment of the exercise price thereof.

                     INSTRUCTIONS FOR REGISTRATION OF STOCK

      Name
                ----------------------------------------------
                    (Please type or print in block letters)

      Address
                ----------------------------------------------

 ................................................................................

                                 ASSIGNMENT FORM

      FOR VALUE RECEIVED,                 ,   hereby    sells,    assigns   and
                          ----------------
transfers unto

      Name
                ----------------------------------------------
                    (Please type or print in block letters)

      Address
                ----------------------------------------------

the right to purchase  Shares of Corgenix  Medical  Corporation  represented by
this Warrant Certificate to the extent of       Shares as to which  such  right
                                          -----
is exercisable and does hereby irrevocably constitute and appoint attorney, to transfer the same on the books of the Company with full power of substitution in the premises.

      Signature                           Dated
                --------------------           -------------------- -----

Notice:  the signature on this  assignment  must correspond with the name as it appears upon the face of this Warrant Certificate in every particular, without alteration or enlargement or any change whatever.
 ................................................................................

                        WARRANT CONVERSION EXERCISE FORM

TO:   Corgenix Medical Corporation

      Pursuant to Section 2.4 of the Warrant Agreement, the Holder hereby irrevocably elects to convert Warrants with respect to Shares of the Company into Shares of the Company. A conversion calculation is attached hereto as Exhibit B-1.

      The undersigned requests that certificates for such Shares be issued as follows:

      Name:
                -----------------------------------------

      Address:
                     -----------------------------------------

      Deliver to:
                     -----------------------------------------

and that a new Warrant Certificate for the balance remaining of the Warrants, if any, subject to the Warrant be registered in the name of, and delivered to, the undersigned at the address stated above.

      Signature                           Dated
                --------------------           -------------------- -----

                                                                    Exhibit B-1
                        CALCULATION OF WARRANT CONVERSION




Converted Securities (Y)            =
                                               ---------------

Current Market Price (A)            =          $
                                                --------------

Exercise Price (B)                  =          $
                                                --------------

Converted Shares (X)           =          Y(A-B)/A

Fractional Converted Shares               =                        (1)
                                                    ---------------

Where:          X =  the number of Shares and/or Warrants to be issued to the
------
                     Holder;

                Y = the number of Shares and/or Warrants to be converted under this Warrant;

                A = the Current Market Price of one share of Common Stock (calculated as described below); and

                B = the Share Exercise Price.


(1) Corgenix Medical Corporation to pay for fractional Shares in cash @ $__ per Share.

                              Sales Agent Agreement

Bathgate McColley Capital Group, LLC

Gentlemen:

Corgenix Medical Corporation, (the "Company"), hereby confirms its agreement with you (the "Sales Agent") as follows:

                                    Section 1
                 Representations and Warranties of the Company

Pursuant to the Corgenix Medical Corporation Confidential Private Placement Memorandum ("PPM") dated December 31, 2000, the Company proposes to offer and sell to accredited investors, on a best-efforts basis up to $1,000,000 or 5,700,000 shares of the Company's authorized common stock on terms as offered herein. As of May 7, 2001, and prior to the retention of any Sales Agents by the Company, a total of $385,000 or 2,194,500 shares had been sold pursuant to this PPM by the Company.


In order to induce the Sales Agent on a non-exclusive basis, to enter into this agreement, the Company hereby represents and warrants to and agrees with the Sales Agent as follows:

      1.01 Private Placement Memorandum: The memorandum with respect to the securities and all exhibits thereto, copies of which have heretofore been delivered by the Company to the Placement Agent has been prepared by the Company in conformity with Regulation D. The memorandum includes all current SEC filings by the Company including its most recent Form 10-K for its fiscal year ended June 30, 2000 and all subsequently filed Form 10-Q's, 8-K's and any other form filed with Securities and Exchange Commission subsequent to its Form 10-K filing for the period ending June
      30. 2000.

      1.02 No Material Adverse Change: Except as reflected in or contemplated by the Memorandum, and prior to the Closing Date (as defined hereinafter), there shall not be any material adverse change in the business, properties or technological position of the Company as a whole and there shall not have been any material transaction entered into by the Company, other than transactions entered into in the ordinary course of business.

      1.03 Legality of Securities Offered: The securities offered have been duly and validly authorized and when issued and sold against payment, will be validly issued, fully paid and non assessable.

1.04 Prior Sales: No securities of the Company have been sold by the Company or by, or on behalf of, or for the benefit of, any person or persons controlling, controlled by, or under common control with the Company at any time prior to the date hereof, except as set forth in Section 1 above. No prior securities sales by the Company or any affiliate are required to be integrated with the proposed sale of securities of the Company, such that the availability of Regulation D, or any other claimed exemption from the registration requirements of the Act would be made unavailable to the offer and sale of the securities. The Company represents that any prior sales of securities pursuant to this memorandum have been made to accredited investors and that such sales have been made in compliance with all relevant SEC and State securities regulations.

1.05 Litigation: There is, and at the Closing Date, there will be no action suit or proceeding pending or to the knowledge of the Company threatened which might result in judgments against the Company, its officers, directors or affiliates.

1.06 Authority:The execution and delivery by the Company of this agreement, has been duly authorized, and this Agreement is valid, binding and legally enforceable obligation of the Company.


                                      Section 2
                        Issue Sale and Delivery of Securities

      2.01 Sales Agent Appointment: The Company hereby appoints the Sales Agent, as a non-exclusive agent until JULY 31, 2001, which period may be extended for an additional period of up to 60 days in the aggregate, by the mutual consent of the Company and the Sales Agent ("the sales termination date"), to solicit purchasers on a best efforts basis. The sales agent will utilize its best efforts to find accredited investors for the securities offered at a purchase price of $.17544 per share, with a minimum purchase of 100,000 shares, provided however that final acceptance of any individual investor will be at the sole discretion of the Company. Each investor must certify to the Company that such investor is an Accredited investor as defined in Rule 501(a) of Regulation D.

      2.02 Subscription Agreement: Each investor desiring to purchase units will be required to complete and execute a subscription agreement and all other offering documents. The Sales Agent will have the right to review such documents for each investor prior to submission to the Company, and to reject the tender of any Investor which it deems not acceptable. The Company upon receipt of the subscription documents and accredited investor questionnaire, will determine within three business days whether it wishes to accept the Investor.

      2.03 Compensation of Sales Agent: In consideration for the Sales Agents execution of this agreement, and for the performance of its obligations hereunder, the Company agrees to pay the Sales Agent a commission of 10% of the gross proceeds received from the sale of the securities. Any commission payable to the Sales Agent, will be paid by Company check to the Sales Agent within 7 business days of receipt of accepted funds from the Investor. As additional consideration, the Company will issue to the Sales Agent or, at the Sales Agents sole discretion Registered Representatives or Principals of the Sales Agent, common stock purchase warrants to purchase 10% of the aggregate number of securities sold by the Sales Agent at 120% of the price paid by its investors, which equates to $.2105 per share. Such warrants will have a 5 year term, and not be exercisable for twelve months after issuance. The warrants will not be issued until the closing date of the offering. The warrants will have a cashless exercise provision.

      2.04 Form D: The Sales Agent will supply the Company from time to time with all information required from the Sales Agent for the completion of Form D to be filed with Securities and Exchange Commission and such additional information as the Company may reasonably request to be supplied with the to the securities authorities of such states in which the Securities have been qualified for sale, or are exempt from qualification or registration. A copy of all such State or Federal filings shall be delivered to the Sales Agent concurrently with its being filed with any State or Federal agency.

      2.05 Representations and Warranties: The Sales Agent represents that it is a registered broker dealer with the Securities and Exchange Commission and a member in good standing with the NASD.

      2.06 Delivery of Securities: Upon acceptance of any sale of securities by the Company, the Company will promptly advise its transfer agent to issue the securities purchased by the investor. The Company will advise its transfer agent to deliver the securities to the Investors stated address, unless specific instructions are provided by the investor to deliver the securities to a fiduciary such as a bank or securities brokerage firm. The Company will use its best efforts to see that such securities are delivered within 30 days of the acceptance of purchase, and will provide to the Sales Agent a copy of all stock certificates issued to its investors.

                                      Section 3
                                   Memorandum

3.01 Delivery and Form of Memorandum: The Company will procure at its own expense, within reason, as many copies of the Memorandum as the Sales Agent may reasonably require for the purposes contemplated by this agreement.

3.02 Amendment of Memorandum: The Company will provide to the Sales Agent any Amendments to the memorandum required to keep the Memorandum current and accurate. Such amendments would include any filings with the Securities and Exchange Commission, and any material developments (adverse or otherwise) of the Company prior to the closing date.

                                    Section 4
                            Covenants of the Company


4.01 Blue Sky Memorandum:As a condition of closing, the Company will qualify the securities offered as requested by the Sales Agent for offer and sale and will take whatever action is necessary in connection with filing or maintaining any appropriate exemption from such qualification or registration under the applicable laws of the State of Colorado. The Company will cause its counsel to prepare a blue sky memorandum which will set forth those states where the securities have been registered or qualified for sale, or shall specify the exemption from registration that may be relied on for the sale of the securities.

4.02 Due Diligence: The Company will cooperate with the Sales Agent in such investigation of the Company as the Sales Agent may make or cause to be made of the business, operations, contracts, and obligations of the Company.

4.03 Periodic Reports: The Company will provide to the Sales Agent and any investors, for not less than 3 years following the closing date, copies of all correspondence to shareholders and copies of all press releases or news items concerning the Company.


                                    Section 5
                                 Indemnification

5.01 Indemnification by Company: The Company agrees to indemnify, defend and hold harmless the Sales Agent, its representatives and affiliates from and against any and all losses, claims, damages, liabilities, expenses, joint or several, including reasonable attorney's and accountant's fees and the costs of any of the Sales Agent personnel involved in any such matter arising out of the Company's reckless acts or breaches of law in connection with its performance under this agreement which they or any of them may incur under the Act, or any State securities law and the Rules and Regulations thereunder.

5.02 Notification to Company: The indemnified persons agree to notify the Company promptly of the commencement of any litigation or proceeding against the indemnified persons of which it may be advised, in connection with the offering and sale of the securities. The omission of the indemnified persons to so notify the Company of any such action shall relieve the Company from any liability which it may have to the indemnified persons.

5.03 Indemnification by Sales Agent: The Sales Agent agrees to indemnify and hold harmless the Company, its representatives and affiliates from and against any and all losses claims, damages, liabilities, expenses, joint or several, including reasonable attorney's and accountant's fees and the costs of any of Corgenix's personnel involved in any such matter arising out of the Sales Agent's reckless acts or breaches of law in connection with its performance under this agreement which they or any of them may incur under the Act, or any State securities law and the Rules and Regulations thereunder.

5.04 Notification to Sales Agent: The Company and indemnified persons agree to notify the Sales Agent promptly of the commencement of any litigation or proceeding against the indemnified persons of which it may be advised, in connection with the offering and sale of the securities. The omission of the indemnified persons to so notify the Company of any such action shall relieve the Company from any liability which it may have to the indemnified persons.


                                    Section 6
                                   Termination

6.01 Failure to Comply with Agreement: This Agreement may be terminated by either party hereto, by notice to the other party in the event that such party shall have failed or been unable to comply with any of the terms, conditions or provisions of this agreement required by either the Company or the Sales Agent to be performed, complied with or fulfilled by it within the respective times herein provided for, unless compliance therewith has been expressly waived by the non-defaulting party in writing.


                                    Section 7
                                     Notice

Except as otherwise expressly provided in this agreement:

7.01 Notice to Company: Whenever notice is required by the provisions of this Agreement to be given to the Company, such notice shall be in writing to the Company as provided below:

Corgenix Medical Corporation
Attn: Chief Financial Officer
12061 Tejon Street
Westminster, CO 80234

With a copy to:

Kristin Lentz, Esq
Davis, Graham & Stubbs
1550 Seventeenth St, Suite 500
Denver CO 80202

7.02 Notice to Sales Agent: Whenever notice is required by the provisions of this Agreement to be given to the Sales Agent, such notice shall be in writing to the Sales Agent as provided below:

(Placement Agent):   Bathgate McColley Capital Group LLC
attention:      5350 S Roslyn St # 380
Address:        Englewood CO 80111
           Att: Eugene McColley


                                    Section 8
                                  Miscellaneous

8.01 Governing Law: The validity, interpretation, and construction of this Agreement and of each part hereof will be governed by the laws of the State of Colorado. The parties agree that any dispute which arises between them relating to this Agreement or otherwise shall be submitted for resolution in conformity with the Securities Arbitration Rules of the American Arbitration Association. The parties agree that the location of an arbitration hearing before the arbitrators shall be in Denver, Colorado and each party shall request such location.

8.02  Counterparts:  This   agreement   may  be   executed  in  any  number  of
      ------------
counterparts, each of which will constitute an original.

Please confirm that the foregoing correctly sets forth the Agreement between you and the Company.


                Sincerely,

                Corgenix Medical Corporation


5/21/01              By:  s/ William H. Critchfield
                          -------------------------
Date:                William H. Critchfield, CFO


We hereby confirm as of the date hereof that the above letter sets forth the Agreement between the Company and us.


                Bathgate McColley Capital Group, LLC


5/21/01              By:  s/ Eugene C. McColley
Date:                Eugene C. McColley, Manager

                         Consent of Independent Auditors



The Board of Directors
Corgenix Medical Corporation


We consent to incorporation by reference in the registration statements on Form S-8 of Corgenix Medical Corporation of our report dated August 21, 2001, relating to the balance sheets of Corgenix UK Limited as of June 30, 2001 and 2000, and the related financial statements for each of the years in the two year period ended June 30, 2001, and all related schedules, which reports appears in the June 30, 2001, annual report on Form 10-KSB of Corgenix Medical Corporation.


                                 SR HOWELL & CO


Ramsey, UK
September 27, 2001

                         Consent of Independent Auditors




The Board of Directors
Corgenix Medical Corporation:

We consent to incorporation by reference in the registration statements on Form S-8 of Corgenix Medical Corporation of our report dated September 21, 2001, relating to the consolidated balance sheets of Corgenix Medical Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended which reports appears in the June 30, 2001, annual report on Form 10-KSB of Corgenix Medical Corporation.




                                    KPMG LLP


Denver, Colorado
September 27, 2001

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2001 and 2000

                  (With Independent Auditors' Report Thereon)

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                  Index to Consolidated Financial Statements


                                                                            Page



Independent Auditors' Report                                     F-1

Consolidated Balance Sheets as of June 30, 2001 and 2000         F-2

Consolidated Statements of Operations and Comprehensive
  Income for the years ended June 30, 2001 and 2000              F-3

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended June 30, 2001 and 2000                     F-4

Consolidated Statements of Cash Flows for the years ended
  June 30, 2001 and 2000                                         F-5

Notes to Consolidated Financial Statements                       F-6

                          Independent Auditors' Report


The Board of Directors
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Corgenix UK Limited, a wholly-owned subsidiary, as of and for the years ended June 30, 2001 and 2000, which statements reflect total assets constituting 14 percent and 22 percent, respectively, and total revenue constituting 13 percent and 23 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Corgenix UK Limited, are based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Denver, Colorado
September 21, 2001

                     CORGENIX MEDICAL CORPORATION
                           AND SUBSIDIARIES

                     Consolidated Balance Sheets

                        June 30, 2001 and 2000

                   Assets                         2001         2000
                                               -----------  -----------

Current assets:

  Cash and cash equivalents                  $  320,140       46,698
  Accounts receivable, less allowance for
doubtful accounts of $14,000 and $7,000

   in 2001 and 2000, respectively               585,704      610,591

  Inventories                                   556,521      551,082
  Prepaid expenses                               13,612          511
                                               -----------  -----------


       Total current assets                    1,475,977    1,208,882
                                               -----------  -----------

Equipment:

  Machinery and laboratory equipment            353,549      302,949
  Software, furniture, fixtures and office
equipment                                      1,010,631     800,055
                                               -----------  -----------


                                               1,364,180    1,103,004
  Accumulated depreciation and amortization    (551,393)    (469,772)
                                               -----------  -----------


       Net equipment                            812,787      633,232
                                               -----------  -----------

Intangible assets:
  Patents, net of accumulated amortization of $795,986 and $721,490

   in 2001 and 2000, respectively               321,558      396,054
  Goodwill, net of accumulated amortization
of $41,067 and $37,155
   in 2001 and 2000, respectively                17,589       21,501
                                               -----------  -----------


                                                339,147      417,555
                                               -----------  -----------

Due from officer                                 12,000       12,000
Other assets                                     65,179       18,718
                                               -----------  -----------


       Total assets                          $ 2,705,090    2,290,387
                                               ===========  ===========

    Liabilities and Stockholders' Equity
                 (Deficit)

Current liabilities:

  Current portion of notes payable           $  188,998      213,816
  Current portion of capital lease
obligation                                       31,186       19,667

  Accounts payable                              746,642      890,907

  Accrued payroll and related liabilities       141,528      125,163
  Accrued interest payable                       82,689       77,762

  Other liabilities                              72,642      212,220
  Employee stock purchase plan payable            2,235        2,656
                                               -----------  -----------


       Total current liabilities               1,265,920    1,542,191


Notes payable, excluding current portion        618,370      735,479
Capital lease obligation, excluding current
portion                                          49,378       56,189
                                               -----------  -----------


       Total liabilities                       1,933,668    2,333,859
                                               -----------  -----------

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
Authorized 5,000,000 shares,
   none issued or outstanding                      --           --
  Common stock, $0.001 par value.
Authorized 40,000,000 and 20,000,000
   shares in 2001 and 2000, respectively;
issued and outstanding 20,386,448
   and 17,416,562 shares in 2001 and 2000,
respectively                                     20,386       17,417

  Additional paid-in capital                   4,459,254    3,958,898
  Accumulated deficit                          (3,736,486)  (4,032,648)
  Accumulated other comprehensive income         28,267       12,861
                                               -----------  -----------


       Total stockholders' equity (deficit)     771,421     (43,472)
                                               -----------  -----------

Commitments and contingencies

       Total liabilities and stockholders'
equity (deficit)                              $ 2,705,089    2,290,387
                                               ===========  ===========

See accompanying notes to consolidated financial statements.

                     CORGENIX MEDICAL CORPORATION
                           AND SUBSIDIARIES

    Consolidated Statements of Operations and Comprehensive Income

                  Years ended June 30, 2001 and 2000

                                                  2001         2000
                                               -----------  -----------


Net sales                                    $  4,229,712   3,544,953

Cost of sales                                  1,563,092    1,472,954
                                               -----------  -----------


        Gross profit                           2,666,620    2,071,999
                                               -----------  -----------

Operating expenses:

  Selling and marketing                         805,993      673,609

  Research and development                      356,861      348,449

  General and administrative                   1,061,010     700,670
                                               -----------  -----------


                                               2,223,864    1,722,728
                                               -----------  -----------


        Operating income                        442,756      349,271
                                               -----------  -----------

Other expense -
  interest expense                             (128,906)    (148,854)
                                               -----------  -----------

                                               (128,906)    (148,854)
                                               -----------  -----------


        Income before income taxes              313,851      200,417

Income tax expense                               17,689         --
                                               -----------  -----------


        Net income                           $  296,162      200,417
                                               ===========  ===========

Net income per share basic and diluted       $     0.02         0.01
                                               ===========  ===========


Weighted average shares outstanding - basic  $ 18,298,435   17,230,707
                                               ===========  ===========

Weighted average shares outstanding -
diluted                                      $ 18,467,834   17,230,707
                                               ===========  ===========


Net income                                   $  296,162      200,417
Other comprehensive income -
  foreign currency translation gain              15,406       12,861
                                               -----------  -----------


        Total comprehensive income           $  311,568      213,278
                                               ===========  ===========
See accompanying notes to consolidated financial statements.

                                       F-5
                                 CORGENIX MEDICAL CORPORATION
                                       AND SUBSIDIARIES

                  Consolidated Statements of Stockholders' Equity (Deficit)

                              Years ended June 30, 2001 and 2000



                       Common                            Accumulated     Total
                      stock,     Additional                other   stockhlders'
                       $0.001      paid-in    Accumulated   comp.      equity
                        par        capital      deficit     income    (deficit)
                         ----------- ------------ ------------ ----------------
Balances at June 30,
1999               $   16,852    3,859,806     (4,233,065)      --     (356,407)

Issuance of common
stock for services           565       99,092          --      --         99,657
Foreign currency
translation adjustment       --           --           --     12,861      12,861
Net loss                     --           --        200,417    --        200,417
                         ----------- ------------ ------------ ----------------
Balances at June 30,
2000                       17,417    3,958,898    (4,032,648) 12,861    (43,472)
Issuance of common
stock in connection
  with    private
placement (net of
  offering costs of
$20,863)                    2,829      472,541         --       --       475,370
Issuance of common
stock for services            140       18,143         --       --        18,283
Issuance of warrants
for services                 --          6,892         --       --         6,892
Issuance of stock
options for services         --          2,780         --       --         2,780
Foreign currency
translation                  --           --           --     15,406      15,406
Net income                   --           --        296,162     --       296,162
                         ----------- ------------ ------------ ----------------
Balances at June 30,
2001                   $   20,386    4,459,254    (3,736,486)  28,267    771,421
                         =========== ============ ============ ======= =========

See accompanying notes to consolidated financial statements.

                    CORGENIX MEDICAL CORPORATION
                          AND SUBSIDIARIES

               Consolidated Statements of Cash Flows

                 Years ended June 30, 2001 and 2000



                                                  2001       2000
                                               ----------- ----------

Cash flows from operating activities:

  Net income                                  $ 296,162    200,417
  Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation and amortization             160,029    149,076

      Equity instruments issued for services     27,055     99,657
      Provision for doubtful accounts             7,000       --
      Changes in operating assets and
liabilities:
        Accounts receivable                      23,310    (94,409)
        Inventories                             (4,439)    (32,867)

        Prepaid expenses and other assets      (59,562)     23,435

        Accounts payable                       (134,265)   106,685
        Accrued payroll and related
liabilities                                      16,365     11,102
        Employee stock purchase plan payable      (421)      (328)

        Accrued interest and other liabilities (134,650)   184,454
                                               ----------- ----------

              Net cash provided by operating
activities                                      196,584    647,222
                                               ----------- ----------

Cash flows used by investing activities -
purchase of equipment                          (231,559)  (472,791)
                                               ----------- ----------

Cash flows from financing activities:

  Proceeds from issuance of common stock        496,233       --
  Proceeds from issuance of warrants                900       --

  Proceeds from issuance of notes payable          --       18,960
  Payments on notes payable                    (141,927)   (157,578)
  Payments on capital lease obligations        (24,909)    (6,899)
  Payment for costs of issuance of common
stock                                          (20,863)       --
                                               ----------- ----------

              Net  cash  provided   (used)  by
financing activities                            309,434    (145,517)
                                               ----------- ----------

              Net increase in cash and cash
equivalents                                     274,459     28,914

Impact of foreign currency translation
adjustment on cash                              (1,017)    (1,821)


Cash and cash equivalents at beginning of year   46,698     15,963
                                               ----------- ----------


Cash and cash equivalents at end of year      $ 320,140     46,698
                                               =========== ==========

Supplemental cash flow disclosures:

  Cash paid for interest                      $ 123,979    101,457
                                               =========== ==========

  Cash paid for income taxes                  $   8,000       --
                                               =========== ==========

Noncash financing activities:
  Common stock warrants issued for note
payable                                       $    --       66,040
                                               =========== ==========


  Accounts payable converted to note payable  $    --       55,000
                                               =========== ==========

Noncash investing and financing activity -

  equipment acquired under capital leases     $  29,617     71,569
                                               =========== ==========

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                             June 30, 2001 and 2000





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

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corgenix, Inc. and REAADS Bio-medical Products (UK) Limited (REAADS UK) and healthoutfitters.com, Inc. REAADS UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in US dollars.

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

    (d) Inventories
        Inventories are recorded at the lower of cost or market, using the first-in, first-out method. Components of inventories as of June 30, are as follows:

                           2001         2000
                         ----------  -----------


Raw materials         $   142,585     141,064
Work-in-process           216,345     236,078
Finished goods            201,071     173,940
                         ----------  -----------


                      $   556,521     551,082
                         ==========  ===========

    (e) Equipment and Software
        Equipment and software is recorded at cost. Depreciation, which totaled $81,621 and $70,663 for the years ended June 30, 2001 and 2000, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the assets which range from 3 to 7 years. In the year ended June 30, 2001, the Company established an e-commerce site for selling medical and health products directly to consumers. The internal and external costs of developing the software, other than initial design, were capitalized and will be amortized on the straight-line method over three years starting in fiscal year 2002.

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

    (k) Stock-Based Compensation
        The  Company  accounts  for its  stock  plans  in  accordance  with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

(l)   Earnings Per Share
        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. In fiscal year 2000, stock options are anti-dilutive due to the exercise price exceeding market price.

                                                 2001         2000
                                              -----------  -----------


        Net income                          $   296,162      200,417
                                              -----------  -----------

        Common and common equivalent shares outstanding:
           Historical common shares
            outstanding at beginning of
            year                              17,416,562   16,852,116
           Weighted average common
            equivalent shares issued
            during year                         881,873      378,591
                                              -----------  -----------

                Weighted average common
            shares - basic                    18,298,435   17,230,707

           Weighted average common
            equivalent shares issued
            during the year                     169,399           --
                                              -----------  -----------

                Weighted average common
         shares - diluted                     18,467,834   17,230,707
                                              ===========  ===========

         Net income per share - basic and
            diluted                         $     .02          .01
                                              ===========  ===========

        Options to purchase common stock and warrants totaling 699,050 and 119,397 shares, respectively, are not included as their effect is anti-dilutive.

    (m) The Company has recorded contingent stock purchase warrants in accordance with Emerging Issues Task Force Bulletin 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At the grant date, the minimum number of warrants which may eventually be issued are recorded at their fair value, which is adjusted in subsequent periods for revisions of the minimum number of warrants to be issued and the then current fair value of the warrants.

    (n) Reclassifications
        Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

(2) Notes Payable
    Notes payable consist of the following at June 30, 2001 and 2000:

                                               2000         2000
                                             ----------   ----------

    Note payable to a bank, with interest
      at prime plus 2.75% (9.50% at June 30,
      2001), due in monthly installments of principal and
      interest of $14,415 through January
      2007, collateralized by commercial
      security agreements and a key man
      life insurance policy                $  718,750      818,274

    Notes payable to former preferred
      stockholders, with interest at 12%,
      due on demand                            80,618      104,061

    Note payable, with interest at prime
      plus 3%, due on demand                    8,000        8,000

    Notes payable to former consultants,
      with interest at 10.25%                      --       18,960
                                             ----------   ----------

                                              807,368      949,295

    Less current portion                     (188,998)    (213,816)
                                             ----------   ----------

               Notes payable, excluding
     current portion                       $   618,370     735,479
                                             ==========   ==========

    Certain of the notes payable restrict the payment of dividends on the Company's common stock. Aggregate maturities of notes payable by year as of June 30, 2001, are as follows:

Years ending June 30:
  2002                        $  188,998
  2003                           110,975
  2004                           121,989
  2005                           134,096
  2006                           147,404
  Thereafter                     103,906
                                -----------

                              $  807,368
                                ===========

    The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

(3) Stock Compensation and Stock Purchase Plan
    Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The plan is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the beginning (grant date) and end (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 500,000 common shares were registered under an S-8 filing, a portion of which are available for purchase under the plan. There were 123,078 and 95,251 shares issued under the plan during fiscal years 2001 and 2000, respectively. Compensation expense is recognized for the fair value of the employee's purchase rights. The weighted-average fair value of those purchase rights granted in fiscal year 2001 and 2000 was $.25 and $.178 per share, respectively.

    Effective January 1, 1999, the Company adopted a Stock Compensation Plan to provide executive officers an opportunity to purchase shares of its common stock as a bonus or in lieu of cash compensation for services rendered. Each quarter, the officers may purchase shares of stock at the lesser of 85% of the fair value of shares on the beginning (grant date) and end (exercise date) of each quarter. The Stock Compensation Plan expired on December 31, 2000. A total of 500,000 common shares were registered under an S-8 filing, a portion of which were available for purchase under the plan. There were 50,000 shares issued under the plan during fiscal 2000. Compensation expense was recognized for the fair value of the executive officers' purchase rights. The weighted-average fair value of those purchase rights granted in fiscal year 2000 was $0.188 per share.

    In March 2000 the Company reserved 1,000,000 shares of its common stock for an incentive stock option plan (Plan) for employees, directors and consultants. Options are granted at the discretion of the board of directors with an exercise price equal to or greater than fair value at the grant date.

    Detail of options follows:
                                                            Weighted
                                             Range of       average
                                Number of    exercise      exercise
                                shares        prices         price
                              ------------  ------------   -----------
                              ------------  ------------   -----------

    Balance at June 30,             --          --              --
    1999
    Granted                    119,397    $   0.136 -1.00     0.314

    Exercised                       --          --              --
    Canceled                        --          --              --
                              ------------

    Balance at June 30,        119,397        0.136 - 1.00    0.314
    2000

    Granted                    705,000        0.001 - 1.00   0.1521

    Exercised                       --          --              --
    Canceled                    (1,600)        0.656          0.656
                              ------------


    Balance at June 30,        822,797        0.001 -1.00     0.170
    2001
                              ============

    The following table summarizes information about stock options issued to employees and directors that are outstanding at June 30, 2001:

                 Options outstanding                   Options
                                                     exercisable
       -----------------------------------------  -------------------
       Range                Weighted
                             average     Weighted           Weighted
       of                    remaining   average             average
       exercise    Number   contractual exercise Numbr      exercise
        price     outstanding  life       price   exercisable price
       ---------  ---------  ---------   -------  ---------  --------
       ---------  ---------  ---------   -------  ---------  --------

     $   0.001     20,000      6.7       0.001     20,000    0.001
     0.125 -0.275 778,747      6.6       0.164    120,747    0.200

     0.656 -1.000  24,050      5.9       0.785      5,000    0.656
                  ---------  ---------   -------  ---------  --------
                  ---------  ---------   -------  ---------  --------
                  822,797      6.5       0.170    145,747    0.189
                  =========  =========   =======  =========  ========

    Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated as follows:
                                                2001        2000
                                             -----------  ---------
                                             -----------  ---------

  Net income as reported                  $   296,162     200,417
  Net income pro forma                        189,562     185,417

  Net income per share as reported              0.02        0.01
  Net income per share pro forma                0.01        0.01

    Fair value was determined using the Black Scholes option - pricing model with the following assumptions: no expected dividends, volatility of 275%, risk-free interest rate of 5.1% and expected lives of seven years.

(4) Commitments and Contingencies
    (a) Leases
        The Company is obligated under various noncancelable operating and capital leases primarily for its operating facility and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Future minimum lease payments under noncancelable leases with initial or remaining terms in excess of one year as of June 30, 2001, are as follows:

                                                Capital     Operating
                                                leases       leases
                                               ----------   ----------

        Years ending June 30:
          2002                               $   43,834      135,061
          2003                                   40,421      137,448
          2004                                   10,084      137,220
          2005                                   10,084      140,824
          2006                                       --      146,457
          Thereafter                                 --       24,567
                                               ----------   ----------

              Total future minimum lease        104,423      721,577
        payments

        Less amount representing interest        23,859
                                               ----------

              Present value of minimum           80,564
        lease payments

        Less current portion                     31,186
                                               ----------

                                             $   49,378
                                               ==========

        Rent expense totaled $123,000 and $100,000 for the years ended June 30, 2001 and 2000, respectively.

    (b) Employment Agreements
        The Company has employment agreements with certain key employees, certain of whom are also stockholders. In addition to salary and benefit provisions, these agreements include defined commitments should the employees terminate their employment with or without cause.
(c)

    Warrants
        The Company sold in April 2001, for $900, warrants to purchase 900,000 shares of, its common stock at $0.25 per share. Warrants to purchase 225,000 shares vest ratably over one year. The remaining warrants vest only if defined future events occur. The Company is recognizing expense based on the fair value of the warrants ratably over the vesting period for the time based warrants. Fair value was determined using the Black Scholes option-pricing model with the following assumptions: no expected dividends, volatility of 275%, risk-free interest rate of 4.4% and expected life of three years. The remaining warrants will be valued when the number of warrants becomes known.

(5) Income Taxes
    Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

                                                 2001         2000
                                              -----------  -----------

    Computed expected tax expense            $ 106,709       68,000
     Reduction (increase) in income taxes
     resulting from:
       Permanent differences                   (40,000)     (35,000)
       Impact of foreign loss not
        deductible in the United States         40,000       45,000
       Change in valuation allowance           (89,020)     (85,900)
                                              -----------  -----------
                                              -----------  -----------

                                             $  17,689           --
                                              ===========  ===========

    At June 30, 2001, the Company has a net operating loss carryforward for income tax purposes of approximately $2,750,000 expiring during the period from 2006 to 2019. Research and experimentation tax credit carryforwards approximate $225,000. The future utilization of the operating loss carryforwards or the time period in which the carryforwards may be utilized could be limited if certain historical stockholders of REAADS sell their shares within two years of the purchase of Gray Wolf. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

    As of June 30, 2001, the Company had a gross deferred tax asset of approximately $1,050,000 relating primarily to the Company's net operating losses and research and experimentation credit carryforwards. A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(6) Related Party Transactions
    The Company has entered into product development, manufacturing and distribution agreements with Chugai, which provide certain rights for Chugai to distribute the Company's products in Japan. Amounts due from an officer are due upon demand, and do not bear interest.

(7) Concentration of Credit Risk
    The Company's customers are principally located in the United States, although there are significant foreign customers. The Company has a distribution agreement with Cambridge Life Sciences plc to distribute the Company's products in Europe. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables.

    Chugai is the Company's largest customer, representing approximately 12% and 17% of sales in the years ended June 30, 2001 and 2000, respectively, and approximately 10% and 9% of accounts receivable at June 30, 2001 and 2000, respectively.

(8) Reportable Segments
    The Company has two segments of business, domestic and international operations. International operations primarily transacts sales with customers in the United Kingdom and Europe, while domestic operations transact all other sales. The following table sets forth selected financial data for these segments for the years ended June 30, 2001 and 2000.

                                       Year ended June 30, 2001
                                   ----------------------------------
                                   Domestic    International Total
                                   ----------  ----------   ---------

    Net sales - external         $ 3,698,712    997,743     4,696,455
    customers
    Net sales - internal                                    (466,743)
    customers                      (466,743)         --
                                   ----------
                                   ----------  ----------   ---------

          Total net sales        $ 3,231,969    997,743     4,229,712
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Depreciation and
    amortization                 $  158,893       1,136      160,029
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Interest expense             $  108,585      20,321      128,906
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Net income (loss)            $  411,115    (114,953)     296,162
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Segment assets               $ 2,322,239    382,851     2,705,090
                                   ==========  ==========   =========

                                       Year ended June 30, 2000
                                   ----------------------------------
                                   Domestic    International Total
                                   ----------  ----------   ---------

    Net sales - external
    customers                    $ 3,101,872    799,758    3,901,630
    Net sales - internal                                    (356,677)
    customers                      (356,677)         --
                                   ----------  ----------   ---------
                                   ----------  ----------   ---------

          Total net sales        $ 2,745,195    799,758     3,544,953
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Depreciation and
    amortization                 $  146,180       2,896      149,076
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Interest expense             $  148,854          --      148,854
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Net income (loss)            $  333,861    (133,444)     200,417
                                   ==========  ==========   =========
                                   ==========  ==========   =========

    Segment assets               $ 2,139,779    150,608     2,290,387
                                   ==========  ==========   =========

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of October 2000.

                                          CORGENIX MEDICAL CORPORATION



                                          By:  /s/  Luis R. Lopez, M.D.
                                               ------------------------
                                          Luis R. Lopez, M.D.
                                          Chairman and Chief Executive Officer


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                     Title                        Date



/s/ Luis R. Lopez, M.D.   Chairman of the Board, Chief     September 28, 2001
-----------------------  Executive Officer and Director
Luis R. Lopez, M.D.      (principal executive officer)



/s/ Douglass T. Simpson   President and Director           September 28, 2001
-----------------------
Douglass T. Simpson

/s/ William H. Critchfield Vice President and Chf Fin.     September 28, 2001
-------------------------- and Accounting Officer
William H. Critchfield


/s/ Jack W. Payne         Director                       September 2, 2001
---------------------
Jack W. Payne