Form 10-Q
period 2001-09-30
CORGENIX MEDICAL CORP/CO
filed 2001-11-14
CIK 1063665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

The number of shares of Common Stock outstanding was 21,525,615 as of November 13, 2001.

Transitional Small Business Disclosure Format.     Yes _   No X
                                                              -

                          CORGENIX MEDICAL CORPORATION


                               September 30, 2001





                                TABLE OF CONTENTS


                                                                         Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                         3


      Item 2.   Management's  Discussion  and Analysis of  Financial  Condition
                and Results of Operations                                 9




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                        17


      Item 2.   Changes in Securities and Use of Proceeds                17


      Item 3.   Defaults Upon Senior Securities                          17


      Item 4.   Submission of Matters to a Vote of Security Holders      17


      Item 5.   Other Information                                        17


      Item 6.   Exhibits and Reports on Form 8-K                         17

                                     PART I
                   Item 1. Consolidated Financial Statements

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                         September 30,  2001       June 30, 2001
                                             (Unaudited)
                Assets

Current assets:
  Cash and cash equivalents                  $353,098                  320,140
  Accounts receivable, less allowance for
   doubtful accounts of  $14,000              614,652                  585,704
  Inventories                                 622,497                  556,521
  Prepaid expenses                             33,317                   13,612
                  Total current assets      1,623,564                1,475,977
Equipment:
  Machinery and laboratory equipment          353,549                  353,549
  Software, furniture, fixtures
  and office equipment                      1,012,696                1,010,631
                                          -----------                ---------
                                            1,366,245                1,364,180

  Accumulated depreciation and
  amortization                               (621,807)                (551,393)
                                             ---------
                  Net equipment               744,438                  812,787

Intangible assets:
  Patents, net of accumulated
       amortization of $814,610  and
       $795,986, respectively                 302,934                  321,558
  Goodwill, net of accumulated
       amortization of  $42,045  and
       $41,067, respectively                   16,611                   17,589
                                               ------                   ------
                   Net intangible assets      319,545                  339,147
                                              -------                 --------
  Due from officer                             12,000                   12,000
  Other assets                                 61,072                   65,179
                                               ------                 --------
        Total assets
                                           $2,760,619                2,705,090
                                       ===============          ===============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Current portion of  notes payable       $   184,677                 188,998
  Current portion of capital lease
  obligation                                   42,707                  31,186
  Accounts payable                            527,647                 746,642
  Accrued payroll and related liabilities     121,298                 141,528
  Accrued interest payable                     91,093                  82,689
  Other liabilities                           103,775                  72,642

   Employee stock purchase plan payable         2,651                   2,235
                                              --------                 ------
                 Total current liabilities  1,073,848               1,265,920

Notes payable, excluding current portion      591,611                 618,370
Capital lease obligation, excluding
 current portion                               65,790                  49,379
                                               ------                 -------

                  Total liabilities         1,731,249               1,933,669

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
  Authorized 5,000,000 shares, none
  issued or outstanding                         -                        -
  Common stock, $0.001 par value.
  Authorized 40,000,000 shares; issued and
  outstanding 21,406,230 and 20,386,448
  on September 30 and June 30, respectively    21,406                  20,386
Additional paid-in capital                  4,628,761               4,459,254
Accumulated deficit                        (3,637,993)             (3,736,486)
Accumulated other comprehensive income         17,196                  28,267
                                               ------                ---------


      Total stockholders' equity            1,029,370                 771,421
                                            ---------                 --------
Total liabilities and stockholders'
 equity                                     $2,760,619               2,705,090
                                           ===========              ===========


See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                  Three Months Ended

                           September 30,     September 30,
                                2001
                                                2000
                            -------------------------------
                           (Unaudited)       (Unaudited)



Net sales                $  1,151,062           908,731

Cost of sales                 316,669           338,330

                            -------------------------------

          Gross profit   $    834,393           570,401


Operating expenses:
  Selling and marketing       235,240           187,234

  Research and development    138,721            88,677

  General and
administrative                327,087           162,738
                            -------------------------------
  Total expenses              701,048           438,649


          Operating income $  133,345           131,752


Interest expense, net          34,852            29,014

                            -------------------------------

          Net income     $     98,493           102,738
                            -------------    ------------


 Net income per share,
basic                    $       0.01              0.01

 Net income per share,
diluted                  $       0.01              0.01

Weighted average shares
   outstanding,  basic      20,967,881       17,423,538

Weighted average shares
   outstanding, diluted     21,287,303       17,425,114
                            ==========       ==========

          Net income            98,493          102,738


 Other comprehensive
 income (loss)- foreign
 currency translation
 gain (loss)                   (11,071)           4,930
                            -----------         --------
 Total comprehensive income     87,422          107,668
                            ============       =========

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                     Three Months
                                                      Ended
                                               September 30,    September 30,
                                                   2001              2000
                                               -------------------------------
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                    $  98,493          102,738

  Adjustments to reconcile net income
 to net cash provided by operating
 activities:
    Depreciation and amortization                  90,016           35,173
    Equity instruments issued
    for services                                   10,619            1,770
    Changes in operating assets and liabilities:
        Accounts receivable                       (28,948)          68,117
        Inventories                               (65,976)          19,371
        Prepaid expenses and other assets         (15,598)        (509,463)
        Accounts payable                         (218,995)         (29,233)
        Accrued payroll and related liabilities   (20,230)          10,578
        Employee stock purchase plan payable          416            2,027
        Accrued interest and
        other liabilities                          39,537         (142,548)
                                               -----------------------------

           Net cash used by operating
           activities                            (110,666)        (441,470)
                                               -----------------------------

Cash flows used by investing activities:
   Purchase of equipment                           (2,065)         436,758
                                               -----------------------------
             Net cash provided
            (used) by investing activities          (2065)         436,758
                                               -----------------------------


Cash flows from financing activities:
  Proceeds from issuance of common stock           175,615           -
  Proceeds from issuance of notes payable            1,334           -
  Additions to capital lease obligations            40,000           -
  Payments on notes payable                        (32,414)       (30,038)
  Payments on capital lease obligations            (12,068)        (5,347)
  Payments for costs of issuance of
  common stock                                     (15,707)          -
                                               -----------------------------

             Net cash provided (used)
             by financing activities                156,760      (35,385)
                                               -----------------------------

             Net increase (decrease) in
             cash and cash equivalents               44,029      (40,097)


Impact of foreign currency translation
adjustment on cash                                  (11,071)       4,930

Cash and cash equivalents at beginning
of  period                                          320,140       46,698

                                               ----------------------------
Cash and cash equivalents at end of
period                                         $    353,098       11,531
                                               ============================

Supplemental cash flow disclosures:
   Cash paid for interest                      $     19,858       29,014
Noncash investing and financing
activity--
   Equipment acquired under capital leases     $       -          27,858
                                               ----------------------------

See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Corgenix Medical Corporation (Corgenix or the Company) develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. We market our products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors, and private label
(OEM) agreements. Our headquarter offices and manufacturing facility are located in Westminster, Colorado.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corgenix, Inc., Corgenix UK Limited (Corgenix
UK) and health-outfitters.com, Inc. Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in US dollars

      The accompanying consolidated financial statements have been prepared without audit and in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 2001 and June 30, 2001 and the results of operations for each of the three month periods ended September 30, 2001 and 2000, and the cash flows for each of the three month periods then ended. The operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001.


2.    SOFTWARE

           In the year ended June 30, 2000 we began development of a web site for selling healthcare and fitness products directly to consumers. The internal and external costs of developing and enhancing the software, other than initial design and other costs incurred during the preliminary project stage, were capitalized through the fourth fiscal quarter of the fiscal year ended June 30, 2001. To date, all products and enhancements thereto have utilized proven technology. Such capitalized amounts are amortized on the straight-line method over the estimated economic life, estimated to be three years beginning July 1, 2001. Although it is possible that management's estimate for the future net realizable value could change in the near future, management is not currently aware of any events that would result in a change to its estimate which would be material to our financial position or our results of operations.


3.    EARNINGS PER SHARE

      Basic and diluted net income per share is presented based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic income per share and diluted income per share is due to the effect of outstanding warrants and stock options. For the three months ended September 30, 2001 and 2000, the dilutive effect of outstanding warrants and stock options would have been 319,422 and 1,576, respectively.

      The components of basic and diluted income (loss) per share are as follows:

                                           3 months             3 months
                                             ended               ended
                                      September 30, 2001  September   30, 2000


Numerator:
  Net  income  available  to  common
  stockholders                            $ 98,493                102,738
                                        ==============       =============

Denominator:
  Historical common shares outstanding  20,386,448             17,416,562
  Weighted  average number of common
  equivalent  shares  issued during
  the period                               581,433                  6,976
                                       ---------------      --------------

  Denominator  for basic  income per
  share - weighted average shares       20,967,881             17,423,538
  Incremental      common     shares
 attributable  to shares  issuable
 under  equity   incentive   plans
 (Treasury Stock Method)                   319,422                  1,576
  Denominator    for   diluted   net
  income   per  share  -   weighted
  average shares                        21,287,303             17,425,114
Basic income per share
                                        $     0.01                   0.01
Diluted earnings (loss) per share
                                        $     0.01                   0.01
                                       ==============        ==============




4.    INCOME TAXES

      The Company recognized net income in the three months ended September 30, 2001. Although the Company recognized net income in the years ended June 30, 2001 and 2000, it historically has incurred losses, and accordingly no net income tax benefit has been recognized. The Company will continue to assess when it is appropriate to reverse some or all of the valuation allowance for deferred income taxes based on projecting net income in the future or tax planning strategies.


5.    SEGMENT INFORMATION
    The Company has two segments of business: the Domestic segment, which includes revenues generated by sales to customers in the United States, Canada, Mexico and Japan, and includes all expenses in the Denver, Colorado headquarters including corporate expenses; and the International segment, which includes sales to customers worldwide except for those covered in the North America and Japan segment, and includes all expenses of the Corgenix subsidiary in the UK. The Company's other subsidiary, health-outfitters.com, Inc. had insignificant revenue for the three months ended September 30, 2001 and no revenue for the three months ended September 30, 2000. The expenses for health-outfitters.com, Inc., are included in the Domestic segment. The following table sets forth selected financial data for these segments for the three month periods ended September 30, 2001 and 2000.



















                        Three Months Ended September 30
                     Domestic          International           Total

Revenues    2001  $  841,446             309,616            1,151,062

            2000  $  688,245             220,486              908,731

                  ----------------------------------------------------
                  ----------------------------------------------------

Gross Profit
             2001 $  609,296             225,097              834,393
             2000 $  496,561              73,840              570,401

                  ----------------------------------------------------
                  ----------------------------------------------------

Net income
(loss)       2001 $ (71,610)             170,103               98,493
             2000 $  63,968               38,770              102,738

                  ----------------------------------------------------
                  ----------------------------------------------------

Depreciation
and Amortization
             2001 $  90,016                 0                  90,016
             2000 $  65,173                 0                  65,173

                  ----------------------------------------------------
                  ----------------------------------------------------

Interest
expense      2001  $ 28,262               6,590                34,852
             2000  $ 24,989               4,025                29,014

                  ----------------------------------------------------
                  ----------------------------------------------------

Long-lived
assets      2001   $1,005,342             8,981             1,014,323
            2000   $1,105,586            11,145             1,116,731
                  ----------------------------------------------------

                                     Item 2.

                          CORGENIX MEDICAL CORPORATION
                    Management's Discussion and Analysis Of
                 Financial Condition and Results of Operations


      The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.


           General

      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 142 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

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

      Although we have experienced growth in revenues every year except for 1997, there can be no assurance that, in the future, we will sustain revenue growth or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including:
(i) whether and when new products are successfully developed and introduced,
(ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, (vii) changes in the mix of products that we sell, and
(viii) the acceptance by consumers of e-commerce in the sale of health products.

          Results of Operations


      Three Months Ended September 30, 2001 compared to 2000

      Net sales. Net sales for the three months ended September 30, 2001 were $1,151,062, a 26.7% increase from $908,731 in 2000 due to continued expansion of our worldwide distribution network, overall product mix, and the revenue contribution of new products. Product sales increased in all categories. Domestic sales increased 22.1%; sales to international distributors increased 40.4%; and sales to OEM partners increased 105.3%, primarily due to ordering patterns and to sales to new OEM partners. Included in the above increase in Domestic sales was an increase of 101.1% in the sales of Hyaluronic Acid to Chugai for distribution in Japan. Chugai is the Company's largest customer, representing approximately 17% and 10% of sales in the quarter ended September 30, 2001 and 2000, respectively. The majority of the Company's sales increase for the current fiscal quarter was due to higher unit volume (which increased in excess of 19%), as opposed to increases in average price per unit sold (which increased 14.6%). Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2002. Sales of products by health-outfitters.com were not significant in the first fiscal quarter and, since we envision a slow-growth scenario, are not expected to be significant in fiscal year 2002.

      Cost of sales. Cost of sales was consistent in the first quarter to last year's first quarter due to increased sales of newer, higher margin products.

      Selling and marketing. Selling and marketing expenses increased 25.6 % to $235,240 for the three months ended September 30, 2001 from $187,234 in 2000 due to increases in advertising and labor-related expense.

      Research and development. Research and development expenses, for the three months ended September 30, 2001, increased 56.5% to $138,721 from $88,677 in 2000. Most of this increase came as a result of increased labor-related costs and purchases and development costs of new products, most notably a joint proof of principle development project. In addition, the Company had greater research and development costs associated with the end of a product development cycle with respect to the anti-prothrombin product introduction.

      General and administrative. General and administrative expenses, for the three months ended September 30, 2001, increased 101% to $327,087 from $162,738 in 2000, due to the amortization of software development costs, the expense of health outfitters.com web site and to increases in payroll-related costs in addition to outside services expense such as legal, accounting and consulting expenses.

      Interest expense. Interest expense increased 20.1% to $34,852 in 2001 from $29,014 in 2000 due primarily to an increase in capital lease obligations.

      Liquidity and Capital Resources

      Cash used by operating activities was $116,867 for the current fiscal quarter compared to $441,470 during the prior fiscal year's comparable quarter. The useage for the latest quarter was primarily attributable to the Company's investment in working capital resulting in an increase in accounts receivable, inventory and prepaid expenses, along with a substantial reduction in accounts payable. The Company expects this trend to continue as its revenues increase. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $2,065 for the current fiscal quarter . The useage in the current quarter was mainly attributable to the addition of laboratory and computer equipment required by the Company.

      Net cash provided by financing activities amounted to $156,760 for the current fiscal quarter. This increase in cash provided was primarily due to the private sale of the Company's common stock, referred to above, amounting to a net amount realized of $159,908.

      Historically, we have financed our operations primarily through sales of common and preferred stock. In fiscal 2001, we raised $496,316 before offering expenses through a private sale of common stock.

      We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. As of September 30, 2001, our accounts payable decreased 29.3% to $527,647 from $746,642 as of June 30, 2001 due to a concerted effort on our part to bring the accounts payable more current. Although sales increased 26.7% for the current fiscal quarter compared to the same quarter in the prior year, accounts receivable only increased 4.9% to $614,652 as of September 30, 2001 from $585,704 as of June 30, 2001, primarily because of more timely payment by our customers.

      Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of common stock mentioned above, and long-term debt financing, of which $695,538 remained outstanding as of September 30, 2001. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2002 to develop the markets and obtain the regulatory approvals for the HA products, and to pursue all of our strategic objectives. We believe that our current availability of cash and working capital are adequate to meet our ongoing needs for at least the next twelve months.

      On June 30, 2001, the Financial Accounting Standards Board ("FASB or "the Board") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that the impact of these Statements on the Company's consolidated financial statements is expected to be immaterial.

      The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending September 30, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

      On October 3, 2001, the Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company does not expect the impact of adopting SFAS Nos. 144 to be significant.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $3,637,993, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both the diagnostic business and the consumer products business, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, our selling and marketing activities or our plans to develop the Consumer Products Business, any of which could have a material adverse effect on the future of the business.

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

      Limited Manufacturing Experience with Certain Products

      Although we have manufactured over twelve million diagnostic tests based on our proprietary applications of ELISA (enzyme linked immuno-absorbent assay) technology, certain of our diagnostic products in consideration for future development, incorporate technologies with which we have little manufacturing experience. Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product's commercialization. There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

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


Item 2.    Changes in Securities and Use of Proceeds


                From July 1, 2001 through September 30, 2001, we sold a total of 1,001,000 shares of Common Stock at $.17544 per share for a total of $175,615 to 11 accredited investors. The sales were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section +4 (2) of the Securities Act. The shares were not registered under federal or state securities laws, and, therefore, will be "restricted securities" as such term is defined in Rule 144 promulgated under the Securities Act. The Company intends to use the proceeds of the private placement to assist in the market and regulatory development of the Company's HA diagnostic test, acquire capital equipment, reduce short-term debt, accelerate research and development of new products and for general working capital.



Item 3.    Defaults Upon Senior Securities


      None


Item 4.    Submission of Matters to a Vote of Security Holders


The Registrant's annual meeting of stockholders will be held on December 11, 2001. No matters were submitted to a vote of the Company's security holders during the period covered by this report.

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

10.2 Amendment to the Manufacturing Agreement dated as of January 17, 1995 between Chugai Pharmaceutical Co., Ltd. and REAADS Medical Products, Inc. (filed as Exhibit 10.2 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.3 Amendment to Agreement dated November 17, 1997 between Chugai Diagnostic Science, Co., Ltd. and REAADS Medical Products, Inc. (filed as Exhibit 10.3 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.4 License Agreement dated June 30, 2001 between Chugai Diagnostic Science Co., Ltd. and Corgenix Medical Corporation.

10.9 Office Lease dated May 5, 2001 between Crossroads West LLC/Decook Metrotech LLC and Corgenix, Inc.
10.10 Guarantee dated November 1, 1997 between William George Fleming, Douglass Simpson and Geoffrey Vernon Callen (filed as Exhibit 10.10 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.11    Employment Agreement dated April 1, 2001 between Luis R.
         Lopez and the Company.

10.12    Employment Agreement dated April 1, 2001 between Douglass
         T. Simpson and the Company.
10.13    Employment Agreement dated April 1, 2001 between Ann L.
         Steinbarger and the Company.
10.14    Employment Agreement dated April 1, 2001 between Taryn G.
         Reynolds and the Company.
10.15 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company.
10.16    Consulting Contract dated May 22, 1998 between Wm. George
         Fleming, Bond Bio-Tech, Ltd. and the Company (filed as
         Exhibit 10.16 to the Company's Registration Statement on
         Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.17    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.19 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed as Exhibit 10.19 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.27 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds.
10.30 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed as Exhibit 10.30 to the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.31 Consulting Agreement dated April 10,2001 between Bathgate McColley Capital Group, LLC and the Company.
10.32 Warrant Agreement dated April 10, 2001 between Bathgate McColley Capital Group, LLC and the Company.
10.33 Sales Agent Agreement dated May 7, 2001 between Bathgate McColley Capital Group, LLC and the Company.
21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).

----------------------------------------
      (b)  Reports on Form 8-K.

           None

                                     SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



November 14, 2001                   By: /s/ Luis R. Lopez
                                       -------------------
                                        Luis R.Lopez, M.D.
                                        Chairman and Chief Executive Officer