Form 10QSB
period 2001-12-31
CORGENIX MEDICAL CORP/CO
filed 2002-02-12
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE   SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

      _    TRANSITION  REPORT  UNDER  SECTION  13  OR  15d  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934
                        For the transition period from to
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


The number of shares of Common Stock outstanding was 4,327,899 as of January 15, 2002.


Transitional Small Business Disclosure Format.     Yes _     No X_

                          CORGENIX MEDICAL CORPORATION


                                December 31, 2001





                                TABLE OF CONTENTS


                                                                         Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                          3


      Item 2.   Management's  Discussion  and Analysis of  Financial  Condition
                and Results of Operations                                  9




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                         18


      Item 2.   Changes in Securities and Use of Proceeds                 18


      Item 3.   Defaults Upon Senior Securities                           18


      Item 4.   Submission of Matters to a Vote of Security Holders       18


      Item 5.   Other Information                                         19


      Item 6.   Exhibits and Reports on Form 8-K                          19

                                     PART I
                   Item 1. Consolidated Financial Statements

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                        December 31,  2001      June 30, 2001
                                          (Unaudited)
                Assets

Current assets:
  Cash and cash equivalents                $199,719                 320,140
  Accounts receivable, less allowance for
   doubtful accounts of  $14,000            641,641                 585,704
  Inventories                               639,381                 556,521
  Prepaid expenses                           31,343                  13,612
                                           --------                 -------
                  Total current assets    1,512,084               1,475,977
Equipment:
  Machinery and laboratory equipment        507,147                 353,549
  Software, furniture, fixtures and
  office equipment                        1,071,940               1,010,631
                                          ---------               ---------
                                          1,579,087               1,364,180

  Accumulated depreciation and
amortization                               (692,017)               (551,393)
                                          ---------               ----------
                  Net equipment             887,070                 812,787
                                        -----------               ----------


Intangible assets:
  Patents, net of accumulated
       amortization of $833,234
       and $795,986, respectively           284,310                 321,558
  Goodwill, net of accumulated
       amortization of  $43,023
       and $41,067, respectively             15,633                  17,589
                                        -----------                ---------
                   Net intangible assets    299,943                 339,147
  Due from officer                           12,000                  12,000
  Other assets                               18,681                  65,179
                                        -----------                ---------
                   Total assets        $  2,729,778               2,705,090

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of  notes payable    $    346,046                  188,998
  Current portion of capital lease
  obligation                                 82,201                   31,186
  Accounts payable                          296,606                  746,642
  Accrued payroll and related liabilities   115,183                  141,528
  Accrued interest payable                   85,520                   82,689
  Other liabilities                          66,268                   72,642

   Employee stock purchase plan payable       3,912                    2,235
                                         -----------                ---------
                 Total current liabilities  995,736                1,265,920

Notes payable, excluding current portion    564,211                  618,370
Capital lease obligation, excluding
 current portion                            145,560                   49,379
                                         -----------                ---------

                  Total liabilities       1,705,507                1,933,669

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
  Authorized 5,000,000 shares, none
  issued or outstanding                       -                          -
  Common stock, $0.001 par value.
  Authorized 40,000,000 shares; issued and
  outstanding 4,305,123 and 4,077,290 on
  December 31 and June 30, respectively **   21,525                   20,386
Additional paid-in capital                4,650,289                4,459,254
Accumulated deficit                      (3,670,648)              (3,736,486)
Accumulated other comprehensive income       23,105                   28,267
                                         -----------               ----------
      Total stockholders' equity          1,024,271                  771,421

Total Liabilities and stockholders'
 equity                                 $ 2,729,778                2,705,090
                                         ===========              ===========
** As adjusted for reverse split-(note 3) See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Operations and Comprehensive Income

-------------------------------------------------------------------------------

                            Three Months Ended           Six Months Ended
                        December 31,  December 31,   December 31,  December 31,
                           2001          2000             2001         2000
                        -------------------------------------------------------
                                (Unaudited)                  (Unaudited)



Net sales                   $ 1,126,790  1,042,563      2,277,852    1,951,294
Cost of sales                   444,073    359,846        760,742      698,176

                            ---------------------------------------------------

          Gross profit      $   682,717    682,717      1,517,110    1,253,118


Operating expenses:
  Selling and marketing          222,518   160,228        457,758      347,462

  Research and development       136,772    89,219        275,493      177,896

  General and
  administrative                 318,802   221,726        645,889      384,464
                            ---------------------------------------------------
  Total expenses                 678,092   471,173      1,379,140      909,822


          Operating income  $      4,625   211,544        137,970      343,296


Interest expense, net             37,280    40,141         72,132       69,425

                            ---------------------------------------------------

          Net income (loss) $    (32,655)  171,133         65,838      273,871


 Net income (loss)  per
 share, basic               $       (.01)     0.05            .020         .08


 Net income (loss)  per
 share, diluted             $       (.01)     0.05            .020         .08


Weighted average shares
   outstanding,  basic          4,291,265  3,486,648      4,242,421  3,485,678
   (note 3)

Weighted average shares
   outstanding, diluted         4,291,265  3,487,561      4,292,417  3,487,450
                                =========  =========      =========  =========
   (note 3)

     Net income (loss)      $     (32,655)  171,133          65,838    273,871


 Total comprehensive        $     (26,746)  167,241          60,676    274,909
  income (loss)                  =========  =======        =========   =======

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                   Six Months Ended
                                               December 31,    December 31,
                                                   2001            2000
                                                 ---------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                   $  65,838         273,871

  Adjustments to reconcile net income
 to net cash provided by operating
 activities:
          Depreciation and amortization          179,828          70,348
          Equity instruments issued
          for services                            21,778             -

        Changes in operating assets and liabilities:
                  Accounts receivable            (55,937)       (104,290)
                  Inventories                    (82,860)         17,157
                  Prepaid expenses and
                  other assets                    28,767         (12,624)
                 Accounts payable               (449,506)        112,226
                 Accrued payroll and
                 related liabilities             (21,087)         15,529
                 Employee stock
                 purchase plan payable             1,677           4,167
                 Accrued interest and
                 other liabilities                (9,331)       (144,513)
                                               --------------------------

                    Net cash provided (used)
                    by operating activities     (320,833)        231,873

                                               --------------------------

Cash flows used by investing activities:
   Purchase of equipment

                    Net cash provided (used)     (33,374)       (180,772)
                    by investing activities      (33,374)       (180,772)
                                                ----------      ---------


Cash flows from financing activities:
  Proceeds from issuance of common stock         193,159           4,594
  Proceeds from issuance of notes payable        191,445             -
  Payments on notes payable                      (88,557)        (53,105)
  Payments  on capital lease obligations         (34,336)         11,408
  Payments for costs of issuance of
  common stock                                   (22,764)            -
                                               -------------------------

                    Net cash provided (used)
                    by financing activities      238,947         (37,103)

                                               -------------------------

                    Net increase (decrease)
                    in cash and cash
                    equivalents                 (115,260)         13,998


Impact of foreign currency translation
adjustment on cash                                (5,162)          1,038

Cash and cash equivalents at beginning
of  period                                       320,140          46,698

                                               --------------------------
Cash and cash equivalents at end of period     $ 199,719          61,732
                                               ==========================

Supplemental cash flow disclosures:

Cash paid for interest                       $    55,125          69,425
                                             -------------       --------
Noncash investing and financing
activity--

        Equipment acquired under capital     $   181,533          27,858
        leases                                ----------        --------


See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Corgenix Medical Corporation (Corgenix or the Company) develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. We market our products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors, and private label
(OEM) agreements. Our headquarters office and manufacturing facility are located in Westminster, Colorado.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Corgenix, Inc., Corgenix UK Limited (Corgenix
UK) and health-outfitters.com, Inc. Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in US dollars.

      The accompanying consolidated financial statements have been prepared without audit and in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at December 31, 2001 and June 30, 2001 and the results of operations for each of the three and six month periods ended December 31, 2001 and 2000, and the cash flows for each of the six month periods then ended. The operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

      In the quarter ended December 31, 2001, we began development of a business-to-business web site (Corgenix On Line) for reference laboratory and hospital customers and potential customers worldwide. The web site, when completed, will allow customers to place orders for our diagnostic products, pay for said orders, and track the status of such orders. It will also give full specifications and details on all of our diagnostic test kits. As was the case in the paragraph above, the internal and external costs of developing and enhancing the software, other than initial design and other costs incurred during the preliminary project stage have been capitalized and will continue to be capitalized until the software has been completed. To date, all products and enhancements thereto have utilized proven technology. Such capitalized amounts will be amortized commencing when the website is placed in service on a straight line basis over a three-year period.

3.         EARNINGS PER SHARE

      On January 15, 2002, the Company effected a one-for-five reverse stock split. Previously reported share and earnings per share amounts have been restated. Basic and diluted net income (loss) per share is presented based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic income per share and diluted income per share is due to the effect of outstanding warrants and stock options.





      The components of basic and diluted income (loss) per share are as follows:

                              3 months    3 months   6 months  6 months
                                ended       ended      ended     ended
                              December    December   December   December
                              31, 2001    31, 2000   31, 2001   31, 2000

Numerator:
  Net income (loss)          $(32,655)    171,133      65,838    273,871
                             =========   =========   =========  =========

Denominator:
  Historical   common  shares
   outstanding    for   basic
   income  (loss)  per  share
   at beginning of  period    4,281,246 3,484,917     4,077,290  3,483,313

Denominator    for    basic
   income    per    share
   weighted average shares    4,291,265 3,486,648     4,242,421  3,485,678

Incremental  common  shares
  attributable   to   shares
  issuable    under   equity
  incentive  plans (Treasury
   Stock Method)                  -           913        49,996     1,772
                             ---------     -------     ---------   --------
Denominator   for   diluted
   net income per share
   weighted average shares     4,291,265 3,487,561    4,292,417  3,487,450

Basic   income   (loss)   per
share                        $     (.01)     $0.05         $.02      $0.08
                              =============================================

Diluted  earnings  (loss) per
share                        $     (.01)     $0.05         $.02      $0.08
                              =============================================


4.     INCOME TAXES

      The Company recognized a net loss for the three months and net income for the six months ended December 31, 2001. Although the Company recognized net income in the years ended June 30, 2001 and 2000, it historically has incurred losses, and accordingly no income tax benefit has been recognized. The Company will continue to assess when it is appropriate to reverse some or all of the valuation allowance for deferred income taxes based on projecting net income in the future or utilization of tax planning strategies.

5.    SEGMENT INFORMATION

      The Company has two segments of business: the Domestic segment, which includes revenues generated by sales to customers in the United States, Canada, Mexico and Japan, and includes all expenses in the Denver, Colorado headquarters including corporate expenses; and the International segment, which includes sales to customers worldwide except for those covered in the Domestic segment, and includes all expenses of the Corgenix subsidiary in the UK. The Company's other subsidiary, health-outfitters.com, Inc. had insignificant revenue for the three and six months ended December 31, 2001 and no revenue for the three and six months ended December 31, 2000. The expenses for health-outfitters.com, Inc., are included in the Domestic segment. The following table sets forth selected financial data for these segments for the three and six month periods ended December 31, 2001 and 2000.
                        Three Months Ended             Six Months Ended
                           December 31,                    December 31,
                    Domestic  Intnl.   Total       Domestic   Intnl.   Total

Revenues
(see note) 2001   $ 862,923   263,867 1,126,790    1,704,102  573,507  2,277,852
(see note) 2000   $ 848,559   194,004 1,042,563    1,536,804  414,490  1,951,294
                  ----------------------------------------------------- --------

Gross     2001    $ 522,770   159,947   682,717    1,134,932  382,029  1,517,110
Profit    2000    $ 555,806   126,911   682,717    1,094,033  159,085  1,253,118
                  --------------------------------------------------------------
Net income $
(loss)    2001    $(124,192)  91,537    (32,655)   (95,729)   161,567     65,838
          2000      127,221   43,914    171,133    191,189     82,684    273,871
                  -------------------------------------------------------------
Depreciation and
Amortization
          2001    $  83,957      462     84,419    178,905       923     179,828
          2000    $  30,579        0     30,579     70,348         0      70,348
                  --------------------------------------------------------------


Interest
expense   2001    $ (29,694)  (7,586)   (37,280)   (57,956)  (14,176)   (72,132)
          2000    $ (28,452) (11,689)   (40,141)   (53,441)  (15,984)   (69,425)

Long-lived
assets    2001    $1,178,707   8,306 1,187,013   1,178,707     8,306   1,187,013
          2000    $1,150,280  10,931 1,161,211   1,150,280    10,931   1,161,211
                  --------------------------------------------------------------

Note: Included in domestic revenues above are sales to one customer which represented 17% and 14% for the three months ended December 31, 2001 and 2000, respectively and 17% and 12% for the six months ended December 31, 2001 and 2000, respectively.


6.    PROPOSED ACQUISITION


   On January 9, 2002, the Company announced that it had signed a letter of intent to acquire Affinity Biologicals, Inc., a privately-owned Canadian company which is a primary manufacturer of quality antibodies and plasmas for use in hemostasis research and medical diagnostics. Under the terms of the letter of intent, the Company will purchase Affinity for $2 million in cash, stock and notes payable. The acquisition is expected to close during the spring of 2001.















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

      Except for the fiscal year ending June 30, 1997, we have experienced revenue growth since our inception, primarily from sales of products.

      Beginning in fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

      Although we have experienced growth in revenue every year since 1990, except for 1997, there can be no assurance that, in the future, we will sustain revenue growth or achieve profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including:
(i) whether and when new products are successfully developed and introduced,
(ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, (vii) changes in the mix of products that we sell, and
(viii) the acceptance of e-commerce for healthcare products by consumers.



      Results of Operations


           Three Months Ended December 31, 2001 compared to 2000

      Net sales. Net sales for the three months ended December 31, 2001 were $1,126,790 an 8.1% increase from $1,042,563 in 2000 due to continued expansion of our worldwide distribution network, overall product mix, and the revenue contribution of new products. Product sales increased in most categories. Domestic sales increased 1.7%; sales to international distributors increased 36%; however, sales to OEM partners decreased 23.4%, primarily due to ordering patterns. Included in the above increase in Domestic sales was an increase of 60.1% in the sales of Hyaluronic Acid to Chugai for distribution in Japan. Chugai is the Company's largest customer, representing approximately 17% and 14% of sales in the quarters ended December 31, 2001 and 2000, respectively. The majority of the Company's sales increase for the current fiscal quarter was due to higher unit volume (which increased approximately 2.8%), as opposed to a increase in average price per unit sold of less than 1%). Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2002. Sales of products by health-outfitters.com were not significant in the second fiscal quarter and, since we envision a slow-growth scenario, are not expected to be significant in fiscal year 2002.

      Cost of sales. Cost of sales was 39.4% of sales in the second quarter ended December 31, 2001 compared to 34.5% for last year's second quarter. This increase reflects higher raw material, labor-related and overhead components (most notably facility-related) of cost of sales.

      Selling and marketing. Selling and marketing expenses increased 38.9 % to $222,518 for the three months ended December 31, 2001 from $160,228 in 2000 due to increases in advertising, outside services, payroll-related costs, and royalties expense.

      Research and development. Research and development expenses for the three months ended December 31, 2001, increased 53.3% to $136,772 from $89,219 in 2000. Most of this increase came as a result of increased labor-related costs and purchases and development costs of new products, most notably a joint proof of principle development project. In addition, the Company had greater research and development costs associated with the end of a product development cycle with respect to the anti-prothrombin product introduction.

      General and administrative. General and administrative expenses for the three months ended December 31, 2001, increased 43.8% to $318,802 from $221,726 in 2000, due to the amortization of software development costs, the expense of health outfitters.com web site and to increases in occupancy costs, payroll-related costs, and outside services expense such as legal, accounting and consulting expenses.

      Interest expense. Interest expense decreased 7.1% to $37,280 in 2001 from $40,141 in 2000 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Six Months Ended December 31, 2001 and 2000

      Net sales. Net sales for the six months ended December 31, 2001 were $2,277,852, a 16.7% increase from $1,951,294 in 2000 due to continued expansion of our worldwide distribution network, overall product mix, and the revenue contribution of new products. Product sales increased in all categories. Domestic sales increased 10.9%; sales to international distributors increased 38.4%; and sales to OEM partners increased 26.4%, primarily due to ordering patterns and to sales to new OEM partners. Included in the above increase in Domestic sales was an increase of 60.1% in the sales of Hyaluronic Acid to Chugai for distribution in Japan. Chugai is the Company's largest customer, representing approximately 17% and 12% of sales in the six months ended December 31, 2001 and 2000, respectively. The majority of the Company's sales increase for the current six months was due to higher unit volume (which increased approximately 15.9%), as opposed to increases in average price per unit sold (which increased 2.0%). Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2002. Sales of products by health-outfitters.com were not significant in the first six months and, since we envision a slow-growth scenario, are not expected to be significant in fiscal year 2002.

      Cost of sales. Cost of sales was 33.4% of sales for the six months ended December 31, 2001 compared to 35.8% for prior year's first six months. This slight improvement reflects slightly lower raw material, labor-related and overhead components.

      Selling and marketing. Selling and marketing expenses increased 31.7 % to $457,758 for the six months ended December 31, 2001 from $347,462 in 2000 due to increases in advertising, outside services, payroll-related costs and royalties expense.

      Research and development. Research and development expenses for the six months ended December 31, 2001, increased 54.9% to $275,493 from $177,896 in 2000. Most of this increase came as a result of increased labor-related costs and purchases and development costs of new products, most notably a joint proof of principle development project. In addition, the Company had greater research and development costs associated with the end of a product development cycle with respect to the anti-prothrombin product introduction.

      General and administrative. General and administrative expenses for the six months ended December 31, 2001, increased 68% to $645,889 from $384,464 in 2000, due to the amortization of software development costs, the expense of health outfitters.com web site and to increases in occupancy costs, payroll-related costs and outside services expense such as legal, accounting and consulting expenses.

      Interest expense. Interest expense for the six month period ending December 31, 2001 was comparable to the first six months of the prior fiscal year.

      Liquidity and Capital Resources

      Cash used by operating activities was $320,833 for the current six months compared to cash provided by operations of $231,873 during the prior fiscal year's comparable first six months. The useage for the current six months was primarily attributable to the Company's investment in working capital resulting in an increase in accounts receivable, inventories and prepaid expenses, along with a substantial reduction ($449,506) in accounts payable. The Company expects this trend to continue as its revenues increase. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $33,374 for the current six month period. The useage in the current six months was mainly attributable to the addition of manufacturing and computer equipment required by the Company.

      Net cash provided by financing activities amounted to $238,947 for the current six months. This increase in cash provided by financing activities was primarily due to the private sale of the Company's common stock, amounting to a net amount realized of $170,395 in addition to new notes payable of $191,445.

      Historically, we have financed our operations primarily through sales of common and preferred stock. In fiscal 2001, we raised $496,316 before offering expenses through a private sale of common stock.

      We have also received financing for operations from sales of diagnostic products. As of December 31, 2001, our accounts payable decreased 60.2% to $296,606 from $746,642 as of June 30, 2001 due to a concerted effort on our part to bring the accounts payable to a more current status. Although sales increased 16.8% for the current six months compared to the same six month period in the prior year, accounts receivable only increased 9.6% to $641,641 as of December 31, 2001 from $585,704 as of June 30, 2001, primarily because of more timely payment by our customers.

      Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of common stock mentioned above, and long-term debt financing, of which $670,777 remained outstanding on the SBA note payable as of December 31, 2001. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2002 to develop the markets and obtain the regulatory approvals for the HA products, and to pursue all of our strategic objectives. We believe that our current availability of cash and working capital are adequate to meet our ongoing needs for at least the next twelve months.

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

      The Company is required to and will adopt the provisions of Statement No. 143 for the fiscal year ending June 30, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $3,670,648, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both the diagnostic business and the consumer products business, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, our selling and marketing activities or our plans to develop the Consumer Products Business, any of which could have a material adverse effect on the future of the business.

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


Item 2.    Changes in Securities and Use of Proceeds


                From July 1, 2001 through December 31, 2001, we sold a total of 220,200 shares of Common Stock at $.8772 per share for a total of $193,159 to 12 accredited investors. The sales were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section +4 (2) of the Securities Act. The shares were not registered under federal or state securities laws, and, therefore, will be "restricted securities" as such term is defined in Rule 144 promulgated under the Securities Act. The Company intends to use the proceeds of the private placement to assist in the market and regulatory development of the Company's HA diagnostic test, acquire capital equipment, reduce short-term debt, accelerate research and development of new products and for general working capital. The Company effected a one for five reverse stock split on January 15, 2002.



Item 3.    Defaults Upon Senior Securities


      None


Item 4.    Submission of Matters to a Vote of Security Holders


(a)   The  Registrant's  Annual Meeting of  Stockholders  was held December 11,
           2001.

(b)   The following  directors  were elected for the ensuing year at the Annual
           Meeting:

           Luis R. Lopez, M.D.            Douglass T. Simpson
           Jack W. Payne                  Wendell J. Gardner

(c) The matters voted upon at the Annual Meeting , the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

1.    The election of Luis R. Lopez, M.D., as a director:

           15,448,150 votes for; 0 votes against; 50,775 votes withheld; 0 abstentions; 0 non-votes.

2.    The election of  Douglass T. Simpson, as a director.

           15,450,600 votes for; 0 votes against; 48,325 votes withheld; 0 abstentions; 0 non-votes.

3.    The election of  Jack W. Payne, as a director.

           15,450,650 votes for; 0 votes against; 48,275 votes withheld; 0 abstentions; 0 non-votes.

4.    The election of Wendell J. Gardner, as a director.

           15,450,650 votes for; 0 votes against; 48,275 votes withheld; 0 abstentions; 0 non-votes.

5.    To  authorize  the Board of Directors  to effect a  one-for-five  Reverse
           Stock Split:

           14,673,334 votes for; 724,575 votes against; 0 votes withheld; 101,016 abstentions; 0 non-votes.

6. To ratify the appointment of KPMG LLP as our independent auditors for the current fiscal year ending June 30, 2002:

           15,427,275 votes for; 31,050 votes against; 0 votes withheld; 40,600 abstentions; 0 non-votes.


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

10.12    Employment Agreement dated April 1, 2001 between Douglass
         T. Simpson and the Company.
10.13    Employment Agreement dated April 1, 2001 between Ann L.
         Steinbarger and the Company.
10.14    Employment Agreement dated April 1, 2001 between Taryn G.
         Reynolds and the Company.
10.15 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company.
10.16    Consulting Contract dated May 22, 1998 between Wm. George
         Fleming, Bond Bio-Tech, Ltd. and the Company (filed as
         Exhibit 10.16 to the Company's Registration Statement on
         Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.17    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.19 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed as Exhibit 10.19 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.27 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds.
10.30 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed as Exhibit 10.30 to the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.31 Consulting Agreement dated April 10,2001 between Bathgate McColley Capital Group, LLC and the Company.
10.32 Warrant Agreement dated April 10, 2001 between Bathgate McColley Capital Group, LLC and the Company.
10.33 Sales Agent Agreement dated May 7, 2001 between Bathgate McColley Capital Group, LLC and the Company.
21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
21.2*    Promissory note dated October 1, 2001, between W.C.
         Fleming and Corgenix UK, Ltd.
21.3*    Promissory note dated October 1, 2001, between W.C.
         Fleming and Corgenix UK, Ltd.
21.4*    Warrant Agreement dated October 11, 2001 between Phillips
         V. Bradford and the Company.
21.5*    Warrant Agreement dated October 11, 2001 between Charles
         F. Ferris and the Company.
21.6*    Underlease Agreement dated October 3, 2001 between G.V.
         Callen, A.G. Pirmohamed and Corgenix UK, Ltd.
21.7* Letter of Intent between Affinity Biologicals, Inc., and the Company.

* Filed Herewith

---------------------------------------
      (b)  Reports on Form 8-K.

           Shareholder presentation materials of the President of the Company used on
           December 11, 2001 plus press release dated December 13, 2001, re:
Fiscal Year 2001 results.

                                 PROMISSORY NOTE



                                          Place:  Westminster, CO, USA

The Sum of(pound)91,797                   Date:   October 1, 2001



FOR VALUE RECEIVED, Corgenix UK, Ltd. (hereinafter, "CORGENIX UK" or the "Company") promises to pay to the order of W. G. Fleming (hereinafter "WGF") in lawful money of the Great Britain, the principal sum of ninety one thousand, seven hundred ninety seven and 00/100 pounds ((pound)91,797). The following terms shall apply to this Note.

1.    Repayment.   Payment  of  principal   and  interest   shall  be  made  in
      ---------
twenty-five (25) monthly installments according to the schedule attached as Exhibit A, with the first payment to be made at the execution of the Note by both parties.

2.    Interest  Rate.  Interest  shall accrue on the  principal  balance at the
      --------------
rate of 8.00% (eight percent) per annum, computed on a month;y basis.

3.    Optional  Prepayment.  The  Company  may prepay  this Note in whole or in
      --------------------
part at any time or from time to time without penalty or additional interest.

4. Event of Default. As used herein the term "Event of Default" shall mean (a) a failure to make any payment of any amount required to be paid pursuant to this Note on the date such payment is due under this Note; (b) failure of the Company after request by WGF to permit the inspection of the Company's Records; (c) issuance of any injunction or of an attachment or judgment against any property of the Company which is not discharged within thirty (30) days after issuance;
(d) the insolvency of the Company, or the filing of any bankruptcy, reorganization, debt arrangement or other proceeding or case against the Company under any bankruptcy or insolvency law or commencement of any dissolution or liquidation proceeding against the Company, any of which is either consented to or acquiesced in by the Company or remains undismissed for sixty (60) days after the date of entry or the commencement by the Company of a voluntary case under the federal bankruptcy laws or any state insolvency or similar laws, or the consent by the Company to the appointment of a receiver, liquidator, assignee, trustee, custodian or similar official for the Company or any of its, his or her property, as the case may be, or the Company's making any assignment for the benefit of creditors or the failure by the Company generally to pay the Company's debts as they become due; or (e) default in the performance of any obligation, covenant or agreement contained or referred to herein or in the Note.

5. Acceleration Upon Event of Default. Upon the occurrence of an Event of Default, WGF may, at his option, in his sole and absolute discretion and without notice or demand, declare the entire unpaid balance of principal plus accrued interest immediately due and payable.

6. Expenses of Collection. Should this Note be referred to an attorney for collection, whether or not judgment has been confessed or suit has been filed, the Company shall pay all of WGF's actual costs, fees (including reasonable attorneys' fees) and expenses resulting from such referral.

7.    Waiver of  Protest.  The Company  hereby  waives  presentment,  notice of
      ------------------
dishonor and protest.

8. Waiver. No failure or delay by the holder hereof to insist upon the strict performance of any term, provision, or agreement of this Note, or to exercise any right, power or remedy consequent upon a breach thereof shall constitute a waiver of any such term, provision or agreement or of any such breach, or preclude the holder hereof from exercising any such right, power or remedy at any later time or times. By accepting payment after the due date of any amount payable under this Note, the holder hereof shall not be deemed to have waived the right either to require prompt payment when due of all other amounts due under this Note, or to declare a default hereunder.

9.    Headings.  The section  headings in this Note are for reference only, and
      --------
shall not limit or otherwise affect any of the terms hereof.

10.   Choice  of  Law.  This  Note  is  executed  in  and  shall  be  governed,
      ---------------
construed and enforced in accordance with the laws of the State of Colorado, United States of America.

11.   Binding  Effect.  This Note shall be  binding  upon the  Company  and its
      ---------------
successors and assigns.

IN WITNESS WHEREOF, the undersigned has executed this Note on the day and year first above written.

                                    CORGENIX UK, LTD.


                               By:  s/ Douglass T. Simpson
                                    Douglass T. Simpson


                                    s/ W. G. Fleming
                                  W.G. Fleming

                                 PROMISSORY NOTE



                                          Place:  Westminster, CO

The Sum of  $ 67,460                                          Date:
October 1, 2001



FOR VALUE RECEIVED, Corgenix Medical Corporation (hereinafter, "CORGENIX" or the "Company") promises to pay to the order of W. G. Fleming (hereinafter "WGF") in lawful money of the United States of America, the principal sum of sixty seven thousand four hundred sixty and 00/100 dollars ($67,460). The following terms shall apply to this Note.
12.   Repayment.  Payment of  principal  and  interest  shall be made in twelve
      ---------
(12) monthly installments according to the schedule attached as Exhibit A, with the first payment to be made at the execution of the Note by both parties.

13.   Interest  Rate.  Interest  shall accrue on the  principal  balance at the
      --------------
rate of 8.00% (eight percent) per annum, computed on a monthly basis.

14.   Optional  Prepayment.  The  Company  may prepay  this Note in whole or in
      --------------------
part at any time or from time to time without penalty or additional interest.

15. Event of Default. As used herein the term "Event of Default" shall mean (a) a failure to make any payment of any amount required to be paid pursuant to this Note on the date such payment is due under this Note; (b) failure of the Company after request by WGF to permit the inspection of the Company's Records; (c) issuance of any injunction or of an attachment or judgment against any property of the Company which is not discharged within thirty (30) days after issuance;
(d) the insolvency of the Company, or the filing of any bankruptcy, reorganization, debt arrangement or other proceeding or case against the Company under any bankruptcy or insolvency law or commencement of any dissolution or liquidation proceeding against the Company, any of which is either consented to or acquiesced in by the Company or remains undismissed for sixty (60) days after the date of entry or the commencement by the Company of a voluntary case under the federal bankruptcy laws or any state insolvency or similar laws, or the consent by the Company to the appointment of a receiver, liquidator, assignee, trustee, custodian or similar official for the Company or any of its, his or her property, as the case may be, or the Company's making any assignment for the benefit of creditors or the failure by the Company generally to pay the Company's debts as they become due; or (e) default in the performance of any obligation, covenant or agreement contained or referred to herein or in the Note.

16. Acceleration Upon Event of Default. Upon the occurrence of an Event of Default, WGF may, at his option, in his sole and absolute discretion and without notice or demand, declare the entire unpaid balance of principal plus accrued interest immediately due and payable.

17. Expenses of Collection. Should this Note be referred to an attorney for collection, whether or not judgment has been confessed or suit has been filed, the Company shall pay all of WGF's actual costs, fees (including reasonable attorneys' fees) and expenses resulting from such referral.

18.   Waiver of  Protest.  The Company  hereby  waives  presentment,  notice of
      ------------------
dishonor and protest.

19. Waiver. No failure or delay by the holder hereof to insist upon the strict performance of any term, provision, or agreement of this Note, or to exercise any right, power or remedy consequent upon a breach thereof shall constitute a waiver of any such term, provision or agreement or of any such breach, or preclude the holder hereof from exercising any such right, power or remedy at any later time or times. By accepting payment after the due date of any amount payable under this Note, the holder hereof shall not be deemed to have waived the right either to require prompt payment when due of all other amounts due under this Note, or to declare a default hereunder.

20.   Headings.  The section  headings in this Note are for reference only, and
      --------
shall not limit or otherwise affect any of the terms hereof.

21.   Choice  of  Law.  This  Note  is  executed  in  and  shall  be  governed,
      ---------------
construed and enforced in accordance with the laws of the State of Colorado.

22.   Binding  Effect.  This Note shall be  binding  upon the  Company  and its
      ---------------
successors and assigns.

IN WITNESS WHEREOF, the undersigned has executed this Note on the day and year first above written.

                                    CORGENIX MEDICAL PRODUCTS, INC.


                               By:  s/ Douglass T. Simpson
                                    Douglass T. Simpson


                                    s/ W. G. Fleming
                                  W.G. Fleming

                                WARRANT AGREEMENT

           THIS WARRANT  AGREEMENT (the  "Agreement")  is made this October 11,
2001  between  Corgenix  Medical  Corporation,   a  Nevada  corporation,   (the
"Company" or the "Corporation") and Phillips V. Bradford ("Dr. Bradford").

           In conjunction with a finder's fee agreement (the "Finder's Fee Agreement") dated April 3, 2001 attached hereto between the Company and Sunrise Ventures, Inc. ("Sunrise") relating to the participation and assistance of Sunrise with the Company in conducting a Reg. D Rule 506 private placement (the "Private Placement"), the Company desires to grant Dr. Bradford a warrant (the "Warrant") to purchase its Common Stock (hereinafter called the "Stock").

           1. Grant of Warrant. The Company hereby irrevocably grants to Dr. Bradford a Warrant to purchase all or any part of an aggregate of fifty one thousand seven hundred fifty (51,750) shares of Stock (hereinafter called the "Warrant Shares") (such number being subject to adjustment as provided in Paragraph 7 hereof) on the terms and conditions herein set forth.

           2 Purchase Price. The purchase price of the Stock covered by the Agreement shall be $0.2105 per share, 120% of the offering price of the Private Placement. The purchase price of any Stock exercised shall be payable in full in cash at the time of exercise.

           3. Exercise of Warrant. Subject to the terms and conditions set forth herein, this Warrant shall be exercisable at any time during a period of five
(5) years from the date of grant. Dr. Bradford shall not have any of the rights of a stockholder with respect to the Warrant Shares covered by the Warrant except to the extent that one or more certificates for such shares shall be delivered to him upon the due exercise of the Warrant.

      4.   Term of Warrant.  The term of the  Warrant  shall be for a period of
           ---------------
five (5) years from the date hereof, subject to earlier termination as provided in Paragraphs 5 hereof.

      5. Nontransferability. The Warrant shall not be transferable otherwise than by will or the laws of descent and distribution. Without limiting the generality of the foregoing, the Warrant may not be assigned, transferred (except as provided above), pledged, or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, hypothecation, or other disposition of the Warrant contrary to the provisions hereof, and the levy of any execution, attachment, or similar process upon the Warrant, shall be null and void and without effect.

      6.   Disclosure  and Risk.  Dr.  Bradford  represents and warrants to the
           --------------------
Company as follows:

           (a) The Warrant Shares will be acquired by Dr. Bradford for his own account, for investment and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act of 1933, as amended (the "Securities Act").

           (b) Dr. Bradford understands that at time of grant and exercise the Warrant Shares have not been and probably will not have been registered under the Securities Act by reason of their issuance in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) thereof, and that they must be held by Dr. Bradford indefinitely, and that Dr. Bradford must therefore bear the economic risk of such investment indefinitely, unless a subsequent disposition thereof is registered under the Securities Act or is exempt from registration.

            (c) As a result of inquiries made by Dr. Bradford and information furnished to him by the Company, Dr. Bradford has as of the date of grant
    (and will have as of the date(s) of exercise) reviewed all information necessary to make an informed investment decision.

           (d) Dr. Bradford understands that, under certain conditions, disposition of the Warrant Shares subject to this Agreement could result in adverse tax consequences because of failure to meet prescribed holding period requirements.

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

      The legend endorsed on a certificate pursuant to the foregoing language and the stop transfer instructions with respect to such Stock, shall be removed and the Company shall promptly issue a certificate without such legend to the holder of such Stock if such holder provides the Company with an opinion of counsel for such holder satisfactory to the Company, to the effect that a public sale, transfer or assignment of such Stock may be made without registration.

7.    Changes in Capital Structure.
      -----------------------------

(a) The following terms used in this Paragraph 7 shall have the meanings set forth below:

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

           (b) Notwithstanding the vesting provisions set forth in Paragraph 3 above, the Company will make appropriate provision to insure that Dr. Bradford shall be entitled to exercise this Warrant prior to the consummation of any Organic Change. If Dr. Bradford elects not to exercise the Warrant as provided in this Paragraph 7(b), this Warrant will automatically terminate and be of no further force or effect upon the effective date of such Organic Change.

           (c) Appropriate adjustment shall be made in the maximum number of shares of Stock subject to this Warrant and in the number, kind, and option price of shares covered by this Warrant to the extent it is outstanding to give effect to any stock dividends, stock splits, stock combinations, recapitalizations and other similar changes in the capital structure of the Company after the grant of this Warrant.

      8. Method of Exercising Warrant. Subject to the terms and conditions of this Agreement, the Warrant may be exercised by written notice to the Company, at its principal office. Such notice shall state the election to exercise the Warrant and the number of shares in respect of which it is being exercised, and shall be signed by the person or persons so exercising the Warrant. Such notice shall be accompanied by payment of the full purchase price of such shares, and the Company shall deliver a certificate or certificates representing such shares as soon as practicable after the notice shall be received. Payment of such purchase price shall be made by check payable to the order of the Company. The certificate or certificates for the shares as to which the Warrant shall have been so exercised shall be registered in the name of the person or persons so exercising the Warrant and shall be delivered to or upon the written order of the person or persons exercising the Warrant.

        In the event the Warrant shall be exercised, pursuant to Paragraph 5 hereof, by any person or persons other than Dr. Bradford such notice shall be accompanied by appropriate proof of the right of such person or persons to exercise the Warrant. All shares that shall be purchased upon the exercise of the Warrant as provided herein shall be fully paid and nonassessable.

      9. General. The Company shall at all times during the term of the Warrant reserve and keep available such number of shares of Stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue and transfer taxes with respect to the issue and transfer of shares pursuant hereto and all other fees and expenses necessarily incurred by the Company in connection therewith, and will from time to time use its best efforts to comply with all laws and regulations which, in the opinion of counsel for the Company, shall be applicable thereto.

      10. Subsidiary. As used herein, the term "subsidiary" or "parent" shall mean any present or future corporation which would be a "subsidiary corporation" or "parent corporation" of the Company, as that term is defined in Section 422 of the Internal Revenue Code of 1986.

      IN WITNESS WHEREOF, the Company has caused this Warrant Agreement to be duly executed by its officers thereunto duly authorized, and Dr. Bradford has executed this Agreement, all as of the day and year first above written.

                                          Corgenix Medical Corporation


                                    By    _________________________
                                          -------------------------
                                               Douglass T. Simpson, President


                                               _________________________
------------------------------------------     -------------------------
                                               Phillips V. Bradford

                                WARRANT AGREEMENT

           THIS WARRANT  AGREEMENT (the  "Agreement")  is made this October 11,
2001  between  Corgenix  Medical  Corporation,   a  Nevada  corporation,   (the
"Company" or the "Corporation") and Charles F. Ferris ("Dr. Ferris").

           In conjunction with a finder's fee agreement (the "Finder's Fee Agreement") dated April 3, 2001 attached hereto between the Company and Sunrise Ventures, Inc. ("Sunrise") relating to the participation and assistance of Sunrise with the Company in conducting a Reg. D Rule 506 private placement (the "Private Placement"), the Company desires to grant Dr. Ferris a warrant (the "Warrant") to purchase its Common Stock (hereinafter called the "Stock").

           1. Grant of Warrant. The Company hereby irrevocably grants to Dr. Ferris a Warrant to purchase all or any part of an aggregate of fifty one thousand seven hundred fifty (51,750) shares of Stock (hereinafter called the "Warrant Shares") (such number being subject to adjustment as provided in Paragraph 7 hereof) on the terms and conditions herein set forth.

           2 Purchase Price. The purchase price of the Stock covered by the Agreement shall be $0.2105 per share, 120% of the offering price of the Private Placement. The purchase price of any Stock exercised shall be payable in full in cash at the time of exercise.

           3. Exercise of Warrant. Subject to the terms and conditions set forth herein, this Warrant shall be exercisable at any time during a period of five
(5) years from the date of grant. Dr. Ferris shall not have any of the rights of a stockholder with respect to the Warrant Shares covered by the Warrant except to the extent that one or more certificates for such shares shall be delivered to him upon the due exercise of the Warrant.

      4.   Term of Warrant.  The term of the  Warrant  shall be for a period of
           ---------------
five (5) years from the date hereof, subject to earlier termination as provided in Paragraphs 5 hereof.

      5. Nontransferability. The Warrant shall not be transferable otherwise than by will or the laws of descent and distribution. Without limiting the generality of the foregoing, the Warrant may not be assigned, transferred (except as provided above), pledged, or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, hypothecation, or other disposition of the Warrant contrary to the provisions hereof, and the levy of any execution, attachment, or similar process upon the Warrant, shall be null and void and without effect.

      6.   Disclosure  and Risk.  Dr.  Ferris  represents  and  warrants to the
           --------------------
Company as follows:

           (a) The Warrant Shares will be acquired by Dr. Ferris for his own account, for investment and not with a view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the Securities Act of 1933, as amended (the "Securities Act").

           (b) Dr. Ferris understands that at time of grant and exercise the Warrant Shares have not been and probably will not have been registered under the Securities Act by reason of their issuance in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) thereof, and that they must be held by Dr. Ferris indefinitely, and that Dr. Ferris must therefore bear the economic risk of such investment indefinitely, unless a subsequent disposition thereof is registered under the Securities Act or is exempt from registration.

             (c) As a result of inquiries made by Dr. Ferris and information furnished to him by the Company, Dr. Ferris has as of the date of grant (and will have as of the date(s) of exercise) reviewed all information necessary to make an informed investment decision.

           (d) Dr. Ferris understands that, under certain conditions, disposition of the Warrant Shares subject to this Agreement could result in adverse tax consequences because of failure to meet prescribed holding period requirements.

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

      The legend endorsed on a certificate pursuant to the foregoing language and the stop transfer instructions with respect to such Stock, shall be removed and the Company shall promptly issue a certificate without such legend to the holder of such Stock if such holder provides the Company with an opinion of counsel for such holder satisfactory to the Company, to the effect that a public sale, transfer or assignment of such Stock may be made without registration.

8.    Changes in Capital Structure.
      -----------------------------

(b) The following terms used in this Paragraph 7 shall have the meanings set forth below:

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

           (b) Notwithstanding the vesting provisions set forth in Paragraph 3 above, the Company will make appropriate provision to insure that Dr. Ferris shall be entitled to exercise this Warrant prior to the consummation of any Organic Change. If Dr. Ferris elects not to exercise the Warrant as provided in this Paragraph 7(b), this Warrant will automatically terminate and be of no further force or effect upon the effective date of such Organic Change.

           (c) Appropriate adjustment shall be made in the maximum number of shares of Stock subject to this Warrant and in the number, kind, and option price of shares covered by this Warrant to the extent it is outstanding to give effect to any stock dividends, stock splits, stock combinations, recapitalizations and other similar changes in the capital structure of the Company after the grant of this Warrant.

      8. Method of Exercising Warrant. Subject to the terms and conditions of this Agreement, the Warrant may be exercised by written notice to the Company, at its principal office. Such notice shall state the election to exercise the Warrant and the number of shares in respect of which it is being exercised, and shall be signed by the person or persons so exercising the Warrant. Such notice shall be accompanied by payment of the full purchase price of such shares, and the Company shall deliver a certificate or certificates representing such shares as soon as practicable after the notice shall be received. Payment of such purchase price shall be made by check payable to the order of the Company. The certificate or certificates for the shares as to which the Warrant shall have been so exercised shall be registered in the name of the person or persons so exercising the Warrant and shall be delivered to or upon the written order of the person or persons exercising the Warrant.

        In the event the Warrant shall be exercised, pursuant to Paragraph 5 hereof, by any person or persons other than Dr. Ferris such notice shall be accompanied by appropriate proof of the right of such person or persons to exercise the Warrant. All shares that shall be purchased upon the exercise of the Warrant as provided herein shall be fully paid and nonassessable.

      9. General. The Company shall at all times during the term of the Warrant reserve and keep available such number of shares of Stock as will be sufficient to satisfy the requirements of this Agreement, shall pay all original issue and transfer taxes with respect to the issue and transfer of shares pursuant hereto and all other fees and expenses necessarily incurred by the Company in connection therewith, and will from time to time use its best efforts to comply with all laws and regulations which, in the opinion of counsel for the Company, shall be applicable thereto.

      10. Subsidiary. As used herein, the term "subsidiary" or "parent" shall mean any present or future corporation which would be a "subsidiary corporation" or "parent corporation" of the Company, as that term is defined in Section 422 of the Internal Revenue Code of 1986.

      IN WITNESS WHEREOF, the Company has caused this Warrant Agreement to be duly executed by its officers thereunto duly authorized, and Dr. Ferris has executed this Agreement, all as of the day and year first above written.

                                          Corgenix Medical Corporation


                                    By    _________________________
                                          -------------------------
                                               Douglass T. Simpson, President


                                               _________________________
------------------------------------------     -------------------------
                                               Charles F. Ferris

                                   DATED 2001







                     MR G V CALLEN & MR A G PIRMOHAMED (1)



                                       and



                            CORGENIX UK LIMITED (2)





                                   Counterpart
                                   UNDERLEASE


                                   Relating to
                            75 Broadway Peterborough










                                   Greenwoods
                                Monkstone House,
                                   City Road,
                                  Peterborough,
                                     PE11JE


                                      (LAP)

 THIS           UNDERLEASE           is          made          the          day
of                                   2001
 BETWEEN (1) GEOFFREY VERNON CALLEN of 24 Dry Leys Orton Longueville Peterborough and AMIR GULAMHUSSEIN PIRMOHAMED of 67 Lincoln Road Peterborough ("the Landlord") and (2) CORGENIX UK LIMITED (Company No 367445) whose registered office is at 8 Little Whyte Ramsey Huntingdon PE26 1DS ("the Tenant")

WITNESSETH as follows:-
                                                                  Interpretation


1.         IN this Underlease and in the Schedules hereto:-

           1(1) Words importing one gender shall include all other genders and words importing the singular shall include the plural and vice versa
      1(2) The headings to the clauses hereof and to the Schedules hereto shall be deemed not to form any part hereof and shall not affect the interpretation hereof in any way.
      1(3) Where the Tenant consists of two or more persons all covenants and agreements by and with the Tenant shall be construed as covenants and agreements by and with such persons jointly and severally
      1(4) Where the context so requires or admits the following words and expressions shall have the following meanings:- (a) "the Landlord" shall include the estate owner or owners for the time being of the reversion immediately expectant on the term hereby granted
(b) "the Tenant" shall include the Tenants successors in title (c) "the demised premises" shall mean the premises described in the First
                Schedule hereto
(d) "the term" shall mean the term of years created by this Underlease (e) "the Permitted User" shall mean:- offices within Class Bl of the Town and Country Planning (Use Classes) Order 1987 (f) "the insured risks" means fire lightning explosion earthquake aircraft and devices dropped therefrom riot and civil commotion subsidence and heave and such other risks as the Landlord may require (including provision for the cost of demolition removal of debris temporary works and professional fees and provision for escalation of the amount of the costs of rebuilding or reinstating the demised premises between the date of destruction or damage and the date of rebuilding or reinstating the same together with if rent for such period (being not less than two years)as the Landlord may reasonably require having regard to the likely period required for reinstatement in the event of partial or total destruction
(g)   "the  Headlease"  means the superior lease under which the Landlord holds the demised premises dated 28th July 1986 made between (1) Paten & Co. (Peterborough) Limited now known as Paten & Co Limited ("the Superior Landlord') and (2) The Landlord
(h)    "the Superior Landlord" shall include its successors in title
      1(5) References to any right of the Landlord to have access to the demised premises shall be construed as extending to the Superior Landlord to all persons authorised by the Landlord and the Superior Landlord (including agents professional advisers contractors workmen and others)
      1(6) Whenever the consent or approval of the Landlord is required or requested in relation to this underlease such provisions shall also be construed as requiring the consent or approval of the Superior Landlord

                                                                Demise and Rents


2.    IN  consideration  of the rents and covenants and conditions  hereinafter
      reserved   and   contained   and  on  the  part  of  the   Tenant  to  be
      paid      performed     and     observed     the     Landlord      HEREBY
      DEMISES  unto the  Tenant ALL THAT the  demised  premises  together  with
      fixtures    and    fittings     EXCEPT    and    RESERVING    unto    the
      Landlord  and  the   successors  in  title  of  the  Landlord  and  their
      respective      lessees     tenants     agents     servants     licensees
      and     other     persons     claiming     through     or    under    the
      Landlord and all other  persons who now have or may hereafter be entitled
      to   or   are   granted   by   the   Landlord   a   similar    right   or
      rights    the    easements     rights    and     privileges     specified
      in the Second Schedule hereto and subject to the exceptions and reservations contained in the Schedule to the Headlease TO HOLD the same
      unto     the     Tenant     from     the    29    day    of     September
      2001    for   a    term    expiring    on    25    July    2006    PAYING
      THEREFOR throughout the said term and so in proportion for any less time than a year first the yearly rent of Twelve thousand pounds((pound)12,000) by four equal quarterly payments in advance on the usual quarter days in every year without deduction whatsoever by way of Standing Order and the first payment of rent under this Lease in respect of the period from the date hereof to the next ensuing quarter day being made on the execu-tion hereof AND PAYING by way of additional rent during the term SECONDLY such sum as the Landlord shall from time to time pay to the
      Superior Landlord under the provisions of the Headlease by way of premiums (including any increased premium payable in respect of the Demised Premises by reason of any act or omission of the Tenant) paid
      by the Superior   Landlord  for  keeping  the  building   insured  in  the
      full reinstatement value thereof against loss or damage by the insured risks such additional rent to be paid without any deduction on the quarter day for payment of rent next ensuing after the expenditure thereof PROVIDED ALWAYS that in the event of the said rents or any part thereof being in arrear for fourteen days whether lawfully demanded or not the Tenants shall pay interest calculated on a daily basis with quarterly rests at the rate of four cent per annum above Lloyds TSB Bank plc base rate for the time being in force on the amount in arrear from the day on which it became payable until the day payment is made and to be payable to the Landlord on demand without prejudice to any other rights the Landlord may enjoy and the aggregate amount for the time being so payable shall at the option of the Landlord be recoverable by action or as rent in arrears

                                                               Tenants Covenants


3.    THE Tenant HEREBY COVENANTS with the Landlord as follows:-
                                                                            Rent


      3(l) To pay the rents  hereby  reserved  and any  interest  on arrears of
rent   as    hereinbefore    provided    on   the    days    and   in    manner
aforesaid without any                       deduction whatsoever
                                                                   Rates & Taxes


      3(2) To bear pay and discharge all existing and future rates taxes levies assessments duties outgoings charges and impositions whatsoever (whether imposed by statute or otherwise and whether of a national or local character) now or at any time or times during the said term assessed imposed or charged on a disposition of any interest in reversion to this lease and such as are by law payable by the owner notwithstanding any contract to the contrary) or in respect of any development or any realisation of development value in respect thereof or of any part thereof arising from any act commission or omission whatsoever of the tenant or any party under the control of or on behalf of the tenant and whether payable by the landlord or tenant or by the owner or occupier thereof V.A.T.
      3 (3)To pay to the landlord or (as the case may be) to its solicitors surveyors or other agents to whom any payment is due under the covenants agreements and provisions herein contained or implied which is a payment whereon Value Added Tax or other similar fiscal charge is chargeable in respect of the payment at the rate applicable to that payment provided always that the Landlord will take all necessary steps to recover such tax from the appropriate authority whether by claim or off-setting so far as it is able so to do Gas Electricity and Water Charges
      3(4) To pay for all gas and electricity and water consumed on or by the demised premises and all telephone charges and to observe and perform at the tenants expense all present and future regulations and requirements of the gas and electricity and water supply authorities and British Telecom concerning the demised premises and to keep the landlord indemnified in respect thereof
           Repair
      3(5) At all times during the said term to keep and maintain the whole of the demised premises except structural walls and roof but including (without prejudice to the generality hereof) all fixtures and additions thereto water and sanitary apparatus sewers drains pipes pathways passageways fences boundary walls easements and appurtenances thereof in good and substantial repair and condition (damage by any of the insured risks excepted provided such policy or policies of insurance shall not have become vitiated or payment of the policy monies refused in whole or in part in consequence of some act neglect or default of the tenant or its servants)
 Yield Up
      3(6) At the expiration or sooner determination of the said term quietly to yield up to the Landlord the demised premises duly painted repaired cleaned maintained amended and kept in accordance with the covenants in that behalf herein contained provided however that the Tenant may prior to the date of such expiration or determination remove all the Tenants fixtures making good nevertheless at the expense of the Tenant and to the reasonable satisfaction of the Landlord any damage to the demised premises caused by such removal and shall remove all the Tenants furniture fittings papers and refuse and so that the Landlord may treat as abandoned by the Tenant and may arrange for the removal and destruction of any such fixtures and other items not removed by the Tenant prior to the said expiration or determination and the cost of such removal and destruction shall be paid by the Tenant to the Landlord on demand AND PROVIDED that if the Tenant shall fail to comply prior to the expiration of the term with a dilapidation notice served by the Landlord at the Tenant's request (such request by the Tenant to be made in writing not less than 5 months prior to the expiration of the term and in the event of such a request being made the Landlord's dilapidation notice then to be served not less than two months prior to the expiration of the term) or if the Tenant (not having so requested the Landlord to serve a dilapidation notice as aforesaid) shall fail to leave the demised premises in such condition as aforesaid then and in either of such cases the landlord may do or effect all such repairs renovations and decorations for which the Tenant shall be liable hereunder and the cost thereof shall be paid by the Tenant to the Landlord on demand Fire Fighting Equipment
             3(7)    To keep the demised  premises  sufficiently  supplied  and equipped with fire
                           fighting and extinguishing apparatus and appliances which shall be open to the inspection and maintained to the reasonable satisfaction of the landlord and of the local fire authority and also not to obstruct the access to or means of working of such apparatus and appliances
                                                               Entry for Repairs


                 3(8) To permit the Landlord and any person authorised by it by prior written appointment (except in emergency) to enter upon the demised premises at all reasonable hours during the daytime to view the state and condition and user of the same and the fixtures and fittings therein and of all defects decays and wants of reparation there found for which the tenant shall be responsible hereunder to give notice in writing to the tenant and within a period of two months next after a notice relating to decorative works or defects and a period of three months next after a notice relating to any other defects decays or wants of reparation (or immediately in case of need) to commence to repair and diligently to proceed well and proceed well and substantially to make good all such defects decays and wants of reparation to the demised premises and the fixtures and fittings therein for which the Tenant is liable hereunder PROVIDED ALWAYS that if the Tenant shall make default in the execution of the repairs and works referred to in such notice it shall be lawful for the Landlord and any persons authorised by the Landlord (but without prejudice to the right of re-entry hereinafter contained) to enter upon the demised premises and execute such repairs and works and the cost thereof (including any surveyors or other fees properly and reasonably incurred) shall be repaid by the Tenant to the Landlord on demand Taking Inventories
                 3(9) To permit the Landlord and any person authorised by the Landlord to enter upon the demised premises at all reasonable hours during the daytime and subject to reasonable prior written notice to take schedules or inventories of fixtures and fittings and things to be yielded up at the determination of the said term
 Acts of Parliament
                 3(10) To observe and comply with the provisions and requirements of every enactment (which expression in this lease includes as well every Act of Parliament already or hereafter to be passed as every order regulation and byelaw already or hereafter to be passed as every order or in pursuance of any such Act and every order and regulation made or to be made thereunder) so far as they relate to or affect the demised premises and maintain so far as aforesaid all arrangements which by or under any enactment or bye-law are or may be required at any time during the said term to be executed provided or maintained whether by the Landlord or the Tenant and to indemnify the Landlord at all times against all costs charges and expenses of or incidental to the execution of any works or the provision or maintenance of any arrangement so required as aforesaid and not at any time during the said term to do or omit or suffer to be done or omitted in or about the demised premises any act or thing by reason of which the Landlord may under any enactment incur or have imposed upon it or become liable to pay any penalty damages compensation costs charges or expenses Planning Acts
                 3(11) To comply in all respects during the currency of this lease with the provisions and requirements of the Planning Acts (which expression in this lease means the Town and Country Planning Act 1990 or any statutory modifications or re-enactment thereof for the time being in force and any regulations or orders made thereunder) and all licences consents permissions and conditions (if any) granted or imposed thereunder or under any enactment repealed thereby so far as the same respectively relate to or affect the demised premises or any part thereof or any operations works acts or things hereafter to be carried out executed done or omitted thereon or the use thereof for any purpose and to pay any development charge or other charge imposed in respect of any such matter arising from any act commission or omission whatsoever of the tenant or any party under the control of or on behalf of the tenant and indemnify the landlord against all proceedings expenses claims and demands in respect of any contravention by the tenant of any provision of the said Acts
                3(12) Not to do or permit anything to be done on or in relation to the demised premises by reason of which the Landlord may under any enactment whatever become liable to pay any penalty damages costs compensation charge levy tax or other monies and in any event
(a)   subject only to any statutory requirements to the contrary pay and satisfy any charge levy tax or other monies which may now or hereafter be imposed whether on the landlord or the tenant under any such enactment in respect of any development or alteration or any charge or continuation of use of other like matter relating to the demised premises which shall occur during the said term and which arises from any act commission or omission whatsoever of the tenant or any party under the control of or on behalf of the tenant
(b)   if and whenever by reason of anything done upon or use made of the demised premises or any part thereof by the tenant or party under the control of or on behalf of the tenant during the said term of the landlord shall be required to pay any money by reason of any enactment the tenant shall as from the date such payment and throughout the residue of the said term until reimbursement by the tenant to the landlord of the said money pay to the landlord yearly and so in proportion for any less time than a year and by way of additional rent a sum equal to four pounds per centum per annum over Lloyds TSB Bank plc base lending rate from time to time of the sum so paid
                PROVIDED THAT nothing herein contained shall prohibit the use of the demised premises by the tenant for the purposes hereby authorised
                                                               Copies of Notices


      3(13)Within fourteen days of the receipt by the Tenant of the same to supply a copy to the landlord of any notice order or proposal for a notice or order or licence consent permission direction given or made under any enactment and any regulations orders and instruments made hereunder and relating to the demised premises And to permit the landlord and all persons authorised by it at all reasonable times to enter upon the demised premises to inspect the same for any purpose in connection with any such notice order proposal licence consent permission or direction
                                   Join with the landlord in making appeals etc
                                   --------------------------------------------


      3(14)At the request of the landlord and at the cost of the Landlord to make or join with the landlord in making any objection representation or appeal in respect of any such notice order proposal or direction as aforesaid or any refusal of or condition imposed under any such licence consent permission as aforesaid as long as the same shall not be contrary to the best interests of the tenant No application for planning permission without consent
      3(15)Not to make or suffer to be made any application for any consent or permission to carry out or commence any development (within the meaning of the Planning Acts) on or by reference to the demised premises without the consent in writing of the landlord such consent not to be unreasonably withheld or delayed Purchase notice
      3(16)Not to serve any purchase notice under the Planning Acts requiring any local authority to purchase the tenants interest in the demised premises or any part thereof without first offering to surrender this lease to the landlord at the price that might reasonably be expected to be obtained from the local authority pursuant to such a purchase notice such price in the absence of agreement between the parties to be referred to the decision of an independent surveyor nominated by the President of the Royal Institution of Chartered Surveyors whose decision shall be final and binding upon the parties and who shall act as an expert and not an arbitrator Assignment and underletting
           3(17) (a) Not to assign charge or part with possession or occupation whether by licence management or otherwise of part or parts only of the demised premises (the same being hereby expressly prohibited)
           (b) Not to assign charge underlet or part with possession of the whole of the demised premises without first having obtained the Landlord's written licence which shall not (subject as hereinafter provided) be unreasonably withheld or delayed in the case of a responsible respectable and financially sound assignee charges or underlessee PROVIDED THAT in any event the any tenant who transfers the whole of the demised premises is to give the Landlord a written guarantee in the terms set out in the Third Schedule and also subject if the Landlord shall reasonably require in the case of an assignee or sub-underlessee which shall be a limited company other than a company whose shares are quoted on a recognised stock exchange in the United Kingdom and incorporated and resident and having its main place of business in the United Kingdom to not less than two respectable and responsible and financially able guarantors entering into a direct covenant with the Landlord for the observance and performance of the covenants on the part of the Tenant herein contained throughout the said term
(c)   on the grant of any  sub-underlease to obtain an unqualified  covenant on the part of the sub-underlessee which shall be enforced by the Tenant not at any time to assign sub-underlet or part with possession of part only of the demised premises or without the Landlord and the Tenants prior consent to assign sub-underlet charge or part with possession of the whole of the demised
                premises    such    covenants    to   be    subject    to   the
                same          matters          as          provided          in
                sub-paragraph (b) of this sub-clause
(d)   Not to sub-underlet any part of the demised premises
(e)   Within  one  month   after  any   charge  or   mortgage   or   assignment
                or  sub-underletting  of the demised premises or any devolution
                of  any  interest   therein   whether   immediate   mediate  or
                derivative to give notice thereof in writing to the landlord or its solicitors and to produce to them a certified copy of the assignment transfer charge or other instrument under which the same arises and pay a reasonable fee (plus Value Added
                Tax) for registration thereof by the landlords solicitors
  User
      3(18)(a) To use  and  occupy  the  demised  premises  for  the  Permitted
User
           (b) Not to use or  allow  or  permit  the  demised  premises  or any
                part thereof   to be used
(i)   for  residential  or  sleeping  purposes  nor for any  illegal or immoral purposes
(ii) for any noisome offensive or dangerous business or occupation (iii) as office for any political party trade union society or similar organisation affiliated thereto or any agent therefor
(iv)  as a betting  office or an office  for the  distribution  to the  general public of Social Security or other benefits
(v) in any way which may tend to become an annoyance nuisance disturbance or inconvenience to or prejudice the Landlord or the Lessees owners or occupiers of any premises adjoining or near the demised premises
(a) Not to use or allow to be used the parking areas forming part of the demised premises for the repair washing or maintenance of motor vehicles and not to store thereon any petrol oil or similar inflammable substances (other than petrol and oil in the tanks of vehicles using the same)
Alterations
      3(19)Not at any time during the said term to damage interfere with or make any addition to or alteration in the demised premises or any party walls or any service conduit duct apparatus or installations therein without the prior written consent of the Landlord (such consent not to be unreasonably withheld or delayed) Provided that such consent shall not be required for carrying out internal non-structural alterations to the demised premises or erecting or removing from time to time such temporary partitioning as may be necessary for the reasonable occupation of the demised premises or from carrying out associated works on the service conduits ducts apparatus or installations PROVIDED ALWAYS that at the expiration or sooner determination of this Lease the Tenant shall at the request of the Landlord dismantle and remove all such partitioning and internal alterations and make good all damage caused
                                                                  Advertisements


      3(20)Other than the name of the occupying Company or firm or other than in respect of signage normally associated with the business of the occupying Company or firm not to exhibit affix or to display or permit or suffer to be exhibited affixed to or displayed on or from the exterior of the demised premises or on the external walls or fences or on the forecourt in front of the demised premises any signboard fascia placard lettering notice price label blind flag pennant sky-signor any advertisement of any kind whatsoever except such as shall have been previously approved in writing by the Landlord and in default the Landlord may enter and remove the same at the Tenant Is sole cost and in the event of any such approval being given to observe the terms thereof and at the expiry or sooner termination of the said term to remove every such thing so approved and make good the demised premises
 Floor Loading
       3(21) Not to place or suspend or suffer to be placed or suspended any object of excessive weight on or from the floors ceilings or walls or structure of the demised premises nor without the Landlords previous written consent which shall not be unreasonably withheld or delayed to set up or permit to be set up on any part of the demised premises any steam gas or electric or other boiler engine machine or mechanical contrivance PROVIDED THAT no such consent shall be required for the installation of normal office machinery and equipment Insurance Insurance
      3(22)   (a)    Not  to do  or  allow  to be  done  in or on  the  demised
                premises   anything   whereby  the  insurance  of  the  demised
                premises   against  the  insured   risks  may  be  vitiated  or
                prejudiced nor without the consent of the Landlord which shall not be unreasonably withheld or delayed do or allow to be done anything whereby any additional premium may become payable for the insurance of the demised premises or of any adjoining or neighbouring premises and in the event of any Landlords insurance policy for the demised premises being vitiated in consequence of any action or omission of the Tenant duly and effectually to indemnify the Landlord against all costs claims proceedings or losses resulting from any damage or injury to the demised premises or any part thereof in respect of which compensation is not forthcoming from the Landlords insurance company and against all costs of any increase or additional premiums incurred by the Landlord
           (b) To notify the Landlord as soon as practicable of any damage to or destruction of the demised premises or any part thereof occasioned by the occurrence of any of the insured risks
           (c) In the event of the demised premises or any part thereof being damaged or destroyed by any of the insured risks at any time during the said term and the insurance money under any insurance effected thereon by the Landlord or the Tenant being wholly or partially irrecoverable by reason of any wilful act or default of the Tenant then and in every such case the Tenant will forthwith (in addition to the said rents) pay to the Landlord the whole (or as the case may require) a fair proportion of the cost of rebuilding and reinstating the same any dispute as to the proportion to be so contributed by the Tenant or otherwise in respect of or arising out of this provision to be referred to arbitration in accordance with the provisions of the Arbitration Act 1996 or any statutory modification or re-enactment thereof for the time being in force
  Auctions
        3(23) Not at any time during the said term to hold or permit any sale by auction to be held upon the demised premises or any part thereof without the written consent of the Landlord for that purpose first obtained
 Fire Regulation
      3(24)   (a)    Not to stop up darken or  obstruct or suffer to be stopped up  darkened  or  obstructed  any  windows  or  other  openings
                belonging   to  the   demised   premises   nor  to  permit  any
                encroachment or easement to be made or acquired on or over the demised premises and that in case any encroachment or easement shall be made or acquired or attempted to be made or acquired the Tenant will give immediate notice thereof to the Landlord and at the request and joint cost with the Landlord will adopt such means as may be reasonably required or deemed proper for preventing any such encroachment or the acquisition of any such easement
           (b) To keep the exterior parts of the demised premises including in particular the car parking area forming part of the demised premises neat and tidy and not to bring upon nor allow to remain upon any exterior part of the demised premises any goods (whether for sale or otherwise) packaging or packing cases waste trade empties or any materials or other things of any kind
 Let or Sale Boards
      3(25)To permit the Landlord and any persons authorised by it to enter upon the demised premises upon giving prior written notice
   and affix and retain without interference upon some part or parts thereof(but not so as to obstruct the access of light and air to the demised premises) notices during the last 6 months of the said term for re-letting or at any time for selling the reversion in the same so long as such notice shall clearly state the reversion only is referred to and to permit all persons with authority from the Landlord at all reasonable hours during the daytime on notice given to enter and view the demised premises
 Prevention of Damage by Effluent etc Discharge
       3(26) (a) Not to permit but to make sure measures as may be necessary to ensure that any effluent discharged from the demised premises into the drains or sewers which belong to or are used for the demised premises whether or not in common with other premises will not be corrosive or in any way harmful to the said drains or sewers or cause any obstruction or deposit therein and to keep all pipes watercourses gullies and drains belonging to the demised premises properly flushed cleansed and free from obstruction and if any such obstruction shall occur forthwith to remove the same and make good any damage caused thereby whether to the structure of the demised premises or otherwise and to indemnify the Landlord against any claims arising from damage caused by such obstruction to adjoining or neighbouring premises
(b) Not to discharge or allow to be discharged from the demised premises any fluid or anything of a poisonous or noxious nature of a kind that might or does in fact contaminate or pollute the air or water and to indemnify the Landlord against any claims arising from damage caused by such contamination or pollution
(c)   To take  at all  times  throughout  the  said  term  all  such  steps  as
                are       necessary       and       proper      to      prevent
                the         emanation          from         the         demised
                premises of noise fumes heat or excessive vibration especially but not only where such emanation will or might be to the detriment of the Landlord or any other owners or occupiers of the adjoining or nearby lands
                                                                 Cost of Notices


      3(27)To pay all costs charges and expenses (including reasonable and proper solicitors costs and surveyors fees) properly and reasonably incurred by the Landlord for the purpose or in contemplation of or incidental to the preparation and service of a notice under Section 146 or 147 of the Law of Property Act 1925 requiring the Tenant to remedy a breach of any of the covenants herein contained notwithstanding forfeiture for such breach shall be avoided otherwise than be relief granted by the court or for the purpose or in contemplation of or incidental to the preparation and service of schedules of dilapidations or notice under the foregoing provisions of this clause during the said term or following the determination thereof Cost of Licences
      3(28)To pay the proper and reasonable legal charges and surveyors fees of the Landlord including the Stamp Duty on the licences and counterparts resulting from all applications by the Tenant for any consent of the Landlord required by this Lease and also the proper and reasonable legal charges and surveyors fees actually incurred by the Landlord in cases where consent is refused or the application is withdrawn] Observe Headlease
      3(29)To perform and observe all the covenants on the part of the tenant contained in the Headlease so far as they relate to the demised premises and are not expressly assumed by the Landlord in this lease Indemnity for Breach of Headlease
      3(30)To indemnify and keep indemnified the Landlord against all damage damages losses costs expenses actions demands proceedings claims and liabilities made against or suffered or incurred by the Landlord arising directly or indirectly out of any breach by the Tenant of the immediately preceding covenant Permit Access to Landlord
      3(31)To permit the Landlord to enter upon the demised premises for any purpose that in the opinion of the Landlord is necessary to enable it to comply with the covenants on its part contained in the Headlease notwithstanding that the obligation to comply with such covenants may be imposed on the Tenant by this Lease

Landlords Covenants
4.    THE Landlord HEREBY COVENANTS with the Tenant as follows:-
                                 Quiet Enjoyment
       (1) That the Tenant paying the rents hereby reserved and observing and performing the Tenants covenants hereinbefore contained shall and may peaceably hold and enjoy the demised premises during the said term without any interruption or disturbance from or by the
            Landlord or any person lawfully claiming through under or in trust for it
                                                               Observe Headlease


(2)   To pay the rent reserved by the Headlease and to perform so far as the
           Tenant is not liable for such performance under the covenants on its part contained in this lease the tenant's covenants and conditions contained in the headlease and to indemnify and keep indemnified the Tenant against all actions claims proceedings costs expenses and demands in any way relating thereto providing that if the Tenant shall at any time or times hereafter pay any sum or sums of money or sustain or incur any loss damage or expense for or on account of the said rent covenants and conditions then and in every such case and so often as the same shall occur it shall be lawful for the Tenant to retain the rent and other sums payable to the Landlord under his underlease until all and every sum or sums of money loss damage or expense as aforesaid shall be paid or satisfied
(3)   To repair and keep repaired the structural walls and roof in good and substantial order repair and condition
      Enforcement of Covenants in Headlease
        (4) Upon receiving notice from and at the expense of the Tenant to use its reasonable endeavours to enforce the covenants on the part of the Superior Landlord contained in the headlease
                                                      Superior Lessor's Consent


      (5) To take all reasonable steps to obtain the consent of the Superior Landlord whenever the Tenant makes an application for any consent required hereunder where the consent of both the Landlord and the Superior Landlord is needed by virtue of this underlease and the headlease



                                                                        Re-entry


5.        5(I)  If the said rents hereby  reserved or any part thereof shall at any time be in arrear and unpaid for twenty one days after the same shall have become due (whether any formal or legal demand therefor shall have been made or not) or if there shall be any breach of any of the covenants conditions or agreements herein contained and on the part of the tenant to be performed and observed or if the Tenant or other person or persons in whom for the time being the said term shall be vested (being an individual or individuals) or any of them shall become bankrupt or have a receiving order made against him or her or them or make any arrangement or composition with or for the benefit of his her or their creditors or suffer any execution to be levied at the demised premises or if the Tenant or any assignee for the Tenant being a company shall enter into liquidation whether compulsory or voluntary (not being merely a
           voluntary   liquidation   for  the   purpose  of   amalgamation   or
           re-construction) or suffer any execution to be levied at the demised premises then and in such case it shall be lawful for the Landlord or any person or persons duly authorised by the Landlord in that behalf to re-enter into or upon the demised premises or any part thereof in the name of the whole peaceably to hold and enjoy the demised premises thenceforth as if these presents had not been made without prejudice to any right of action or remedy of either party against the other in respect of any antecedent breach of any covenant or condition herein contained
                                                                         Notices


      5(2) Any notices required to be given or served under these presents and not otherwise provided for shall be served or deemed to be served on the Tenant if served in accordance with Section 196 of the Law of Property Act 1925 as amended by the Recorded Delivery Act 1962 but so that whilst the Tenant (party hereto) is tenant notices on the Tenant shall not be served by delivery or posting to the or at the demised premises Landlord's Development
      5(3) Nothing herein contained or implied shall impose or be deemed to impose any restriction on the use of any land or building not comprised in these presents or give the Tenant the benefit of or the right to enforce or to have enforced or to permit the release or modification of any covenant agreement or conditions entered into by any purchaser from or by any lessee or occupier of the Landlord in respect of property not comprised in these presents or to prevent or restrict in any way the development of any land not comprised in these presents and further that nothing herein contained shall by implication of law or otherwise operate or be deemed to confer upon the tenant any easement right or privilege whatsoever over or against any adjoining or neighbouring property which now does or hereafter shall belong to the Landlord which would or might restrict or prejudicially affect the future rebuilding alteration or development of such adjoining or neighbouring property and that the Landlord shall have the right at any time to make such alteration to or to pull down and rebuild or redevelop any such adjoining or neighbouring property as it may deem fit without obtaining any consent from but subject to making compensation to the Tenant for all proper loss or damage caused to or suffered by it and provided such future rebuilding alteration or development does not prevent or materially affect the Tenant's use and enjoyment of the demised premises
                                                              Suspension of Rent


      5(4) In case the demised premises or any part thereof shall at any time be destroyed or so damaged by any of the insured risks as to be unfit for occupation or use then and in any such case (unless the insurance of the demised premises shall have been vitiated by the act neglect or default or omission of the Tenant) the rents hereby reserved or a fair and just proportion thereof according to the nature and extent of the damage sustained shall be suspended and cease to be payable until the demised premises shall again be fit for use and occupation or for a period of three years or for whatever period may be issued by the Landlord (as the case may be) (whichever period shall be the shorter) and such proportion in case of disagreement shall be referred to a single arbitrator in accordance with and subject to the provisions of the Arbitration Act 1996 or any statutory modification or re-enactment thereof Frustration
      5(5) If after the expiry of the period of three years mentioned in the preceding sub-clause rebuilding or reinstatement of the demised premises or a substantial part thereof shall be frustrated all insurance monies relating to the demised premises or such part thereof in respect of which frustration occurs shall belong to the Landlord absolutely and at any time thereafter either party may determine this lease by giving to the other not less than three months notice in writing and upon expiry of such notice the term hereby granted shall cease and determine without prejudice to any accrued rights of the parties Statutory Compensation
       5(6)Except where any statutory provision prohibits the Tenants right to compensation being reduced or excluded by agreement the Tenant shall not be entitled to claim from the Landlord on quitting the demised premises or any part thereof any compensation under the Landlord and Tenant Act 1954 or any statute modifying or re-enacting the same
      5(7) It is hereby declared that the walls dividing the demised premises from any adjoining premises shall be party walls and be maintainable at the joint expense of the Tenant and the adjoining owner or owners

Landlord & Tenant Act 1954 section 38(4)
6.    Having    been    authorised    to   do   so   by   an   order   of   the
      Peterborough           County           Court           made           on
      the           2001under            the            provisions           of
      the Landlord & Tenant Act 1954 section 38(4) the parties agree that the provisions of the Landlord & Tenant Act 1954 sections 24 to 28 (inclusive) shall be excluded in relation to the tenancy created by this lease

Certificate
      7. It is certified that there is no agreement for underlease to which this Underlease gives effect

THE FIRST SCHEDULE
Demised Premises
ALL THOSE offices known as 75 Broadway Peterborough shown edged red for identification only on the location plan annexed hereto together with a right of access thereto and egress therefrom with or without vehicles over that part of the Landlord's car park as is cross-hatched black on the said plan from and to Stanley Road at all times

THE SECOND SCHEDULE
Exceptions and Reservations
(a) all rights of light air and easements now or hereafter belonging to or enjoyed by the demised premises from or over and adjacent or neighbouring land or buildings or any interest thereon whether in possession or reversion is at any time during the term vested in the Superior Landlord
(b) the right to support and shelter and all other easements and rights now or hereafter belonging to or enjoyed by the adjacent or neighbouring premises and wherein in possession or reversion is at any time during the said term vested in the Superior Landlord
(c)   the free  passage  and  running  of air gas  electricity  water  and soil
      telephone     and    other     services     through    or    along    the
      sewers       pipes       wires       cables        channels        drains
      watercourses and other conducting media already or hereafter to be built or placed in through over or under the demised premises and the right to connect up to the same
(d) the right of access for themselves and all other persons entitled thereto to pass and repass over the part of the Landlord's car park as is cross hatched black on the said plan from and to Stanley Road
(e) to enter the demised premises at any time without notice in any emergency but otherwise at reasonable times in the daytime on working days only after giving reasonable notice:-
(i)   to make  inventories  of the  fixtures  (other  than  tenant's  and trade fixtures)
(ii)  to inspect the demised premises
(iii) to carry out repairs or alterations to the retained premises (iv) to exercise the Landlord's default powers under clause 5(i) (v) to exercise the Landlord's right to affix re-letting or sale boards under clause 3(25)

                                 THIRD SCHEDULE

                                   DATED 2001

                                      [ ]

                                       and

                                      [ ]



                      ----------------------------------

                              AUTHORISED GUARANTEE
                                    AGREEMENT

                                   relating to

                                      [ ]
                                      [ ]
                                      [ ]
                      ----------------------------------


                                   GREENWOODS
                                   Solicitors
                                 Monkstone House
                                    City Road
                                  Peterborough
                                     PE1 1JE

                                      ( )

DATE:
PARTIES:
(1)   [                                  ]                                   of
[                                    ] ("the Lessor") and
(2)   [                                  ]                                   of
[                                    ] ("the Tenant")

1.    Definitions and recitals
      1.1 This deed is supplemental to a lease [an underlease] ("the Lease") dated [ ] and made between (1) the Lessor and (2) the Tenant
           by        which         the         property         known        as
           [            ]            ("the            Property")            was
           demised   for  a  term  of  [  ]  years  from  and   including   the
           [   ]   ("the   Lease   Period")   subject   to   the   payment   of
           the rents reserved by and the performance of the provisions of the Lease
      1.2 The reversion immediately expectant on the determination of the Lease Period [remains/is now] vested in the Lessor and the unexpired residue of the Lease Period [remains/is now] vested in the Tenant
1.1 The Lease contains provisions prohibiting the Tenant from transferring the Property without the consent of the Lessor such consent not to be unreasonably withheld in certain circumstances and further provides that any consent will be subject to a condition that the Tenant enters into an authorised guarantee agreement as defined in the Lessor and Tenant (Covenants) Act 1995 ("the 1995 Act")
1.2 The Lessor has agreed (at the request of the Tenant) to grant a licence to the Tenant to transfer its estate and interest in the Property to [ ] of [ ] ("Transferee") subject to the Tenant and the Transferee entering into a formal licence in the form required by the Lessor and the Tenant entering into this Authorised Guarantee Agreement
1.3 All terms defined in the Lease have the same meanings when used in this deed except where the contrary appears

2.    Authorised Guarantee Agreement
2.1   This Deed is an  authorised  agreement as defined in the 1995 Act section
           16
2.2    Nothing in this Deed imposes on the Tenant:-
2.2.1 any  requirement  to  guarantee  the  performance  under the Lease of any person other than the Transferee or
2.2.2 any liability restriction or other requirement (of whatever nature) in relation to any time after the Transferee is released by the Act from its obligations under the Lease

3.    Tenant's covenants
      The Tenant covenants with the Lessor and (without the need for any express assignment) with all of the successors in title:-
3.1   if the  Transferee  does not pay the Rent or any  other sum due under the
           Lease on the date on which it is due to pay to the Lessor on demand the Rent or other sum
3.2 if the Transferee is in breach of any provision of the Lease to remedy that breach on demand and to indemnify and keep indemnified the Lessor against all Losses suffered by the Lessor as a result (directly or indirectly) of that breach
3.3   in addition to the  obligations set out in Clauses 3.1 and 3.2 and if the
           Lease is disclaimed by the Transferee's trustee in bankruptcy or liquidator:-
3.3.1 to pay to the Lessor on demand an amount equal to the Rent and other sums of a recurring nature that would have been payable under the Lease for the period beginning on the date of disclaimer and ending on the earliest of:-
3.3.1.1    the date upon which the Property is relet
3.3.1.2    the expiry of the Lease Period
3.3.1.3    the  expiry of the period of one year  beginning  on the date of the disclaimer or
3.3.2 if requested by the Lessor within ninety days of disclaimer to take from the Lessor a lease of the Property from the date of disclaimer for the residue of the Lease Period at the Rent payable at the time of disclaimer or (where a rent review is pending at the time of disclaimer at the Rent that is subsequently agreed or determined under Clause 9 of the Lease to have been payable at the time of disclaimer) and upon the same terms as those contained in the Lease with all provisions of a periodical nature (including for example those relating to review of the Rent) expressed to apply on the actual dates that would have applied if the Lease had not been disclaimed and
3.3.3 to pay the costs of the Lessor  incurred in  relation  to the  disclaimer and where appropriate the grant of the lease to the Tenant

4.    Application of Tenant's covenants
      The obligations of the Tenant set out in Clause 3 will continue to apply even if:- 1.1 the Lessor grants any time or indulgence to the Transferee or fails to enforce payment of the Rent or any other sum or the performance of the terms of the Lease
1.2 the Lessor refuses to accept the Rent tendered when the Lessor was entitled (or would after the service of a notice under the Law of Property Act 1925 section 146 be entitled) to re-enter the Property
1.3 the terms of the Lease are varied except where the variation is a relevant variation as defined in the 1995 Act section 18(4)
1.4 a revised Rent has been agreed or determined under Clause 10 of the Lease including any stepped rent phased rent or other rental formula that may be agreed
1.5 the Transferee surrenders part of the Demised Premises and where this happens the Liability of the Tenant under the Lease continues for the part of the Demised Premises not surrendered after making any necessary apportionments under the Law of Property Act 1925 section 140
1.6   the Tenant would have been released by any other event

5.    Duration of the Tenant's covenant
      The obligations of the Tenant set out in Clause 3 above apply for the period beginning on the date upon which the Property is transferred to the Transferee and ending on the date upon which the Transferee is released by the 1995 Act from its obligations under the Lease SIGNED and DELIVERED as a Deed on behalf of [company] by [name] a director and [name] a director/secretary


      EXECUTED as a Deed by CORGENIX UK LIMITED acting by:


                     Director

                     Director/Secretary

                      [GRAPHIC OMITTED][GRAPHIC OMITTED]


December 18, 2001



Mr. Hugh Hoogendoorn
President
Affinity Biologicals, Inc.
1395 Sandhill Drive
Ancaster, Ontario,
Canada L9G 4V5

Dear Hugh:

      This Letter of Intent outlines the general terms and conditions under which Corgenix Medical Corporation ("Corgenix"), a Nevada corporation, desires to purchase one-hundred percent (100%) of the issued and outstanding capital stock of Affinity Biologicals, Inc. ("ABI"), a corporation organized and governed under the laws of the Province of Ontario Canada.

      The following proposed terms and conditions are general in nature, have been arrived at by Corgenix without benefit of due diligence and detailed negotiations and are subject to agreement by the parties to the terms and conditions of a definitive Purchase Agreement containing the terms outlined herein.

      Subject to the foregoing, the principal terms and conditions of the transaction are described below.

      1)   Shares to be Acquired

           Hugh Hoogendoorn and Patricia Hoogendoorn ("Sellers") represent that they own collectively, sole and exclusive, good and marketable title to 100% of the capital stock of ABI. Sellers represent and warrant that the antibody and antibody related products business of Sellers (or either of them) or their affiliates, is conducted solely through ABI. At the Closing, Corgenix will purchase from the Sellers, and the Sellers shall deliver to Corgenix, good and marketable title to all of the shares of the capital stock of ABI, which shall constitute 100% of the outstanding capital stock ("ABI Shares") of ABI as of the closing.

      2)   Purchase Price and Additional Financial Terms

           The aggregate consideration to be paid by Corgenix for the Shares has been determined in reliance upon financial statements made available to Corgenix, representations of the Sellers about the current and prospective business of ABI and representation of the Sellers that all the permits and other regulatory approvals and certifications for the continued operation of ABI are, or when received prior to the Closing, will be adequate to operate the business at the levels and in the manner projected by the Sellers and ABI. The purchase price to be paid by Corgenix and additional terms are as follows:

a)    Consideration for Purchase of ABI Shares:
      ----------------------------------------

(i)   Issuance at the Closing of U.S.  $1,000,000 worth of Rule 144 restricted
                common stock of    Corgenix ("Corgenix Shares").  The number
                of Corgenix Shares to be issued will be based on the average of the closing price for Corgenix common stock on the NASDAQ bulletin board market for the twenty (20) days prior to the signing of a definitive acquisition agreement (the " Purchase Agreement") by Corgenix and the Sellers. Note: Corgenix stockholders recently approved a 1 for 5 reverse stock split of its common stock, effective for stock outstanding as of January 15, 2002, so the Corgenix Shares to be issued to Sellers will be post-reverse stock split shares.

(ii) Delivery at the Closing of a U.S. $500,000 4 year promissory note of Corgenix payable jointly to Mr. and Mrs. Hoogendoorn (the "Corgenix Note"). The Corgenix Note shall bear interest at the prime rate as reported in the Money Rates section of the Wall Street Journal plus 3/4 %, said interest rate to be adjusted at the beginning of each quarter. The Corgenix Note will be secured by a security interest in the assets of Corgenix and ABI, such security interest to be junior to any security interest then existing or thereafter granted by Corgenix to a financial institution providing loans to Corgenix.

(iii)  Cash at the Closing in the amount of U.S. $500,000 payable via a certified check.

b)    Mr. Hoogendoorn Employment Agreement: Execution of a 3-year employment
      ------------------------------------
             agreement         providing salary and benefits as now received
             by Mr. Hoogendoorn from ABI, reflecting any additional responsibilities resulting from the acquisition of ABI by Corgenix. It is agreed by Corgenix and Mr. Hoogendoorn that said salary will be US $120,000 per year.

c)    Mrs. Hoogendoorn Employment Agreement:  Execution of a 2-year employment
      --------------------------------------
             agreement providing salary and benefits as now received by Mrs. Hoogendoorn, and containing such other terms as the parties may agree.

      3) Structure of Purchase - Tax Considerations.
         ------------------------------------------

      Acquisition of 100% of the ABI Shares by Corgenix may be accomplished either (i) by direct purchase by Corgenix from the Sellers (a "Direct Purchase") or (ii) indirectly by purchase by a wholly-owned subsidiary of Corgenix organized under the laws of a Canadian province (an "Indirect Purchase"), depending upon the advice of tax representatives to Seller and Corgenix regarding the preferred tax structure for the acquisition. If an Indirect Purchase structure is used, the parties contemplate that:

(a) Corgenix will form a wholly-owned corporation under the laws of the Province of Nova Scotia (or other appropriate Province) ("Corgenix Canada").

(b) Corgenix Canada and Corgenix will enter into a definitive Purchase Agreement with Sellers and ABI containing the terms outlined in this LOI.

(c) At Closing, Corgenix Canada will issue to Sellers in exchange for the ABI Shares:

(i) Corgenix Canada convertible preferred stock which is convertible, at the election of the Sellers, into a number of shares of Corgenix Common Stock as outlined in Paragraph 2(a)(i) above. The Corgenix Common Stock will be restricted securities under Rule 144 promulgated by the U.S. Securities and Exchange Commission.

(ii) Corgenix Canada will deliver to Sellers the promissory note described in Paragraph 2(a)(ii) above, such note to be guaranteed or co-signed by Corgenix as parent corporation.

           In all other material respects, the terms and conditions of the Indirect Purchase structure will be identical to the terms and conditions of the Direct Purchase structure, the intent of the Indirect Purchase being the facilitation of tax planning by Sellers regarding their sale of the ABI Shares.




      4)     Definitive Purchase Agreement

           a) As soon as practicable after the date hereof, respective legal counsel will prepare a definitive Purchase Agreement with regard to this transaction containing customary representations and warranties, provisions for indemnification including a mutually agreed escrow of a portion of the Corgenix or Corgenix Canada Shares to be issued to Sellers at closing to secure such Seller indemnification obligations and other appropriate terms and conditions.

           b) In addition, the definitive Purchase Agreement will contain certain affirmative and negative covenants, including, but not limited to, the following:

(i) Non-competition agreements from the Sellers prohibiting any competition with Corgenix, said agreements being in all respects the same as the non-competition agreements set forth in the employment agreements with the other Corgenix officers.
(ii) Employment contracts with Hugh and Patricia Hoogendoorn, acceptable to Corgenix and Hugh and Patricia Hoogendoorn. Such employment contracts will be in the same general format as those for other executives of Corgenix.
(iii) Mr. Hoogendoorn's employment contract will provide that his title will be President of ABI, and Vice President of Corgenix, together with a voting position on the Board of Directors of Corgenix. Mr. Hoogendoorn will have primary management responsibility regarding ABI, reporting to the President of Corgenix and to the Corgenix Board.
(iv) ABI management personnel will participate in the consolidated group management performance bonus plan, not a separate ABI plan, with the focus of management incentive compensation to be overall financial performance of the consolidated group.
(v) Staffing and employment decisions regarding existing ABI employees post-Closing will be made according to the following procedure:

a. Staffing will be assessed on a consolidated company basis, meaning that both Corgenix and ABI employment, staffing, business activity, prospects, and profitability / performance will be evaluated on an aggregate basis, with no preference in hiring / firing given to any component group member.
b. Staffing decisions will be based on recommendations made by senior management of Corgenix and ABI, with final decisions regarding major staff reductions, if any are required, being made by the Board of Directors of Corgenix. Mr. Hoogendoorn, as a Board member, shall be entitled to participate in such decision.

(vi) Regarding transfer pricing of product sales between ABI and Corgenix, due consideration shall be given to:

a.    the aggregate tax impact of the inter-company sales on the consolidated income tax expense of the consolidated group;
b.    the specific tax requirements imposed by the United States and by
                        Canada; and
c. general good business practice, including appropriate regard to reasonable profit margins, with the primary consideration to be maximizing consolidated group financial performance, not relative intercompany performance of any single component member company.

(vii) ABI may retain its leased vehicle post-Closing for transport and delivery of products.

5)     Investigation; Confidentiality

           a) The Sellers will permit Corgenix and, Corgenix's accounting, legal, financial and technical representatives to conduct an investigation and evaluation of the business, assets, books and records of ABI ("the Business"), and the Sellers will provide such assistance as is reasonably requested and will provide access at reasonable times to information related to the assets and operation of the Business.

b)    Except to the extent that information  provided by ABI and the Sellers is in the public domain or is readily ascertainable from public sources, such information concerning the Business provided to Corgenix and its representatives shall be kept in strict confidence. If this Letter of Intent is terminated for any reason, upon the Seller's request, such information and all such documentation with respect thereto and all copies thereof shall be destroyed or returned to the Sellers, and all notes, memoranda or other similar documents shall be destroyed or returned to the Sellers.

           c) Sellers, ABI and Corgenix shall maintain in confidence all "confidential information" (defined below) disclosed by one party to another, and shall not disclose the same (other than to legal and accounting advisers of such party having a like duty of confidentiality) without the prior written consent of the disclosing party. "Confidential information" shall mean any information identified as confidential by the disclosing party, but shall not include any information generally available in the public domain or from third parties not under a duty of confidentiality regarding the information. If this Letter of Intent is terminated for any reason, the receiving party shall, upon request of the disclosing party, either return or destroy (as directed by the disclosing party) all notes, memoranda or other similar documents containing the confidential information.


      6)   Conduct of Business

a)    During the period from the date hereof to the Closing Date, as hereinafter defined, (a) the Business will be carried on in accordance with past custom and practice, (b) ABI and Sellers will not enter into any contract, agreement or transaction other than in the ordinary course of business and in accordance with past custom and practice, (c) ABI and Sellers will not remove any of the assets of the Business by way of dividend, distribution, withdrawal or any other means by which the assets of the business will be reduced except in the ordinary course of business and (d) ABI and Sellers will not issue, sell or otherwise transfer any shares of their capital stock.

b)    Sellers and ABI agree to negotiate exclusively with Corgenix until March
             31, 2002, regarding the terms of the definitive Purchase Agreement. Prior to March 31, 2002, neither the Sellers nor ABI shall negotiate with any party other than Corgenix regarding any equity (including convertible, exchangeable or similar debt) investment in or purchase of capital stock of ABI (including, without limitation, any sale, transfer, option or other right to purchase the ABI Shares held by the Sellers).


      7)   Closing Conditions

           The closing of the transaction contemplated hereby shall occur on a date to be specified in the definitive Purchase Agreement, which shall be on or about March 31, 2002 (the "Closing Date"). The obligations of the parties hereto to consummate the transaction contemplated hereby is conditional, among other things, upon:

           a)   As to the obligations of the Sellers and Corgenix:

                (i) Negotiation and execution of a satisfactory definitive Purchase Agreement containing generally the terms and conditions of the transaction contemplated herein, and such other terms as the parties may agree; and

(iii) Sellers and Corgenix obtaining all necessary governmental and third party consents and approvals;

           b)   As to the obligations of Corgenix:


(i) The absence of any material adverse change in the financial condition, operating results, assets or operations of ABI and the Business prior to closing;

(ii) Corgenix being satisfied with the result of the business, accounting, legal and technical due diligence investigation of ABI and the Business performed by its attorneys, accountants and financial and technical representatives;

(iii) Receipt of audited financial statements of ABI for the fiscal years ended October 31, 2001 and 2000 and unaudited financial statements for the stub period through February 28, 2002, acceptable to Corgenix; and

(iv) The formal approval of the Board of Directors of Corgenix to the transaction contemplated hereby.


      8)   Public Disclosure

           Except as required by law, no public disclosure or publicity concerning the subject matter hereof or the transaction contemplated hereby will be made without the approval of Corgenix. The parties hereto will cooperate to prepare joint press releases to be issued on or about January 9, 2002 and upon closing of the transactions contemplated hereby.


      9)   Expenses

           The parties will pay all of their own respective expenses in connection with the transactions contemplated hereby.


      10) EXCEPT FOR THE PROVISIONS OF PARAGRAPHS 5, 6, 8 AND 9 HEREOF WHICH SHALL BIND AND INURE TO THE BENEFIT OF THE PARTIES HERETO AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS, IT IS UNDERSTOOD THAT THIS LETTER OF INTENT IS A STATEMENT OF INTENT AND WHILE ABI, THE SELLERS AND CORGENIX AGREE IN PRINCIPLE TO THE CONTENTS HEREOF, SUBJECT TO THE CONDITIONS ABOVE SET FORTH, NEITHER ABI, THE SELLERS NOR CORGENIX SHALL HAVE ANY LEGAL OBLIGATIONS TO ONE ANOTHER UNLESS AND UNTIL A DEFINITIVE PURCHASE AGREEMENT IS DULY EXECUTED AND DELIVERED BY EACH OF THEM.

      If you are in agreement with the terms and conditions of this Letter of Intent and desire to proceed on that basis, please sign the enclosed duplicate of this letter in the space provided below and return it to us. Upon receipt of an executed copy of this letter, we shall proceed expeditiously to effectuate the transactions described in this Letter of Intent.

Very Truly Yours,

Corgenix Medical Corporation


By
      ----------------------
      Douglass Simpson
      President




Accepted this       day of _________________, 2001
              -----




AFFINITY BIOLOGICALS, INC.


By:   _________________________
      Hugh Hoogendoorn
      President


Sellers:


              -------------------------
              Hugh Hoogendoorn


              -------------------------
              Patricia Hoogendoorn

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



February 12, 2001                   By:   /s/ Luis R. Lopez
                                         -----------------
                                         Luis R.Lopez, M.D.
                                         Chairman and Chief Executive Officer