Form 10QSB
period 2002-03-31
CORGENIX MEDICAL CORP/CO
filed 2002-05-15
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the quarterly and nine month periods ended March 31, 2002

      _    TRANSITION  REPORT  UNDER  SECTION  13 or 15 (d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
                        For the transition period from to
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


The number of shares of Common Stock outstanding was 4,327,899 as of April 19, 2002.


Transitional Small Business Disclosure Format.     Yes _     No X_

                          CORGENIX MEDICAL CORPORATION


                                 March 31, 2002





                                TABLE OF CONTENTS


                                                                            Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                           3


      Item 2.   Management's  Discussion  and Analysis of  Financial  Condition
                and Results of Operations                                   9




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                          18


      Item 2.   Changes in Securities and Use of Proceeds                  18


      Item 3.   Defaults Upon Senior Securities                            19


      Item 4.   Submission of Matters to a Vote of Security Holders        19


      Item 5.   Other Information                                          19


      Item 6.   Exhibits and Reports on Form 8-K                           19

                                     PART I
                   Item 1. Consolidated Financial Statements

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                     March 31,  2002             June 30, 2001
                                        (Unaudited)
                Assets

Current assets:
  Cash and cash equivalents             $197,349                     320,140
  Accounts receivable, less allowance
    for doubtful accounts of  $14,000    834,998                     585,704
  Inventories                            698,924                     556,521
  Prepaid expenses                        69,583                      13,612
             Total current assets      1,800,854                   1,475,977
Equipment:
  Machinery and laboratory equipment     513,697                     353,549
  Software, furniture, fixtures
  and office equipment                 1,117,119                   1,010,631
                                     -----------                --------------
                                       1,630,816                   1,364,180

  Accumulated depreciation and
     amortization                       (764,277)                    (551,393)
             Net equipment               866,539                      812,787
                                      -----------                --------------

Intangible assets:
  Patents, net of accumulated
    amortization of $851,858
    and $795,986, respectively           265,686                      321,558
  Goodwill, net of accumulated
    amortization of  $44,001
    and $41,067, respectively             14,655                       17,589
                                      -----------               ---------------
Net intangible assets                    280,341                      339,147
  Due from officer                        12,000                       12,000
  Other assets                             9,686                       65,179
              Total assets           $ 2,969,420                    2,705,090
                                    ============                ===============


                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of  notes payable  $   343,652                      188,998
  Current portion of capital
     lease obligations                    85,187                       31,186
  Accounts payable                       496,421                      746,642
  Accrued payroll and related
     liabilities                         122,088                      141,528
  Accrued interest payable                92,709                       82,689
  Other liabilities                      126,166                       72,642

  Employee stock purchase plan payable     3,915                        2,235
                                        --------                      --------
      Total current liabilities        1,270,138                    1,265,920

Notes payable, excluding
    current portion                      536,154                      618,370
Capital lease obligations, excluding
 current portion                         122,080                       49,379
                                        ---------                     --------
             Total liabilities         1,928,372                    1,933,669

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
    Authorized 5,000,000 shares,
    none issued or outstanding            -                             -
  Common stock, $0.001 par value.
    Authorized 40,000,000 shares;
    issued  and outstanding 4,327,899
    and 4,077,290 on March 31 and
    June 30, respectively                  4,328                        4,077
Additional paid-in capital             4,692,484                    4,475,563
Accumulated deficit                   (3,677,441)                  (3,736,486)
Accumulated other comprehensive income    21,677                       28,267

      Total stockholders' equity       1,041,048                      771,421
Total liabilities and stockholders'
 equity                              $ 2,969,420                     2,705,090

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


Consolidated Statements of Operations and Comprehensive Income (Loss)

-------------------------------------------------------------------------------

                              Three Months Ended          Nine Months Ended
                            March 31,     March 31,     March 31,   March 31,
                               2002         2001         2002        2001

                            --------------------------------------------
                                  (Unaudited)                (Unaudited)



Net sales                   $ 1,244,466   1,112,251    3,522,318     3,063,545
Cost of sales
                                457,644     398,153    1,218,386     1,096,329

                            --------------------------------------------

          Gross profit      $   786,822     714,098    2,303,932     1,967,216

Operating expenses:
  Selling and marketing         273,010     185,339      730,768       532,801

  Research and development      145,460      84,224      420,953       262,120
  General and administrative    332,863     274,966      978,752       659,430

                            ---------------------------------------------
  Total expenses                751,333     544,529    2,130,473     1,454,351

          Operating income  $    35,489     169,569      173,459       512,865

Interest expense, net            42,282      41,058      114,414       110,483

                            ---------------------------------------------

          Net income (loss) $   (6,793)     128,511       59,045       402,382


 Net income (loss)  per
   share, basic             $      -           0.04          .01          0.11

 Net income (loss)  per
   share, diluted           $      -           0.04          .01          0.11

Weighted average shares
   outstanding,  basic       4,291,265    3,486,648    4,268,571     3,555,104
   (note 3)

Weighted average shares
   outstanding, diluted      4,336,372    3,491,432    4,321,526     3,580,027
   (note 3)

          Net income (loss)  $ (6,793)      128,511       59,045       402,382


 Foreign currency
   translation gain (loss)     (1,428)       12,852       (6,590)       13,890

 Total comprehensive
   income (loss)             $ (8,221)      141,363       52,455       416,272
                            ==========     =========     ========     =========
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                     Nine Months Ended
                                                  March 31,      March 31,
                                                    2002           2001
                                              -----------------------------
                                                       (Unaudited)
Cash flows from operating activities:
  Net income                                    $  59,045         402,382
  Adjustments to reconcile net income
    to net cash provided (used)by operating
    activities:
         Depreciation and amortization            271,690          96,551
         Equity instruments issued for services    34,753            -
         Changes in operating assets
         and liabilities:
            Accounts receivable                  (249,294)        (68,305)
            Inventories                          (142,403)          1,165
            Prepaid expenses and other assets        (478)        (55,266)
            Accounts payable                     (250,221)        (60,766)
            Accrued payroll and
              related liabilities                 (19,440)         13,440
            Employee stock purchase plan payable    1,680            (797)
            Accrued interest and other liabilities 63,544        (146,425)
                                               -----------------------------

                  Net cash provided (used)
                  by operating activities        (231,124)        181,979

                                               -----------------------------

Cash flows used by investing
activities- purchase of equipment                 (85,103)       (228,735)

Cash flows from financing activities:
  Proceeds from issuance of common stock          208,160         368,494
  Proceeds from issuance of warrants                  200            -
  Proceeds from issuance of notes payable         203,659            -
  Payments on notes payable                      (131,221)        (80,861)
  Payments  on capital lease obligations          (54,831)        (25,875)
  Payments for costs of issuance of
    common stock                                  (25,941)           -
                                               -----------------------------

                  Net cash provided by
                  financing activities            200,026         261,758
                                               -----------------------------

                  Net increase (decrease)
                  in cash and cash equivalents   (116,201)        215,002

Impact of foreign currency translation
  adjustment on cash                               (6,590)         11,110

Cash and cash equivalents at beginning
  of  period                                      320,140          46,698

                                               ----------------------------
Cash and cash equivalents at end of            $  197,349         272,810
period                                         ============================


Supplemental cash flow disclosures:
  Cash paid for interest                       $   76,672         101,548
Noncash investing and financing activity--
   Equipment acquired under capital leases     $  181,533          27,858

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

      The accompanying consolidated financial statements have been prepared without audit and in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31, 2002 and June 30, 2001 and the results of operations for each of the three and nine month periods ended March 31, 2002 and 2001, and the cash flows for each of the nine month periods then ended. The operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

      In the quarter ended December 31, 2001, we began development of a business-to-business web site (Corgenix On Line) for reference laboratory and hospital customers and potential customers worldwide. The web site, when completed, will allow customers to place orders for our diagnostic products, pay for said orders, and track the status of such orders. It will also give full specifications and details on all of our diagnostic test kits. As was the case in the paragraph above, the internal and external costs of developing and enhancing the software, other than initial design and other costs incurred during the preliminary project stage have been capitalized and will continue to be capitalized until the software has been completed. To date, all products and enhancements thereto have utilized proven technology. Such capitalized amounts (approximately $75,000 as of March 31, 2002) will be amortized commencing when the website is placed in service on a straight line basis over a three-year period.

3.         EARNINGS PER SHARE

      On January 15, 2002, the Company effected a one-for-five reverse stock split. Previously reported share and earnings per share amounts have been retroactively adjusted to reflect the reverse split for all periods. Basic and diluted net income (loss) per share is presented based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic income per share and diluted income per share is due to the effect of outstanding warrants and stock options.


      The components of basic and diluted income (loss) per share are as follows:

                                    3             3            9           9
                                  months        months       months      months
                                  ended         ended        ended       ended
                                 March 31,     March 31,    March 31,  March 31,
                                   2002         2001          2002        2001

Numerator:
  Net income (loss)            $ (6,793)      $128,511     $59,045     $402,382
                               =========      ========     =======     ========
Denominator:
  Historical   common  shares
   outstanding    for   basic
   income  (loss)  per  share
   at beginning of  period    4,281,246      3,488,235   4,077,290    3,370,423
  Impact  of  shares   issued
   during the period             10,019         (1,587)    191,281      184,681
  Denominator    for    basic
   income    per    share   -
   weighted average shares    4,291,265       3,486,648  4,268,571    3,555,104
  Incremental  common  shares
   attributable   to   shares
   issuable    under   equity
   incentive  plans (treasury
   stock method)                 45,107           4,784    52,955        24,923
                                --------        -------    -------      -------
  Denominator   for   diluted
   net  income  per  share  -
   weighted average shares    4,336,372       3,491,432  4,321,526    3,580,027
Basic income (loss)per share  $    (.00)       $   0.04   $    .01    $    0.11
                              ==========        ========   ========    =========
Diluted earnings (loss)
per share                     $    (.00)       $   0.04   $    .01    $    0.11
                              ==========        ========  =========    =========

4.     INCOME TAXES

      The Company recognized a net loss for the three months and net income for the nine months ended March 31, 2002. Although the Company recognized net income in the years ended June 30, 2001 and 2000, it historically has incurred losses, and accordingly no income tax benefit has been recognized. The Company will continue to assess when it is appropriate to reverse some or all of the valuation allowance for deferred income taxes based on projecting net income in the future or utilization of tax planning strategies.

5.    SEGMENT INFORMATION

      The Company has two segments of business: the domestic segment, which includes revenues generated by sales to customers in the United States, Canada, Mexico and Japan, and includes all expenses in the Denver, Colorado headquarters including corporate expenses; and the international segment, which includes sales to customers worldwide except for those covered in the domestic segment, and includes all expenses of the Corgenix subsidiary in the UK. The Company's other subsidiary, health-outfitters.com, Inc. had insignificant revenue for the three and nine months ended March 31, 2002 (approximately $3,500 and $5,000 respectively) and no revenue for the three and nine months ended March 31, 2001. The expenses for health-outfitters.com, Inc., are included in the domestic segment. The following table sets forth selected financial data for these segments for the three and nine month periods ended March 31, 2002 and 2001.



                    Three Months Ended March 31,    Nine Months Ended March 31,
                Domestic  International   Total  Domestic International  Total

Net
sales    2002  $966,467     277,999   1,244,466  2,670,812  851,506  3,522,318
         2001  $824,863     287,388   1,112,251  2,361,667  701,878  3,063,545
              ----------   --------  ----------  --------- --------- ---------
Gross    2002  $611,097     175,725     786,822  1,746,029  557,903  2,303,932
profit   2001  $529,562     184,536     714,098  1,518,552  448,664  1,967,216
              ----------   --------  ----------  ---------  -------- ---------

Net
income   2002 $(98,330)      91,537     (6,793)   (102,522) 161,567     59,045
(loss)   2001 $ 13,121      115,390    128,511     235,905  166,477    402,382
              ----------   --------   ---------   --------- --------  ---------

Deprec.  2002 $ 89,093          923     90,016     269,844    1,846    271,690
and      2001 $ 30,579           -      30,579      96,551      -       96,551
Amort.
              ----------   --------    --------   --------- -------   ----------

Interest 2002 $(29,369)     (12,913)   (42,282)    (87,325) (27,089)  (114,414)
expense  2001 $ 32,331        8,727     41,058      85,772   24,711    110,483
              ----------   --------    --------   ---------  -------   ---------

Long-    2002 $1,146,880      7,861  1,146,880   1,139,019    7,861  1,146,880
lived    2001 $1,200,949      9,880  1,210,829   1,200,949    9,880  2,798,947
assets        ----------   ---------  ---------  ---------    ------  ---------

Included in domestic revenues above are sales to one customer, Chugai, which represented 14.5% and 12% for the three months ended March 31, 2002 and 2001, respectively and 16% and 12% for the nine months ended March 31, 2002 and 2001, respectively.


6.    PROPOSED ACQUISITION


   On January 9, 2002, the Company announced that it had signed a letter of intent to acquire Affinity Biologicals, Inc., a privately-owned Canadian company which is a primary manufacturer of quality antibodies and plasmas for use in hemostasis research and medical diagnostics.

   Under the terms of the letter of intent, the Company will purchase Affinity for $2 million in cash, stock and notes payable. The acquisition is expected to close on or about June 30, 2002.



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



Results of Operations


           Three Months Ended March 31, 2002 compared to 2001

      Net sales. Net sales for the three months ended March 31, 2002 were $1,244,466 an 11.9% increase from $1,112,251 in 2001 due to continued expansion of our worldwide distribution network, overall product mix, and the revenue contribution of new products. Product sales increased in most categories. Domestic sales increased 17.2%, while sales to international distributors decreased 3.3%; Sales to OEM partners increased 36.1%, primarily due to ordering patterns. Included in the above increase in domestic sales was an increase of 40.7% in the sales of Hyaluronic Acid Test Kits ("HA') to Chugai for distribution in Japan. Chugai is the Company's largest customer, representing approximately 14.5% and 12% of sales in the quarters ended March 31, 2002 and 2001, respectively. Chugai has unexpectedly not forecasted any orders for HA product after November 2002. Our management has not determined Chugai's intent with respect to orders of HA product after November 2002 and we are trying to determine the status of these orders. As we are unclear whether or not Chugai will place orders after November 2002, we are internally not projecting any orders by Chugai of HA after November 2002. The majority of the Company's sales increase for the current fiscal quarter was due to higher unit volume (which increased approximately 11.0%), as opposed to an increase in average price per unit sold of approximately 5.2%). Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2002. Sales of products by health-outfitters.com were not significant in the second fiscal quarter and, since we envision a slow-growth scenario, are not expected to be significant in fiscal year 2002.

      Cost of sales. Cost of sales was 36.8% of sales in the second quarter ended March 31, 2002 compared to 35.8% for last year's third quarter. This slight increase reflects higher raw material, labor-related and overhead components (most notably facility-related) of cost of sales for the three month period.

      Selling and marketing. Selling and marketing expenses increased 47.3 % to $273,010 for the three months ended March 31, 2002 from $185,339 in 2001 due to increases in advertising, outside services, payroll-related costs, and royalties expense.

      Research and development. Research and development expenses for the three months ended March 31, 2002, increased 72.7% to $145,460 from $84,224 in 2001. Most of this increase came as a result of increased labor-related costs and purchases and development costs of new products, most notably a joint proof of principle development project.

      General and administrative. General and administrative expenses for the three months ended March 31, 2002, increased 21.1% to $332,863 from $274,966 in 2001, due to the amortization of software development costs, the expense of health outfitters.com web site and to increases in occupancy costs, payroll-related costs, and outside services expense such as legal, accounting and consulting expenses.

      Interest expense. Interest expense increased 31.6% to $42,282 in 2002 from $41,058 in 2001 due primarily to an increase in capital lease obligations.

      Nine  Months Ended March 31, 2002 and 2001

      Net sales. Net sales for the nine months ended March 31, 2002 were $3,522,318 a 15.0% increase from $3,063,545 in 2001 due to continued expansion of our worldwide distribution network, overall product mix, and the revenue contribution of new products. Product sales increased in all categories. Domestic sales increased 13.1%; sales to international distributors increased 21.3%; and sales to OEM partners increased 26.4%, primarily due to ordering patterns and to sales to new OEM partners. Included in the above increase in domestic sales was an increase of 60.1% in the sales of HA to Chugai for distribution in Japan. Chugai is the Company's largest customer, representing approximately 16% and 12% of sales in the nine months ended March 31, 2002 and 2001, respectively. The majority of the Company's sales increase for the current six months was due to higher unit volume (which increased approximately 14.0%), as opposed to increases in average price per unit sold (which increased 3.1%). Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2002. Sales of products by health-outfitters.com were not significant in the first nine months and, since we envision a slow-growth scenario, are not expected to be significant in fiscal year 2002.

      Cost of sales. Cost of sales was 34.6% of sales for the nine months ended March 31, 2002 compared to 35.8% for the prior year's first nine months. This slight improvement reflects slightly lower raw material, labor-related and overhead components for the nine month period.

      Selling and marketing. Selling and marketing expenses increased 37.2 % to $730,768 for the nine months ended March 31, 2002 from $532,801 in 2001 due to increases in advertising, outside services, payroll-related costs and royalties expense.

      Research and development. Research and development expenses for the nine months ended March 31, 2002, increased 60.6% to $420,953 from $262,120 in 2001.
Most of this increase came as a result of increased labor-related costs and purchases and development costs of new products, most notably a joint proof of principle development project

      General and administrative. General and administrative expenses for the nine months ended March 31, 2002, increased 48.4% to $978,752 from $659,430 in 2001, due to the amortization of software development costs, the expense of health outfitters.com web site and to increases in occupancy costs, payroll-related costs and outside services expense such as legal, accounting and consulting expenses.

      Interest expense. Interest expense for the nine month period ending March 31, 2002 increased 12.7% to $114,414 in 2002 from $110,483 in 2001, primarily due to an increase in capital lease obligations.

      Liquidity and Capital Resources

      Cash used by operating activities was $231,124 for the current nine months compared to cash provided by operations of $181,979 during the prior fiscal year's comparable first nine months. The useage for the current nine months was primarily attributable to the Company's $343,337 reduction in period-to-period net income ($59,045 compared to $402,382), the investment in working capital resulting in an increase in accounts receivable, inventories and prepaid expenses, along with a substantial reduction ($250,221) in accounts payable. The Company expects this trend to continue as its revenues increase. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $85,103 for the current nine month period. The useage in the current nine months was mainly attributable to the addition of manufacturing and computer equipment required by the Company in addition to the capitalized costs of the Company's new business-to-business website, Corgenix On Line.

      Net cash provided by financing activities amounted to $200,026 for the current nine months. The cash provided by financing activities was primarily due to the private sale of the Company's common stock, amounting to a net amount realized of $185,395 in addition to new notes payable of $203,659.

      Historically, we have financed our operations primarily through sales of common and preferred stock. In fiscal 2001, we raised $496,316 before offering expenses through a private sale of common stock.

      We have also received financing for operations from sales of diagnostic products. As of March 31, 2002, our accounts payable decreased 33.5% to $496,421 from $746,642 as of June 30, 2001 due to a concerted effort on our part to bring the accounts payable to a more current status.

      Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of common stock mentioned above, and long-term debt financing, of which $652,665 remained outstanding on the SBA note payable as of March 31, 2002. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2002 to develop the markets and obtain the regulatory approvals for the HA products, and to pursue all of our strategic objectives. We believe that our current availability of cash and working capital are adequate to meet our ongoing needs for at least the next twelve months.

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

      On October 3, 2001, the Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company does not expect the impact of adopting SFAS No. 144 to be significant.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $3,677,441, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both the diagnostic business and the consumer products business, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, our selling and marketing activities or our plans to develop the Consumer Products Business, any of which could have a material adverse effect on the future of the business.

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

      Uncertainty as to Future Orders for Hyaluronic Acid Test Kits ("HA") from Company's Largest Customer

      Chugai has unexpectedly not forecasted any orders for HA after November 2002. Our management has not determined Chugai's intent with respect to orders of HA after November 2002 and we are trying to determine the status of these orders. As we are unclear whether or not Chugai will place orders after November 2002, we are internally not projecting any orders by Chugai of HA after November 2002.

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


Item 2.    Changes in Securities and Use of Proceeds


                From July 1, 2001 through March 31, 2002, we sold a total of 237,300 shares of Common Stock at $.8772 per share for a total of $208,160 to 12 accredited investors and one foreign investor. The sales were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 144 (2) of the Securities Act. The shares were not registered under federal or state securities laws, and, therefore, will be "restricted securities" as such term is defined in Rule 144 promulgated under the Securities Act. The Company intends to use the proceeds of the private placement to assist in the marketing and regulatory development of the Company's HA diagnostic test, acquire capital equipment, reduce short-term debt, accelerate research and development of new products and for general working capital. The Company effected a one for five reverse stock split on January 15, 2002.

Item 3.    Defaults Upon Senior Securities


      None


Item 4.    Submission of Matters to a Vote of Security Holders


(a)   None

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

10.12    Employment Agreement dated April 1, 2001 between Douglass
         T. Simpson and the Company.
10.13    Employment Agreement dated April 1, 2001 between Ann L.
         Steinbarger and the Company.
10.14    Employment Agreement dated April 1, 2001 between Taryn G.
         Reynolds and the Company.
10.15 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company.
10.16    Consulting Contract dated May 22, 1998 between Wm. George
         Fleming, Bond Bio-Tech, Ltd. and the Company (filed as
         Exhibit 10.16 to the Company's Registration Statement on
         Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.17    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998,
         and incorporated herein by reference).
10.19 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed as Exhibit 10.19 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.27    Warrant agreement dated June 1, 2000 between the Company
         and Taryn G. Reynolds.
10.30 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed as Exhibit 10.30 to the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.31 Consulting Agreement dated April 10,2001 between Bathgate McColley Capital Group, LLC and the Company.
10.32 Warrant Agreement dated April 10, 2001 between Bathgate McColley Capital Group, LLC and the Company.
10.33 Sales Agent Agreement dated May 7, 2001 between Bathgate McColley Capital Group, LLC and the Company.
21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
21.2     Promissory note dated October 1, 2001, between W.C.
         Fleming and Corgenix UK, Ltd.
21.3     Promissory note dated October 1, 2001, between W.C.
         Fleming and Corgenix UK, Ltd.
21.4     Warrant Agreement dated October 11, 2001 between Phillips
         V. Bradford and the Company.
21.5     Warrant Agreement dated October 11, 2001 between Charles
         F. Ferris and the Company.
21.6     Underlease Agreement dated October 3, 2001 between G.V.
         Callen, A.G. Pirmohamed and Corgenix UK, Ltd.
21.7     Letter of  Intent between Affinity Biologicals, Inc., and
         the Company.
21.8*    Financial Public Relations Agreement dated March 15, 2002
         between the Liolios Group, Inc. and the Company
21.9*    Warrant Agreement dated March 15, 2002 between the Liolios
         Group, Inc. and the Company
* Filed Herewith
---------------------------------------
(b)   Reports on Form 8-K.
                None

                      FINANCIAL PUBLIC RELATIONS AGREEMENT


THIS FINANCIAL PUBLIC RELATIONS AGREEMENT ("Agreement") is made and entered into this 15th day of March, 2002 (the "Effective Date") by and between Corgenix Medical Corporation, Inc., a Nevada Corporation ("Company") and Liolios Group, Inc., a California Corporation ("Consultant").

                                    RECITALS



   Company desires to engage Consultant to perform certain financial public relations services for it, and Consultant desires, subject to the terms and conditions of this Agreement, to perform financial public relations services for Company.

NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL PROMISES AND UNDERTAKING HEREIN CONTAINED AND FOR OTHER GOOD AND VALUABLE CONSIDERATION THE RECEIPT AND SUFFICIENCY OF WHICH IS HEREBY ACKNOWLEDGED THE PARTIES AGREE AS FOLLOWS:

1.    ENGAGEMENT OF CONSULTANT
           Company hereby engages Consultant and Consultant hereby agrees to hold itself available to render, and to render at the request of the Company, independent advisory and consulting services for the Company to the best of its ability, upon the terms and conditions hereinafter set forth. Such consulting services shall include but not be limited to the development, implementation and maintenance of an on-going stock market support system that increases broker awareness of the company's activities and stimulates investor interest in the Company. The stock market support system shall include but not be limited to a Shareholder Communication System, and Media Relation Systems, which will be defined and developed by Consultant. It is understood that Consultant's ability to relate information regarding the Company's activities is directly proportionate to information availed by the company to the Consultant.

2.    TERM
      The term of this Agreement ("Term") shall begin as of the Effective Date and shall terminate twelve (12) months thereafter ("Anniversary Date"), unless terminated in accordance with the provisions of this Agreement. Following the Anniversary date, the engagement shall continue as a month-to-month "at-will" agreement unless terminated by either the Company or Consultant.

3.    COMPENSATION
           As compensation for the services rendered by the Consultant under this Agreement, Company agrees to pay to Consultant $60,000 annually, at a rate of $5,000 per month. This is in addition to reimbursement of reasonable expenses, which may include but limited to: press releases, investor conference calls, webcasts, fax broadcasts, road-shows and out-of-pocket travel expenses.

      Further as compensation to the consultant for services rendered pursuit to this agreement, the Company shall, upon execution of this agreement, issue warrants (collectively, the "Warrants") to purchase up to 200,000 shares of common stock of CONX (the "Stock") at a price of $.001 per share ($200.00 in the aggregate).

      4.   CASHLESS EXERCISE
           Consultant is granted "Cashless Exercise Rights", whereby a vested Warrant shall automatically be exercised, without notice by the Consultant, on the first trading day following the date of successful vesting. The Company shall deliver to consultant, without payment by Consultant of any Exercise Price or any cash or other consideration, the number of Company Shares computed using the following formula:

                     X =  Y(A-B)
                               A
           Where:
                     X = the number of Warrant Shares to be issued to the Consultant pursuant to the exercise of this Warrant pursuant to this Section 4;

                     Y = the number of Shares that may be purchased upon exercise of this Warrant;

                     A = the Market Price, as defined below, of one share of Common Stock; and

                     B = the Exercise Price per share of Common Stock.

      "Market Price" of a security means the average of the closing prices of such security's sales on all securities exchanges on which such security may at the time be listed, or, if there has been no sales on any such exchanges on any day, the average of the highest bid and the lowest asked prices on all such exchanges at the end of such day, or, if on a day any such security is not listed, the average of the representative bid and asked prices quoted in the NASDAQ System as of 4:00pm Eastern Time.

      Notwithstanding the foregoing, if, on the first trading day following the successful vesting, the Company is unable to issue Company Shares without violating the Securities Act of 1933, as amended, the term of the Warrant shall be extended, and the Warrant shall be automatically exercised on such date that the Company may issue Company shares without violating the Securities Act of 1933, as amended.


5.         INDEPENDENT CONTRACTOR

           It is expressly agreed that the Consultant is acting as an independent contractor in performing its services hereunder. Company shall carry no workmen's compensation insurance or any health or accident insurance to cover Consultant. Company shall not pay any contributions to social security, unemployment insurance, Federal or state withholding taxes nor provide any other contributions or benefits which might be expected in an employer-employee relationship.

6.      CONFIDENTIAL INFORMATION

      6.1 The term "Confidential Information" shall include, but not be limited to, information regarding Company's business, plans, customers, technology, and/or products that is confidential and of substantial value to Company, which value would be impaired if such information were disclosed to third parties.

       6.2 Confidential Information shall not include information which (i) is or becomes a part of the public domain through no act or omission of the receiving party; or (ii) was in the receiving party's lawful possession prior to the disclosure and had not been obtained by the receiving party either directly or indirectly from the disclosing party; or (iii) is lawfully disclosed to the receiving party by a third party without restriction on disclosure; or (iv) is
            independently developed by the receiving party; or (v) is required to be disclosed by law provided that the disclosing party has had seven (7) days to respond to the request.

      6.3 Consultant agrees, both during the term of this Agreement and for a period of two years thereafter, to hold Company's Confidential Information in confidence, and agrees not to make such Confidential Information available in any form to any third party, or use such Confidential Information for any other purpose than the implementation of this Agreement. Consultant agrees to take all reasonable steps to ensure that Company's Confidential Information is not disclosed or distributed by its employees or agents in violation of the provisions of this Agreement

      7.   TERMINATION

      This Agreement may be terminated by either party for any reason upon thirty (30) days notice in writing after August 1, 2002. In the event the Agreement is terminated, Consultant shall cease rendering its services to Company as of the effective date of termination and Company shall pay Consultant for the services performed and approved expenses through the date of termination. Any materials created as the result of Consultant's provision of services to Company shall be delivered to Company within ten
      (10) days of the date of termination.

      8.   GENERAL PROVISIONS

      8.1  Governing Law and Jurisdiction
           This Agreement shall be governed by and interpreted in accordance with the laws of the State of California. Each of the Parties hereto consents to such jurisdiction for the enforcement of this Agreement and matters pertaining to the transaction and activities contemplated hereby.

      8.2  Non-Circumvention and Non-Disclosure
           Neither the Company nor its directors, officers, agents, attorneys, employees, affiliates, representatives, successors, or assigns (collectively referred to as the "Company") will attempt to consummate a transaction with any financing sources, or potential acquisition, introduced by the Consultant without first notifying Consultant, and satisfying Consultant's right to a two percent (2%) fee, on a per transaction basis, based on a finders fee agreement to be set forth at a later date. This provision will inure for a period of three (3) years form the date affixed to this document. The Company shall keep completely confidential the identity of all such financing parties. It is understood that this Agreement is a reciprocal one between the signatories concerning the privileged information and contacts.

      8.3  Notices
           As such notices and communications shall be deemed to have been duly given: when delivered by hand, if personally delivered; five (5) business days after deposit in any United States Post Office in the continental United States, postage prepaid, if mailed; when answered back, if telexed, when receipt is acknowledged or confirmed, if telecopies.

      8.4  Attorney's Fees
           In the event a dispute arises with respect to this Agreement, the party prevailing in such dispute shall be entitled to recover all expenses, including, without limitation, reasonable attorney's fees and expenses incurred in ascertaining such party's rights, in preparing to enforce or in enforcing such party's rights under this Agreement, whether or not it was necessary for such party to institute suit. Further, in the event the Company, its officers, and or its directors cause a dispute in which Consultant is involved, the Company agrees to hold Consultant harmless, and provide reasonable attorney fees excluding any negligent, reckless or criminal acts by the Consultant. Company further agrees to notify Consultant immediately of such event.

      8.5  Complete Agreement
           This Agreement supersedes any and all of the other agreements, either oral or in writing, between the Parties with respect to such subject matter in any manner whatsoever. Each Party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any Party, or anyone herein, and that no other Agreement, statement or promise not contained in the Agreement may be changed or amended only by an amendment in writing signed by all of the Parties or their respective successors-in-interest.

      8.6  Binding
           This Agreement shall be binding upon and inure to the benefit of the successors-in-interest, assigns and personal representatives of the respective Parties.

      8.7  Execution in Counterparts
           This Agreement may be executed in several counterparts and when so executed shall constitute one agreement binding on all the Parties, notwithstanding that all the Parties are not signatory to the original and same counterpart.

      8.8  Further Assurances
           From time to time each Party will execute and deliver such further instruments and will take such other action as any other Party may reasonably request in order to discharge and perform their obligations and agreements hereunder and to give effect to the intentions expressed in this Agreement.

      8.9  Incorporation By Reference
           All exhibits referred to in this Agreement are incorporated herein in their entirety by such reference.

      8.10 Miscellaneous Provisions
           The various headings and numbers herein and the grouping of provisions of this Agreement into separate articles and paragraphs are for the purpose of convenience only and shall not be considered a part hereof. The language in all parts of this Agreement shall in all cases be construed in accordance with its fair meanings as if prepared by a all Parties to the Agreement and not strictly for or against any of the Parties.

      10.  Notices
      Any notice or other communication required or permitted hereunder shall be in writing and shall be delivered personally, telegraphed, telexed, sent by facsimile transmission (provided acknowledgement of receipt thereof is delivered to the sender) or sent by certified, registered or express mail, postage prepaid. Any such notice shall be deemed given when so delivered personally, telegraphed, telexed, sent by facsimile transmission or, if mailed, three days after the date of deposit in the United States mails as follows:

                     If to Consultant, to:
                          Liolios Group, Inc.
                            2431 West Coast Hwy, #202
                            Newport Beach, CA. 92663

                     If to Company, to:
                          Corgenix Medical Corporation
                          12061 Tejon Street
                          Westminster. CO 80234

           or such address as any of the above shall have specified by notice hereunder.

      IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the day and year first hereinabove written.

                               CORGENIX MEDICAL CORPORATION

                               By:   s/ William Critchfield
                               Name:      William Critchfield
                               Title:     Chief Financial Officer

                               LIOLIOS GROUP, INC.

                               By:  s/ J. Scott Liolios
                              Name:J. Scott Liolios
                                Title: President

                          Corgenix Medical Corporation


                             The liolios Group, LLC







                                WARRANT AGREEMENT

                           Dated as of March 15, 2002

                                WARRANT AGREEMENT


      THIS WARRANT AGREEMENT (the "Agreement"), dated as of March 15, 2002, is made and entered into by and between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Liolios Group, Inc. ("Liolios").

      The Company agrees to issue and sell, and Liolios has the right to purchase, for the aggregate price of $200.00, warrants ("Warrants") to purchase up to an aggregate of 200,000 shares ("Shares") of the Company's Common Stock, subject to the terms and conditions set forth below and as described in the Financial Public Relations Agreement (the "PR Agreement") dated March 15, 2002.

      In consideration of the foregoing and for the purpose of defining the terms and provisions of the Warrants and the respective rights and obligations thereunder, the Company and Liolios, for value received, hereby agree as follows:

      Section 1.    Definitions.

      The following terms used in this agreement shall have the following meanings (unless otherwise expressly provided herein):

1.1.  The "Act."  The Securities Act of 1933, as amended.

1.2.  The "Commission."  The Securities and Exchange Commission.

      1.3. The "Company."    Corgenix Medical Corporation

1.4   "Common Stock."  The Company's common stock $.001par value per share.

1.5. "Current Market Price." The average of the closing prices of such security's sales on all securities exchanges on which such security may at the time be listed, or, if there has been no sales on any such exchanges on any day, the average of the highest bid and the lowest asked prices on all such exchanges at the end of such day, or, if on a day any such security is not listed, the average of the representative bid and asked prices quoted in the NASDAQ System as of 4:00pm Eastern Time.

      1.6. "Exercise   Date."  One  (1)  trading  day  from  the  Vesting  Date
           (defined below).

      1.7. "Exercise  Price."  Specified in each Warrant,  in  accordance  with
Section 4, below.

      1.8. "Expiration Date." The date at which this Agreement and the Warrants expire, pursuant to Section 18 below.

      1.9. "Holder " or "Warrant Holder." Liolios Group, Inc., and any valid transferee thereof pursuant to Section 3.1 below.

      1.10."NASD."    The National Association of Securities Dealers, Inc.

      1.11."Nasdaq." The automated quotation system operated by The Nasdaq Stock Market, Inc.

1.12. "Termination  of  Business."  Any  sale,  lease or  exchange  of all,  or
        substantially   all,  of  the  Company's  assets  or  business  or  any
        dissolution, liquidation or winding up of the Company.

1.13. "Vesting Date." The date at which a specific Warrant vests, as set forth in Section 2.1 hereof.

      1.13."Warrant Certificate." The certificate that is issued to a Holder of a Warrant, in the form attached and incorporated by reference herein.

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

      Section 2.    Vesting of Warrants; Term of Warrants; Exercise of Warrant.

      2.1. The Warrants shall vest and become exercisable, pursuant to the following schedule:

(a) -50,000 Warrants shall vest at an exercise price of $1.00 per share of Stock, if and when the Stock trades at $1.25.
(b) -50,000 Warrants shall vest at an exercise price of $1.25 per share of Stock, if and when the Stock trades at $1.50.
(c) -50,000 Warrants shall vest at an exercise price of $1.50 per share of Stock, if and when the Stock trades at $1.75.
(d) -50,000 Warrants shall vest at an exercise price of $1.75 per share of Stock, if and when the Stock trades at $2.00.

      For purposes of determining when Warrants vest under the foregoing paragraphs, the Stock "trades" at a price when the last reported trade, as quoted by the AMEX, NASDAQ NMS, Small-Cap or OTC Bulletin Board Stock Market, equals or exceeds the price specified for ten (10) continuous trading days.

      The vested Warrants shall have a term of one (1) trading day from date of vest.

      2.2 Exercise of Warrant. Subject to the terms of this Agreement, the Holder shall have the right, at any time up to and including 5:00 p.m., Denver Time, on the next trading day following the Vesting Date of a Warrant, to purchase from the Company up to the number of fully paid and nonassessable Shares to which the Holder may at the time be entitled to purchase pursuant to this Agreement, upon surrender to the Company, at its principal office or at such other location as the Company may advise the Holder in writing, of the Warrant Certificate evidencing the Warrants to be exercised, together with the purchase form, or the Warrant Conversion Exercise Form in the case of a warrant conversion pursuant to Section 2.5 herein, duly filled in and signed, and upon payment to the Company of the Aggregate Exercise Price for the number of Shares in respect of which such Warrants are then exercised, but in no event for less than 100 Shares (unless fewer than an aggregate of 100 Shares are then purchasable by the Holder). For matter of convenience, the Company's notification by the Holder by fax or email of the intent of the Holder to exercise a Warrant will satisfy this Section 2.2. If the Company has not received by 5:00 p.m., Denver Time, on the next trading day following the Vesting Date, the intent of the Holder regarding the exercise of the Warrant, the vested Warrant shall automatically be exercised, without notice to the Company by the Holder, using a cashless exercise as specified in Section 2.5 below.

      2.3. Payment of Exercise Price. If the Holder shall be exercising a Warrant other than as specified in Section 2.4 below, payment of the aggregate Exercise Price shall be made in cash or by check, or any combination thereof, and must be received by the Company by 5:00 p.m., Denver Time no later than three (3) business days following the Vesting Date.

      2.4. Issuance of Shares. Upon such surrender of the Warrants and payment of the aggregate Exercise Price as aforesaid, the Company shall issue and cause to be delivered promptly to or upon the written order of the Holder and in such name or names as the Holder may designate, a certificate or certificates for the number of full Shares so purchased upon the exercise of the Warrant, together with cash, as provided in Section 12 hereof, in respect of any fractional Shares otherwise issuable upon such surrender.

      2.5 Cashless Exercise. Unless the Holder notifies the Company no later than 5:00 p.m., Denver Time, on the next trading day following the Vesting Date of a Warrant that the Holder intends to pay the Exercise Price in cash or by check as specified in Section 2.3 above, a vested Warrant shall automatically be exercised, on the immediate trading day following the Vesting Date. The Company shall deliver to the Holder, without payment by the Holder of any Exercise Price or any cash or other consideration, the number of Company Shares computed using the following formula:

                     X =  Y(A-B)
                               A
           Where:
                     X = the number of Warrant Shares to be issued to the Holder pursuant to the exercise of this Warrant pursuant to this Section 2;

                     Y = the number of Shares that may be purchased upon exercise of this Warrant;

                     A =  the Market Price of one share of Common Stock; and

                     B = the Exercise Price per share of Common Stock.


      Section 3.    Transferability and Form of Warrant

      3.1. Limitation on Transfer. Any assignment or transfer of a Warrant shall be made by the presentation and surrender of the Warrant Certificate to the Company at its principal office, accompanied by a duly executed Assignment Form. Any transfer shall be subject to the Company's approval, which will not be unreasonably withheld. Issuance will be an expense of the Company, except for transfer taxes.

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

      3.4. Form of Certificate. The text of the Warrant Certificate and of the form of election to purchase Shares shall be substantially as set forth in Exhibit A-D attached hereto. The number of Shares issuable upon exercise of the Warrants is subject to adjustment upon the occurrence of certain events, all as hereinafter provided. The Warrant Certificates shall be executed on behalf of the Company by its President. A Warrant Certificate bearing the signature of an individual who was at any time the proper officer of the Company shall bind the Company, notwithstanding that such individual shall have ceased to hold such officer prior to the delivery of such Warrant Certificate or did not hold such office on the date of this Agreement.

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

      Section 8.    Restrictions on Transfer; Registration Rights.

      8.1. Restrictions on Transfer. The Warrant Holder agrees that prior to making any disposition of the Warrants or the Shares, the Warrant Holder shall give written notice to the Company describing briefly the manner in which any such proposed disposition is to be made; and no such disposition shall be made if the Company has notified the Warrantholder that in the opinion of counsel reasonably satisfactory to the Warrant Holder a registration statement or other notification or post-effective amendment thereto (hereinafter collectively a "Registration Statement") under the Act is required with respect to such disposition and no such Registration Statement has been filed by the Company with, and declared effective, if necessary, by, the Commission.

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

       8.6.Additional Requirements. In each instance in which the Company shall take any action to register or qualify the Warrant Securities or the Warrant Securities, if any, pursuant to this Section 8, the Company shall do the following:

           (a) supply to the Holders of the Warrant and the holders of Warrant Securities whose Warrant Securities are being registered or qualified, two
      (2) manually signed copies of each Registration Statement or offering statement, and all amendments thereto, and a reasonable number of copies of the preliminary, final or other prospectus or offering circular, all prepared in conformity with the requirements of the Act and the rules and regulations promulgated thereunder, and such other documents as BMCG shall reasonably request;

           (b) cooperate with respect to (i) all necessary or advisable actions relating to the preparation and the filing of any registration statements or offering statements, and all amendments thereto, arising from the provisions of this Section 8, (ii) all reasonable efforts to establish an exemption from the provisions of the Act or any other federal or state securities statutes, (iii) all necessary or advisable actions to register or qualify the public offering at issue pursuant to federal securities statutes and the state "blue sky" securities statutes of each jurisdiction that the Warrant Holders or holders of Warrant Securities shall reasonably request, and (iv) all other necessary or advisable actions to enable the holders of the Warrant Securities to complete the contemplated disposition of their securities in each reasonably requested jurisdiction; and

           (c) keep all registration statements or offering statements to which this Section 8 applies, and all amendments thereto, effective under the Act until the earlier to occur of (a) one year after the last Registered Warrant has been exercised; or (b) all Registered Warrant Securities have been sold under the registration statement.

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

      Section 10.Indemnification and Contribution

      10.1. Indemnification By Company. In the event of the filing of any Registration Statement with respect to the Warrant Shares pursuant to Section 8 hereof, the Company agrees to indemnify and hold harmless the Warrant Holder or any holder of Warrant Shares and each person, if any, who controls the Warrant Holder or any holder of Warrant Shares within the meaning of the Act, against any and all loss, claim, damage or liability, joint or several (which shall, for all purposes of this Agreement include, but not be limited to, all reasonable costs of defense and investigation and all reasonable attorneys' fees), to which such Warrant Holder or any holder of Warrant Shares may become subject, under the Act or otherwise, insofar as such loss, claim, damage, or liability (or action with respect thereto) arises out of or is based upon (a) any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, any Preliminary Prospectus, the Effective Prospectus, or the Final Prospectus or any amendment or supplement thereto; or (b) the omission or alleged omission to state in the Registration Statement, any Preliminary Prospectus, the Effective Prospectus or the Final Prospectus or any amendment or supplement thereto a material fact required to be stated therein or necessary to make the statements therein not misleading; except that the Company shall not be liable in any such case to the extent, but only to the extent, that any such loss, claim, damage, or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in reliance upon and in conformity with written information furnished to the Company by such Warrant Holder or the holder of such Warrant Shares specifically for use in the preparation of the Registration Statement, any Preliminary Prospectus, the Effective Prospectus and the Final Prospectus or any amendment or supplement thereto. This indemnity will be in addition to any liability which the Company may otherwise have.

     10.2. Indemnification By Warrant Holder. The Warrant Holder and the holders of Warrant Shares agree that they, severally, but not jointly, shall indemnify and hold harmless the Company, each other person referred to in subparts (1),
(2) and (3) of Section 11(a) of the Act in respect of the Registration Statement and each person, if any, who controls the Company within the meaning of the Act, against any and all loss, claim, damage or liability, joint or several (which shall, for all purposes of this Agreement include, but not be limited to, all costs of defense and investigation and all attorneys' fees), to which the Company may become subject under the Act or otherwise, insofar as such loss, claim, damage, liability (or action in respect thereto) arises out of or are based upon (a) any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, any Preliminary Prospectus, the Effective Prospectus or the Final Prospectus or any amendment or supplement thereto; or (b) the omission or alleged omission to state in the Registration Statement, any Preliminary Prospectus, the Effective Prospectus or the Final Prospectus or any amendment or supplement thereto a material fact required to be stated therein or necessary to make the statements therein not misleading; except that such indemnification shall be available in each such case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in reliance upon information and in conformity with written information furnished to the Company by the Warrantholder or the holder of Warrant Shares specifically for use in the preparation thereof. This indemnity will be in addition to any liability which such Warrant Holder or holder of Warrant Shares may otherwise have.

     10.3. Right to Provide Defense. Promptly after receipt by an indemnified party under Section 10.1 or 10.2 above of written notice of the commencement of any action, the indemnified party shall, if a claim in respect thereof is to be made against the indemnifying party under such section, notify the indemnifying party in writing of the claim or the commencement of that action; the failure to notify the indemnifying party shall not relieve it of any liability which it may have to an indemnified party, except to the extent that the indemnifying party did not otherwise have knowledge of the commencement of the action and the indemnifying party's ability to defend against the action was prejudiced by such failure. Such failure shall not relieve the indemnifying party from any other liability which it may have to the indemnified party. If any such claim or action shall be brought against an indemnified party, and it shall notify the indemnifying party thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it wishes, jointly with any other similarly notified indemnifying party, to assume the defense thereof with counsel reasonably satisfactory to the indemnified party. After notice from the indemnifying party to the indemnified party of its election to assume the defense of such claim or action, the indemnifying party shall not be liable to the indemnified party under such section for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation.

      10.4. Contribution. If the indemnification provided for in Sections 10.1 and 10.2 of this Agreement is unavailable or insufficient to hold harmless an indemnified party, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of the losses, claims, damages, or liabilities referred to in Sections 10.1 or 10.2 above (a) in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and the Warrant Holder on the other; or (b) if the allocation provided by clause (a) above is not permitted by applicable law, in such proportion as is appropriate to reflect the relative benefits referred to in clause (a) above but also the relative fault of the Company on the one hand and the Warrant Holder on the other in connection with the statements or omissions which resulted in such losses, claims, damages, or liabilities, as well as any other relevant equitable considerations. The relative benefits received by the Company and the Warrant Holder shall be deemed to be in the same proportion as the total net proceeds from the offering (before deducting expenses) received by the Company bear to the total underwriting discounts and un-itemized expenses received by the Underwriters, in each case as set forth in the table on the cover page of the Final Prospectus. Relative fault shall be determined by reference to, among other things, whether the untrue statement of a material fact or the omission to state a material fact relates to information supplied by the Company or the Underwriter and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such untrue statement or omission. For purposes of this Section 10.4, the term "damages" shall include any counsel fees or other expenses reasonably incurred by the Company or the Underwriters in connection with investigating or defending any action or claim which is the subject of the contribution provisions of this
Section 10.4. No person adjudged guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

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

      Section 13.   No Rights as Stockholder; Notices to Warrantholder.

           Nothing contained in this Agreement or in the Warrants shall be construed as conferring upon the Warrant Holder or its transferees any rights as a stockholder of the Company, including the right to vote, receive dividends, consent or receive notices as a stockholder in respect to any meeting of stockholders for the election of directors of the Company or any other matter. The Company covenants, however, that for so long as this Warrant is at least partially unexercised, it will furnish any Holder of this Warrant with copies of all reports and communications furnished to the shareholders of the Company.


      Section 14.   Warrant Securities to be Fully Paid

      The Company covenants that all Warrant Securities that may be issued and delivered to a Holder of this Warrant upon the exercise of this Warrant and payment of the Exercise Price will be, upon such delivery, validly and duly issued, fully paid and nonassessable.

      Section 15.   Notices

      Any notice pursuant to this Agreement by the Company or by a Warrant Holder or a holder of Shares shall be in writing and shall be deemed to have been duly given if delivered or mailed by certified mail, return receipt requested:

      (i) If to a Warrantholder or a holder of Shares, addressed to Liolios Group, Inc., 2431 West Coast Highway, #202, Newport Beach, California, 92663; or

      (ii) If to the Company addressed to it at 12061 Tejon St. Westminster, CO 80234, Attn: President. Each party may from time to time change the address to which notices to it are to be delivered or mailed hereunder by notice in accordance herewith to the other party.


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

      Section 18.   Expiration.

This Agreement and all unexercised Warrants shall expire on March 15, 2005, or thirty (30) days following the expiration of the PR Agreement, whichever is the first to occur.

      Section 19.Miscellaneous Provisions

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

      (c) This Warrant cannot be changed or terminated or any performance or condition waived in whole or in part except by an agreement in writing signed by the party against whom enforcement of the change, termination or waiver is sought; provided, however, that any provisions hereof may be amended, waived, discharged or terminated upon the written consent of the Company and th Holder.

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


                               Corgenix Medical Corporation


                               By:  s/ Douglass T. Simpson
                                       Douglass T. Simpson

                               Liolios Group, Inc.

                               By:  s/ J. Scott Liolios
                                    J. Scott Liolios

                            Warrant Certificate WA-1


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


                          Corgenix Medical Corporation

                               WARRANT TO PURCHASE
                          50,000 SHARES OF COMMON STOCK

                           INCORPORATED UNDER THE LAWS
                             OF THE STATE OF NEVADA

      This certifies that, for value received, Liolios Group, Inc., (the "Warrant Holder"), is entitled to purchase from Corgenix Medical Corporation (the "Company"), at any time during the period up to 5:00 p.m., Colorado time, on the next trading day following the vesting of the Warrant (the "Vesting Date"), at the purchase price per Share of $1.00 (the "Exercise Price"), the number of shares of Common Stock of the Company set forth above (the "Shares"). The Warrant will vest if Corgenix common stock bid price as quoted on the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, exceeds $1.25 per share. For purposes of determining when the Warrants are earned, the stock will have been quoted by the Electronic Bulletin Board or alternatively by a nationally recognized exchange, or NASDAQ, where the Corgenix common stock bid price equals or exceeds the price specified for ten
(10) consecutive trading days.

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

      This Warrant is transferable at the office of the Company in the manner and subject to the limitations set forth in the Warrant Agreement.

      This Warrant will expire on March 31, 2005 or thirty (30) days after the expiration of the PR Agreement as defined and specified in Section 18 of the Warrant Agreement.

      This Warrant Certificate does not entitle any Warrant holder to any of the rights of a stockholder of the Company.

                               Corgenix Medical Corporation

                                   By:  /s/ Douglass T. Simpson
                                        Douglass T. Simpson


                                    Dated:     3/29/2002

                                  PURCHASE FORM
Dated                                                                   ,

      The undersigned hereby irrevocably elects to exercise the Warrant represented by this Warrant Certificate to the extent of purchasing
                 Shares of Corgenix Medical Corporation and hereby tenders payment of the exercise price thereof.

                     INSTRUCTIONS FOR REGISTRATION OF STOCK

      Name
                    (Please type or print in block letters)

      Address

................................................................................

                                 ASSIGNMENT FORM

      FOR VALUE RECEIVED,                 ,   hereby    sells,    assigns   and
transfers unto

      Name
                    (Please type or print in block letters)

      Address
the right to purchase Shares of Corgenix Medical Corporation represented by this Warrant Certificate to the extent of ________Shares as to which such right is exercisable and does hereby irrevocably constitute and appoint attorney, to transfer the same on the books of the Company with full power of substitution in the premises.


      Signature                           Dated

Notice:  the signature on this  assignment  must correspond with the name as it appears upon the face of this Warrant Certificate in every particular, without alteration or enlargement or any change whatever.
................................................................................

                        WARRANT CONVERSION EXERCISE FORM

TO:   Corgenix Medical Corporation

      Pursuant to Section 2.5 of the Warrant Agreement, the Holder hereby irrevocably elects to convert Warrants with respect to Shares of the Company into Shares of the Company. A conversion calculation is attached hereto.

      The undersigned requests that certificates for such Shares be issued as follows:

      Name:

      Address:

      Deliver to:

and that a new Warrant Certificate for the balance remaining of the Warrants, if any, subject to the Warrant be registered in the name of, and delivered to, the undersigned at the address stated above.

      Signature                           Dated

                        CALCULATION OF WARRANT CONVERSION




Converted Securities (Y)            =

Current Market Price (A)            =          $

Exercise Price (B)                  =          $

Converted Shares (X)           =          Y(A-B)/A

Fractional Converted Shares               =                        (1)





Where:          X =  the number of Shares  and/or  Warrants to be issued to the
                     Holder;

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



                                    CORGENIX MEDICAL CORPORATION



May 15, 2002                              By: /s/ Luis R. Lopez
                                             Luis R. Lopez, M.D.
                                             Chairman and
                                             Chief Executive Officer