Form 10KSB
period 2002-06-30
CORGENIX MEDICAL CORP/CO
filed 2002-09-23
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ------------------

                          ------------------
                                   Form 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2002

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
----------------------------------------------------------------------
----------------------------------------------------------------------
  (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)
----------------------------------------------------------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were: $4,857,682 The aggregate market value of the voting stock held by non-affiliates of the issuer was $1,289,660 as of September 28, 2002.

The number of shares of Common Stock outstanding was 5,219,076 as of September 20, 2002.

Transitional Small Business Disclosure Format.     Yes |_|     No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Items 9, 10 and 11 of Part III are incorporated by reference from the definitive proxy statement of Corgenix Medical Corporation to be filed within 120 days after June 30, 2002.

                                     PART I

Item 1.  Description of Business.

      Certain terms used herein are defined in the Glossary that follows at the end of this Part.

Company Overview

       Corgenix Medical Corporation ("Corgenix" or the "Company") is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention (the "Diagnostics Products Business"). We currently sell 142 Diagnostic Products (the "Diagnostic Products") on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions.

      Our corporate headquarters is located in Westminster, Colorado. The Company was established in May 1998 resulting from a merger (the "Merger") between REAADS Medical Products, Inc., ("REAADS") a Delaware Corporation, and Gray Wolf Technologies, Inc., ("Gray Wolf") a Nevada corporation. Prior to May 22, 1998, our business was conducted by and under the name of REAADS Medical Products, Inc., which was founded in June 1990. We have two wholly-owned operating subsidiaries:

o Corgenix, Inc., ("Corgenix, Inc.") (formerly REAADS), established in 1990 and located in Westminster, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America and Japan, and also conducts product development, product support, regulatory affairs and product manufacturing of the Diagnostic Products.

o Corgenix (UK) Ltd., ("Corgenix UK"), formerly incorporated in the United Kingdom in 1996 as REAADS Bio-Medical Products (UK) Limited, and is located in Peterborough, England. Corgenix UK manages the Diagnostic Business' international sales and marketing activities except for distribution in North America and Japan which is under the responsibility of Corgenix, Inc.



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

      In addition to our current Diagnostic Products, we are actively developing new laboratory tests in other important diagnostic testing areas. See "-- Other Strategic Relationships." We manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as Instrumentation Laboratories, Helena Laboratories, Cambridge Life Sciences plc, and Chugai Diagnostics Science ("Chugai" or "CDS"), a wholly owned subsidiary of Chugai Pharmaceuticals Co., Ltd. ("Chugai Pharma"), which owns approximately 4.2% of the Common Stock of the Company. See "-- Chugai Strategic Relationship."

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

      Antiphospholipid Antibody Testing Products

      We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2002 represented approximately 51% of our total product sales. These include: aCL IgG, aCL IgA, aCL IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-(beta)2-Glycoprotein I ("a(beta)2GPI") IgG, a(beta)2GPI IgA, and a(beta)2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

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

      Miscellaneous Products

      We market products for the detection and diagnosis of certain infectious disease organisms and other clinical laboratory tests. These products are mainly sold by us in the United Kingdom, and all of the products are manufactured for us by other companies. These products include test tests for: adenovirus, helicobacter pylori (the bacteria suspected of causing ulcers), group A streptococcus, herpes, gonorrhea, mycobacterium tuberculosis (the causative agent of tuberculosis), syphilis, cryptococcal antigen, toxoplasma, mononucleosis, cytomegalovirus, varicella zoster, Epstein Barr virus, mumps, measles and Stat-Crit (for measurement of hemoglobin and hematocrit).


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

      Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, The Netherlands, Norway, Paraguay, Peru, Portugal, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and Uruguay. Discussions are underway that are expected to provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets. We have also established private label product agreements with several United States and European companies. We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate.

      We have an active marketing and promotion program for our diagnostic testing products. We publish technical and marketing promotional materials, which we distribute to current and potential customers. We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals.

      Manufacturing

      Our manufacturing process for our products utilizes a semi-automated production line for the manufacturing, assembly and packaging of our ELISA Microplate products. Our current production capacity is 20,000 tests per day with a single eight-hour shift. Since 1990, we have successfully produced over 12 million tests in our Westminster, Colorado facility, and we expect that current manufacturing facilities will be sufficient to meet expected customer demand for the foreseeable future.

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

      In April 1999, we received ISO 9001: 1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization (ISO) to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in our commitment to maintain excellence. We received re-certification in November 1999 and 2000, and in July 2002 received EN ISO 9001:1996, and EN ISO 13485:2000 certification.

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

      Equity Ownership. In 1993, Chugai Pharma purchased common stock of REAADS, and at September 20, 2002, owned approximately 4.2 % of the Common Stock. Under the terms of the September 1, 1993 stock purchase agreement, Chugai has certain rights, including antidilution rights and rights to a board seat on the Corgenix Board of Directors. Said rights have never been exercised by Chugai.

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

      Uncertainity as to Future Orders for HA from Chugai for Japan. Chugai has unexpectedly not forecast any orders for HA for Japan after November 2002. Our management has not determined Chugai's intent with respect to orders of HA after November 2002 and we are trying to determine the status of these orders. As we are unclear whether or not Chugai will place orders after November 2002, we are internally not projecting any orders by Chugai of HA after November 2002.

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

      RhiGene, Inc. RhiGene is a Des Plaines, Illinois based company which is a wholly owned subsidiary of Medical & Biological Laboratories Company, Ltd., ("MBL") of Nagoya, Japan. In March 2002 we signed a distribution agreement with RhiGene which will grant us exclusive rights to distribute RhiGene's complete diagnostic line of autoimmune testing products in North and South America. The arrangement will also provide us with rights to certain other international markets. In July 2002, MBL made a $500,000 strategic investment in the Common Stock of our company. As part of the investment agreement, MBL will have warrants to purchase additional shares of our Common Stock for a total potential investment of $1,000,000.

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

      During fiscal 2002 and 2001, we spent $566,000 and $322,000, respectively, for research and development. We expect research and development spending to increase significantly during 2002.

      Products and Technology in Development

      We intend to expand our product menu through internal development, development in collaboration with strategic partners and acquisition or licensing of new products and technologies. We are currently working with partners to develop additional tests to supplement the existing product lines and have fifteen contract research projects as of September 2002. The following summarizes our current product and technology development programs:

      Vascular Disease Testing Products

      We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. In the fiscal year ended June 30, 1999, we developed three new antiphospholipid products which are more specific for thrombosis and the antiphospholipid syndrome when incorporated with the conventional aCL and aPS tests, and are configured for sale to hospital based and free-standing independent laboratories. Filing of the 510(k) applications for the new tests was completed and one of the products, anti-phosphatidylserine IgA, was cleared by the FDA in April 2000. Two additional products in this area, IgG anti-Prothrombin and IgM anti-Prothrombin (aPT), were cleared by the FDA in April 2001. Five additional products in this area and two products in the coagulation area are in various stages of development, and we expect to file applications with the FDA in 2002-2003. See "-- Regulation."

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

      Our competitors include Inova Diagnostics, Inc., DIASORIN, Diagnostica Stago, American Bioproducts, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Organon Teknika, Helix Diagnostic Hemagen Diagnostics, Sigma Diagnostics, The Binding Site and IVAX Diagnostics. We compete against these companies on the basis of product performance and customer service.

      Patents, Trade Secrets and Trademarks

      We have built a strong patent and intellectual property position around our proprietary application of ELISA technology. We hold two United States patents that expire in 2004 and 2010 respectively. We have no pending patent applications. The Hyaluronic Acid product is protected by U.S., Japanese and European patents held by Chugai. As part of the agreements with Chugai, we have a license to use the Chugai patents to manufacture this product for worldwide distribution, and marketing rights worldwide except Japan. See "-- Chugai Strategic Relationship."

      Patent applications in the United States are maintained in secrecy until patents are issued. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In fiscal 2002 the Company did not incur any costs to defend our patents. See "Part II. Item 6. Management's Discussion and Analysis -- Forward-Looking Statements and Risk Factors -- Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

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

      The majority of our product sales, approximately 81% for the fiscal year end June 30, 2002 and 71% in fiscal 2001, were products that utilized our proprietary technology.

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


      Employees (for Consolidated Entity)

      As of September 20, 2002, we employed 43 employees, 39 full time and 4 part-time. Of these, 6 hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.


Item 2.  Description of Property.

      We currently lease approximately 12,000 square feet of space in one building in Westminster, Colorado, which is used for our administrative offices, research and development facilities and manufacturing operations. The lease expires August 31, 2006. We also lease approximately 1,400 square feet of office space in Peterborough, Cambridgeshire, United Kingdom under a lease that expires October 6, 2006 and is intended to be renewed. We believe that suitable additional or alternative space will be available on commercially reasonable terms as needed, and that our existing facilities will be sufficient for our operational purposes through the end of the leases.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      Our Common Stock is traded on the OTC Bulletin Board (R) under the symbol "COGX". On September 20, 2002, the last bid price of our Common Stock on the OTC Bulletin Board (R) as reported by the OTC Bulletin Board (R) was $0.31.

      The following table sets forth, for the periods indicated, the high and low bid prices of our Common Stock as reported on the OTC Bulletin Board (R). The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

               Stock Price Dates                   Stock    Price
                                                       Ranges
                                                    High      Low

      Fiscal Year 2002
      Quarter Ended:
           September 30, 2001                       $0.31     $0.16
           December 31, 2001                        $0.25     $0.09
           March 31, 2002                           $0.16     $0.125
           June 30, 2002                            $0.35     $0.13

      Fiscal Year 2001
      Quarter Ended:
           September 30, 2000                       $1.55     $0.65
           December 31, 2000                        $1.25     $0.45
           March 31, 2001                           $3.60     $0.95
           June 30, 2001                            $2.50     $1.10

      On September 20, 2002 there were approximately 173 holders of record of our Common Stock.

      To date, we have not paid any dividends on our Common Stock, and the Board of Directors of the Company does not currently intend to declare cash dividends on our Common Stock. We instead intend to retain earnings, if any, to support the growth of the Company's business. Any future cash dividends would depend on future earnings, capital requirements and the Company's financial condition and other factors deemed relevant by the Board of Directors. We are restricted from paying dividends on our Common Stock under the terms of a promissory note to Vectra Bank ("Vectra") without the consent of Vectra.

      Stock Issuance

          From July 1, 2001 through June 30, 2002, we sold a total of 237,300 shares of Common Stock at $.8772 per share for a total of $208,159 to 12 accredited investors and one foreign investor. The sales were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4 (2) of the Securities Act. The shares were not registered under federal or state securities laws, and, therefore, will be "restricted securities" as such term is defined in Rule 144 promulgated under the Securities Act. The Company intends to use the proceeds of the private placement to assist in the market and regulatory development of the Company's HA diagnostic test, acquire capital equipment, reduce short-term debt, accelerate research and development of new products and for general working capital.


      Issuance of Warrants

      The Company issued in March 2002, for $200, warrants to purchase 200,000 shares of its common stock at prices ranging from $1.00 to $1.75 per share to a consultant to the Company, pursuant to a services agreement. The warrants were issued to the consultant in exchange for investor relations services to be provided to the Company. The warrants were to vest in blocks of 50,000 warrants at the various exercise prices if and when the Company's common stock trades at prices ranging from $1.25 to $2.00 for ten continuous trading days each. The Services Agreement and the Warrants were terminated in August 2002. No warrants had vested at the time of the termination.

On April 12, 2001, we issued warrants to purchase 225,000 shares of common stock of Corgenix to a consultant to the Company. The warrants were issued to the consultant in exchange for financial advisory services to be provided to the Company. Warrants to purchase 45,000 shares vested ratably over the first year. The remaining 180,000 warrants were to vest only if defined future events occur. The service agreement and the remainder of the warrants were terminated by the Company in October 2001. None of the additional warrants had vested at the time of the termination. The warrants were issued in the form of four separate three year common stock purchase warrants to purchase an aggregate 180,000 shares of Corgenix common stock at an exercise price of $1.25 per share with customary anti-dilution and "cashless" exercise provisions and certain stock price performance goals. The warrants were issued with a purchase price of $.001 per warrant for aggregate consideration of $900. The warrants may be assigned to third parties by the consultant with the prior consent of Corgenix.

 All of the above warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4 (2) of the Securities Act.


      Forward-Looking Statements

      This Form 10-KSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this Form 10-KSB, including, without limitation, statements regarding future product developments, statements regarding our intent to develop the Consumer Products Business, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this Form10-KSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

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

      We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders if in stock. Accordingly, we do not operate with a customer order backlog.

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

      Although we have experienced growth in revenues every year since 1990 except for 1997, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

      Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and our significant accounting policies are summarized in Note 1 to the accompanying consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual result could differ significantly from those estimates.
      The Company maintains an allowance for doubtful accounts based on its historical experience and provides for any specific collection issues that are identified. Such allowances have historically been adequate to provide for our doubtful accounts but involve a significant degree of management judgment and estimation. Worse than expected future economic conditions, unknown customer credit problems and other factors may require additional allowances for doubtful accounts to provided for in future periods. Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. The internal and external costs of developing and enhancing software costs related to website development, other than initial design and other costs incurred during the preliminary project stage, are capitalized until the software has been completed. Such capitalized amounts will be amortized commencing when the website is placed in service on a straight-line basis over a three-year period. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred. We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Revenue is recognized upon shipment of products. Provisions are made for sales discounts and allowances at the time product sales are recognized. Research and development and advertising costs are expensed when incurred.
Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

      Results of Operations

      Year Ended June 30, 2002 compared to 2001

      Net sales. Net sales for the year ended June 30, 2002 were approximately $4,858,000, a 12.8% increase from approximately $4,308,000 in 2001 due to continued expansion of our worldwide distribution network, overall product mix, and revenue from new products. Product sales increased in most categories. Both domestic sales and sales to international distributors increased from year to year. Included in the sales increases were a 35.5% increase in sales to OEM partners and a 36.4% increase in sales of Hyaluronic Acid Test Kits ("HA") to Chugai for distribution in Japan. Chugai has been the Company's largest customer, representing approximately 15.1% and 12.5% of sales in fiscal 2002 and 2001, respectively. Chugai has unexpectedly not forecasted any orders for HA product after November 2002. Our management has not determined Chugai's intent with respect to orders of HA product after November 2002 and we are trying to determine the status of these orders. As we are unclear whether or not Chugai will place orders after November 2002, we are internally not projecting any orders by Chugai of HA after November 2002. The Company expects that the loss of HA sales to Chugai after November 2002 will me made up via international sales of HA in other areas of the world. The majority of the Company's sales increase for the current fiscal year was due to higher unit volume (which increased approximately 9.2%) as well as an increase in average price per unit sold of approximately 5.3%. This was mainly attributable to increased direct domestic sales relative to distributor/OEM sales (which generally are sold at lower unit prices). Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2003.

      Cost of sales. Cost of sales increased 7.9% to approximately $1,771,000 in 2002 from approximately $1,641,000 in 2001, due to the increase in net sales. Gross profit, as a percentage of sales, increased to 63.5% in 2002 from 61.9% in 2001 primarily due to increased sales of newer, higher margin products.

      Selling and marketing. Selling and marketing expenses increased 21.7% to approximately $981,000 in 2002 from approximately $806,000 in 2001 due to increases in commissions expense, increased advertising expense, increased license fees, travel-related expenses associated with various conventions and trade shows, outside services and payroll-related costs.

      Research and development. Research and development expenses increased 75.8% to approximately $566,000 in 2002 from approximately $322,000 in 2001. Most of this increase came as a result of increased labor-related costs and purchases and development costs of new products, most notably a joint proof of principle development project.

      General and administrative. General and administrative expenses increased 3.4% to approximately $1,097,000 in 2002 from approximately $1,061,000 in 2001, due to increases in occupancy costs, payroll-related costs and outside services expense such as legal, accounting and consulting expenses. There was also an increase in the provision for bad debts during the year.

      Interest expense. Interest expense increased 11.6% to approximately $144,000 in 2002 from approximately $129,000 in 2001 due to new capital lease obligations and notes, the effects of which was partially offset by reductions in over-all interest rates.

      Expenses related to consumer healthcare business. In June 2002, the Company determined that its consumer healthcare business and associated operations via consumer websites were not strategic to the company's ongoing objectives and core medical diagnostic kit business. Accordingly, the Company decided to abandon and close its internet-based consumer business and all related e-commerce sites managed and operated by its wholly owned subsidiary, Health-outfitters.com, Inc. ("Ho.com"). The results of Ho.com's operations have been included in continuing operations in the consolidated statements of operations for the fiscal years ended June 30, 2002 and 2001. Since some of the employees and office space of Ho.com have been redeployed into the Company's core business, only those Ho.com expenses which are not expected to recur are shown separately in the consolidated statements of operations. The operating expenses of the consumer healthcare business not expected to recur increased 713.5% from $29,476 in fiscal 2001 to $210,311 in fiscal 2002. This increase was primarily attributable to amortization of previously capitalized software costs, increased labor-related costs, and costs associated with advertising and promotion of the consumer healthcare products. The expense related to the disposal of the consumer healthcare business assets amounted to $413,834 in fiscal 2002 and was a result of the abandonment and write off of the unamortized capitalized software costs. Amortization of $182,087 was recorded on such assets during the year ended June 30, 2002. No comparable amortization was recorded during the year ended June 30, 2001 because the website was not launched until July 2001. Net sales related to the consumer healthcare business were $10,388 and $24 during the years ended June 30, 2002 and 2001, respectively.


      Liquidity and Capital Resources

      Cash used by operating activities was $197,983 for the current fiscal year compared to cash provided by operating activities of $196,584 during the prior fiscal year. The cash used in operations resulted primarily from the net loss incurred during the current year, in addition to the Company's investment in working capital resulting in an increase in accounts receivable, prepaid expenses and other assets, offset by a substantial reduction of accounts payable. The Company expects this trend to continue as its revenues increase. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $125,911 in fiscal 2002 compared to $231,559 for fiscal 2001. The decrease was mainly attributable to a reduction in the amount of computer equipment required by the Company in addition to spending on internally developed software.

      Net cash provided by financing activities amounted to $164,471 during fiscal 2002 compared to $309,434 in the prior fiscal year. This decrease was due to a smaller amount raised in the private sale of the Company's common stock, which amount was $208,160 compared to $496,233 raised in the prior fiscal year.

      Historically, we have financed our operations primarily through long-term debt and by sales of common and preferred stock. In 2002, as mentioned above, we raised $208,160 before offering expenses through a private sale of common stock.

      We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 18.6% to $694,394 from $585,704 in 2001because of a general slow down in payment by our customers brought about by global economic conditions. In 2002, our accounts payable decreased 25.9% to $553,505 from $746,642 in 2001 due to a concerted effort on our part to bring accounts payable more current

      Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of common stock mentioned above, and long- term debt financing. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2003 to develop the markets and obtain the regulatory approvals for the HA products (see above), and to pursue all of our strategic objectives. We believe that our current availability of cash, working capital, proceeds from the issuance of common stock and cash flow from operations are adequate to meet our ongoing needs for at least the next twelve months. At June 30, 2002, cash on hand amounted to $164,378 compared to $320,140 at June 30, 2001. At June 30, 2002, the Company's available borrowings under its $300,000 line of credit with Vectra Bank amounted to approximately $200,000. The available borrowings at June 30, 2002 were limited to a maximum of $275,000 based upon the calculation of the borrowing base. On July 1, 2002, the Company received a $500,000 common stock investment from Medical & Biological Laboratories Company, Ltd., a strategic partner headquartered in Nagoya, Japan.

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

      In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is not expected to have a material impact on the Company.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. The Company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002.

      Risk Factors

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated over $4,259,707 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash and borrowing availability to satisfy our operating needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both the diagnostic business and the consumer products business, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, our selling and marketing activities or our plans to develop the Consumer Products Business, any of which could have a material adverse effect on the future of the business.

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

      Uncertainity as to Future Orders for Hyaluronic Acid Test Kits ("HA") from Company's Largest Customer

      Chugai has unexpectedly not forecast any orders for HA after November 2002. Our management has not determined Chugai's intent with respect to orders of HA after November 2002 and we are trying to determine the status of these orders. As we are unclear whether or not Chugai will place orders after November 2002, we are internally not projecting any orders by Chugai of HA after November 2002.

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

Item 8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
Financial
           Disclosure.

      None.

                                    PART III

Item  9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance With Section 16(a) of the
           Exchange Act.

      There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in our proxy statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2002.

Item 10.  Executive Compensation.

      There is hereby incorporated by reference the information to appear under the caption "Compensation of Directors and Executive Officers" in our proxy statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      There is hereby incorporated by reference the information to appear under the caption "Principal Shareholders of the Company" in our proxy statement for our 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of June 30, 2002.

Item 12.  Certain Relationships and Related Transactions.

          On October 1, 2001, the Company entered into two notes payable with one of its officers. The first note was for $67,460 and is payable by the Company in monthly principal payments of $5,868 plus interest at 8% per annum over a twelve month period. The second note was for 91,797 pounds sterling (approximately $132,000) and is payable by the Company in monthly principal payments of 4,004 pounds sterling (approximately $5,766 at June 30, 2002) plus interest at 8% per annum over twenty-five months. There have not been any other transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.



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

10.31 Consulting Agreement dated April 10,2001 between Bathgate McColley Capital Group, LLC and the Company.

10.32 Warrant Agreement dated April 10, 2001 between Bathgate McColley Capital Group, LLC and the Company.

10.33 Sales Agent Agreement dated May 7, 2001 between Bathgate McColley Capital Group, LLC and the Company.

10.34* Business Development and Consulting Agreement dated August 27, 2002 between Ascendiant Capital Group, Inc. and the
         Company.

21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).

21.2 Promissory note dated October 1, 2001 between W.C. Fleming and the Corgenix UK, Ltd.

21.3 Promissory note dated October 1, 2001 between W.C. Fleming and Corgenix UK, Ltd.

21.4     Warrant Agreement dated October 11,2001 between Phillips
         V. Bradford and the Company.

21.5 Warrant Agreement dated October 11,2001 between Charles F. Ferris and the Company.

21.6     Underlease Agreement dated October 3, 2001 between G.V.
         Callen, A.G. Pirmohamed and Corgenix UK, Ltd.

21.7 Financial Public Relations Agreement dated March 15, 2002 between the Liolios Group, Inc. and the Company.

21.9 Warrant Agreement dated March 15, 2002 between the Liolios Group, Inc. and the Company.

21.8     Distribution Agreement and OEM Agreement dated March 14,
         2002 between RhiGene, Inc. and the Company.

23.1*    Consent of SR Howell &Co.

23.2*    Consent of  KPMG LLP

23.3*    Certification of  Periodic Report

*  Filed herewith.

----------------------------------------
      (b)  Reports on Form 8-K.

            None

             BUSINESS DEVELOPMENT & CONSULTING SERVICES AGREEMENT


This Business Development & Consulting Services Agreement (the "Agreement") is entered into this 27th day of August, 2002 by and between Ascendiant Capital Group, Inc., a Nevada corporation (hereinafter referred to as, "Consultant"), and Corgenix Medical Corporation (CONX) (hereinafter referred to as, "Client"), a Nevada corporation, (collectively referred to as the "Parties") with reference to the following:

Preliminary Statement: The Client desires to be assured of the association and services of the Consultant in order to avail itself of the Consultant's experience, skills, abilities, knowledge, relationships, and background to facilitate business development matters and is therefore willing to engage Consultant upon the terms and conditions set forth herein. Consultant desires to be assured, and Client desires to assure Consultant, that, if Consultant associate with Client and allocates its resources necessary to provide Client with its business development and consulting services, Consultant will be paid the consideration described herein and said consideration will be nonrefundable, regardless of the circumstances.

Consultant agrees to be engaged and retained by Client upon the terms and conditions set forth herein.

NOW, THEREFORE, in consideration of the foregoing, of the mutual promises hereinafter set forth and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties hereto agree as follows:

1. Engagement. Client hereby engages Consultant on a non-exclusive basis, and Consultant hereby accepts the engagement to become a business development Consultant to Client and to render such advice, consultation, information, and services to the Directors and/or Officers of Client regarding general business matters including, but not limited to the following:

1.1 International Business Development. Consultant will pursue international business development initiatives in Asia and South America on behalf of Client through Consultant's affiliates, Ascendiant - Asia, LLC and Ascendiant - South America, LLC, which may involve sub-licensing and other forms of distribution and/or joint venture agreements. The intended goal of these efforts over the term of this agreement is to achieve, at a minimum, a letter of intent with a strategic distribution partner in Brazil and in the People's Republic of China, which will ultimately lead to definitive distribution agreements for Client's product(s).

2.0 Compensation to Consultant. As express consideration for Consultant entering into this Agreement, Client agrees to pay Consultant $30,000 (the "Engagement Fee"), with one-half ($15,000) paid upon signing, and the balance of $15,000 paid on October 10, 2002.

      Note: Consultant shall have no obligation to perform any duties provided for herein if full payment of the engagement fee is not received within the time described herein this Section 2.

2.1 Expenses. Client shall reimburse Consultant for reasonable expenses incurred in performing its duties pursuant to this Agreement (including printing, postage, express mail, photo reproduction, domestic travel & lodging, and long distance telephone and facsimile charges); provided, however, that for any expenses over $500, Consultant must receive prior written approval from Client. Such reimbursement shall be payable within seven days of Consultant's invoice. Client will not be responsible for any international travel by Consultant.

2.2 Additional Fees. Client and Consultant shall mutually agree upon any additional fees that Client may pay in the future for services rendered by Consultant under this Agreement. Such additional agreement(s) may, although there is no requirement to do so, be attached hereto and made a part hereof as Exhibits beginning with Exhibit A.

3.    Indemnification.  The  Client  agrees  to  indemnify  and  hold  harmless
      ---------------
      Consultant against any and all liability, loss and costs, expenses or damages, including but not limited to, any and all expenses whatsoever reasonably incurred in investigating, preparing or defending against any litigation, commenced or threatened, or any claim whatsoever or howsoever caused by reason of any injury (whether to body, property, personal or business character or reputation) sustained by any person or to any person or property, arising out of any act, failure to act, neglect, any untrue or alleged untrue statement of a material fact or failure to state a material fact which thereby makes a statement false or misleading, or any breach of any material representation, warranty or covenant by Client or any of its agents, employees, or other representatives. Nothing herein is intended to nor shall it relieve Consultant from liability for its own willful act, omission or negligence. All remedies provided by law, or in equity shall be cumulative and not in the alternative.

4.    Confidentiality.
      ---------------
4.1 Consultant and Client each agree to keep confidential and provide reasonable security measures to keep confidential information where release may be detrimental to their respective business interests. Consultant and Client shall each require their employees, agents, affiliates, other licensees, and others who will have access to the information through Consultant and Client respectively, to first enter appropriate non-disclosure Agreements requiring the confidentiality contemplated by this Agreement in perpetuity.

4.2 Consultant will not, either during its engagement by the Client pursuant to this Agreement or at any time thereafter, disclose, use or make known for its or another's benefit any confidential information, knowledge, or data of the Client or any of its affiliates in any way acquired or used by Consultant during its engagement by the Client. Confidential information, knowledge or data of the Client and its affiliates shall not include any information that is, or becomes generally available to the public other than as a result of a disclosure by Consultant or its representatives.

5.    Miscellaneous Provisions.
      ------------------------
5.1   Amendment and Modification.  This Agreement may be amended,  modified and
      --------------------------
      supplemented only by written agreement of Consultant and Client.

5.2 Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. The obligations of either party hereunder cannot be assigned without the express written consent of the other party.

5.3 Governing Law; Venue. This Agreement and the legal relations among the parties hereto shall be governed by and construed in accordance with the laws of the State of California, without regard to its conflict of law doctrine. Client and Consultant agree that if any action is instituted to enforce or interpret any provision of this Agreement, the jurisdiction and venue shall be the City of Irvine, Orange County, California.

5.4 Attorneys' Fees and Costs. If any action is necessary to enforce and collect upon the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees and costs, in addition to any other relief to which that party may be entitled. This provision shall be construed as applicable to the entire Agreement.

5.5 Survivability. If any part of this Agreement is found, or deemed by a court of competent jurisdiction, to be invalid or unenforceable, that part shall be severable from the remainder of the Agreement.

5.6 Facsimile Signatures. The Parties hereto agree that this Agreement may be executed by facsimile signatures and such signature shall be deemed originals. The Parties further agree that within ten (10) days following the execution of this Agreement, they shall exchange original signature pages.

6. Arbitration. All disputes, controversies, or differences between client, consultant, or any of their officers, directors, legal representatives, attorneys, accountants, agents or employees, or any customer or other person or entity, arising out of, in connection with or as a result of this agreement, shall be resolved through arbitration rather than through litigation. With respect to the arbitration of any dispute, the undersigned hereby acknowledge and agree that:

A.    Arbitration is final and binding on the parties;

B.    The parties waive their right to seek remedy in court, including their right to jury trial;

C.    Pre-arbitration discovery is generally more limited and different from court proceeding;

D.    The arbitrator's award is not required to include factual findings or legal reasoning and any party's right of appeal or to seek modification of ruling by the arbitrators is strictly limited;

E.    This arbitration provision is specifically intended to include any and all statutory claims which might be asserted by any party;

F.    Each party hereby agrees to submit the dispute for resolution to the
           American Arbitration Association in Orange County, California within five (5) days after receiving a written request to do so from the other party;

G.    If either party fails to submit the dispute to arbitration on request, then the requesting party may commence an arbitration proceeding, but is under no obligation to do so;

H.    Any hearing scheduled after an arbitration is initialed shall take place in the City of Irvine, Orange County, California;

I.    If either party shall institute a court proceeding in an effort to resist arbitration and be unsuccessful in resisting arbitration or shall unsuccessfully contest the jurisdiction of any arbitration forum located in the City of Irvine, Orange County, California, over any matter which is the subject of this agreement, the prevailing party shall be entitled to recover from the losing party its legal fees and any out-of-pocket expenses incurred in connection with the defense of such legal proceeding or its efforts to enforce its rights to arbitration as provided for herein;

J.    The parties shall accept the decision of any award as being final and conclusive and agree to abide thereby;

K.    Any decision may be filed with any court as a basis for judgment and execution for collection.


7. Term/Termination. This Agreement is an agreement for the term of three (3) months ending November 27, 2002 and is effective as of the date first written above. Should Consultant achieve the intended goals of this agreement as outlined in Section 1.1, Client agrees that, in good faith, it will consider an extension of this agreement with Consultant.
8.    Representations, Warrants and Covenants.  The Client represents,
      ---------------------------------------
      warrants and covenants to the Consultant as follows:

      The Client has the full authority, right, power and legal capacity to enter into this Agreement and to consummate the transactions which are provided for herein. The execution of this Agreement by the Client and its delivery to the Consultant, and the consummation by it of the transactions which are contemplated herein have been duly approved and authorized by all necessary action by the Client's Board of Directors and no further authorization shall be necessary on the part of the Client for the performance and consummation by the Client of the transactions which are contemplated by this Agreement.

      The business and operations of the Client have been and are being conducted in all material respects in accordance with all applicable laws, rules and regulations of all authorities which affect the Client or its properties, assets, businesses or prospects. The performance of this Agreement shall not result in any breach of, or constitute a default under, or result in the imposition of any lien or encumbrance upon any property of the Client or cause acceleration under any arrangement, agreement or other instrument to which the Client is a party or by which any of its assets are bound. The Client has performed in all respects all of its obligations which are, as of the date of this Agreement, required to be performed by it pursuant to the terms of any such agreement, contract or commitment.

9.    Non-Circumvention.  In and  for  valuable  consideration,  Client  hereby
      -----------------
      agrees that Consultant may introduce (whether by written, oral, data, or other form of communication) Client to one or more opportunities, including, without limitation, natural persons, corporations, limited liability companies, partnerships, unincorporated businesses, sole proprietorships and similar entities (hereinafter an "Opportunity" or "Opportunities"). Client further acknowledges and agrees that the identity of the subject Opportunities, and all other information concerning an Opportunity (including without limitation, all mailing information, phone and fax numbers, email addresses and other contact information) introduced hereunder are the property of Consultant, and shall be treated as confidential and proprietary information by Client, it affiliates, officers, directors, shareholders, employees, agents, representatives, successors and assigns. Client shall not use such information, except in the context of any arrangement with Consultant in which Consultant is directly and actively involved, and never without Consultant' prior written approval. Client further agrees that neither it nor its employees, affiliates or assigns, shall enter into, or otherwise arrange (either for it/him/herself, or any other person or entity) any business relationship, contact any person regarding such Opportunity, either directly or indirectly, or any of its affiliates, or accept any compensation or advantage in relation to such Opportunity except as directly though Consultant, without the prior written approval of Consultant. Consultant are relying on Client's assent to these terms and their intent to be bound by the terms by evidence of their signature. Without Client's signed assent to these terms, Consultant would not introduce any Opportunity or disclose any confidential information to Client as herein described.

10. Notices. Any notice or other communication required or permitted hereunder must be in writing and sent by either (i) certified mail, postage prepaid, return receipt requested and First Class mail; or (ii) overnight delivery with confirmation of delivery; or (iii) facsimile transmission with an original mailed by first class mail, postage prepaid, addressed as follows:

      To the Client:                            To the Consultant:
      Attn: William H. Critchfield,            Attn:    Bradley   J.   Wilhite,
      CFO                                      Managing Director
      Corgenix Medical Corporation             Ascendiant Capital Group, Inc.
      12061 Tejon Street                       18881 Von Karman - Ste 1600
      Westminster, CO  80234                   Irvine, CA 92612
      Facsimile No.: (303) 457-4519            Facsimile: (949) 756-1090

      or in each case to such other address and facsimile number as shall have last been furnished by like notice. If mailing is impossible due to an absence of postal service, and other methods of sending notice are not otherwise available, notice shall be hand-delivered to the aforesaid addresses. Each notice or communication shall be deemed to have been given as of the date so mailed or delivered, as the case may be; provided, however, that any notice sent by facsimile shall be deemed to have been given as of the date sent by facsimile if a copy of such notice is also mailed by first class mail on the date sent by facsimile; if the date of mailing is not the same as the date of sending by facsimile, then the date of mailing by first class mail shall be deemed to be the date upon which notice given.

11.   Counterparts.  This  Agreement may be executed  simultaneously  in one or
      ------------
      more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

12.   Preliminary  Statement.  The Preliminary Statement is incorporated herein
      ----------------------
      by this reference and made a material part of this Agreement.

                            *** SIGNATURES FOLLOW ***

IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be duly executed, all as of the day and year first above written.

CLIENT:                             CONSULTANT:

Corgenix Medical Corporation (CONX)       Ascendiant Capital Group, Inc.

---------------------------------         ---------------------------------
Name                                           Bradley J. Wilhite,
Its:  _____________________________            Its Managing Director
Date:  ___________________________             Date:
-----------------------------

                         Consent of Independent Auditors



The Board of Directors
Corgenix Medical Corporation


We consent to incorporation by reference in the registration statements on Form S-8 of Corgenix Medical Corporation of our report dated August 15, 2002, relating to the balance sheets of Corgenix UK Limited as of June 30, 2002 and 2001, and the related financial statements for each of the years in the two-year period ended June 30, 2002, and all related schedules, which reports appears in the June 30, 2002, annual report on Form 10-KSB of Corgenix Medical Corporation.


                                 SR HOWELL & CO


Ramsey, UK
August 21, 2002

                         Consent of Independent Auditors




The Board of Directors
Corgenix Medical Corporation:

We consent to incorporation by reference in the registration statements (Nos. 333-55682 and 333-69775) on Form S-8 of Corgenix Medical Corporation of our report dated August 23, 2002, with respect to the consolidated balance sheets of Corgenix Medical Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended, which reports appears in the June 30, 2002, annual report on Form 10-KSB of Corgenix Medical Corporation.




                                    KPMG LLP


Denver, Colorado
September 19, 2002

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2002 and 2001

                  (With Independent Auditors' Report Thereon)

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


Index to Consolidated Financial Statements


                                                                Page



Independent Auditors' Report                                     F-1

Consolidated Balance Sheets as of June 30, 2002 and 2001         F-2

Consolidated Statements of Operations and Comprehensive
  Income for the years ended June 30, 2002 and 2001              F-3

Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended June 30, 2002 and 2001                     F-4

Consolidated Statements of Cash Flows for the years ended
  June 30, 2002 and 2001                                         F-5

Notes to Consolidated Financial Statements                       F-6

                          Independent Auditors' Report


The Board of Directors
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Corgenix UK Limited, a wholly-owned subsidiary, as of and for the years ended June 30, 2002 and 2001, which statements reflect total assets constituting 14 percent and 14 percent and net sales constituting 25 percent and 24 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Corgenix UK Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Denver, Colorado
August 23, 2002

                     CORGENIX MEDICAL CORPORATION
                           AND SUBSIDIARIES
                     Consolidated Balance Sheets
                        June 30, 2002 and 2001

                   Assets                         2002         2001
                                               -----------  -----------

Current assets:

  Cash and cash equivalents                  $  164,378      320,140
  Accounts receivable, less allowance for
doubtful accounts of $30,000 and

   $14,000                                      694,394      585,704

  Inventories                                   665,305      556,521
  Prepaid expenses                               88,916       13,612
                                               -----------  -----------


       Total current assets                    1,612,993    1,475,977
                                               -----------  -----------

Equipment:

    Capitalized software costs                  113,261      595,921

  Machinery and laboratory equipment            513,698      353,549

  Furniture, fixtures and office equipment      448,743      414,710
                                               -----------  -----------


                                               1,075,702    1,364,180
  Accumulated depreciation and amortization    (642,285)    (551,393)
                                               -----------  -----------


       Net equipment                           433,417       812,787
                                               -----------  -----------

Intangible assets:
  Patents, net of accumulated amortization
of $870,482 and $795,986                        247,062      321,558

  Goodwill, net of accumulated amortization     13,677
                                               ----------
of $44,979 and $41,067                                        17,589
                                               ---------------------


                                                260,739      339,147
                                               -----------  -----------

Due from officer                                 12,000       12,000
Other assets                                      9,686       65,179
                                               -----------  -----------


       Total assets                          $ 2,328,835   2,705,090
                                               ===========  ===========

    Liabilities and Stockholders' Equity
                 (Deficit)

Current liabilities:

  Current portion of notes payable           $  357,672      188,998
  Current portion of capital lease
obligations                                      92,554       31,186

  Accounts payable                              553,505      746,642

  Accrued payroll and related liabilities       118,155      141,528
  Accrued interest                               98,764       82,689
  Accrued liabilities                            24,938       74,877
                                               ----------   -------


       Total current liabilities               1,245,588    1,265,920


Notes payable, less current portion              502,611      618,370
Capital lease obligation, less current
portion                                           99,898       49,378
                                               -----------  -----------


       Total liabilities                       1,848,097    1,933,668
                                               -----------  -----------

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
Authorized 5,000,000 shares,
   none issued or outstanding                      --           --
  Common stock, $0.001 par value.
Authorized 40,000,000 and 20,000,000
   shares in 2002 and 2001, respectively;
issued and outstanding 4,333,095
   and 4,077,290 shares in 2002 and 2001,
respectively                                       4,333        4,077

  Additional paid-in capital                   4,695,392    4,475,563

  Accumulated deficit                         (4,250,915)  (3,736,486)

  Accumulated other comprehensive income          31,928       28,267
                                               -----------  -----------


       Total stockholders' equity (deficit)      480,738      771,421
                                               -----------  -----------

Commitments and contingencies

       Total liabilities and stockholders'
equity (deficit)                              $2,328,835    2,705,089
                                              ===========  ===========

See accompanying notes to consolidated financial statements.

                     CORGENIX MEDICAL CORPORATION
                           AND SUBSIDIARIES
    Consolidated Statements of Operations and Comprehensive Income
                  Years ended June 30, 2002 and 2001
                                                  2002         2001
                                               -----------  -----------


Net sales                                    $ 4,857,682    4,307,578

Cost of sales                                  1,770,543    1,640,958
                                               -----------  -----------


        Gross profit                           3,087,139    2,666,620

Operating expenses:

  Selling and marketing                        1,061,615     756,560

  Research and development                      566,421      322,266

    General and administrative                1,205,480    1,115,562
    Amortization and abandonment of
    consumer healthcare business
    assets (note 10)                            624,145       29,476

                                               3,457,661    2,223,864
                                               -----------  -----------


        Operating income (loss)                ( 370,522)     442,756
                                               -----------  -----------

Other expense -
  Interest expense                             (143,907)    (128,906)
                                               -----------  -----------

                                               (143,907)    (128,906)
                                               -----------  -----------


        Income (loss) before income taxes      (514,429)     313,851


Income tax expense                                 --         17,689
                                               -----------  -----------


            Net income (loss)                $ (514,429)     296,162
                                               ===========  ===========

Net income (loss) per share basic and
diluted                                      $   (0.12)         0.08
                                               ===========  ===========


Weighted average shares outstanding - basic  $ 4,284,997    3,664,594
                                               ===========  ===========

Weighted average shares outstanding -
diluted                                      $ 4,284,997    3,687,477
                                               ===========  ===========


Net income (loss)                            $ (514,429)     296,162
Other comprehensive income -

  foreign currency translation gain               3,661       15,406
                                               -----------  -----------


        Total comprehensive income            $(510,768)     311,568
                                               ===========  ===========

See accompanying notes to consolidated financial statements.

                             CORGENIX MEDICAL CORPORATION
                                   AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity (Deficit)
                           Years ended June 30, 2002 and 2001

                       Common                          Accumulated     Total
                       stock,   Additional                other    stockholders'
                       $0.001    paid-in   Accumulated comprehensive Equity
                         Par      Capital    deficit      income    (deficit)
                   ------------------------------------------------------------
Balance at
 June 30, 2000     $    3,483   3,972,832  (4,032,648)    12,861     (43,472)
Issuance of common
 stock in
 connection with
 private placement
 (net of offering
 costs of $20,863)        566    474,804       --           --        475,370
Issuance of common
  stock for services       28     18,255       --           --         18,283
Issuance of warrants
  for services             --      6,892       --           --          6,892
Issuance of stock
  options for services     --      2,780       --           --          2,780
Foreign currency
  translation              --       --         --         15,406       15,406
Net income                 --       --     296,162          --         296,162
                         ------   ------  ----------      ------      --------
Balance at
  June 30, 2001       $  4,077  4,475,563 (3,736,486)    28,267        771,421

Issuance of common
  stock in connection
  with private placement
  (net of offering costs
  of $27,158)              237    180,765      --           --         181,002
Issuance of common
  stock for services        19     17,601      --           --          17,620

Issuance of warrants
  for services              --     21,463      --           --          21,463
Foreign currency
  translation               --       --        --         3,661         3,661

Net loss                    --       --     (514,429)       --        (514,429)
                        --------- ------   ----------    --------    ----------
Balances at
  June 30, 2002      $   4,333   4,695,392   (4,250,915)  31,928        480,738
                       ========= ========== ============  =======     ==========
See accompanying notes to consolidated financial statements.

                                       F-5
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                       Years ended June 30, 2002 and 2001

                                                        2002       2001
                                                      ---------- ----------

Cash flows from operating activities:
  Net income (loss)                                 $ (514,429)  296,162
  Adjustments to reconcile income (loss) to net cash provided by (used in)
       operating activities:

      Depreciation and amortization                   351,387    160,029

      Equity instruments issued for services           39,083     27,955
      Loss on disposal of assets related to
      consumer healthcare business                    413,834        --
      Changes in operating assets and liabilities of continuing operations:

        Accounts receivable, net                      (108,690)   30,310
        Inventories                                   (108,784)  (4,439)
        Prepaid expenses and other assets             (19,811)   (59,562)
        Accounts payable                              (193,137)  (134,265)

        Accrued payroll and related liabilities       (23,373)    16,365
        Accrued liabilities, including accrued
        interest-                                     (33,864)  (135,071)
                                                     ----------  --------
              Net  cash   provided   by  (used   in)
              operating activities                   (197,784)   197,484
                                                     ---------- ----------
Cash flows used in investing activities

     Additions to equipment                          (125,910)  (231,559)

Cash flows from financing activities:

  Proceeds from issuance of common stock              208,160     496,233

  Proceeds from issuance of notes payable             278,659       --

  Payments on notes payable                           (225,744)  (141,927)

  Payments on capital lease obligations               (69,646)   (24,909)

  Payment for costs of issuance of common stock       (27,158)   (20,863)
                                                      ---------- ----------

              Net   cash   provided   by   financing
              ctivities                               164,271    308,534
                                                      ---------- ----------

              Net increase (decrease) in cash and
              cash equivalents                       (159,423)   274,459

Impact of foreign currency translation adjustment
on cash                                                 3,661     (1,017)


Cash and cash equivalents at beginning of year        320,140     46,698
                                                      ---------- ----------


Cash and cash equivalents at end of year            $ 164,378    320,140
                                                    ========== ==========

Supplemental cash flow disclosures:

  Cash paid for interest                            $ 101,407    123,979
                                                    ========== ==========


  Cash paid for income taxes                        $  --          8,000
                                                    ========== ==========

Noncash investing and financing activity -

  Equipment acquired under capital leases           $ 181,534     29,617
                                                    ========== ==========

See accompanying notes to consolidated financial statements.

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

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix
        (UK) Limited ("Corgenix UK") and healthoutfitters.com, Inc. ("Ho.com"). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in US dollars. Ho.com managed an Internet-based healthcare business. The e-commerce internet site, www.sports-n-fitness.com became operational in the quarter ended June 30, 2001. The site was a consumer-focused interactive site including healthcare-related products available for convenient purchase and delivery and links to numerous other healthcare information sites. In June 2002, the Company determined that its consumer healthcare business and associated operations via consumer websites were not strategic to the Company's ongoing objectives therefore, the Company decided to discontinue capital and human resource investment in this business. Concurrent with this decision, the Company abandoned the assets related to said consumer healthcare business (see note 10).

(b)   Principles of Consolidation

        The consolidated financial statements include the financial statements of Corgenix Medical `Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


    (c) Use of Estimates
        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

    (d) Cash and Cash Equivalents
        The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

    (e) Inventories
        Inventories are recorded at the lower of cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the two years ended June 30, 2002. Components of inventories as of June 30, are as follows:

                           2002         2001
                         ----------  -----------
Raw materials         $   179,110     142,585
Work-in-process           223,112     216,345
Finished goods            263,083     201,071

                         ----------  -----------
                      $   665,305     556,521
                         ==========  ===========

    (f) Equipment and Software
        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization expense, which totaled $351,387 and $160,029 for the years ended June 30, 2002 and 2001, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. In the fourth quarter of fiscal 2001, the Company established an internet based consumer healthcare business which consisted primarily of an e-commerce internet site for selling medical and health products directly to consumers. Direct internal and external costs of developing the software, other than initial design, were capitalized and began to be amortized on the straight-line method over three years starting in fiscal year 2002. Said amortization for the fiscal year 2002 amounted to approximately $182,000. See note (10) below, for a discussion regarding the abandonment and closure of the Company's internet-based consumer healthcare business.

        In the quarter ended December 31, 2001, the Company began development of a business-to-business web site (Corgenix On Line) for its core business reference laboratory and hospital customers and potential customers worldwide. The website, when completed, will allow customers to place orders for the Company's diagnostic products, pay for said orders, and track the status of such orders. It will also give full specifications and details on all of the Company's diagnostic test kits. As was the case in the paragraph above, the direct internal and external costs of developing the related software, other than initial design and other costs incurred during the preliminary project stage, have been capitalized and will continue to be capitalized until the software has been completed. Such capitalized amounts, $113,261 as of June 30, 2002, will be amortized commencing when the website is placed in service on a straight line basis over a three-year period.

    (g) Intangible Assets
        Intangible assets consist of purchased patents and goodwill, which are amortized using the straight-line method over the shorter of 15 years or the remaining life of the patent.

        The Company is required to adopt the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on July 1, 2002. Goodwill and certain identifiable intangible assets with indefinite lives will not be amortized under SFAS No. 142, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Identifiable intangibles with finite lives will continue to be amortized over their estimated useful lives.

(h)   Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $39,779 and $17,600 in fiscal 2002 and 2001, respectively. Advertising costs included in operating expenses of the consumer healthcare business totaled $14,808 and $5,285 in fiscal 2002 and 2001, respectively.

    (i) Income Taxes
        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for net operating loss and other credit carryforwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the tax effect of transactions are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

        Deferred tax assets are reduced by a valuation allowance for the portion of such assets for which it is more likely than not the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carryforwards.

    (j) Revenue Recognition
        Revenue is recognized upon shipment of products. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue.

    (k) Research and Development
        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense for the years ended June 30, 2002 and 2001 totaled $566,421 and $322,266, respectively.

    (l) Long-Lived Assets
        The Company reviews long-lived assets, including intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.



    (m) Stock-Based Compensation
        The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123 (SFAS No.
        123), Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

(n)     Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. In fiscal 2002, options and warrants to purchase common stock totaling 36,669 and 10,465 shares respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive.

                                                 2002         2001
                                              -----------  -----------
                                                           -----------

        Net income (loss)                   $  (514,429)     296,162
                                              -----------  -----------
                                              -----------  -----------

        Common and common equivalent shares outstanding:
           Historical common shares
            outstanding at beginning of
            year                              4,077,290    3,483,312
           Weighted average common
            equivalent shares issued
            during year                         207,707      181,282
                                              -----------  -----------

                Weighted average common
            shares - basic                    4,284,997    3,664,594

           Weighted average common
            equivalent shares issued
            during the year                         --        22,883
                                              -----------  -----------


                Weighted average common
         shares - diluted                     4,284,997    3,687,477
                                              ===========  ===========

         Net income (loss) per share -
            basic and diluted               $    (.12)         .08
                                              ===========  ===========

    (o) The Company has recorded contingent stock purchase warrants in accordance with Emerging Issues Task Force Bulletin 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At the grant date, the minimum number of warrants which may eventually be issued are recorded at their fair value, which is adjusted in subsequent periods for revisions of the minimum number of warrants to be issued and the then current fair value of the warrants.

    (p) Reclassifications
        Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

         (q)    Foreign Currency Transactions

        The accounts of the Company's foreign subsidiary are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are tanslated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income (expense).

(2) Notes Payable
    Certain of the notes payable restrict the payment of dividends on the Company's common stock. Notes payable consist of the following at June 30, 2002 and 2001:

                                               2002         2001
                                             ----------   ----------

    Note payable to a bank, with interest
    at prime plus 2.75% (7.50% at June 30,
    2002), due in monthly installments of
    principal and interest of $14,415
    through January $ 2007, collateralized
    by commercial security agreements
    and a key man life insurance policy.       615,324      718,750

    Note payable to an officer, unsecured,
    with interest at 8%, due in
    monthly installments of principal
    and interest of $5,868 through
    September 2002.                            17,373       --

   Revolving credit agreement with a
   bank whereby Corgenix can borrow up
   to $300,000 based upon a borrowing
   base of 70% of eligible accounts
   receivable, collateralized by said
   eligible accounts receivable, (limited to
   approximately $275,000 at June 30, 2002)
   with interest at prime
   plus 2%, maturing in February 2003.         75,000       --

   Note payable to an officer, unsecured,
   with interest at 8%, due in monthly
   installments of principal and interest
   of 4,004 pound sterling (approximately
   $6,100 at June 30, 2002)
   through October 2003.                       90,812       --

  Notes payable, unsecured, to former
  preferred stockholders, with
  interest at 12%, due on demand.              61,774       80,618

  Note payable, uncollateralized and
  unsecured, with interest at prime
  plus 3%, due on demand                         --          8,000
                                             ----------   ----------
                                               860,283      807,368

    Less current portion                      (357,672)    (188,998)
                                             ----------   ----------
           Notes payable, excluding
           current portion                  $  502,611      618,370
                                             ==========   ==========

      Aggregate maturities of notes payable by year as of June 30, 2002, are as follows:

Years ending June 30:
  2003                        $  357,672
  2004                           124,579
  2005                           134,250
  2006                           144,672
    2007                          99,110
  Thereafter                        --
                                -----------
                              $  860,283
                                ===========

    The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

(3) Stock Compensation and Stock Purchase Plan
    Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The plan is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 60,000 common shares were registered with the Securities and Exchange Commission
    (SEC) for purchase under the plan. There were 16,744 and 24,616 shares issued under the plan during fiscal years 2002 and 2001, respectively. During September 2002, the Company determined that it had inadvertently issued and registered more common stock under this plan than had heretofore been authorized by shareholders of the Company. The Company intends to amend this plan and rectify the situation through a shareholder vote at the upcoming annual shareholders meeting to be held on December 11, 2002. Compensation expense is recognized for the fair value of the employee's purchase rights. Compensation expense recognized for the 15% discount on shares purchased under this plan amounted to $2,646 and $2,129 in fiscal 2002 and 2001, respectively.

    Effective January 1, 1999, the Company adopted a Stock Compensation Plan to provide executive officers an opportunity to be awarded shares of its common stock in lieu of cash compensation for services rendered. Each quarter ("award period"), the officers may be awarded shares of stock at the lesser of the fair value of shares on the beginning or end of each quarter. The Stock Compensation Plan expired on December 31, 2000. A total of 90,000 common shares were registered for distribution under the plan. No shares were issued under the plan during fiscal 2002 and 2001. Thus, no compensation expense was recognized for the fair value of the executive officers' purchase rights in either of those two years.

    In October 1999 and July 2000 the Company reserved a total of 200,000 shares of its common stock for an incentive stock option plan (Plan) for employees, directors and consultants. Options are granted at the discretion of the board of directors with an exercise price equal to or greater than the market value of the Company's common stock on the grant date. The Company intends to adopt a new 2002 Incentive Stock Option Plan, subject to shareholder vote, at the annual shareholders meeting to be held on December 11, 2002.

    Detail of stock option activity for the two-year period ended June 30, 2002 is as follows:

                                   Number of     Range of  Weighted average
                                                 exercise     exercise
                                     shares       prices        price
                                   -----------  ------------  -----------


    Outstanding at June 30,2000 (1)  23,549   $  .682-3.28  $   1.534

    Granted-at market price         115,500     0.625-0.80      0.742
    Granted-at   greater  than        6,400        1.375        1.375
    market price
    Canceled                         (1,200)       3.28          3.28
                                     ======


    Outstanding at June 30,         144,249     0.625 - .80     0.878
    2001 (1)

    Exercised                            --         --             --
    Canceled                        (38,400)       .625          .625
                                     ======       ======


    Outstanding at June 30,         105,849     0.625-3.28       .970
    2002 (1)

    Options exercisable at            5,869                      0.68
     June 30, 2000                    =====


    Options exercisable at           20,549                     1.247
       June 30, 2001                 ======


    Options exercisable at           53,182
      June 30, 2002                  ======                     1.00

    (1) Includes 5,869 in warrants granted to an employee in June 2000

    The following table summarizes information about stock options issued to employees and directors that are outstanding at June 30, 2002:

                                                     Exercisable
                 Outstanding options                   options
    -----------------------------------------------------------------
    -----------------------------------------------------------------
                              Weighted
         Range                average    Weighted           Weighted
          of                 remaining    average           average
       exercise              contractual  exercise          exercise
         price     Number      life        price   Number    price
       ---------  ---------  ---------   -------  ---------  --------
       ---------  ---------  ---------   -------  ---------  --------

  $ 0.625 - 1.375 102,249      5.2       $0.842    50,582    $0.886
         3.28       3,600      4.7         3.28     2,600     3.28
                 ---------  ---------   -------  ---------  --------
                  105,849      5.2        0.925    53,182    $1.00
                  =======                          ======

    Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated as follows:


                                                2002        2001
                                             -----------  ---------
                                             -----------  ---------

  Net income (loss) as reported           $  (514,429)    296,162
  Net income pro forma                       (543,175)    254,060
  Net income (loss) per share as reported      (0.12)       0.08
  Net income per share pro forma               (0.12)       0.07

    Fair value was determined using the Black Scholes option - pricing model with the following assumptions: no expected dividends, volatility of 186%, risk-free interest rate of 3.29% and expected lives of seven years. The weighted average fair value per option of options granted during the years ended June 30, 2002 and 2001 was $0.80 and $2.85, respectively.

(4) Commitments and Contingencies
    (a) Leases
        The Company is obligated under various noncancelable operating and capital leases primarily for its operating facility and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Future minimum lease payments under noncancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2002, are as follows:

                                                    Capital   Operating
                                                     leases   leases
                                                    --------- --------

        Years ending June 30:
          2003                                   $   109,780   153,077
          2004                                        79,633   152,849
          2005                                        29,399   156,453
          2006                                            --   162,086
             2007                                         --    29,014
                                                    --------- --------
              Total future minimum capital           218,812   653,479
              lease payments                        ========  ========

        Less amounts representing interest            26,360
                                                    ---------

              Present value of minimum capital       192,452
        lease payments

        Less current portion                          92,554
                                                    ---------

                       Capital lease             $    99,898
        obligations less current portion            =========

        Rent expense totaled $161,000 and $123,000 for the years ended June 30, 2002 and 2001, respectively.

    (b) Employment Agreements
        The Company has employment agreements with certain key employees, certain of whom are also stockholders. In addition to salary and benefit provisions, these agreements include defined commitments by the Company should the employees terminate their employment with or without cause.

(c)   Warrants
        On April 12, 2001, the Company issued warrants to purchase 225,000 shares of common stock of Corgenix to a consultant to the Company. The warrants were issued in exchange for financial advisory and investment banking services to be provided to the Company. Warrants to purchase 45,000 shares vested ratably over the first year. The remaining 135,000 warrants were to vest only if defined future events occur. The service agreement and the remainder of the warrants were terminated by the Company in October 2001. None of the additional warrants had vested at the time of the termination. The warrants were issued in the form of four separate three-year common stock purchase warrants to purchase an aggregate 180,000 shares of Corgenix common stock at an exercise price of $1.25 per share with customary anti-dilution and "cashless" exercise provisions and certain stock price performance goals. The warrants were issued with a purchase price of $.001 per warrant for aggregate consideration of $900. The warrants may be assigned to third parties by the consultant with the prior consent of Corgenix.

        In March 2002, the Company issued warrants to purchase 200,000 shares of its common stock for aggregate proceeds of $200 at exercise prices ranging from $1.00 to $1.75 per share to a consultant to the Company. The warrants vest in blocks of 50,000 warrants at the various exercise prices if and when the Company's common stock trades at prices ranging from $1.25 to $2.00 for ten continuous trading days each. The service agreement and the warrants were terminated in August 2002. No warrants had vested at the time of the termination.

        All of the above warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4 (2) of the Securities Act.

(5)   Stockholders' Equity (Deficit)

    On January 15, 2002, the Company effected a one-for-five reverse stock split of the Company's common stock, effective for stockholders of record as January 14, 2002. The reverse stock split reduced the number of shares outstanding to 4,327,899 from 35,672,101 for stockholders of record as of January 14, 2002. All share data included in this report has been retroactively restated to reflect the reverse stock split.

(6) Income Taxes
    Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

                                              2002        2001
                                           -----------  ----------
                                                        ----------

Computed expected tax expense            $ (180,050)     106,709
 Reduction (increase) in income taxes
 resulting from:
   Permanent differences                    (13,751)     (40,000)
   Impact of foreign loss not
    deductible in the United States              --       40,000
   Change in valuation allowance            181,543      (89,020)
   Other                                     12,258           --
                                           -----------  ----------
                                         $       --       17,689
                                           ===========  ==========




    At June 30, 2002, the Company has a net operating loss carryforward for income tax purposes of approximately $1,813,000 expiring during the period from 2012 to 2022. Research and experimentation tax credit carryforwards approximate $285,000. The future utilization of the operating loss carryforwards or the time period in which the carryforwards may be utilized could be limited if certain historical stockholders of REAADS sell their shares within two years of the purchase of Gray Wolf. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

    As of June 30, 2002, the Company had a gross deferred tax asset of approximately $1,056,000 relating primarily to the Company's net operating losses and research and experimentation credit carryforwards. A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(7) Related Party Transactions
    The Company has entered into product development, manufacturing and distribution agreements with Chugai Diagnostic Science Company, Ltd. (Chugai), which provide certain rights for Chugai to distribute the Company's products in Japan. Chugai is a stockholder who formerly held greater than 5% of the outstanding common stock of the Company and had rights to a seat on the Company's Board of Directors. Accordingly, Chugai is no longer considered a related party.

    Amounts due from an officer are due upon demand, and do not bear interest. Amounts due to an officer, pursuant to two notes payable, are due in monthly installments through October 2003 and bear interest at 8% and prime plus 2%, respectively, and are described in note 2 above.

(8) Concentration of Credit Risk
    The Company's customers are principally located in the United States, although there are a few significant foreign customers. The Company has a distribution agreement with Cambridge Life Sciences plc to distribute the Company's products in Europe. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables.

    Chugai is the Company's largest customer, representing approximately 15% and 12% of sales in the years ended June 30, 2002 and 2001, respectively, and approximately 8% and 10% of accounts receivable at June 30, 2002 and 2001, respectively.

(9) Reportable Segments
    The Company has two segments of business, domestic and international operations. International operations primarily transacts sales with customers in the United Kingdom and Europe, while domestic operations transact all other sales. Sales to Chugai, emanating from the United States, have historically been included in the domestic business segment. The following table sets forth selected financial data for these segments for the years ended June 30, 2002 and 2001.

                                       Year ended June 30, 2002
                                   ----------------------------------
                                   Domestic    International Total
                                   ----------  ----------  ----------

    Net sales - external         $ 4,265,167   1,191,544   5,456,711
    customers
    Net sales - intercompany       (599,029)         --    (599,029)
                                   ----------  ----------  ----------
                                               ----------  ----------
          Total net sales        $ 3,666,138   1,191,544   4,857,682

    Depreciation and                                        351,387
    amortization                 $  350,251       1,136

    Interest expense             $  117,483      26,424     143,907

    Net income (loss)            $ (839,307)    324,878    (514,429)

    Segment assets               $ 2,000,426    328,409    2,328,835



                                       Year ended June 30, 2001
                                   ----------------------------------
                                   Domestic    International Total
                                   ----------  ----------   ---------

    Net sales - external           3,698,712    997,743     4,696,455
    customers                    $
    Net sales - internal                                    (466,743)
    customers                      (466,743)         --
                                   ----------  ----------   ---------
          Total net sales        $ 3,231,969    997,743     4,229,712

    Depreciation and                                         160,029
    amortization                 $  158,893       1,846

    Interest expense             $  108,585      20,321      128,906

    Net income (loss)            $  141,140     155,022      296,162

    Segment assets               $ 2,322,239    382,851     2,705,090
                                   ---------    -------     ---------












(10)      Consumer Healthcare Business
    At June 30, 2002, the Company decided to abandon and close its internet-based consumer healthcare business and all related e-commerce sites managed and operated by its wholly owned subsidiary, health-outfitters.com, Inc. ("Ho.com"). The results of Ho.com's operations have been included in continuing operations in the consolidated statements of operations for the fiscal years ended June 30, 2002 and 2001. Subsequent to June 30, 2002, the Company has redeployed the office space and employees formerly involved in the consumer healthcare business into its core business. The costs of office space, personnel and other recurring costs attributable to Ho.com totaled $188,617 and $238,582 during the years ended June 30, 2002 and 2001, respectively, and are included in operating expenses. As a consequence, the operating expenses of the consumer healthcare business for the fiscal year ended June 30, 2002 contain the following recurring and non-recurring components.

    Net sales related to the consumer healthcare business were $10,388 and $24 during the years ended June 30, 2002 and 2001, respectively. The operating expenses of the consumer healthcare business that will not recur consist primarily of the amortization of capitalized software costs, and direct advertising and marketing-related costs.

    At June 30, 2002 the company abandoned all assets related to Ho.com. Assets abandoned totaled $413,834 and consisted of unamortized capitalized software costs. In addition, amortization of $182,087 was recorded on such assets during the year ended June 30, 2002. No comparable amortization was recorded during the year ended June 30, 2001.

                        CERTIFICATION OF PERIODIC REPORT

I, Luis R. Lopez, Chief Executive Officer and William H. Critchfield, Chief Financial Officer of Corgenix Medical Corporation, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2002 (the "Report") fully complies with the requirements of
      Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  September 23, 2002



                                               /S/Luis R. Lopez
                                               ------------------------
                                               Luis R. Lopez
                                               Chief Executive Officer


                                               /S/William H. Critchfield
                                               --------------------------
                                               William H. Critchfield
                                               Chief Financial Officer





















                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of September 2002.

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

         Signatures           Title                            Date



/s/ Luis R. Lopez, M.D.   Chairman of the Board, Chief     September 23, 2002
-----------------------
Luis R. Lopez, M.D.       Executive Officer and Director
                          (principal executive officer)


/s/ Douglass T. Simpson   President and Director           September 23, 2002
-----------------------
Douglass T. Simpson

/s/ William H. Critchfield VP and CFO and Accounting Off.  September 23, 2002
--------------------------

/s/ Jack W. Payne         Director                         September 23, 2002
---------------------
Jack W. Payne

/s/ Wendell J. Gardner    Director                         September 23, 2002
----------------------
Wendell J. Gardner

/s/ Jun Sasaki            Director                         September 23, 2002
----------------------
Jun Sasaki