Form 10QSB
period 2002-09-30
CORGENIX MEDICAL CORP/CO
filed 2002-11-14
CIK 1063665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

The number of shares of Common Stock outstanding was 5,219,076 as of November 14, 2002.

Transitional Small Business Disclosure Format.     Yes _   No X
                                                              -

                          CORGENIX MEDICAL CORPORATION


                               September 30, 2002





                                TABLE OF CONTENTS


                                                                  Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                   3


      Item 2.   Management's  Discussion  and Analysis of
                Financial  Condition and Results of
                Operations                                         10



      Item 3.   Controls and Procedures                            14




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                  19


      Item 2.   Changes in Securities and Use of Proceeds          19


      Item 3.   Defaults Upon Senior Securities                    19


      Item 4.   Submission of Matters to a Vote of Security
                Holders                                            19


      Item 5.   Other Information                                  19


      Item 6.   Exhibits and Reports on Form 8-K                   20


      Certifications                                               23

                                     PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets
-------------------------------------------------------------------------------


                                     September 30, 2002      June 30, 2002
                                         (Unaudited)
                Assets
Current assets:
  Cash and cash equivalents               $379,423               164,378
  Accounts receivable, less allowance for
      doubtful accounts of  $15,000 and
      $30,000                              749,096               694,394
  Inventories                              697,641               665,305
  Prepaid expenses                          49,280                44,836
                                          --------               --------
                Total current assets     1,875,440             1,568,913
Equipment:

  Capitalized software costs               122,855               113,261
  Machinery and laboratory equipment       513,698               513,698
  Furniture, fixtures, leaseholds
      & office equipment                   452,694               448,743
                                          --------               -------
                                         1,089,247             1,075,702

  Accumulated depreciation and
      amortization                        (670,046)             (642,285)
                                          ---------             ---------
                  Net equipment            419,201               433,417
                                          ---------             ---------
Intangible assets:
  Patents, net of accumulated
       amortization of  $889,106
       and $870,482                        228,438               247,062
  Goodwill, net of accumulated
       amortization of  $44,979             13,677                13,677
                                           --------              --------
                   Net intangible assets   242,115               260,739
                                           --------              --------
  Due from officer                          12,000                12,000
  Other assets                              71,814                53,766
                                           --------              --------
                   Total assets         $2,620,570             2,328,835
                                        ===========            =========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts  payable                    $   294,145               553,505
  Accrued payroll and
       related liabilities                 139,998               118,155
  Accrued liabilities                       44,545                24,938
  Accrued interest                         105,275                98,764
  Current portion of  notes payable        286,457               357,672
  Current portion of capital
       lease obligations                    91,352                92,554
                                           -------                -------

                    Total current
                    liabilities            961,772             1,245,588

Notes payable, excluding current portion   472,334               502,611
Capital lease obligations, excluding
    current portion                         82,715                99,898
                                           --------              -------

                  Total liabilities      1,516,821             1,848,097
                                        -----------           -----------

Redeemable common stock, 880,282 shares
       Issued and outstanding, aggregate
       redemption value of $500,000,
       net of  unaccreted discount and
       issuance costs of  $206,278
       at September 30, 2002               292,736                 -
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
       Authorized 5,000,000 shares,
       none issued or outstanding            -                     -
  Common stock, $0.001 par value.
       Authorized 40,000,000 shares;
       issued  and outstanding
       and 4,333,095 on September 30
       and June 30,  respectively            4,339                4,333
Additional paid-in capital               4,921,590            4,695,392
Accumulated deficit                     (4,122,898)          (4,250,915)
Accumulated other comprehensive income       7,982               31,928
                                        -----------           ----------

      Total stockholders' equity           811,013              480,738

 Total liabilities and stockholders'
 equity                                 $2,620,570            2,328,835
                                        ===========          ===========

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                       Three Months Ended

                                       September September
                                       30,          30,
                                         2002      2001
                                       --------------------

(Unaudited)         (Unaudited)


Net sales                           $1,410,040   1,151,062
Cost of sales                          411,820     316,669
                                       -------   ---------


          Gross profit              $  998,220     834,393


Operating expenses:
  Selling and marketing                309,016     233,091

  Research and development              209,982    138,721

  General and administrative            300,419    292,040

   Expenses of consumer healthcare
   business                               -        37,196
                                       --------- ----------

  Total expenses                        819,417   701,048
                                       ---------   -------


          Operating income          $   178,803   133,345


Interest expense, net                    30,058    34,852
                                       ---------  --------


Net income                          $   148,745    98,493


Accretion of discount on redeemable      20,728      -
common stock                           ---------   --------


Net income to common shareholders   $   128,017    98,493
                                       ==========  ========


 Net income per common share, basic $      0.02      0.01


 Net income per common share, diluted $    0.02      0.01


Weighted average shares outstanding,  5,209,322  4,193,576
basic                                 =========  =========


Weighted average shares outstanding,  5,209,322  4,228,968
 diluted                              =========  =========

          Net income (loss)           $ 148,745     98,493


 Other comprehensive income
 (loss)-foreign currency
 translation loss                       (23,946)   (11,071)
                                      ----------  ---------

 Total comprehensive income            $124,799     87,422
                                       =========    =======

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                       Three Months
                                                           Ended
                                               September 30,    September  30,
                                                   2002              2001
                                               -------------------------------
                                                (Unaudited)      (Unaudited)
 Cash flows from operating activities:
  Net income                                   $  148,745           98,493
  Adjustments to reconcile net income to
 net cash used in operating activities:

             Depreciation and amortization         46,385           90,016

             Equity instruments issued
             for services                           3,419           10,619
             Changes in operating assets
and liabilities:
                  Accounts receivable, net        (54,702)         (28,948)
                  Inventories                     (32,336)         (65,976)
                  Prepaid expenses and
                  other assets                    (22,492)         (15,598)
                 Accounts payable                (259,360)        (178,995)
                 Accrued payroll and
                 related liabilities               21,843          (20,230)
                 Employee stock purchase
                 plan payable                        (586)             416
                 Accrued interest and
                 other liabilities                 26,704           39,537
                                                 ----------      ----------

                    Net cash used in operating
                    activities                   (122,380)         (70,666)
                                                 ---------        ---------

Cash flows used by investing activities:
   Additions to equipment                         (13,545)          (2,065)

Cash flows from financing activities:
  Proceeds from issuance of redeemable
common stock and warrants                         500,000          175,615
  Proceeds from issuance of notes payable          19,100            1,334
  Payments on notes payable                      (120,592)         (32,414)
  Payments on capital lease obligations           (18,385)         (12,068)
  Payments for costs of issuance of
        common stock                               (5,207)         (15,707)

        Net cash provided by financing
        activities                                374,916          116,760
                                                 ----------    ------------

        Net increase in cash and cash equivalents 238,991           44,029

Impact of foreign currency translation
adjustment on cash                                (23,946)         (11,071)

Cash and cash equivalents at beginning of
period                                            164,378          320,140
                                                  ---------     -----------
Cash and cash equivalents at end of period     $  379,423          353,098
                                               ------------     -----------
Supplemental cash flow disclosures:

  Cash paid for interest                       $   16,425           29,014
Noncash investing and financing activity--
   Equipment acquired under capital leases
                                               $      -             40,000
                                               ------------     ------------
See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

On May 22, 1998, REAADS Medical Products (REAADS) completed a merger with a subsidiary of Gray Wolf Technologies, Inc., an inactive corporation with no significant assets or operations. The resulting merged corporation was named

Corgenix, Inc. The parent corporation was renamed Corgenix Medical Corporation (Corgenix or the Company).Corgenix Medical Corporation (Corgenix or the Company) develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. We market our products to hospital laboratories and freestanding laboratories worldwide through a network of sales representatives, distributors, and private label (OEM) agreements. Our headquarter offices and manufacturing facility are located in Westminster, Colorado.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Corgenix, Inc. and Corgenix UK Limited (Corgenix UK), and untilJune of 2002, the accounts of healthoutfitters.com, Inc. ("Ho.com"). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in US dollars. Ho-com managed an internet-based healthcare business. The e-commerce internet site, www.sports-n-fitness.com became operational in the quarter ended June 30, 2001. The site was a consumer-focused interactive site including healthcare-related products available for convenient purchase and delivery and links to numerous other healthcare information sites. In June 2002, the Company determined that its consumer healthcare business and associated operations via consumer websites were not strategic to the Company's ongoing objectives and core medical diagnostic kit business. Accordingly, during the fourth quarter of fiscal 2002, the Company decided to abandon and close its internet-based consumer business and all related e-commerce sites managed and operated by Ho.com. Assets abandoned principally consisted of unamortized capitalized software costs.

The accompanying consolidated financial statements have been prepared without audit and in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 2002 and June 30, 2002 and the results of operations for each of the three month periods ended September 30, 2002 and 2001, and the cash flows for each of the three month periods then ended. The operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates.

2. SOFTWARE

The Company accounts for its software and information technology in compliance with Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs are expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system.In the fourth quarter of fiscal 2001, the Company established an internet-based consumer healthcare business which consisted primarily of an e-commerce internet site for selling medical and health products directly to consumers. Direct internal and external costs of developing the software, other than initial design, were capitalized and began to be amortized on the straight-line method over three years starting in the first quarter of fiscal year 2002. See (1) above, for a discussion regarding the abandonment and closure of the Company's internet-based consumer health care business. Amortization of $49,659 was recorded on such assets for the quarter ended September 30, 2001. No comparable amortization was recorded during the latest quarter.In the quarter ended December 31, 2001, the Company began development of a business-to-business web site (Corgenix On Line) for its core business reference laboratory and hospital customers and potential customers worldwide. The website, when completed, will allow customers to place orders for the Company's diagnostic products, pay for said orders, and track the status of such orders. It will also give full specification and details on all of the Company's diagnostic test kits. The direct internal and external costs of developing the related software, other than initial design and other costs incurred during the preliminary project stage, have been capitalized and will continue to be capitalized until the software has been completed. To date, all products and enhancements thereto have utilized proven technology. Such capitalized amounts, $122,855 as of September 30, 2002, will be amortized on a straight line basis over a three-year period commencing when the website is placed in service, which is expected to be in October 2002.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. For the quarters ended September 30, 2002 and 2001, options and warrants to purchase common stock totaling 105,849 and 5,280 shares respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive.

      The components of basic and diluted income per share are as follows:

                                          3 months ended      3 months ended
                                       September 30, 2002  September 30, 2001

Net income available to common
stockholders                               $ 128,017              98,493
                                            ---------            --------

Common and common equivalent shares outstanding:
     Historical common shares outstanding
     at beginning of period                4,333,095           4,077,290
     Weighted average common shares
     issued during the period                876,227             116,286
                                           ----------            -------

               Weighted average common
               shares--basic               5,209,322            4,193576
     Weighted average common equivalent
     shares issued during the period            -                 35,392
                                          -----------           ---------
                Weighted average common
                shares--diluted            5,209,322           4,228,968

Net income per share--basic and diluted   $     0.02                0.01

4.    INCOME TAXES

A valuation allowance was provided for the income tax benefit of the net operating losses incurred during the three months ended September 30, 2002 and 2001.


 5.   SEGMENT INFORMATION
The Company has two segments of business: domestic and international operations. International operations primarily transact sales with customers in the Europe and continents other than North America, while domestic operations transact sales primarily in North America. Sales to Chugai, emanating from the United States, have historically also been included in the domestic business segment. The Company's formerly active subsidiary, Ho-com, had insignificant revenue for the three months ended September 30, 2001. Revenue and expenses for Ho-com are included in the Domestic segment for the three months ended September 30, 2001. The following table sets forth selected financial data for these segments for the three-month periods ended September 30, 2002 and 2001.
Three Months Ended September 30

                        Domestic     International           Total

Net sales        2002  $1,131,518       278,522            1,410,040
                 2001  $  841,446       309,616            1,151,062
                     ---------------------------------------------------


Net income(loss) 2002  $   83,568        65,177              148,745
                 2001  $  (26,438)      124,961               98,493
                     ---------------------------------------------------


Depreciation     2002  $   45,904           481               46,385
                 2001  $   90,016            0                90,016
                     ---------------------------------------------------


Interest expense,
 net             2002  $  22,032           8,026              30,058
                 2001  $  28,262           6,590              34,852
                     ---------------------------------------------------

Segment assets   2002 $2,253,089         367,481           2,620,570
                 2001 $2,025,535         303,300           2,328,835
                     ---------------------------------------------------

6.   REDEEMABLE COMMON STOCK


On July 1, 2002, the Company entered into an agreement ("MBL Agreement") with Medical & Biological Laboratories Co., Ltd. ("MBL"), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan, under which the Company sold 880,282 shares of its $.001 par value common stock to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $494,793. Under the MBL Agreement, MBL was also granted a put option which could cause the Company to repurchase, at a future date, the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." The put option requires the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option is exercisable by MBL any time after the termination or expiration of the distribution agreement between the Company and RhiGene, MBL's U.S. subsidiary, upon any merger or consolidation of the Company with another corporation wherein in the Company's stockholders own less than 50% of the surviving corporation or upon any sale or other disposition of all or substantially all of the Company's assets. The present distribution agreement with RhiGene expires on March 31, 2005, though the distribution agreement may be renewed or extended prior to that time.

Pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

In addition, as part of the MBL Agreement and for no additional consideration, MBL was issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to of the warrants upon issuance are being accreted on the interest method over the 33-month period prior to the presently expected first date on which the put option may be exercised, which is the present expiration date of the distribution agreement between the Company and RhiGene.



































  Item 2.
          CORGENIX MEDICAL CORPORATIONManagement's Discussion and Analysis Of
                 Financial Condition and Results of Operations
                          The following discussion should be read in
conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.
      General Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 142 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners. We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, we do not operate with a customer order backlog. Except for the fiscal year ended June 30, 1997, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees and milestone payments from research and development agreements with strategic partners.

      In fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

      Although we have experienced growth in revenues every year except 1997, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products,
(iii) seasonal customer demand, (iv) whether and when we receive R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

      Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We believe that the policies identified below are critical to the understanding of our results of operations. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management has made estimates and assumptions based on these policies. We do not believe that there is a great likelihood that materially different amounts would be reported if different assumptions were used. However, the application of these policies involves judgments and assumptions as to future events and, as a result, actual results could differ significantly from those estimates.

      Revenue Recognition

      Revenue is recognized upon shipment of products. Provisions are made for sales discounts and allowances at the time product sales are recognized.

      Inventory Valuation

      Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

      Allowance for Doubtful Accounts

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

      Research and Development and Advertising Costs

      Research and development and advertising costs are expensed when incurred



Results of Operations


      Three Months Ended September 30, 2002 compared to 2001

      Net sales. Net sales for the three months ended September 30, 2002 were $1,410,040, a 22.5% increase from $1,151,062 in 2001 due to continued expansion of our worldwide distribution network, overall product mix, and revenue from new products. Product sales increased in most categories. Domestic sales increased 34.5% while sales to international distributors decreased 10.0%; sales to OEM partners (other medical companies selling Corgenix manufactured products under the respective companys' labels) increased 50.3%, primarily due to ordering patterns and to sales to new OEM partners. Offsetting the above increase in Domestic sales was a decrease of 20.9% in the sales of Hyaluronic Acid ("HA") to Chugai for distribution in Japan. Chugai has been and currently is the Company's largest customer, representing approximately 10.8% and 17% of sales in the quarters ended September 30, 2002 and 2001, respectively. As noted in our previous Forms 10-QSB and 10-KSB, Chugai has not forecasted any orders for HA product after November 2002. As we have not received orders from Chugai after November 2002, we are internally not projecting any orders by Chugai of HA after November 2002. The Company expects that the loss of HA sales to Chugai after November 2002 will eventually be made up via international sales of HA in other areas of the world. The majority of the Company's sales increase for the current fiscal quarter was due to higher unit volume (which increased in excess of 45%), as well as an increase in average price per unit sold of approximately 22.3%, primarily due to the product mix. Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2003.

      Cost of sales. Cost of sales, as a percentage of sales, increased from 27.5% in the first quarter of the prior fiscal year to 29.2% in the current quarter due primarily to a large increase in lower-margin sales to OEM partners.

      Selling and marketing. Selling and marketing expenses increased 32.6 % to $309,016 for the three months ended September 30, 2002 from $233,091 in 2001 due to increases in commissions expense, increased advertising expense, consulting expense, increased license fees, travel-related expenses associated with various conventions and trade shows, and payroll-related expense.

      Research and development. Research and development expenses, for the three months ended September 30, 2002, increased 51.4% to $209,982 from $138,721 for the three months ended September 30, 2001. Most of this increase came as a result of increased labor-related costs, travel, purchases of laboratory supplies associated with joint development projects with a large strategic partner and development costs of new products.

      General and administrative. General and administrative expenses, for the three months ended September 30, 2002, increased 2.9% to $300,419 from $292,040 in 2001, due primarily to increases in payroll-related costs in addition to outside services expense such as legal, accounting and consulting expenses.

      Expenses of the consumer healthcare business. In June 2002, the Company determined that its consumer healthcare business and associated operations via consumer websites were not strategic to the company's ongoing objectives and core medical diagnostic kit business. Accordingly, the Company decided to abandon and close its internet-based consumer business and all related e-commerce websites managed and operated by its wholly owned subsidiary, Health-outfitters.com, Inc. ("ho.com"). The results of Ho.com's operations have been included in continuing operations in the consolidated statements of operations for the fiscal quarter ended September 30, 2001. Since some of the employees and office space of Ho.com have been redeployed into the Company's core business, only those Ho.com expenses which are not expected to recur are shown separately in the consolidated statements of operations for the same quarter ended September 30, 2001. The operating expenses of the consumer healthcare business not expected to recur were $37,916 during that quarter. There were no such expenses for the current fiscal quarter. The expenses not expected to recur consisted primarily of amortization of previously capitalized software costs and costs associated with advertising and promotion of the consumer healthcare products. Net sales related to the consumer healthcare business were $910 during the quarter ended September 30, 2001.

      Interest expense. Interest expense decreased 13.8% to $30,058 in 2002 from $34,852 in 2001 due primarily to reductions in over-all interest rates.

      Accretion of discount on redeemable common stock. This item represents the accretion of the discount on redeemable common stock over the 33 month period from the date the stock was issued to the presently expected first date on which the related embedded put option may be exercised. The redeemable common stock was issued in July 2002.

      Net Income to Common Shareholders. This amount represents net income after the accretion of discount on the redeemable common stock and is the amount used to calculate net income per common share. Net income to common shareholders increased from $98,493 to $128,017. Net income per common share increased from $0.01 to $0.02 per share.

      Liquidity and Capital Resources

      Cash used in operating activities was $122,380 for the current fiscal quarter compared to $70,666 during the prior fiscal year's comparable quarter. The cash used in operations for the latest quarter resulted primarily from the Company's investment in working capital resulting in an increase in accounts receivable and inventories, offset by a substantial reduction in accounts payable. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $13,545 for the current fiscal quarter compared to $2,065 in the prior year's comparable quarter. The increase was mainly attributable to spending on internally developed software. No additional related software costs are expected to be incurred subsequent to September 30, 2002.

      Net cash provided by financing activities amounted to $374,916 for the current fiscal quarter. This increase in cash provided was primarily due to the private sale of redeemable common stock as further explained. On July 1, 2002, the Company entered into an agreement ("MBL Agreement") with Medical & Biological Laboratories Co., Ltd. ("MBL"), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan, under which the Company sold 880,282 shares of its $.001 par value common stock to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $494,793. Under the MBL Agreement, MBL was also granted a put option which could cause the Company to repurchase, at a future date, the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." The put option requires the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option is exercisable by MBL any time after the termination or expiration of the distribution agreement between the Company and RhiGene, MBL's U.S. subsidiary, upon any merger or consolidation of the Company with another corporation wherein in the Company's stockholders own less than 50% of the surviving corporation or upon any sale or other disposition of all or substantially all of the Company's assets. The present distribution agreement with RhiGene expires on March 31, 2005, though the distribution agreement may be renewed or extended prior to that time.

      Pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

      In addition, as part of the MBL Agreement and for no additional consideration, MBL was issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to of the warrants upon issuance are being accreted on the interest method over the 33-month period prior to the presently expected first date on which the put option may be exercised, which is the present expiration date of the distribution agreement between the Company and RhiGene.


      Historically, we have financed our operations primarily through sales of common and preferred stock. In fiscal 2001, we raised $164,471 before offering expenses through a private sale of common stock.

      We have also generated cash for operations from sales, in the normal course of business, of diagnostic products and agreements with strategic partners. As of September 30, 2002, our accounts payable decreased 46.9% to $294,145 from $553,505 as of June 30, 2002 due to a concerted effort to bring our accounts payable more current. Although sales increased 22.5% for the current fiscal quarter compared to the same quarter in the prior year, net accounts receivable only increased 5.7% to $734,096 as of September 30, 2002 from $694,394 as of June 30, 2002, primarily because of relatively more timely payment by our customers.

      Our future capital requirements will depend on a number of factors, including the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of common stock mentioned above, and long-term debt financing, of which $577,798 remained outstanding as of September 30, 2002. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2003 to develop the markets and obtain the regulatory approvals for the HA products, and to pursue all of our strategic objectives. We believe that our existing cash, cash and working capital and anticipated cash flow from existing operations will be sufficient to support our current operating plan for at least the next 12 months. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that may prove to be wrong and that involve varying risks and uncertainties.

                                       Item 3.

                               Controls and Procedures

Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

      Forward-Looking Statements and Risk Factors

      This 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-QSB, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the development, launch and operation of health-outfitters.com, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $4,124,762, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both the diagnostic business and the consumer products business, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling and marketing activities any of which could have a material adverse effect on the future of the business.

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

           Governmental Regulation of Diagnostics Products

      The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the FDA and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated there under, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We are not able to commence marketing or commercial sales in the United States of new products under development until we receive clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant premarket clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

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


      Uncertain  Availability  of  Third  Party  Reimbursement  for  Diagnostic
      Products

      In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the procedure. Third party payers are increasingly scrutinizing and challenging the prices charged for medical products and services and they can affect the pricing or the relative attractiveness of the product. Decreases in reimbursement amounts for tests performed using our diagnostic products, failure by physicians and other users to obtain reimbursement from third party payers, or changes in government and private third party payers' policies regarding reimbursement of tests utilizing diagnostic products, may affect our ability to sell our diagnostic products profitably. Market acceptance of our products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems.

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


Item 2.    Changes in Securities and Use of Proceeds


                From July 1, 2001 through June 30, 2002, we sold a total of 237,300 shares of Common Stock at $.8722 per share for a total of $208,159 to 12 accredited investors and one foreign investor. The sales were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4 (2) of the Securities Act. In addition, on July 1, 2002, we sold a total of 880,282 shares of redeemable common stock at $.568 per share for a total of $500,000 to Medical & Biological laboratories Co., Ltd. (MBL), a Japanese strategic investor (see note 6). None of the above shares were registered under federal or state securities laws, and, therefore, will be "restricted securities" as such term is defined in Rule 144 promulgated under the Securities Act. The Company intends to use the proceeds of the private placement to assist in the market and regulatory development of the Company's HA diagnostic test, acquire capital equipment, reduce short-term debt, accelerate research and development of new products and for general working capital.



Item 3.    Defaults Upon Senior Securities


      None


Item 4.    Submission of Matters to a Vote of Security Holders


The Registrant's annual meeting of stockholders will be held on December 11, 2002. No matters were submitted to a vote of the Company's security holders during the period covered by this report.

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

10.12    Employment Agreement dated April 1, 2001 between Douglass
         T. Simpson and the Company.
10.13    Employment Agreement dated April 1, 2001 between Ann L.
         Steinbarger and the Company.
10.14    Employment Agreement dated April 1, 2001 between Taryn G.
         Reynolds and the Company.
10.15 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company.
10.16    Consulting Contract dated May 22, 1998 between Wm. George
         Fleming, Bond Bio-Tech, Ltd. and the Company (filed as
         Exhibit 10.16 to the Company's Registration Statement on
         Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.17    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.19 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed as Exhibit 10.19 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.27 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds.
10.30 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed as Exhibit 10.30 to the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.31    Business Development and Consulting Agreement dated August
         27, 2002 between Ascendiant Capital Group, Inc. and the
         Company.
10.32* Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company.
10.33* License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company.
21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
21.2 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd.
21.3 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd.
21.4     Warrant Agreement dated October 11, 2001 between Phillips
         V. Bradford and the Company.
21.5     Warrant Agreement dated October 11, 2001 between Charles
         F. Ferris and the Company.
21.6     Underlease Agreement dated October 3, 2001 between G.V.
         Callen, A.G. Pirmohamed and Corgenix UK, Ltd.
21.7     Distribution Agreement and OEM Agreement dated March 14,
         2002 between RhiGene, Inc. and the Company.
21.8     Distribution and OEM Agreement dated March 14, 2002 dated
         March 14, 2002 between RhiGene, Inc., and the Company.
21.9     Warrant Agreement dated March 15,2002 between the Liolios
         Group, Inc. and the Company.
23.1* Certificate of Corgenix Medical Corporation's Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith.
----------------------------------------
      (b)  Reports on Form 8-K.

           None

                              CONSULTING AGREEMENT


This Agreement is made effective as of September 29, 2002, between Corgenix Medical Corporation, ("Corgenix) and Eiji Matsuura, Ph.D. ("Dr. Matsuura") of Okayama University.

      1. Background.  Corgenix desires to engage Dr. Matsuura as an independent
         ----------
contractor to provide such advice, consultation, and other technical and scientific assistance to Corgenix as may from time to time be requested. This Agreement sets forth the terms and conditions for such services.

      2. Services.  Dr.  Matsuura will be engaged as an independent  contractor
         --------
to  provide  such  services  as  are   reasonably   requested  by  Corgenix  in
connection with the development of diagnostic tests relating to the determination of oxidized lipoproteins and related analytes or antibodies.

      3.  Compensation.  During the term of this  Agreement,  Dr. Matsuura will
          ------------
receive the following compensation for services.

(a)   A fee of $50,000, paid as follows:

i) $15,000 upon the execution of the Agreement, ii) $15,000 six months after the date first written above, iii) $10,000 twelve months after the date first written above, and iv) $10,000 eighteen months after the date first written above.

(b) Reimbursement for reasonable business expenses actually incurred in the performance of consulting services, such expenses to be approved by Corgenix in advance.

      4. Independent Contractor. In the performance of the consulting services, Dr. Matsuura shall be deemed to be an independent contractor (and not an employee or agent of Corgenix) for all purposes under any and all laws, whether existing or future, including without limitation Social Security laws, unemployment insurance laws, and withholding and other employment taxation laws of the United States and Japan. Dr. Matsuura agrees to comply with applicable laws, rules, and regulations in respect to independent contractors, including without limitation, the payment of all taxes required.

      5. Prior Obligation or Restriction. Both parties warrant and agree that there is no obligation or restriction and neither will assume any obligation or restriction that would in any way interfere or be inconsistent with its duties and/or responsibilities under this Agreement.

      6. Confidential Information. Dr. Matsuura shall not, at any time during or following the work on behalf of Corgenix, directly or indirectly distribute, use, or disclose to any person other than authorized officers or personnel of Corgenix, trade secret or confidential information relating to any activity of Corgenix (hereafter "Confidential Information"). All notes, memoranda, or other writings made by Dr. Matsuura or which may come into Dr. Matsuura's possession while working with Corgenix, or which relate in any way to or embody any Confidential Information concerning any activity of Corgenix marketing and business ideas, shall be the exclusive property of Corgenix and shall be kept on the Corgenix premises except when required elsewhere in connection with its activities. Upon completion of Dr. Matsuura's services, Dr. Matsuura will deliver to the Company all physical materials in its possession or within its control relating to any Confidential Information which belongs to Corgenix. Dr. Matsuura shall execute all such documents of assignment or other documents as Corgenix may deem reasonably required to effect the provisions of this Paragraph
6. The provisions of this Paragraph 6 shall survive the termination of this Agreement.

      7. Term.  The term of this  Agreement  shall  commence on the date hereof
         ----
and continue for twenty-four (24) months.

      8.  Miscellaneous.  This  Agreement  shall be governed by the laws of the
          -------------
state of Colorado, USA. If any term or provision of this Agreement is found by a court of competent jurisdiction to be illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity of the remainder hereof.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

      Corgenix Medical Corporation                       Eiji Matsuura, Ph.D.

sign: s/ Luis R. Lopez, MD                     sign:s/ Eiji Matsuura, Ph.D.

name: Luis R. Lopez, MD                        name:Eiji Matsuura, Ph.D.

                                   title: CEO

                                LICENSE AGREEMENT


This agreement (the "License Agreement") is made as of the 29 day of September, 2002, by and between Corgenix Medical Corporation, a Nevada corporation, having its principal office at 12061 Tejon Street, Westminster, Colorado 80234, U.S.A. ("Corgenix") and Eiji Matsuura, Ph.D. ("Dr. Matsuura"), an individual having his place of residence at **************, Japan.

                                   WITNESSETH:

WHEREAS, Dr. Matsuura is the owner of all right, title and interest in and to certain Technology (as hereinafter defined) relating to methods for the determination of oxidized lipoproteins and related analytes or antibodies, including certain Patents (as hereinafter defined); and

WHEREAS, Corgenix is engaged in the business of developing, manufacturing, selling and distributing diagnostic tests, instrumentation and related products, and desires to obtain a license from Dr. Matsuura in order to make, use, sell and distribute diagnostic products ("Licensed Product") using the Technology on its own behalf; and

WHEREAS, Dr. Matsuura is willing to grant Corgenix a license under the Patents to make, use, sell and distribute Licensed Product subject to the terms and conditions set out herein.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties hereto agree as follows:

ARTICLE 1 (DEFINITIONS)
   In this License Agreement, the following words and expressions have the following meanings: 1.1 "Effective Date" means the date first above written.
   1.2 "Licensed Product" means human diagnostic products to be developed, manufactured and sold by Corgenix under the Patents. 1.3 "Net Sales" means the total invoice price charged by Corgenix and/or Subsidiaries to non-Subsidiary third parties for the sale of the Licensed Product, less returns, freight charges, insurance premium and customary trade discounts actually taken, consumption tax or other taxes levied and customs duties.
   1.4  "Party" means Corgenix or Dr. Matsuura; "Parties" means Corgenix and
   Dr. Matsuura.
1.5 "Patents" means US Patent No. 5,900,359 issued on May 4, 1999, attached hereto as Exhibit A, and any subsequent patents issued to either or both of the Parties relating to the Technology.
1.6 "Japanese Patents" means the following patent applications: Japanese Patent Application No. 07-510213: Method for determination of oxidized lipoproteins and use thereof"; Japanese Patent Application No. PCT/JP02/00723: "Ligand for beta-2-glycoprotein I and use thereof";
   Japanese Patent Application No. 2002-261366: "Method for measuring oxidized LDL-beta-2-glycoprotein I complex in living body" attached hereto as Exhibit B; and any subsequent patents issued to either or both of the Parties relating to the Technology.
1.7 "Technology" means all information in the possession of Dr. Matsuura regarding methods for the determination of oxidized lipoproteins and related analytes or antibodies as related to the Patents or the Japanese Patents.
   1.8 "Subsidiary" means companies that are controlled by Corgenix as of the Effective Date. For the purpose of this definition, "control" shall mean direct beneficial ownership of greater than fifty percent (50%) of the voting stock or other equity ownership interest of such company. 1.9 "Territory" means worldwide except Japan.
   1.10 "Consulting Agreement" shall mean an agreement for consulting services between Corgenix and Dr. Matsuura dated September 29, 2002 attached hereto as Exhibit C.

ARTICLE 2 (GRANT OF LICENSE)
   Dr. Matsuura hereby grants to Corgenix exclusive license to manufacture, use, promote to sell, and sell the Licensed Product relating to the Patents in the Territory during the term of this License Agreement. Corgenix shall not sublicense the said right to any third parties without prior written consent of Dr. Matsuura which consent shall not be unreasonably withheld by Dr. Matsuura, provided, however, that Corgenix may further sublicense the said right to Subsidiaries without the said consent of Dr. Matsuura.

ARTICLE 3 (PATENTS AND JAPANESE PATENTS)
3.1   Patents.
3.1.1 Corgenix is responsible for the maintenance and prosecution of all
           Patents outside of Japan.
3.1.2 Corgenix shall be responsible for the translation of the Japanese
           Patents into English and the filing of US patents which shall be assigned to Corgenix and Dr. Matsuura.
3.1.3 Should Corgenix decide not to prosecute or maintain any or all of the
           Patents, the Patent(s) so affected shall be reassigned by Corgenix to Dr. Matsuura.
3.2 Japanese Patents. Dr. Matsuura is responsible for the maintenance and prosecution of all Japanese Patents. Should Dr. Matsuura decide for any reason not to maintain any or all of the Japanese Patents, he shall immediately notify Corgenix.

ARTICLE 4 (REGULATORY APPROVAL)
   Corgenix shall be responsible for, and shall bear the expenses of, filing and prosecuting any application to obtain the required governmental approvals or consents necessary to manufacture and market the Licensed Product in the Territory.

ARTICLE 5 (TECHNICAL ASSISTANCE)
   Both Parties agree to collaborate on the Technology and to provide ongoing technical support concerning the Patents in order to obtain the governmental approvals or consents necessary to develop, manufacture and market the Licensed Product, and effectively promote the Licensed Product in the Territory.

ARTICLE 6 (ROYALTIES AND PAYMENTS)
   6.1 In consideration of the grant of the rights by Dr. Matsuura to Corgenix under this License Agreement, Corgenix shall pay to Dr. Matsuura as follows: a royalty of four (4) percent (4 %) of Net Sales of the Licensed Product sold by Corgenix and its Subsidiaries for each calendar half year commencing on the Effective Date and thereafter during the term of this License Agreement shall be paid to Dr. Matsuura semiannually within forty-five (45) days after the ends of every June and December.

   6.2 Payment Method. All payments to Dr. Matsuura under this License Agreement, except as otherwise agreed, shall be remitted in United States Dollars by telegraphic transfer to the account of Dr. Matsuura, at a bank designated by Dr. Matsuura. If a payment is delayed, overdue interest rate will be the US Dollar London Interbank Offered Rate of corresponding overdue period plus three percent (3%) per annum.

   6.3 Concurrent with the signing of the License Agreement, the parties shall execute a Consulting Agreement whereby Dr. Matsuura will provide certain consulting services to Corgenix.

ARTICLE 7 (RECORDS)
   Corgenix shall keep complete and accurate records and books in sufficiently detailed to show the amount of the Licensed Products manufactured and sold, and the running royalty due and payable to Dr. Matsuura for five (5) years from each calendar year. Corgenix shall, at the request and at the expense of Dr. Matsuura, permit Dr. Matsuura or an independent accountant designated by Dr. Matsuura to have access to such records to examine and to copy, during ordinary business hours, as may be necessary to verify or determine any royalties, paid or payable, under this License Agreement.

                           ARTICLE 8 (IMPROVEMENTS)
   The Parties acknowledge and agree that certain inventions and improvements (collectively, "Improvements") may be made by either Party through the use of the Patents. Each Party shall inform the other Party of any Improvements.

ARTICLE 9 (CONFIDENTIALITY)
   Each Party acknowledges that during the course of this License Agreement it will become privy to confidential information of the other Party including technology, business strategy and other technical, business and financial matters. Each Party further acknowledges that the disclosure of such information to a third party, or the use of such information for purposes other than the purposes of this License Agreement, would cause irreparable injury to the other Party, which injury might not be compensated for adequately by money damages. Each Party accordingly agrees, during the term of this License Agreement and five (5) years thereafter, to hold all information provided by the other Party in strict confidence and not to disclose any such information to a third party except as expressly permitted by the other Party, or use such information for any purpose other than the purposes hereof.

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

                        ARTICLE 10 (PUBLIC DISCLOSURE)
   When Corgenix wants to make any public disclosure in connection with this License Agreement, Corgenix shall propose such disclosure to Dr. Matsuura in writing. Dr. Matsuura shall have a right to review and edit such a proposed draft and a right to veto such a disclosure, but Dr. Matsuura cannot unduly withhold his consent. Dr. Matsuura shall respond to Corgenix within thirty
   (30) business days from the receipt of such a proposal.

ARTICLE 11 (WARRANTY AND INFRINGEMENT)
   11.1 Dr. Matsuura warrants that he has full authority to enter into this License Agreement, provided, however, that Dr. Matsuura makes no warranties, expressed or implied, as to the merchantability of the Technology nor warranties of freedom from infringement of any patents or other proprietary rights of third parties.

   11.2 In the event that any third party claim is made or suit is brought against Corgenix upon the basis that the manufacture, sale and use of the Licensed Product infringes a patent in the Territory owned by said third party, Dr. Matsuura, at his own discretion, will cooperate with Corgenix at Corgenix' cost as reasonably requested by Corgenix in defense of any such claims brought against Corgenix.

11.3 In the event that any third party infringes any of the Patents in the Territory, then the Parties hereto shall cooperate to take appropriate action against such third party.

ARITCLE 12 (INDEMNIFICATION)
   Corgenix shall indemnify Dr. Matsuura from and against any damages, liabilities, expenses to be suffered by Dr. Matsuura with regard to product liability claim by a third party.

ARTICLE 13 (TERM)
   This License Agreement, unless earlier terminated pursuant to Article 14 thereof, shall continue in effect for a period of ten (10) years from the Effective Date, and may be renewed or extended for successive terms pursuant to terms and conditions mutually agreed upon in writing.

ARTICLE 14 (TERMINATION)
   Either Party may, without prejudice to any other rights or remedies, terminate the License Agreement by giving sixty (60) days written notice to the other with immediate effect, if any of the following events should occur
      (i) if either Party fails to make any payment to the other when due under this License Agreement and such failure continues for more than thirty (30) days after receipt of a written notice specifying the default;
      (ii) if either Party fails to perform any other provision of this License Agreement which failure remains uncorrected for more than thirty (30) days after receipt of a written notice specifying the default;
      (iii) if either Party files a petition in bankruptcy, or petition in bankruptcy is filed against it, or either Party becomes insolvent, bankrupt, or makes a general assignment for the benefit of creditors, or goes into liquidation or receivership;
      (iv) if either Party ceases or threatens to cease to carry on business or disposes of the whole or any substantial part of its undertaking or its assets.

ARTICLE 15 (NOTICES)
   All notices or reports required or permitted under this License Agreement shall be in writing, and shall be given by prepaid registered airmail letter or international courier to the addresses shown below or to such other addresses as the parties may designate in writing.

   To Dr. Matsuura:
   ---------------
   Eiji Matsuura, Ph.D.
   ************* Japan
   To Corgenix:
   -----------
   Attention: President
   12061 Tejon Street
   Westminster, Colorado 80234 USA.

ARTICLE 16 (ENTIRE AGREEMENT)
   This License Agreement constitutes the entire agreement between Parties hereto, and supersedes any prior written or oral agreements between Parties concerning the subject matter hereof.

ARTICLE 17 (TITLES)
   The titles of the Articles of this License Agreement are for reference only, and this License Agreement shall not be construed by reference to such titles.

                           ARTICLE 18 (ARBITRATION)
   Any controversy or claim arising under or in relation to this License Agreement, except as otherwise expressly provided below, shall be settled exclusively by arbitration in accordance with the International Arbitration Rules of the American Arbitration Association (AAA). Arbitration shall take place in Denver, Colorado, U.S.A. before one arbitrator selected by the parties jointly or failing their agreement, selected pursuant to the rules of the AAA. The arbitration shall be conducted in English and shall use the U.S. Federal rules of evidence and the U.S. Federal rules of civil procedure. The substantially prevailing party shall be entitled to recover its costs and attorneys' fees. The decision of the arbitrators shall be final and binding on the parties, and judgment upon the award rendered by the arbitrators may be entered by any court having jurisdiction thereof. Dr. Matsuura specifically consents to the jurisdiction of the courts of the State of Colorado, U.S.A., and any other place where it is located or can be found for purposes of enforcing an award.

ARTICLE 19 (ASSIGNMENT)
   This License Agreement or any part of this License Agreement may not be assigned or transferred by either Party without the prior written consent of the other Party. Any assignment or transfer without such consent shall be null and void.

ARTICLE 20 (NO WAIVER)
   Except where specific time limits are herein provided, no delay on the part of either Party hereto in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right hereunder preclude other or further exercise thereof or the exercise of any other power or right. No waiver, modification or amendment of this License Agreement or any provision hereof shall be enforceable against any party hereto unless in writing, signed by the Party against whom such waiver, modification or amendment is claimed, and with regard to any waiver, shall be limited solely to the one event.

ARTICLE 21 (GOVERNING LAW)
   This License Agreement shall be governed by and construed in accordance with the laws of Colorado.

   IN CONSIDERATION OF the foregoing terms and conditions, Corgenix and Dr. Matsuura hereto have affixed their authorized signatures.

Corgenix Medical Corporation

s/ Luis R. Lopez, MD                s/ Eiji Matsuura, Ph.D.
--------------------                -----------------------
Luis R. Lopez, MD                   Eiji Matsuura, Ph.D.
CEO

                                 CERTIFICATIONS

I, Luis R. Lopez, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Corgenix Medical Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  November 14, 2002


         /S/Luis R. Lopez
         Chief Executive Officer












I, William H. Critchfield, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Corgenix Medical Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  November 14, 2002


       /S/William H. Critchfield
       Chief Financial Officer















I, Douglass T. Simpson, President, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Corgenix Medical Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  November 14, 2002


         /S/Douglass T. Simpson
         President













                                  CERTIFICATION
             PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                       SUBSECTIONS (a) AND (b) OF SECTION 1350,
                     CHAPTER 63 OF TITLE 18, UNITED STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

(1) the 10-QSB Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     November 14, 2002



/S/Luis R. Lopez
Chief Executive Officer


/S/William H. Critchfield
Chief Financial Officer


/S/Douglass T. Simpson
President



                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



November 14, 2002                              By: /s/ Luis R. Lopez
                                               -------------------
                                               Luis R. Lopez, M.D.
                                               Chairman and Chief
                                               Executive Officer