Form 10QSB
period 2002-12-31
CORGENIX MEDICAL CORP/CO
filed 2003-02-13
CIK 1063665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


      X    QUARTERLY REPORT  UNDER TO SECTION 13 OR 15(d) OF THE   SECURITIES
           EXCHANGE ACT OF 1934


               For the quarterly period ended December 31, 2002


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


The number of shares of Common Stock outstanding was 5,247,074 as of February 13, 2003.


Transitional Small Business Disclosure Format.     Yes _     No   X
                                                                  -

                          CORGENIX MEDICAL CORPORATION


                                December 31, 2002





                                TABLE OF CONTENTS


                                                                     Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                       3


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     11



      Item 3.  Controls and Procedures                                  17




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                       22


      Item 2.   Changes in Securities and Use of Proceeds               22


      Item 3.   Defaults Upon Senior Securities                         22


      Item 4.   Submission of Matters to a Vote of Security Holders     23


      Item 5.   Other Information                                       23


      Item 6.   Exhibits and Reports on Form 8-K                        23


      Signature Page                                                    27


      Certifications                                                    28

                                     PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                              December 31, 2002   June 30, 2002
                                                 (Unaudited)
                                              ----------------------------------
                Assets

Current Assets:
   Cash and equivalents                           $ 335,047          164,378

   Accounts receivable, less allowance for
    doubtful accounts of  $15,000 and $30,000       815,208          694,394
   Inventories                                      677,637          665,305
   Prepaid Expenses                                  61,059           44,836
                                                  --------------------------
                                                  --------------------------
                    Total current assets          1,888,951        1,568,913

Equipment:
   Capitalized software costs                      122,855           113,261
   Machinery and laboratory equipment              561,174           513,698
   Furniture, fixtures, leaseholds & office        459,116           448,743
   equipment
                                                  --------------------------
                                                  --------------------------
                                                  1,143,145        1,075,702
   Accumulated depreciation and amortization      (708,234)         (642,285)
                                                  --------------------------
                                                  --------------------------
                    Net equipment                  434,911           433,417
                                                  --------------------------
                                                  --------------------------
Intangible assets:
   Patents, net of accumulated amortization of     209,814           247,062
    $907,730 and $870,482
   Goodwill, net of accumulated amortization of     13,677            13,677
    $44,979
                                                  --------------------------
                                                  --------------------------
                     Net intangible assets         223,491           260,739
                                                  --------------------------
                                                  --------------------------
   Due from officer                                 12,000            12,000
   Other assets                                     80,065            53,766
                                                  --------------------------
                                                  --------------------------
                     Total assets                 $2,639,418       2,328,835
                                                  ==========       =========
      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                               $  445,192        553,505
   Accrued payroll and related liabilities           139,539        118,155
   Accrued liabilities                                55,251         24,938
   Accrued interest                                  111,470         98,764
   Notes payable-short term and current portion      248,946        357,672
   Current portion of capital lease obligations      101,105         92,554
                                                  -------------------------
                                                  -------------------------
                       Total current liabilities   1,101,503      1,245,588

Notes payable, excluding current portion             441,485        502,611
Capital lease obligations, excluding current          92,837         99,898
portion
                                                  -------------------------
                                                  -------------------------
                       Total liabilities          1,635,825       1,848,097
                                                  =========       =========
Redeemable common stock, 880,282 shares issued
   and outstanding, aggregate    redemption
   value of  $500,000, net of unaccreted
   discount and issuance costs of $194,754 at
   December 31, 2002                                305,246           -

                             Stockholders' equity:
                       Preferred stock, $0.001 par value.
   Authorized 5,000,000 shares, none issued or       -        -
   outstanding
   Common stock, $0.001 par value.  Authorized
   40,000,000 shares; issued and outstanding
   4,351,431 and 4,333,095 shares at December 31
   and June 30, respectively                            4,352         4,333
   Additional paid-in-capital                       4,935,088     4,695,392
   Accumulated deficit                             (4,244,084)   (4,250,915)
   Accumulated other comprehensive income               2,991        31,928
                                                  --------------------------
                                                  --------------------------
                           Total stockholders'equity  698,347       480,738
                                                  --------------------------
                         Total liabilities and
                         stockholders' equity      $2,639,418     2,328,835
                                                   ===========    =========
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Income

                            Three Months Ended         Six Months Ended
                       December 31,   December 31,  December 31, December 31,
                          2002           2001           2002       2001
                     -----------------------------------------------------
                              (Unaudited)                  (Unaudited)
Net sales              $ 1,323,529    1,150,617     2,733,569      2,323,489
Cost of sales              464,353      467,900       876,173        806,379

                     ------------------------------------------------------

          Gross profit $   859,176      682,717      1,857,396     1,517,110


Operating expenses:
   Selling and marketing   392,645      219,368        701,660       452,459
   Research and development215,252      136,772        425,234       275,493
   General and
      administrative       326,631      267,991        627,051       560,030
   Expenses of consumer
   healthcare business        -          53,961           -           91,158

                     ------------------------------------------------------
   Total expenses          934,528      678,092      1,753,945     1,379,140


     Operating income  $   (75,352)      4,625         103,451       137,970
     (loss)
Interest expense, net       23,283      37,280          53,341        72,132

                     ------------------------------------------------------

     Net income (loss) $   (98,635)    (32,655)         50,110        65,838


 Accretion of discount on
   redeemable common stock  22,551        -             43,279          -
                     ------------------------------------------------------
                     ------------------------------------------------------

Net income (loss)
 available to common
 shareholders         $  (121,186)     (32,655)         6,831        65,838
                         =========     ========        ========      =======

Net income (loss) per
share, basic          $     (0.03)       (0.01)           *            0.02

Net income (loss) per
share, diluted        $     (0.03)       (0.01)           *            0.02

Weighted average shares
 outstanding, basic       5,223,197    4,299,744      5,216,259     4,246,660
  (note 3)

Weighted average shares
 outstanding, diluted     5,270,686    4,405,593      5,264,260     4,352,509
   (note 3)              ===========   ==========     ==========    =========


Net income (loss)     $    (116,597)     (32,655)        32,148        65,838


Other comprehensive income
(loss)-foreign currency
translation (loss)           (4,991)      (5,909)       (28,937)       (5,162)


 Total comprehensive  $    (121,588)     (26,746)         3,211        60,676
 income (loss)           ===========    =========     ===========    =========

See accompanying notes to consolidated financial statements.

*- Less than $0.01 per share

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   For the six months ended December 31, 2002

                     Common                          Accumulated
                     Stock,   Additional                other          Total
                     $0.001    paid-in   Accumulated comprehensive stockholders'
                      par      capital     deficit      income         equity
                    -----------------------------------------------------------
Balance at
June 30, 2002        4,333 $ 4,695,392   (4,250,915)    31,928        480,738

Issuance of
redeemable common
stock                          222,779                                222,779

Issuance of common
stock and stock
options for services   19       16,911                                 16,930

Foreign currency
translation                                           (28,937)        (28,937)

Accretion of discount
on redeemable common
stock                                      (43,279)                   (43,279)

Miscellaneous                      6                                      6

Net income                                  50,110                     50,110

Balance at
December 31, 2002     4,352 $ 4,935,088  (4,244,084)    2,991         698,347
                      ===== ===========  ===========    =====         =======

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



                      Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                   Six Months Ended
                                               December 31,    December 31,
                                                 2002              2001
                                               ---------------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income                                   $  50,110          65,838

  Adjustments to reconcile net income
  to net cash used in operating
  activities:
             Depreciation and
             amortization                        103,197         179,828
             Equity instruments issued
             for services                         16,930          21,778
             Changes in operating assets and liabilities:
                  Accounts receivable           (120,814)        (55,937)
                  Inventories                    (12,332)        (82,860)
                  Prepaid expenses and
                  other assets                   (42,522)         28,767
                 Accounts payable               (108,313)       (449,506)
                 Accrued payroll and
                 related liabilities              21,384         (21,087)
                 Accrued interest and
                 other liabilities                43,019          (7,654)
                                               -----------------------------
         Net cash used in operating activities   (49,341)       (320,833)
                                               -----------------------------

Cash flows used in investing activities:
   Purchases of equipment                        (19,966)        (33,374)
                                               ----------------------------
                                               ----------------------------

Cash flows from financing activities:
  Proceeds from issuance of common
  stock, redeemable common stock
  and warrants                                   500,000         193,159
  Proceeds from issuance of notes
  payable                                         19,100         191,445
  Payments on notes payable                     (188,952)        (88,557)
  Payments on capital lease obligations          (45,988)        (34,336)
  Payments for costs of issuance of
  common stock                                   (15,247)        (22,764)
                                               ---------------------------

                Net cash provided  by
                financing activities             268,913        238,947
                                               ---------------------------

                Net increase (decrease)
                in cash and cash
                equivalents                      199,606       (115,260)

Impact of foreign currency translation
adjustment on cash                               (28,937)        (5,162)

Cash and cash equivalents at beginning
of period                                        164,378        320,140

                                               ---------------------------
Cash and cash equivalents at end of            $ 335,047        199,719
period                                         ===========================

Supplemental cash flow disclosures:
    Cash paid for interest                     $  32,939         55,125
Noncash investing and financing
activity--
    Equipment acquired under capital leases    $  47,477        181,533
                                               ---------------------------

See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION


On May 22, 1998, REAADS Medical Products (REAADS) completed a merger with a subsidiary of Gray Wolf Technologies, Inc., an inactive corporation with no significant assets or operations. The resulting merged corporation, incorporated under the laws of Delaware, was named Corgenix, Inc. The parent corporation, incorporated under the laws of Nevada, was renamed Corgenix Medical Corporation (Corgenix or the Company).Corgenix develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. We market our products to hospital laboratories and freestanding laboratories worldwide through a network of sales representatives, distributors, and private label (OEM) agreements. Our headquarter offices and manufacturing facility are located in Westminster, Colorado.The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Corgenix, Inc. and Corgenix UK Limited (Corgenix UK), and until June of 2002, the accounts of healthoutfitters.com, Inc. (Ho.com). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe and other international markets. Transactions are generally denominated in US dollars. Ho.com managed an internet-based healthcare business. The e-commerce internet site, www.sports-n-fitness.com became operational in the quarter ended June 30, 2001. The site was a consumer-focused interactive site including healthcare-related products available for convenient purchase and delivery and links to numerous other healthcare information sites. In June 2002, the Company determined that its consumer healthcare business and associated operations via consumer websites were not strategic to the Company's ongoing objectives and core medical diagnostic kit business. Accordingly, during the fourth quarter of fiscal 2002, the Company decided to abandon and close its internet-based consumer business and all related e-commerce sites managed and operated by Ho.com. Assets abandoned consisted principally of unamortized capitalized software costs.

The accompanying consolidated financial statements have been prepared without audit and in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at December 31, 2002 and June 30, 2002 and the results of operations for the three and six-month periods ended December 31, 2002 and 2001, and the cash flows for the three and six-month periods then ended. The operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002.Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates.


   2. SOFTWARE

The Company accounts for its software and information technology in compliance with Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs are expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system.In the fourth quarter of fiscal 2001, the Company established an internet-based consumer healthcare business which consisted primarily of an e-commerce internet site for selling medical and health products directly to consumers. Direct internal and external costs of developing the software, other than initial design, were capitalized and began to be amortized on the straight-line method over three years starting in the first quarter of fiscal year 2002. See (1) above, for a discussion regarding the abandonment and closure of the Company's internet-based consumer health care business. Amortization of $49,659 and $82,767 was recorded on such assets for the three and six months ended December 31, 2001 respectively. No comparable amortization was recorded during the latest six-month period.In the quarter ended December 31, 2001, the Company began development of a business-to-business web site (Corgenix On Line) for its core business reference laboratory and hospital customers and potential customers worldwide. The website, when completed, will allow customers to place orders for the Company's diagnostic products, pay for said orders, and track the status of such orders. It will also give full specification and details on all of the Company's diagnostic test kits. The direct internal and external costs of developing the related software, other than initial design and other costs incurred during the preliminary project stage, were capitalized until the software was completed at the end of September 2002. Through September 2002, all products and enhancements thereto utilized proven technology. Such capitalized amounts, amounting to $122,855, began to be amortized on a straight-line basis over a three-year period commencing in October 2002. No further additions to this project are anticipated.

3.         EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding increased for the dilutive effect of potentially dilutive securities outstanding during the period. The dilutive effect of stock options, warrants and their equivalents is calculated using the treasury stock method

The components of basic and diluted income (loss) per share are as follows:

                           3 months      3 months      6 months     6 months
                             ended         ended        ended        ended
                           December 31,  December 31, December 31, December 31,

Net  income  (loss)
available to common
shareholders             $(121,186)      (32,655)        6,831       65,838
                         =====================================================

Common and common equivalent shares outstanding:
  Historical   common   shares
  outstanding    for    basic
  income  (loss) per share at
  beginning of  period    4,333,095     4,281,246      4,333,095   4,077,290
  Weighted    average   common
  shares issued during
  the period               890,102       18,498         883,164     169,370
                         -----------------------------------------------------

 Weighted average common
 shares-basic             5,223,197     4,299,744      5,216,259   4,246,660

 Dilutive effect of
 potentially dilutive
 securities outstanding     47,489       105,849         48,001     105,849

                         -----------------------------------------------------
 Weighted average common
  shares-diluted          5,270,686    4,405,593       5,264,260   4,352,509

Net income (loss) per
share-basic                 $(0.03)     (0.01)             *          0.02
                        =====================================================
Net income (loss)
share-diluted
   share-diluted            $(0.03)      (0.01)            *           0.02
                        =====================================================


*-less than ($0.01) per share



4.     INCOME  TAXES

A full valuation allowance was provided relating to deferred tax assets as of December 31, 2002 and 2001.

5.    SEGMENT INFORMATION

The Company has two segments of business: domestic and international operations. International operations primarily transact sales with customers in the Europe and continents other than North America, while domestic operations transact sales primarily in North America. Sales to Chugai for Japan, emanating from the United States, have historically also been included in the domestic business segment. Such sales have ceased as of November 30, 2002. The Company's formerly active subsidiary, Ho.com, had insignificant revenue for the three and six months ended December 30, 2001. Revenue and expenses for Ho.com are included in the domestic segment for the three and six months ended December 31, 2001. The following table sets forth selected financial data for these segments for the three and six-month periods ended December 30, 2002 and 2001.

           Three Months Ended December 31,     Six Months Ended December 31,

         Domestic    International   Total    Domestic  International   Total

Net
sales
2002    $1,026,374    297,155      1,323,529  2,157,892     575,677   2,733,569
2001    $  886,750    263,867      1,150,617  1,749,982     573,507   2,323,489
        ==========    =======      =========  =========     =======   ==========

Net income
(loss)
2002    $ (153,061)    54,426        (98,635)   (71,201)    121,311      50,110
2001    $ (102,459)    69,804        (32,655)  (125,946)    191,784      65,838
       ===========    =======       =========  =========    =======    =========

Depreciation
and
amortization
2002    $   56,332        480         56,812    102,236         961     103,197
2001    $   83,957        462         84,419    178,905         923     179,828
        ==========    ========       ========   =======      =======    ========

Interest expense,
net
2002    $  (22,126)    (1,157)       (23,283)  (44,158)      (9,183)    (53,341)
2001    $  (29,694)    (7,586)       (37,280)  (57,956)     (14,176)    (72,132)

Segment
assets
2002    $2,165,846     473,572      2,639,418  2,165,846     473,572  2,639,418
2001    $2,457,440     272,338      2,729,778  2,457,440     272,338  2,729,778


6.    REDEEMABLE COMMON STOCK

On July 1, 2002, the Company entered into an agreement (MBL Agreement) with Medical & Biological Laboratories Co., Ltd. (MBL), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan, under which the Company sold 880,282 shares of its $.001 par value common stock to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $484,746. Under the MBL Agreement, MBL was also granted a put option which could cause the Company to repurchase, at a future date, the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." The put option requires the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option is exercisable by MBL any time after the termination or expiration of the distribution agreement between the Company and RhiGene, MBL's U.S. subsidiary, upon any merger or consolidation of the Company with another corporation wherein in the Company's stockholders own less than 50% of the surviving corporation or upon any sale or other disposition of all or substantially all of the Company's assets. The present distribution agreement with RhiGene expires on March 31, 2005, though the distribution agreement may be renewed or extended prior to that time.

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


      General


            Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to hospitals, clinical laboratories, commercial reference laboratories and research institutions. We currently market 142 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners. We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, we do not operate with a customer order backlog. Except for the fiscal year ended June 30, 1997, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees and milestone payments from research and development agreements with strategic partners.

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

      Equipment and Software

      Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. The internal and external costs of developing and enhancing software costs related to website development, other than initial design and other costs incurred during the preliminary project stage, are capitalized until the software has been completed. Such capitalized amounts are amortized commencing when the website is placed in service on a straight-line basis over a three-year period. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred. We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      Research and Development and Advertising Costs


      Research and development and advertising costs are expensed when incurred.


      Results of Operations


           Three Months Ended December 31, 2002 compared to 2001

      Net sales. Net sales for the three months ended December 31, 2002 were $1,323,529, a 15.0% increase from $1,150,617 for the same period in 2001 due to continued expansion of our worldwide distribution network, overall product mix, and revenue from new products. Product sales increased in most categories. Domestic sales increased 15.7% while sales to international distributors increased 12.6%; sales to OEM partners (other medical companies selling Corgenix manufactured products under the respective company's labels) increased 87.0%, primarily due to ordering patterns and to sales to new OEM partners. Offsetting the above increase in domestic sales was a decrease of 49.5% in the sales of Hyaluronic Acid ("HA") to Chugai for distribution in Japan. Historically and through November of 2002, Chugai was the Company's largest customer, representing approximately 7.3% and 17% of sales in the quarters ended December 31, 2002 and 2001, respectively. Chugai has not submitted any orders for HA product for any period after November 2002. We have no reason to believe that Chugai will place any additional significant orders for HA in the future. The Company expects that the loss of HA sales to Chugai after November 2002 will eventually be made up via international sales of HA in other areas of the world. The majority of the Company's sales increase for the current fiscal quarter was due to an increase in the average price per unit sold of approximately 32%, while unit volume decreased 10%, primarily due to no Chugai orders in December. Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2003.


      Cost of sales. Cost of sales was 35.1% of sales in the second quarter ended December 31, 2002 compared to 40.7% for last year's second quarter. This decrease reflects lower raw material and overhead components of cost of sales in addition to the overall sales mix.

      Selling and marketing. Selling and marketing expenses increased 79.0 % to $392,645 for the three months ended December 31, 2002 from $219,368 in 2001 due to increases in advertising, consulting, payroll-related costs, royalties expense, and trade show and travel-related costs.


      Research and development. Research and development expenses for the three months ended December 31, 2002, increased 57.4% to $215,252 from $136,772 in 2001. Most of this increase came as a result of increased labor-related costs and purchases and development costs of new products, most notably joint development projects with one of the Company's strategic partners. In addition, the Company added additional employees in this area in order to increase and expedite other new product development efforts.

      General and administrative. General and administrative expenses for the three months ended December 31, 2002, increased 21.9% to $326,631 from $267,991 in 2001, due to increases in occupancy costs, payroll-related costs, and outside service expenses such as legal, accounting and consulting expenses.

      Expenses of the consumer healthcare business. In June 2002, the Company determined that its consumer healthcare business and associated operations via consumer websites were not strategic to the Company's ongoing objectives and core medical diagnostic kit business. Accordingly, the Company decided to abandon and close its internet-based consumer business and all related e-commerce websites managed and operated by its wholly owned subsidiary, Health-outfitters.com, Inc. (Ho.com). The results of Ho.com's operations have been included in continuing operations in the consolidated statements of operations for the fiscal quarter ended December 31, 2001. Since some of the employees and office space of Ho.com have been redeployed into the Company's core business, only those Ho.com expenses which are not expected to recur are shown separately in the consolidated statements of operations for the same quarter ended December 31, 2001. The operating expenses of the consumer healthcare business not expected to recur were $53,961 during that quarter. There were no such expenses for the current fiscal quarter. The expenses not expected to recur consisted primarily of amortization of previously capitalized software costs and costs associated with advertising and promotion of the consumer healthcare products. Net sales related to the consumer healthcare business were nil during the quarter ended December 30, 2001.


      Interest expense. Interest expense decreased 37.5% to $23,283 in 2002 from $37,280 in 2001 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Six Months Ended December 31, 2002 and 2001


      Net sales. Net sales for the six months ended December 31, 2002 were $2,733,569, a 17.6% increase from $2,323,489 in 2001 due to continued expansion of our worldwide distribution network, overall product mix, and revenue from new products. Product sales increased in most categories. Domestic sales increased 23.3% while sales to international distributors increased less than 1%; sales to OEM partners (other medical companies selling Corgenix manufactured products under the respective companys' labels) increased 63.9%, primarily due to ordering patterns and to sales to new OEM partners. Offsetting the above increase in domestic sales was a decrease of 35.2% in the sales of HA to Chugai for distribution in Japan. Historically and through November of 2002, Chugai was the Company's largest customer, representing approximately 9% and 17% of sales in the six-month periods ended December 31, 2002 and 2001, respectively. The majority of the Company's sales increase for the current six months was due to an increase in the average price per unit sold of approximately 24%, while unit volume increased less than 1%. Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2003.


      Cost of sales. Cost of sales was 32.1% of sales for the six months ended December 31, 2002 compared to 34.7% for prior year's first six months. This slight improvement reflects slightly lower raw material and overhead components in addition to the overall sales mix.

      Selling and marketing. Selling and marketing expenses increased 55.1 % to $701,660 for the six months ended December 31, 2002 from $452,459 in 2001 due to increases in advertising, consulting, payroll-related costs, royalties expense, and trade show and travel-related costs.


      Research and development. Research and development expenses for the six months ended December 31, 2002, increased 54.4% to $425,234 from $275,493 in 2001. Most of this increase came as a result of increased labor-related costs and purchases and development costs of new products, most notably, joint development projects with one of the Company's strategic partners. In addition, the Company added additional employees in this area in order to increase and expedite other new product development efforts.

      General and administrative. General and administrative expenses for the six months ended December 31, 2002, increased 12.0% to $627,051 from $560,030 in 2001, due to increases in occupancy costs, payroll-related costs and outside service expenses such as legal, accounting and consulting expenses.


      Expenses of the consumer healthcare business. The results of Ho.com's operations have been included in continuing operations in the consolidated statements of operations for the six months ended December 31, 2001. Since some of the employees and office space of Ho.com have been redeployed into the Company's core business, only those Ho.com expenses which are not expected to recur are shown separately in the consolidated statements of operations for the six months ended December 31, 2001. The operating expenses of the consumer healthcare business not expected to recur were $91,158 during that six-month period. There were no such expenses for the current six-month period. The expenses not expected to recur consisted primarily of amortization of previously capitalized software costs and costs associated with advertising and promotion of the consumer healthcare products. Net sales related to the consumer healthcare business were $910 during the six months ended December 31, 2001.

      Interest expense. Interest expense decreased 26.1% to $53,341 in 2002 from $72,132 in 2001 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Liquidity and Capital Resources

      Cash used in operating activities was $49,341 for the current six-month period compared to $320,833 used during the prior fiscal year's comparable six months. The cash used in operations for the latest quarter resulted primarily from an increase in accounts receivable and a reduction in accounts payable.

      Net cash used in investing activities, the purchase of equipment, was $19,966 for the current six months compared to $33,374 in the prior year's comparable six-month period. The reduction was mainly attributable to reduced spending on internally developed software.


      Net cash provided by financing activities amounted to $268,913 for the six months ended December 31, 2002 compared to $238,947 for the same period in the prior fiscal year. This slight increase in cash provided over the comparable prior year six month period was primarily due to the private sale of redeemable common stock, offset by payments on notes payable. On July 1, 2002, the Company entered into an agreement ("MBL Agreement") with Medical & Biological Laboratories Co., Ltd. ("MBL"), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan, under which the Company sold 880,282 shares of its $.001 par value common stock to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $494,793. Under the MBL Agreement, MBL was also granted a put option that could cause the Company to repurchase, at a future date, the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." The put option requires the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option is exercisable by MBL any time after the termination or expiration of the distribution agreement between the Company and RhiGene, MBL's U.S. subsidiary, upon any merger or consolidation of the Company with another corporation wherein in the Company's stockholders own less than 50% of the surviving corporation or upon any sale or other disposition of all or substantially all of the Company's assets. The present distribution agreement with RhiGene expires on March 31, 2005, though the distribution agreement may be renewed or extended prior to that time.


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

      Historically, we have financed our operations primarily through sales of common and preferred stock. In fiscal 2002, we raised $164,471 before offering expenses through a private sale of common stock.

      We have also generated cash for operations from sales, in the normal course of business, of diagnostic products and agreements with strategic partners. As of December 31, 2002, our accounts payable decreased 19.6% to $445,192 from $553,505 as of June 30, 2002 due to a concerted effort to bring our accounts payable more current.

      Our future capital requirements will depend on a number of factors, including the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of common stock mentioned above, and long-term debt financing, of which $557,955 remained outstanding as of December 31, 2002. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2003 to develop the markets and obtain the regulatory approvals for the HA products, and to pursue all of our strategic objectives. We believe that our existing cash, bank line of credit, working capital and anticipated cash flow from existing operations will be sufficient to support our current operating plan for at least the next 12 months. At December 31, 2002, the Company's available borrowings under its $300,000 line of credit with Vectra Bank amounted to the full $300,000 based upon the calculation of the borrowing base. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from our estimates.

      Recently Issued Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Management does not believe that SFAS 146 will have a material effect on the Company during fiscal 2003.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company has not completed its assessment of the recognition provisions of the Interpretation; however, the impact of the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ending June 30, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company's financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which we disclose information regarding stock-based compensation.


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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $4,262,046, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next year. If we are not able to operate profitably and generate positive cash flows, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling and marketing activities any of which could have a material adverse effect on the future of the business.

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

      Uncertainty as to Future Orders for Hyaluronic Acid Test Kits ("HA") from Company's Former Largest Customer


      Chugai has not submitted any orders for HA for periods after November 2002. As we have no reason to believe that Chugai will place any additional significant orders for HA after November 2002, we are internally not projecting any orders by Chugai of HA after November 2002.

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

               None

Item 3.    Defaults Upon Senior Securities


                None


Item 4.    Submission of Matters to a Vote of Security Holders



(a)        The Registrant's Annual Meeting of Shareholders was held December 11,
           2002.


(b) The following directors were elected for the ensuing year at the Annual Meeting:

           Luis R. Lopez, M.D.            Douglass T. Simpson
           Jack W. Payne                  Wendell J. Gardner
           Jun Sasaki

(c) The matters voted upon at the Annual Meeting, the number of votes cast for, against, or withheld, as well as the number of abstentions and non-votes as to each such matter were as follows:

1.         The election of Luis R. Lopez, M.D., as a director:

           3,778,905 votes for; 0 votes against; 215,100 votes withheld; 0 abstentions; 0 non-votes.

2. The election of Douglass T. Simpson, as a director.

           3,779,005 votes for; 0 votes against; 215,000 votes withheld; 0 abstentions; 0 non-votes.

3. The election of Jack W. Payne, as a director.

           3,779,005 votes for; 0 votes against; 215,000 votes withheld; 0 abstentions; 0 non-votes.

4. The election of Wendell J. Gardner, as a director.

           3,779,005 votes for; 0 votes against; 215,000 votes withheld; 0 abstentions; 0 non-votes.

5. The election of Jun Sasaki, as a director.

                     3,775,526 votes for; 0 votes against; 218,479 votes withheld; 0 abstentions; 0 non-votes.

6. To approve the Company's Amended and Restated 1999 Incentive Stock Plan.

           3,581,377 votes for; 285,448 votes against; 0 votes withheld; 127,180 abstentions; 0 non-votes.

7.         To approve the Company's Amended and Restated Employee Stock Purchase
           Plan.

           3,576,760 votes for; 288,345 votes against; 0 votes withheld; 128,900 abstentions; 0 non-votes.

8. To ratify the appointment of KPMG LLP as our independent auditors for the current fiscal year ending June 30, 2003:

           3,971,886 votes for; 20,259 votes against; 0 votes withheld; 1,860 abstentions; 0 non-votes.


Item 5.    Other Information


         None

Item 6.  Exhibits and Reports on Form 8-K.

a. Index to and Description of Exhibits



Exhibit
Number   Description of Exhibit

2.1      Agreement  and Plan of Merger  dated as of May 12,  1998 by
         and  among  Gray  Wolf   Technologies,   Inc.,   Gray  Wolf
         Acquisition Corp. and REAADS Medical Products, Inc. (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
2.2 First Amendment to Agreement and Plan of Merger dated as of May 22, 1998 by and among Gray Wolf Technologies, Inc.,
         Gray Wolf Acquisition Corp. and REAADS Medical Products,
         Inc. (filed  with the Company's Registration Statement on
         Form 10-SB filed June 29, 1998, and incorporated herein by reference).
2.3 Second Amendment to Agreement and Plan of Merger dated as of June 17, 1998 by and among the Company and TransGlobal Financial Corporation (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
3.1 Articles of Incorporation, as amended (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
3.2 Bylaws (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

3.3 Articles of Incorporation of health-outfitters.com, Inc. dated November 16, 1999 (filed with the Company's Form 10-QSB for the fiscal quarter ended December 31, 1999 and incorporated herein by reference).

3.4      Bylaws of health-outfitters.com, Inc. dated November 16,
         1999 (filed with the Company's Form 10-QSB for the fiscal quarter ended December 31, 1999).

10.1     Manufacturing Agreement dated September 1, 1994 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed  with the Company's Registration
         Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.2 Amendment to the Manufacturing Agreement dated as of January 17, 1995 between Chugai Pharmaceutical Co., Ltd.
         and REAADS Medical Products, Inc. (filed  with the
         Company's Registration Statement on Form 10-SB filed June
         29, 1998, and incorporated herein by reference).
10.3     Amendment to Agreement dated November 17, 1997 between
         Chugai Diagnostic Science, Co., Ltd. and REAADS Medical
         Products, Inc. (filed  with the Company's Registration
         Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.4     License Agreement dated June 30, 2001 between Chugai
         Diagnostic Science Co., Ltd. and Corgenix Medical
         Corporation (filed with the Company's Form 10-KSB, and incorporated herein by reference).
10.5     Office Lease dated May 5, 2001 between Crossroads West
         LLC/Decook Metrotech LLC and Corgenix, Inc. (filed with the Company's Form-10KSB, and incorporated herein by reference).
10.6 Guarantee dated November 1, 1997 between William George Fleming, Douglass Simpson and Geoffrey Vernon Callen (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.7 Employment Agreement dated April 1, 2001 between Luis R. Lopez and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.8 Employment Agreement dated April 1, 2001 between Douglass T. Simpson and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference..
10.9 Employment Agreement dated April 1, 2001 between Ann L. Steinbarger and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.10 Employment Agreement dated April 1, 2001 between Taryn G. Reynolds and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.11 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.12 Consulting Contract dated May 22, 1998 between Wm. George Fleming, Bond Bio-Tech, Ltd. and the Company (filed as Exhibit 10.16 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.13    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.14 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.15 Form of Indemnification Agreement between the Company and its directors and officers (filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.16 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds filed with the Company's Form 10-KSB, and incorporated herein by reference..
10.17 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed with the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.18 Business Development and Consulting Agreement dated August 27, 2002 between Ascendiant Capital Group, Inc. and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.19 Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference..
10.20 License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference..
10.21 Extension to Business Development & Consulting Services Agreement dated November 27, 2002 by and between Ascendiant capital Group, LLC and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.22    Employee Stock Compensation Plan
10.23    Amended and Restated 1999 Incentive Stock Plan
10.24    Amended and Restated Employee Stock Purchase Plan
21.1     Amended Subsidiaries of the Registrant (filed as Exhibit
         21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
21.2 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form
         10-QSB, and incorporated herein by reference.
21.3 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form
         10-QSB, and incorporated herein by reference.
21.4 Warrant Agreement dated October 11, 2001 between Phillips V. Bradford and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference..
21.5 Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference..
21.6 Underlease Agreement dated October 3, 2001 between G.V. Callen, A.G. Pirmohamed and Corgenix UK, Ltd. filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.7 Distribution Agreement and OEM Agreement dated March 14, 2002 between RhiGene, Inc. and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference..
21.8 Distribution and OEM Agreement dated March 14, 2002 dated March 14, 2002 between RhiGene, Inc., and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference..
21.9 Warrant Agreement dated March 15, 2002 between the Liolios Group, Inc. and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference..
99.1* Certificate of Corgenix Medical Corporation's Chief Executive Officer, President and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith
---------------------------------------
      (b)  Reports on Form 8-K.


           8-K filed December 11, 2002 concerning Shareholder presentation materials of the President of the Company used on December 11, 2002 plus press release dated December 12, 2002, re: Fiscal Year 2002 results.

                                Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



February 13, 2003                         By:   /s/ Luis R. Lopez
                                                -----------------
                                               Luis R. Lopez, M.D.
                                               Chairman and
                                               Chief Executive Officer











































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

   Date:  February 13, 2003


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

        (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   Date:  February 13, 2003


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

   Date: February 13, 2003


         /S/Douglass T. Simpson
         President














Exhibit 99.1


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

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

i.              the 10-QSB Report fully complies with the requirements of
                section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                and

ii. the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:       February 13, 2003



                        /S/Luis R. Lopez
                        Chief Executive Officer


                        /S/William H. Critchfield
                        Chief Financial Officer


                        /S/Douglass T. Simpson
                        President