Form 10QSB
period 2003-03-31
CORGENIX MEDICAL CORP/CO
filed 2003-05-14
CIK 1063665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


      X    QUARTERLY REPORT  UNDER TO SECTION 13 OR 15(d) OF THE   SECURITIES
           EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2003



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


The number of shares of Common Stock outstanding was 5,271,192 as of May 15, 2003.


Transitional Small Business Disclosure Format.     Yes _     No   X
                                                                  -

                          CORGENIX MEDICAL CORPORATION


                                 March 31, 2003





                                TABLE OF CONTENTS


                                                                      Page

                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                      3


      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations         11



      Item 3.  Controls and Procedures                                17




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                    22


      Item 2.   Changes in Securities and Use of Proceeds            22


      Item 3.   Defaults Upon Senior Securities                      22


      Item 4.   Submission of Matters to a Vote of
                Security Holders                                     22


      Item 5.   Other Information                                    23


      Item 6.   Exhibits and Reports on Form 8-K                     23



      Signature Page                                                 27



      Certifications                                                 28

                                     3PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                                  March 31    June 30, 2002
                                                   2003
                                                (Unaudited)
                     Assets

Current Assets:
   Cash and equivalents                        $ 308,615        164,378

   Accounts receivable, less allowance for
    doubtful accounts of  $15,000 and $30,000    617,867        694,394
   Inventories                                   801,588        665,305

   Prepaid Expenses                               26,662         44,836
                                                 ----------------------
                                                 ----------------------
                    Total current assets       1,754,732      1,568,913

Equipment:
   Capitalized software costs                    122,855        113,261
   Machinery and laboratory equipment            562,840        513,698
   Furniture, fixtures, leaseholds & office      463,611        448,743
equipment
                                                -----------------------
                                                -----------------------
                                               1,149,306      1,075,702
   Accumulated depreciation and amortization    (746,527)      (642,285)
                                                ------------------------
                                                ------------------------
                    Net equipment                402,779        433,417
                                                ------------------------
                                                ------------------------
Intangible assets:
   Patents, net of accumulated amortization of   191,190        247,062
    $926,354 and $870,482
   Goodwill, net of accumulated amortization of   13,677         13,677
    $44,979
                                                 -----------------------
                                                 ----=------------------
                     Net intangible assets       204,867        260,739
                                                 -----------------------
                                                 -----------------------
   Due from officer                               12,000         12,000
   Other assets                                   79,651         53,766
                                                  ----------------------
                                                  ----------------------
                     Total assets             $2,454,029      2,328,835

      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                           $ 357,698         553,505

   Accrued payroll and related liabilities      151,007         118,155

   Accrued liabilities                           98,575          24,938

   Accrued interest                             116,793          98,764

   Notes payable-short term and current portion 269,430         357,672
   Current portion of capital lease obligations  90,925          92,554
                                                ------------------------
                                                ------------------------
                    Total current liabilities 1,084,428        1,245,588

Notes payable, excluding current portion        409,976          502,611

Capital lease obligations, excluding current     70,864           99,898
portion                                         ------------------------
                                                ------------------------
                           Total liabilities  1,565,268        1,848,097

Redeemable common stock, 880,282 shares issued
   and outstanding at March 31, 2003, aggregate
   redemption value of  $500,000, net of
   unaccreted discount and issuance costs of
   $173,114 at March 31, 2003                   326,886             -

Stockholders' equity:
   Preferred stock, $0.001 par value.
   Authorized 5,000,000 shares, none issued or
   outstanding                                     -                -
   Common stock, $0.001 par value.  Authorized
   40,000,000 shares; issued and outstanding
   5,247,074 and 4,333,095 shares at March 31
   and June 30, respectively                       4,367           4,333
   Additional paid-in-capital                  4,940,295       4,695,392
   Accumulated deficit                        (4,390,778)     (4,250,915)
   Accumulated other comprehensive income          7,991          31,928
                                              ---------------------------
                                              ---------------------------
                   Total stockholders' equity    561,875         480,738
                                              ----------------------- ---
                   Total liabilities and
                   stockholders' equity      $ 2,454,029       2,328,835
                                              ===========================
See accompanying notes to consolidated financial statements.

                         54CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Income

                            Three Months Ended     Nine Months Ended
                             March 31, March 31, March 31,   March 31,
                              2003      2002       2003        2002

                            --------------------------------------------
                                  (Unaudited) (Unaudited)
Net sales                $1,171,320   1,244,466  3,904,889   3,522,318
Cost of sales               389,948     457,644  1,266,121   1,218,386

                            --------------------------------------------

          Gross profit      781,372     786,822  2,638,768   2,303,932


Operating expenses:
   Selling and marketing    399,194     270,652  1,100,854     723,763

   Research and development 210,666     145,460    635,900     420,953

   General and
     administrative         268,945     260,675    895,996      820,053
   Expenses of consumer
   healthcare
   business                    -         74,546     -           165,704
                            --------------------------------------------
   Total expenses           878,805     751,333  2,632,750    2,130,473


          Operating income
          (loss)            (97,433)     35,489      6,018      173,459

Interest expense, net        27,622      42,282     80,963      114,414

                            --------------------------------------------

          Net income
         (loss)           (125,055)     (6,793)    (74,945)      59,045


 Accretion of discount on
   redeemable common stock   21,639         -       64,918          -

                            --------------------------------------------
                            --------------------------------------------

Net income (loss)
  available to common     $(146,694)    (6,793)   (139,863)      59,045
  shareholders            ===========   =======   =========      ========


 Net income (loss) per
  share, basic               $(0.03)       *       $(0.03)         0.01

 Net income (loss) per                        *                    0.01
share, diluted              $(0.03)                $(0.03)

Weighted average shares
   outstanding,             5,245,348 4,327,511  5,225,814    3,762,192
      basic (note 3)

Weighted average shares
   outstanding,             5,245,348 4,327,511  5,225,814    3,790,051
    diluted (note 3)        ========= =========  =========    =========


          Net income (loss) $(125,055)   (6,793)   (74,945)      59,045


Other comprehensive income
(loss)-foreign currency         5,000    (1,428)   (23,937)      (6,590)
translation (loss)            --------    -------   --------      -------


 Total comprehensive
  income (loss)             $(120,055)   (8,221)   (98,882)       52,455

                            =============================================
See accompanying notes to consolidated financial statements.
*- Less than $0.01 per share

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                    For the nine months ended March 31, 2003

                     Common                          Accumulated
                     Stock,   Additional               other        Total
                    $0.001     paid-in  Accumulated comprehensive stockholders'
                      par      capital   deficit       income       equity

Balance at June 30, $4,333    4,695,392 (4,250,915)    31,928      480,738
2002

Issuance of warrants            222,779                            222,779
Issuance of common
stock and stock
options for services     34      22,119                             22,153
Foreign currency
translation                                             (23,937)   (23,937)
Accretion of discount
on redeemable common stock                (64,918)                 (64,918)
Miscellaneous                         5                                  5
Net income (loss)                         (74,945)                 (74,945)
                                          --------                 --------
                       -----------------------------------------------------
                       -----------------------------------------------------

Balance at March 31,   $4,367  4,940,295 (4,390,778)       7,991    561,875
2003                   =====================================================

                         12CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



                      Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                    Nine Months
                                                      Ended
                                               March 31,   March 31,
                                                 2003        2002

                                              ---------------------
                                                   (Unaudited)
Cash flows from operating activities:
  Net income (loss)                          $ (74,945)     59,045
  Adjustments to reconcile net income
 (loss) to net cash used
        in operating activities:
             Depreciation and amortization     160,114     271,690
             Equity instruments issued
             for services                        22,153     34,753

             Changes in operating assets and liabilities:
                  Accounts receivable            76,527   (294,294)
                  Inventories                  (136,283)  (142,403)
                  Prepaid expenses and
                  other assets                    (7,711)     (478)
                 Accounts payable               (195,807) (250,221)
                 Accrued payroll and
                 related liabilities              32,852   (19,440)
                 Accrued interest and
                 other liabilities                91,666   (65,224)
                                               ---------------------

                           Net cash used in
                           operating activities  (31,434) (231,124)
                                               ---------------------

Cash flows used in investing activities:
   Purchases of equipment                        (26,127)  (85,103)
                                               ---------------------
                                               ---------------------

Cash flows from financing activities:
  Proceeds from issuance of common
  stock, redeemable common stock & warrants      500,000    208,360
  and warrants
  Proceeds from issuance of notes                 69,100    203,659
  payable
  Payments on notes payable                     (249,977)  (131,221)
  Payments on capital lease obligations          (78,140)   (54,831)
  Payments for costs of issuance of              (15,248)   (25,941)
  common stock                                  ---------------------

                       Net cash provided
                       by financing activities    225,735   200,026
                                                ---------------------

                       Net increase (decrease)
                       in cash and cash
                       equivalents                168,174    (116,201)

Impact of foreign currency translation
adjustment on cash                                (23,937)     (6,590)

Cash and cash equivalents at beginning            164,378     320,140
of period                                       ---------------------
Cash and cash equivalents at end of
period                                         $  308,615     197,349
                                               =======================

Supplemental cash flow disclosures:

   Cash paid for interest                      $   64,740      76,672
Noncash investing and financing
activity--
    Equipment acquired under capital           $   47,477     181,533
    leases                                     -----------------------

See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION


On May 22, 1998, REAADS Medical Products (REAADS) completed a merger with a subsidiary of Gray Wolf Technologies, Inc., an inactive corporation with no significant assets or operations. The resulting merged corporation, incorporated under the laws of Delaware, was named Corgenix, Inc. The parent corporation, incorporated under the laws of Nevada, was renamed Corgenix Medical Corporation (Corgenix or the Company). Corgenix develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. The Company markets its products to hospital laboratories and freestanding laboratories worldwide through a network of sales representatives, distributors, and private label
(OEM) agreements. Our headquarter offices and manufacturing facility are located in Westminster, Colorado. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Corgenix, Inc. and Corgenix UK Limited (Corgenix UK), and until June of 2002, the accounts of healthoutfitters.com, Inc. (Ho.com). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe and other international markets. Transactions are generally denominated in US dollars. Ho.com managed an internet-based healthcare business. The e-commerce internet site, www.sports-n-fitness.com became operational in the quarter ended June 30, 2001. The site was a consumer-focused interactive site including healthcare-related products available for convenient purchase and delivery and links to numerous other healthcare information sites. In June 2002, the Company determined that its consumer healthcare business and associated operations via consumer websites were not strategic to the Company's ongoing objectives and core medical diagnostic kit business. Accordingly, during the fourth quarter of fiscal 2002, the Company decided to abandon and close its internet-based consumer business and all related e-commerce sites managed and operated by Ho.com. Assets abandoned consisted principally of unamortized capitalized software costs.

The accompanying consolidated financial statements have been prepared without audit and in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31, 2003 and June 30, 2002 and the results of operations for the three and nine-month periods ended March 31, 2003 and 2002, and the cash flows for the three and nine-month periods then ended. The operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates.

   2. SOFTWARE

The Company accounts for its software and information technology in compliance with Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs are expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system. In the fourth quarter of fiscal 2001, the Company established an internet-based consumer healthcare business which consisted primarily of an e-commerce internet site for selling medical and health products directly to consumers. Direct internal and external costs of developing the software, other than initial design, were capitalized and began to be amortized on the straight-line method over three years starting in the first quarter of fiscal year 2002. See (1) above, for a discussion regarding the abandonment and closure of the Company's internet-based consumer health care business. Amortization of $49,659 and $82,767 was recorded on such assets for the three and nine months ended March 31, 2002 respectively. No comparable amortization was recorded during the latest nine-month period. In the quarter ended December 31, 2001, the Company began development of a business-to-business web site (Corgenix On Line) for its core business reference laboratory and hospital customers and potential customers worldwide. The website, when completed, will allow customers to place orders for the Company's diagnostic products, pay for said orders, and track the status of such orders. It will also give full specification and details on all of the Company's diagnostic test kits. The direct internal and external costs of developing the related software, other than initial design and other costs incurred during the preliminary project stage, were capitalized until the software was completed at the end of September 2002. Through September 2002, all products and enhancements thereto utilized proven technology. Such capitalized amounts, amounting to $122,855, began to be amortized on a straight-line basis over a three-year period commencing in October 2002. No further additions to this project are anticipated.

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

                          3 months    3 months    9 months    9 months
                           ended        ended       ended       ended
                           March 31, March 31,     March 31,   March 31,
                             2003        2002        2003        2002
Net  income  (loss)
available to common
shareholders         $    (146,694)    (6,793)   (139,863)     59,045
                         =================================================

Common and common equivalent shares outstanding:
  Historical   common   shares
   outstanding    for    basic
   income  (loss) per share at
   beginning of  period  5,231,713   4,305,123   4,333,095   4,077,290
  Weighted    average   common
   shares issued during
       the period           13,635      10,019     892,719     191,281
                        -------------------------------------------------
  Weighted average common
   shares-basic           5,245,348  4,291,265    5,225,814  4,268,571
  Dilutive effect of
   potentially dilutive
   securities outstanding     -         45,107        -         52,955
                        -------------------------------------------------

  Weighted average common
   shares-diluted         5,245,348  4,336,372    5,225,814  4,321,526

Net income (loss)
per share-basic        $     (0.03)        *         (0.03)       0.01
Net income (loss)
per share-diluted      $     (0.03)        *         (0.03)       0.01

*-less than ($0.01) per share



4.     INCOME  TAXES

A full valuation allowance was provided relating to net deferred tax assets as of June 30, 2002.

5.    SEGMENT INFORMATION

The Company has two segments of business: domestic and international operations. International operations primarily transact sales with customers in the Europe and continents other than North America, while domestic operations transact sales primarily in North America. Sales to Chugai for Japan, emanating from the United States, have historically also been included in the domestic business segment. Such sales have ceased as of November 30, 2002. The Company's formerly active subsidiary, Ho.com, had insignificant revenue for the three and nine months ended March 31, 2002. Revenue and expenses for Ho.com are included in the domestic segment for the three and nine months ended March 31, 2002. The following table sets forth selected financial data for these segments for the three and nine-month periods ended March 31, 2003 and 2002.

              Three Months Ended March 31,     Nine Months Ended March 31,
            Domestic  International  Total    Domestic International   Total

Net
sales
  2003     $ 903,647    267,673    1,171,320  3,061,539   843,350    3,904,889

  2002     $ 966,467    277,999    1,244,466  2,670,812   851,506    3,522,318
           ----------  --------     -------    -------   ---------    --------
Net income
(loss)
  2003     $(209,423)   84,368   (125,055)     (277,321)   202,376     (74,945)

  2002     $ (54,433)   47,640     (6,793)     (179,613)   238,650      59,045
           ----------  --------   --------    ----------   --------    --------

Depreciation
amortizatoin

  2003    $   45,413       481     56,917       124,496      1,442     160,114

  2002    $   83,957       462     84,419       270,305      1,385     271,690
          ----------     ------    -------     ---------    -------   ---------

Interest expense,
net

  2003    $  20,607       7,015   27,622         64,765     16,198      80,963

  2002    $  29,369      12,913   42,282         87,325     27,089     114,414
          ==========     =======  ======         =======    ======     ========

Segment
assets

  2003   $2,045,021     409,008 2,454,029      2,045,021   409,008    2,454,029

  2002   $2,620,048     349,372 2,969,420      2,620,048   349,372    2,969,420
         ==========     ======== =======        =======   =========    ========


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

In addition, as part of the MBL Agreement and for no additional consideration, MBL was issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the warrants upon issuance are being accreted on the interest method over the 33-month period prior to the presently expected first date on which the put option may be exercised, which is the present expiration date of the distribution agreement between the Company and RhiGene.

    7.  STOCK COMPENSATION

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The ESPP is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 60,000 common shares were registered with the Securities and Exchange Commission (SEC) for purchase under the ESPP. During September 2002, the Company determined that it had inadvertently issued and registered more common stock under the ESPP than had heretofore been authorized by shareholders of the Company. On December 11, 2002, the Company's shareholders approved the Amended and Restated Employee Stock Purchase Plan ("AR-ESPP"). 200,000 shares of Corgenix common stock are reserved for issuance under the AR-ESPP. Compensation expense is recognized for the fair value of the employee's purchase rights. Compensation expense recognized for the 15% discount on shares purchased under the AR-ESPP amounted to $12,905 and $13,423 for the nine months ended March 31, 2003 and 2002, respectively. There were 33,697 and 14,380 shares issued under the AR-ESPP during the nine months ended March 31, 2002 and 2001, respectively.

In October 1999 and July 2000 the Company reserved a total of 200,000 shares of its common stock for an Incentive Stock Option Plan ("1999 ISP") for employees, directors and consultants. Options are granted at the discretion of the board of directors with an exercise price equal to or greater than the market value of the Company's common stock on the grant date. On December 11, 2002, the Company's shareholders approved the Amended and Restated 1999 Incentive Stock Plan ("AR-1999-ISP"). 800,000 shares of Corgenix common stock are reserved for issuance under the AR-1999-ISP.

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated as follows:




















                                                Nine
                                               Months
                                               March 31
                                                2003
                                              ---------

  Net income  (loss)  available  to common $
    shareholders as reported                  (139,863)
  Net income  (loss)  available  to common
    shareholders pro forma                    (219,118)
  Net income (loss) per share as reported      (0.03)
  Net income (loss) per share pro forma        (0.05)

    Fair value was determined using the Black Scholes option - pricing model with the following assumptions: no expected dividends, volatility of 149%, risk-free interest rate ranging from 3.31% to 3.48% and expected lives of seven years. The weighted average fair value per option of options granted during the nine months ended March 31, 2003 was $0.40.

                                     Item 2.




                          CORGENIX MEDICAL CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


      The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.


      General


            Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to hospitals, clinical laboratories, commercial reference laboratories and research institutions. We currently market 102 products covering autoimmune disorders, vascular diseases, infectious diseases, liver disease and laboratory instrumentation. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners. We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, we do not operate with a customer order backlog. Except for the fiscal year ended June 30, 1997, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees and milestone payments from research and development agreements with strategic partners.

      In fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 63 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

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

      Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We believe that the policies identified below are critical to the understanding of our results of operations. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management has made estimates and assumptions based on these policies. We do not believe that there is a great likelihood that materially different amounts would be reported if different assumptions were used. However, the application of these policies involves judgments and assumptions as to future events and, as a result, actual results could differ significantly from those estimates.




      Revenue Recognition

      Revenue is recognized upon shipment of products. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned as it becomes billable under the respective agreement.

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

      Results of Operations


           Three Months Ended March 31, 2003 compared to 2002


      Net sales. Net sales for the three months ended March 31, 2003 were $1,171,320 a 5.9% decrease from $1,244,466 for the same period in 2002 primarily due to the absence of sales to Chugai, the loss of one major European distributor, increased pricing pressures and the sluggish global economy in general. Domestic sales decreased 6.5% and sales to international distributors decreased 3.7%. Sales to OEM partners, (other medical companies selling Corgenix manufactured products under the respective company's labels) domestically and internationally, increased 24.4%, primarily due to ordering patterns and to sales to new OEM partners. In addition to the above, was a 100% decrease ($180,969) in the sales of Hyaluronic Acid ("HA") to Chugai for distribution in Japan. Historically and through November of 2002, Chugai was the Company's largest customer, representing approximately 15.7% of sales in the quarter ended March 31, 2002. Chugai has not submitted any orders for HA product for any period after November 2002. We have no reason to believe that Chugai will place any additional significant orders for HA in the future. The Company expects that the loss of HA sales to Chugai after November 2002 will, in the long run, be made up via international sales of HA in other areas of the world. For the current fiscal quarter the average price per unit sold increased approximately 16% relative to the same period last year, while unit volume decreased 20%, primarily due to no Chugai orders for the quarter. Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2003.


      Cost of sales. Cost of sales was 33.3% of sales in the third fiscal quarter ended March 31, 2003 compared to 36.8% for last year's third fiscal quarter. This decrease primarily reflects higher margin brought about by a change in the overall sales mix.

      Selling and marketing. Selling and marketing expenses increased 47.5% to $399,194 for the three months ended March 31, 2003 from $270,652 in 2002 primarily due to increases in consulting-$27,000, payroll-related costs-$66,881, and trade show and travel-related costs-$26,542.


      Research and development. Research and development expenses for the three months ended December 31, 2002, increased 44.8% to $210,666 from $145,460 in 2002. Most of this increase came as a result of increased labor-related costs and purchases and development costs totaling $42,765 related to two joint development projects in addition to consulting expense-$6,250 and product testing expense of $5,673. The Company added additional employees in this area in order to increase and expedite new product development efforts. The remaining fluctuation is due to individually minor changes in other research and development expenses.


      General and administrative. General and administrative expenses for the three months ended March 31, 2003, increased 3.2% to $268,945 from $260,675 in 2002, primarily due to increases in payroll-related costs of, $13,133, offset by a decrease in insurance expense of $5,003.


      Expenses of the consumer healthcare business. In June 2002, the Company determined that its consumer healthcare business and associated operations via consumer websites were not strategic to the Company's ongoing objectives and core medical diagnostic kit business. Accordingly, the Company decided to abandon and close its internet-based consumer business and all related e-commerce websites managed and operated by its wholly owned subsidiary, Health-outfitters.com, Inc. (Ho.com). The results of Ho.com's operations have been included in continuing operations in the consolidated statements of operations for the fiscal quarter ended March 31, 2002. Since some of the employees and office space of Ho.com have been redeployed into the Company's core business, only those Ho.com expenses which are not expected to recur are shown separately in the consolidated statements of operations for the same quarter ended March 31, 2002. The operating expenses of the consumer healthcare business not expected to recur were $74,546 during that quarter. There were no such expenses for the current fiscal quarter. The expenses not expected to recur consisted primarily of amortization of previously capitalized software costs and costs associated with advertising and promotion of the consumer healthcare products. Net sales related to the consumer healthcare business were nil during the quarter ended March 31, 2002.


      Interest expense. Interest expense decreased 34.7% to $27,622 in 2003 from $42,282 in 2002 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Nine Months Ended March 31, 2003 and 2002


      Net sales. Net sales for the nine months ended March 31, 2003 were $3,904,889 a 10.9% increase from $3,522,318 in 2002. Domestic sales increased 14.6% while sales to international distributors decreased 1%. Sales to OEM partners, domestically and internationally, increased 46.7%, primarily due to ordering patterns and to sales to new OEM partners. Offsetting the above increase in domestic sales was a decrease of 56% in the sales of HA to Chugai for distribution in Japan. Historically and through November of 2002, Chugai was the Company's largest customer, representing approximately 6.4% and 24.3% of sales in the nine-month periods ended March 31, 2003 and 2002, respectively. For the current nine-month period, the average price per unit sold increased approximately 21%, while unit volume decreased 7%. Sales of products manufactured for us by other companies, while still relatively small, are expected to continue to increase during fiscal 2003.


      Cost of sales. Cost of sales was 32.4% of sales for the nine months ended March 31, 2003 compared to 34.6% for prior year's first nine months. This slight improvement primarily reflects changes in the margins brought about by a change in the overall sales mix.

      Selling and marketing. Selling and marketing expenses increased 52.1% to $1,100,854 for the nine months ended March 31, 2003 from $723,763 in 2002 primarily due to increases in advertising expenses-$19,058, consulting-$65,000, payroll-related costs-$152,072, samples and product testing-$22,557, trade show and travel-related costs-$54,736 and Corgenix UK selling and marketing expenses-$43,704.


      Research and development. Research and development expenses for the nine months ended March 31, 2003, increased 51.1% to $635,900 from $420,953 in 2002.
Most of this increase came as a result of increased labor-related costs and purchases and development costs totaling $155,154 related to two joint development projects in addition to consulting expenses-$12,500 and license fees of $10,000. The Company added additional employees in this area in order to increase and expedite new product development efforts. The remaining fluctuation is due to individually minor changes in other research and development expenses.

      General and administrative. General and administrative expenses for the nine months ended March 31, 2003, increased 9.3% to $895,996 from $820,053 in 2002, primarily due to increases in payroll-related costs of $46,124 and outside service expenses of $26,253.


      Expenses of the consumer healthcare business. The results of Ho.com's operations have been included in continuing operations in the consolidated statements of operations for the nine months ended March 31, 2002. Since some of the employees and office space of Ho.com have been redeployed into the Company's core business, only those Ho.com expenses which are not expected to recur are shown separately in the consolidated statements of operations for the nine months ended March 31, 2003. The operating expenses of the consumer healthcare business not expected to recur were $165,704 during that nine-month period. There were no such expenses for the current nine-month period. The expenses not expected to recur consisted primarily of amortization of previously capitalized software costs and costs associated with advertising and promotion of the consumer healthcare products. Net sales related to the consumer healthcare business were $4,540 during the nine months ended March 31, 2002.

      Interest expense. Interest expense decreased 29.2% to $80,963 in 2003 from $114,414 in 2002 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Liquidity and Capital Resources

      Cash used in operating activities was $31,434 for the current nine-month period compared to $231,124 used during the prior fiscal year's comparable nine months. The cash used in operations for the latest quarter resulted primarily from an increase in inventories and a reduction in accounts payable.

      Net cash used in investing activities, the purchase of equipment, was $26,127 for the current nine months compared to $85,103 in the prior year's comparable nine-month period. The reduction was mainly attributable to reduced spending on internally developed software.


      Net cash provided by financing activities amounted to $225,735 for the nine months ended March 31, 2003 compared to $200,026 for the same period in the prior fiscal year. This slight increase in cash provided over the comparable prior year nine month period was primarily due to the private sale of redeemable common stock and common stock warrants, offset by payments on notes payable and capital lease obligations. On July 1, 2002, the Company entered into an agreement ("MBL Agreement") with Medical & Biological Laboratories Co., Ltd. ("MBL"), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan, under which the Company sold 880,282 shares of its $.001 par value common stock to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $484,746. Under the MBL Agreement, MBL was also granted a put option that could cause the Company to repurchase, at a future date, the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." The put option requires the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option is exercisable by MBL any time after the termination or expiration of the distribution agreement between the Company and RhiGene, MBL's U.S. subsidiary, upon any merger or consolidation of the Company with another corporation wherein in the Company's stockholders own less than 50% of the surviving corporation or upon any sale or other disposition of all or substantially all of the Company's assets. The present distribution agreement with RhiGene expires on March 31, 2005, though the distribution agreement may be renewed or extended prior to that time.


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

      Historically, we have financed our operations primarily through sales of common and preferred stock. In fiscal 2002, we raised $164,378 before offering expenses through a private sale of common stock.

      We have also generated cash for operations from sales, in the normal course of business, of diagnostic products and agreements with strategic partners. As of March 31, 2003, our accounts payable decreased 35.4% to $357,698 from $553,505 as of June 30, 2002 due to a continuing effort to bring our accounts payable more current.

      Our future capital requirements will depend on a number of factors, including our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of common stock mentioned above, and long-term debt financing, of which $528,481 remained outstanding as of March 31, 2003. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2003 to develop the markets and obtain the regulatory approvals for the HA products, and to pursue all of our strategic objectives. We believe that our existing cash, bank line of credit, working capital and anticipated cash flow from existing operations will be sufficient to support our current operating plan for at least the next 12 months. At March 31, 2003, the Company's available borrowings under its $400,000 line of credit with Vectra Bank amounted to approximately $200,000 based upon the calculation of the borrowing base. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from our estimates.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ending June 30, 2003. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company's financial statements unless it elects to change from the intrinsic value method to the fair value method. The Company believes that the provisions relating to annual and interim disclosures will change the manner in which we disclose information regarding stock-based compensation.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however the Company does not have variable interest entities that it may be required to consolidate.




















                                       Item 3.

                               Controls and Procedures

Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $4,390,778 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next year. If we are not able to operate profitably and generate positive cash flows, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling and marketing activities any of which could have a material adverse effect on the future of the business.

      Dependence on Collaborative Relationships and Third Parties for Product Development and Commercialization

      We have historically entered into research and development agreements with collaborative partners, from which we derived meaningful revenues in past years. Pursuant to these agreements, our collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of our products. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could experience increased capital requirements or be forced to undertake such activities at our own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by us in our product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair our ability to deliver products on a timely basis.

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



                                    CORGENIX MEDICAL CORPORATION



May 14, 2003                        By:   /s/ Luis R. Lopez
                                          -----------------
                                         Luis R. Lopez,M.D.
                                         Chairman and Chief Executive Officer











































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

   Date:  May 14, 2003


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

   Date:  May 14, 2003


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

   Date:  May 14, 2003


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


           Dated:    May 14, 2003



/S/Luis R. Lopez
Chief Executive Officer


/S/William H. Critchfield
Chief Financial Officer


/S/Douglass T. Simpson
President