Form 10KSB
period 2003-06-30
CORGENIX MEDICAL CORP/CO
filed 2003-10-14
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ------------------

                          ------------------
                                   Form 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were: $5,023,669 The aggregate market value of the voting stock held by non-affiliates of the issuer was $1,040,586 as of June 30, 2003.

The number of shares of Common Stock outstanding was 5,299,671 as of October10, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes|_| No |X|

Transitional Small Business Disclosure Format.     Yes |_|     No |X|

                                     PART I

Item 1.  Description of Business.

      Certain terms used herein are defined in the Glossary that follows at the end of Part I.

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

        On August 5, 2003, the Company entered into a letter of intent to merge with Genesis Bioventures, Inc. ("Genesis" or "GBI") a biomedical development company focused on the development of diagnostic tests. Under the terms of the letter of intent, Genesis will issue 14,000,000 Genesis shares in exchange for 100% of Corgenix outstanding shares. The terms of the letter of intent also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will be known as Genesis Bioventures, Inc. The parties are seeking to complete a definitive agreement on or before October 31, 2003 and to close the transaction by no later than January 31, 2004.

               The proposed merger is subject to the satisfaction of a number of contingencies, including satisfactory due diligence investigations by each company, negotiation and execution of mutually acceptable definitive merger documentation, approval by both company's boards of directors and shareholders, and customary closing conditions. The merger is subject to GBI advancing to Corgenix $500,000 out of an equity capital raise of at least $3,000,000 by September 30, 2003 as a condition to signing a definitive merger agreement. Under the terms of the letter of intent, GBI and Corgenix have agreed to raise a minimum of $3,000,000 of additional capital by January 31, 2004 to provide the combined companies with sufficient funding with which to continue to develop and further commercialize their respective technologies and product lines. The foregoing amounts of these provisions may be waived at the discretion of Corgenix.


The Diagnostics Products Business

      Introduction

      Our Diagnostics Products Business is managed by Corgenix, Inc. and Corgenix UK, and includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We sell 142 Diagnostics Products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions. Some of these are products which we have developed and which we manufacture at our Colorado facility, and others are products which we purchase from other healthcare manufacturers ("OEM Products"). All of these products are used in clinical laboratories for the diagnosis and/or monitoring of five important areas of health care:

o Autoimmune disease and Antiphospholipid antibody testing (diseases in which an individual creates antibodies to one's self, for example systemic lupus erythematosus ("SLE") and rheumatoid arthritis ("RA");

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

      In addition to our current Diagnostic Products, we are actively developing new laboratory tests in other important diagnostic testing areas. See "-- Other Strategic Relationships." We manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as Instrumentation Laboratories, Helena Laboratories, Cambridge Life Sciences plc, and Diagnostic Grifols, S.A.

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

      Antiphospholipid Antibody Testing Products

      We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2003 represented approximately 50.2% of our total product sales. These include: aCL IgG, aCL IgA, aCL IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-(beta)2-Glycoprotein I ("a(beta)2GPI") IgG, a(beta)2GPI IgA, and a(beta)2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

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

      In April 1999, we received ISO 9001: 1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization (ISO) to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in our commitment to maintain excellence. We received re-certification in November 1999 and 2000, and in July 2002 received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America.

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


      Chugai (Fujirebio) Strategic Relationship

      Chugai Diagnostics Science, Co. Ltd., formerly a wholly owned subsidiary of Chugai Pharmaceutical Co., Ltd., a Tokyo based pharmaceutical company, was merged into Fujirebio, Inc, ("Fujirebio") in September 2002 Tokyo, Japan, a large Japanese Diagnostics company and a leader in the field of immunoserology. The relationship between Corgenix and Chugai was established in June 1993. Currently, except for the on going HA License Agreement described below, there are no sales to or operations related to Fujirebio. We are currently in discussions with Fujirebio regarding the potential contract manufacturing of certain reagents for them. The former relationship was a multifaceted strategic affiliation that can be summarized as follows:

      Equity Ownership. In 1993, Chugai Pharma purchased common stock of REAADS, and at September 20, 2003, owned approximately 3.6% of the common stock of the Company. Under the terms of the September 1, 1993 stock purchase agreement, Chugai has certain rights, including antidilution rights and rights to a board seat on the Corgenix Board of Directors. Said rights were never exercised by Chugai.

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

      No Future Orders for HA from Fujirebio for Japan. Fujirebio has not placed nor forecast any orders for HA for Japan since November 2002 and we are currently not projecting any future orders by them for HA.

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

      HA License Agreement. On June 30, 2001, Corgenix and Chugai executed a license agreement (the "HA License Agreement") whereby Corgenix was granted exclusive worldwide rights to manufacture and market the HA product (except for Japan). The HA License Agreement is initially for a five-year period with certain extension rights. The HA License Agreement establishes certain performance requirements for Corgenix, and provides early cancellation of exclusivity if we do not meet those performance goals. The HA License Agreement is the only international distribution right currently granted by Chugai to the Company, and was formally assumed by Fujirebio.


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

      In furtherance of the foregoing strategies, we have established revenue-producing strategic relationships with the following companies:

      Genesis Bioventures, Inc. In June 2002 the Company entered into a letter of intent with Genesis Bioventures, Inc., ("GBI"), a publicly held company headquartered in Vancouver, British Columbia, to develop, in ELISA format, products from GBI's patented Mammastatin Serum Assay ("MSA") for breast cancer risk assessment. This collaboration, although potentially very significant to the Company, has been temporarily deferred until the completion of the announced merger with GBI.

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

      American Biochemical & Pharmaceutical Corporation. abp is a privately held company located in Marlton, New Jersey that sells a line of diagnostic products in coagulation and vascular medicine. In June 1998, we became a non-exclusive distributor of abp's von Willebrand Factor Activity in the United States. We distribute this product under our label through our distribution network, primarily in the United States. This product complements our expanding line of vascular disease products. The initial term of the distribution arrangement with abp expired in June 2001 and has been continuously extended for additional one-year terms, most currently to June 30, 2004. abp also sells this test under our label through its distribution network. Under the terms of a separate distribution agreement, abp sells our von Willebrand Factor Antigen, Protein C, Protein S and Monoclonal Free Protein S products worldwide under the Corgenix label through their distribution network.

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

      RhiGene, Inc. RhiGene is a Des Plaines, Illinois based company which is a wholly owned subsidiary of Medical & Biological Laboratories Company, Ltd., ("MBL") of Nagoya, Japan. In March 2002 we signed a distribution agreement with RhiGene which grants us exclusive rights to distribute RhiGene's complete diagnostic line of autoimmune testing products in North and South America. The arrangement also provides us with rights to certain other international markets. In July 2002, MBL made a $500,000 strategic investment in the Common Stock of our Company. As part of the investment agreement, MBL has warrants to purchase additional shares of our Common Stock for a total potential investment of $1,000,000.

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

      During fiscal 2003 and 2002, we spent $859,000 and $566,000, respectively, for research and development. The increase was primarily attributable to increased payroll-related costs and purchases related to additional research and development contract work. We expect research and development spending to increase during 2004. Research and development contract revenue amounted to $555,813 and $270,103 for the 2003 and 2002 fiscal years ended June 30.

      Products and Technology in Development

      We intend to expand our product menu through internal development, development in collaboration with strategic partners and acquisition and/or licensing of new products and technologies. We are currently working with partners to develop additional tests to supplement the existing product lines and have fifteen contract research projects as of September 2003. The following summarizes our current product and technology development programs:

      Vascular Disease Testing Products

      We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. In the fiscal year ended June 30, 1999, we developed three new antiphospholipid products which are more specific for thrombosis and the antiphospholipid syndrome when incorporated with the conventional aCL and aPS tests, and are configured for sale to hospital based and free-standing independent laboratories. Filing of the 510(k) applications for the new tests was completed and one of the products, anti-phosphatidylserine IgA, was cleared by the FDA in April 2000. Two additional products in this area, IgG anti-Prothrombin and IgM anti-Prothrombin (aPT), were cleared by the FDA in April 2001. Four additional products in this area and three products in the coagulation area are in various stages of development, and we expect to file applications with the FDA in 2003-2004. See "-- Regulation."

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

      We have registered our trademark "REAADS" on the principal federal trademark register and with the trademark registries in many countries of the world. This trademark is eligible for renewal in 2006 and will expire in 2007. The trademark "Corgenix" was approved in September 2000.

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

      The majority of our product sales, approximately 85% for the fiscal year end June 30, 2003 and 81% in fiscal 2002, were products that utilized our proprietary technology.

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

      In the United States, medical devices are classified by the FDA into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to ensure their safety and effectiveness in a reasonable manner. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to QSR requirements). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices). All of our current products and products under development are or are expected to be classified as Class II or Class III devices.

      Before a new device can be introduced in the market, we must obtain FDA clearance or approval through either clearance of a 510(k) pre-market notification or approval of a product marketing approval ("PMA") application, which is a more extensive and costly application. All of our products have been cleared using a 510(k) application, and we expect that most, if not all, future products will also qualify for clearance using a 510(k) application (as described in Section 510(k) of the Medical Device Amendments to the F D & C Act of 1938.

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

Reimbursement

      Currently our largest market segment is the hospital-based and free standing independent laboratory market in the United States. Payment for testing in this segment is largely based on third-party payor reimbursement. The laboratory that performs the test will submit an invoice to the patient's insurance provider (or the patient if not covered by a program). Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology ("CPT") code by the American Medical Association. Each CPT code is then assigned a reimbursement level by CMS. Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS.


      Employees (for Consolidated Entity)

      As of October 10, 2003, we employed 38 employees, 37 full-time and one part-time. Of these, six hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.


Item 2.  Description of Property.

      We currently lease approximately 15,600 square feet of space in two close-by buildings in Westminster, Colorado, which are used for our administrative offices, research and development facilities and manufacturing operations. The leases expires August 31, 2006. We also lease approximately 1,400 square feet of office space in Peterborough, Cambridgeshire, United Kingdom under a lease that expires October 6, 2006 and is intended to be renewed. We believe that suitable additional or alternative space will be available on commercially reasonable terms as needed, and that our existing facilities will be sufficient for our operational purposes through the end of the leases.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      Our Common Stock is traded on the OTC Bulletin Board (R) under the symbol "CONX". On October 10, 2003, the last bid price of our Common Stock on the OTC Bulletin Board (R) as reported by the OTC Bulletin Board (R) was $0.85.

      The following table sets forth, for the periods indicated, the high and low bid prices of our Common Stock as reported on the OTC Bulletin Board (R). The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

               Stock Price Dates                 Stock Price  Ranges
                                                     High      Low

      Fiscal Year 2003
      Quarter Ended:
           September 30, 2002                       $0.80     $0.29
           December 31, 2002                        $0.65     $0.32
           March 31, 2003                           $0.60     $0.22
           June 30, 2003                            $0.38     $0.22

      Fiscal Year 2002
      Quarter Ended:
           September 30, 2001                       $0.31     $0.16
           December 31, 2001                        $0.25     $0.09
           March 31, 2002                           $0.16     $0.125
           June 30, 2002                            $0.35     $0.13

      On October 9, 2003 there were approximately 173 holders of record of our Common Stock.

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

      Stock Issuance

          On July 1, 2002, the Company entered into an agreement ("MBL Agreement") with Medical & Biological Laboratories Co., Ltd. ("MBL"), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan, under which the Company sold 880,282 shares, on a redeemable basis, of its $.001 par value common stock to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $484,746. Under the MBL Agreement, MBL was also granted a put option which could cause the Company to repurchase, at a future date, the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." The put option requires the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option is exercisable by MBL any time after the termination or expiration of the distribution agreement between the Company and RhiGene, MBL's U.S. subsidiary, upon any merger or consolidation of the Company with another corporation wherein the Company's stockholders own less than 50% of the surviving corporation or upon any sale or other disposition of all or substantially all of the Company's assets. The present distribution agreement with RhiGene expires on March 31, 2005, though the distribution agreement may be renewed or extended prior to that time.

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


      Issuance of Warrants

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


      Forward-Looking Statements

      This Form 10-KSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this Form 10-KSB, including, without limitation, statements regarding future product developments, statements regarding our intent to develop the Consumer Products Business, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

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

      Except for the fiscal year ending June 30, 1997, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees, licensing fees, milestone payments, and royalty payments from research and development agreements with strategic partners. We have not in recent years, nor do we expect in the foreseeable future to receive licensing fees, royalties or milestone payments.

      Beginning in fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

      Although we have experienced growth in revenues every year since 1990, except for 1997, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

      Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and our significant accounting policies are summarized in Note 1 to the accompanying consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual result could differ significantly from those estimates.
      The Company maintains an allowance for doubtful accounts based on its historical experience and provides for any specific collection issues that are identified. Such allowances have historically been adequate to provide for our doubtful accounts but involve a significant degree of management judgment and estimation. Worse than expected future economic conditions, unknown customer credit problems and other factors may require additional allowances for doubtful accounts to provided for in future periods. Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. The internal and external costs of developing and enhancing software costs related to website development, other than initial design and other costs incurred during the preliminary project stage, are capitalized until the software has been completed. Such capitalized amounts will be amortized commencing when the website is placed in service on a straight-line basis over a three-year period. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred. We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Revenue from sale of products is recognized upon shipment of products. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2003 and 2002 provided for fixed monthly fees to the Company in exchange for performing specified research and development functions. Research and development and advertising costs are expensed when incurred. Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

      Results of Operations

      Year Ended June 30, 2003 compared to 2002

      Net sales. Net sales for the year ended June 30, 2003 were approximately $5,024,000, a 3.4% increase from approximately $4,858,000 in 2002. Product sales increased in most categories. Domestic sales increased 5.9% while sales to international distributors decreased 4.1% from year to year. Offsetting the overall sales increases was a 37.5% decrease in sales of Hyaluronic Acid Test Kits ("HA"), primarily as a result of the loss of Fujirebio (formerly Chugai) in November 2002 as the principal HA customer for distribution in Japan. Chugai had been the Company's largest customer, representing approximately 4.9% and 15.1% of sales in fiscal 2003 and 2002, respectively. Fujirebio has not placed nor forecasted any orders for HA product after November 2002 and we are not projecting any future orders by Fujirebio of HA. The Company expects that the loss of HA sales to Fujirebio will be made up via international sales of HA in other areas of the world. The Company's moderate sales increase for the current fiscal year was accompanied by lower unit volume (which decreased approximately 7%) which was more than offset by an increase in average price per unit sold of HA. This was mainly attributable to increased sales of HA to customers other than Fujirebio (which generally are sold at higher unit prices). Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2004.

      Cost of sales. Gross profit, as a percentage of sales, increased to 66.2% in 2003 from 63.6% in 2002 primarily due to increased sales of HA to customers other than Fujirebio. Said sales were made at a higher margin then that formerly sold to Fujirebio.

      Selling and marketing. Selling and marketing expenses increased 41.1% to approximately $1,498,000 in 2003 from approximately $1,062,000 in 2002 primarily due to increases in advertising expense-$42,800, consulting expense-$50,000, payroll-related costs (new employees, raises and employee benefits)-$283,300, license fees-$25,100, samples and product testing-$18,200, trade show and travel-related costs-$32,300. These increases were attributable to the Company's strategy of attempting to maintain and/or increase the market share of its various products. The remaining fluctuation is due to individually minor changes in other selling and marketing expenses.

      Research and development. Research and development expenses increased 51.8% to approximately $859,000 in 2003 from approximately $566,000 in 2002. Most of this increase came as a result of an increase of $190,600 in labor-related costs and increased purchases and development costs totaling $18,800 related to two joint proof-of-principle development projects. The remaining fluctuation is due to individually minor changes in other research and development expenses. The joint proof-of-principle projects involve modifying certain of our test kits in order to make the test kits compatible with our strategic partner's automated ELISA testing platform in order to enable laboratories to easily run multiple assays simultaneously on a single blood sample.

      General and administrative. General and administrative expenses decreased $8,000 or .7% to approximately $1,198,000 in 2003 from approximately $1,205,000 in 2002, primarily due to increases in payroll-related costs (employee benefits and raises) of $164,000. The remaining fluctuation is due to individually minor changes in other general and administrative expenses.

      Interest expense. Interest expense decreased 39.6% to approximately $87,000 in 2003 from approximately $144,000 in 2002 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Expenses related to consumer healthcare business. The results of Ho.com's operations were included in continuing operations in the consolidated statements of operations for the fiscal year ended June 30, 2002. Since some of the employees and office space of Ho.com have been redeployed into the Company's core business, only those Ho.com expenses which were not expected to recur are shown separately in the consolidated statements of operations for the fiscal year ended June 30, 2002. The operating expenses of the consumer healthcare business not expected to recur were $210,311 during that twelve-month period. There were no such expenses for the current year. The expenses not expected to recur consisted primarily of amortization of previously capitalized software costs and costs associated with advertising and promotion of the consumer healthcare products. Net sales related to the consumer healthcare business were $10,388 during the twelve months ended June 30, 2002.

      Liquidity and Capital Resources

      Cash provided by operating activities was $19,887 for the current fiscal year compared to cash used by operating activities of $197,784 during the prior fiscal year. The cash provided by operations resulted primarily from increases in accounts payable, accrued payroll and related liabilities and other accrued liabilities. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $68,883 in fiscal 2003 compared to $125,911 for fiscal 2002. The decrease was mainly attributable to reduced spending on internally developed software.

      Net cash provided by financing activities amounted to $267,474 during fiscal 2003 compared to $164,271 in the prior fiscal year. This increase in cash provided over the comparable prior year was primarily due to the private sale of redeemable common stock and common stock warrants, offset by payments on notes payable and capital lease obligations.

      Historically, we have financed our operations primarily through long-term debt and by sales of common and preferred stock. In fiscal 2003 we raised $500,000 before offering costs (see "Stock Issuance" above) and in fiscal 2002, $208,160 before offering expenses through a private sale of common stock.

      We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. Accounts receivable decreased 9.5% to $628,717 from $694,394 in 2002 because of a concerted collection effort. In 2003, our accounts payable increased 11.8% to $618,934 from $553,505 in 2002 primarily as a result of slightly slower payment to vendors due to overall cash-flow constraints.

      Our future capital requirements will depend on a number of factors, including our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of common stock mentioned above, and long- term debt financing. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2004 to develop the markets and obtain the regulatory approvals for the HA products (see above), and to pursue all of our strategic objectives. We believe that our current availability of cash, working capital, future proceeds from the issuance of common stock and cash flow from operations will be adequate to meet our ongoing needs for at least the next twelve months. At June 30, 2003, cash on hand amounted to $342,377 compared to $164,378 at June 30, 2002. At June 30, 2003, the Company's available borrowings under its $400,000 bank line of credit amounted to approximately $94,000. The available borrowings at June 30, 2003 were limited to a maximum of $279,500 based upon the calculation of the borrowing base. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from our estimates.

      Recently Issued Accounting Pronouncements

                In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS 146 has not had a material effect on the Company for fiscal 2003.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. As the Company has not guaranteed any indebtedness of others, the impact of the adoption does not have any impact on the Company's consolidated financial statements for the fiscal years ended June 30, 2003 and 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ending June 30, 2003. The provisions of this statement relating to interim financial information were effective for the quarter ending December 31, 2002. The transitional provisions will not have an impact on the Company's financial statements unless it elects to change from the intrinsic value method to the fair value method. The provisions relating to annual and interim disclosures changed the manner in which we disclose information regarding stock-based compensation.

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

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. Management does not expect the adoption of SFAS No.149 to have an impact on its financial condition, results of operations or cash flows.

      In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition, results of operations or cash flows.

      Risk Factors

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses Incurred; Future Capital Needs; Risks Relating to the Diagnostic Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Net losses incurred since our inception have aggregated $4,665,934 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash and borrowing availability to satisfy our operating needs for at least the next year. If we are not able to operate profitably and generate positive cash flows sufficient for both the diagnostic business and the consumer products business, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities, or our selling and marketing activities, any of which could have a material adverse effect on the future of the business.

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

Controls and Procedures

Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14c under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within ninety days before the filing date of this annual report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

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

Item 8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
Financial
           Disclosure.

      None.


                                    PART III

Item  9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance With Section 16(a) of the
           Exchange Act.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2003:

------------------------------------------------------------------

Name               Age    Position               Director/Officer

                                                     Since
------------------------------------------------------------------
------------------------------------------------------------------

Luis R. Lopez,      55 Chief Executive               1998
M.D.                   Officer and
                       Chairman
------------------------------------------------------------------
------------------------------------------------------------------

Douglass T.         55 President and Chief           1998
Simpson                Operating Officer
------------------------------------------------------------------
------------------------------------------------------------------

W. George           72 Vice President,               1996
Fleming, Ph.D.         International
                       Operations
------------------------------------------------------------------
------------------------------------------------------------------

Ann L               50 Vice President,               1996
Steinbarger            Sales and Marketing
------------------------------------------------------------------
------------------------------------------------------------------

Taryn G.            44 Vice President,               1998
Reynolds               Technology
------------------------------------------------------------------
------------------------------------------------------------------
Catherine A.
Fink, Ph.D.         38 Vice President,               1999
                       General Manager
------------------------------------------------------------------
------------------------------------------------------------------
William H.          57 Vice President and            2000
Critchfield            Chief Financial
                       Officer

------------------------------------------------------------------
------------------------------------------------------------------
Wendell J.          70 Director                      2001
Gardner
------------------------------------------------------------------
------------------------------------------------------------------
Jack W. Payne       73 Director                      2001

Jun Sasaki          50 Director                      2002

------------------------------------------------------------------
------------------------------------------------------------------

------------------------------------------------------------------

Luis R. Lopez, M.D., Dr. Lopez has served as the Chief Executive Officer and Chairman of the Board of Directors of Corgenix since May 1998 and of Corgenix's operating subsidiary since it was founded in July 1990. From 1987 to 1990, Dr. Lopez was Vice President of Clinical Affairs at BioStar Medical Products, Inc., a Boulder, Colorado diagnostic firm. From 1986 to 1987 he served as Research Associate with the Rheumatology Division of the University of Colorado Health Sciences Center, Denver, Colorado. From 1980 to 1986 he was Professor of Immunology at Cayetano Heredia University School of Medicine in Lima, Peru, during which time he also maintained a medical practice with the Allergy and Clinical Immunology group at Clinica Ricardo Palma in Lima. From 1978 to 1980 Dr. Lopez held a fellowship in Clinical Immunology at the University of Colorado Health Sciences Center. He received his M.D. degree in 1974 from Cayetano Heredia University School of Medicine in Lima, Peru. He is a clinical member of the American College of Rheumatology, and a corresponding member of the American Academy of Allergy, Asthma and Immunology. Dr. Lopez is licensed to practice medicine in Colorado, and is widely published in the areas of immunology and autoimmune disease.

Douglass T. Simpson, Mr. Simpson has been the President of Corgenix since May 1998 and was elected a director in May 1998. Mr. Simpson joined Corgenix's operating subsidiary as Vice President of Business Development in 1992, was promoted to Vice President, General Manager in 1995, to Executive Vice President in 1996 and then to President in February 1998. Prior to joining Corgenix's operating subsidiary, he was a Managing Partner at Venture Marketing Group in Austin, Texas, a health care and biotechnology marketing firm, and in that capacity, served as a consultant to REAADS from 1990 until 1992. From 1984 to 1990 Mr. Simpson was employed by Kallestad Diagnostics, Inc. (now part of BioRad Laboratories, Inc.), one of the largest diagnostic companies in the world, where he served as Vice President of Marketing, in charge of all marketing and business development. Mr. Simpson holds B.S. and M.S. degrees in Biology and Chemistry from Lamar University in Beaumont, Texas.


W. George Fleming, Ph.D., has been the Vice President, International Operations, of Corgenix since May 1998. Dr. Fleming joined Corgenix's operating subsidiary as Director of European Operations in 1992, after serving as a consultant in international distribution to Corgenix from 1990 to 1992. He was promoted to Managing Director, European Operations, and in 1996 to Vice President, International. Prior to joining Corgenix's operating subsidiary, Dr. Fleming was a director of Unilever's Medical Products Group in the UK, a (pound)41 million health care company. He joined Oxoid, a subsidiary of Brooke Bond in 1968, serving in a number of management positions leading to his appointment as Director of Marketing in 1976, managing their growth up to (pound)31 million in 1985, when it was acquired by Unilever. Dr. Fleming received a B.Sc. degree from Queens University, Belfast, Northern Ireland, and a Ph.D. in Business Administration from Fairfax University, Baton Rouge, Louisiana.

Ann L. Steinbarger, has been the Vice President, Sales and Marketing, of Corgenix since May 1998. Ms. Steinbarger joined Corgenix's operating subsidiary in January 1996 as Vice President, Sales and Marketing with responsibility for its worldwide marketing and distribution strategies. Prior to joining Corgenix, Ms. Steinbarger was with Boehringer Mannheim Corporation, Indianapolis, Indiana, a $200 million IVD company. At Boehringer from 1976 to 1996, she served in a series of increasingly important sales management positions. Ms. Steinbarger holds a B.S. degree in Microbiology from Purdue University in West Lafayette, Indiana.

Taryn G. Reynolds, has been a Vice President of Corgenix since May 1998. Mr. Reynolds joined Corgenix's operating subsidiary in 1992, serving first as Director of Administration, then as Managing Director, U.S. Operations. He has served as Vice President, Operations and in 1999, became Vice President, Technology. Prior to joining Corgenix, Mr. Reynolds held executive positions at Brinker International, MJAR Corporation and M&S Incorporated, all Colorado-based property, operational and financial management firms.

Catherine A. Fink, Ph.D., was elected Vice President, General Manager of the Company on October 7, 1999. She had been Corgenix's Executive Scientific Director since May 1998. Dr. Fink joined Corgenix's operating subsidiary in 1996 as Director of Research and Development with responsibility for product development, and in 1997 was promoted to Executive Scientific Director with additional responsibilities for Quality Control. She chairs Corgenix's technical committee. Prior to joining Corgenix, Dr. Fink was with DDx, Inc., a Denver, Colorado based privately-held biotechnology firm from 1994 until 1996, and from 1993 to 1994 was Product Development Manager at Trinity Biotech plc., an Irish biotechnology company which develops and manufactures rapid saliva and blood based diagnostic tests. From 1990 to 1993, she was with Biosyn Ltd. (Belfast), a manufacturer of diagnostic tests for medical and veterinary applications. Dr. Fink received a B.Sc. (with Honors) from University College Dublin, and a Ph.D. in immunology from the National University at Ireland.

William H. Critchfield, has been Vice President and Chief Financial Officer of the Company since December 2000. Prior to joining Corgenix, Mr. Critchfield was Executive Vice President and Chief Financial Officer of U.S. Medical, Inc., a Denver, Colorado based privately held distributor of new and used capital medical equipment. From May of 1994 through July of 1999, he served as President and Chief Financial Officer of W.L.C. Enterprises, Inc., a retail business holding company. From November 1991 to May 1994, Mr. Critchfield served as Executive Vice President and Chief Financial Officer of Air Methods Corporation, a publicly traded company which is the leading U.S. company in the air medical transportation industry and was the successor company to Cell Technology, Inc., a publicly traded biotechnology company, where he served in a similar capacity from 1987-1991. From 1986 through September 1987 he served as Vice President of Finance and Administration for Biostar Medical Products, Inc., a developer and manufacturer of diagnostic immunoassays. In the past, Mr. Critchfield also served as Vice President of Finance for Nuclear Pharmacy, Inc. (now Syncor, Inc.), a publicly traded company and the world's largest chain of centralized radiopharmacies. Mr. Critchfield is a certified public accountant in Colorado. He graduated magna cum laude from California State University-Northridge with a Bachelor of Science degree in Business Administration and Accounting.

Jack W. Payne, Mr. Payne was appointed as a director of Corgenix in March 2001. Mr. Payne is currently the Chief Executive Officer and a member of the Board of Directors of Pro Bed Medical Technology, Inc., a privately held British Columbia manufacturer of specialty medical beds. Mr. Payne from 1992 until September 2001 was a co-founder, Executive Vice President and a member of the Board of Directors of Sequin Medical Corporation, a privately held, Denver-based medical device manufacturer with manufacturing facilities in Nebraska. From 1989 through 1992 Mr. Payne was founder, President and Chairman of the Board of Designer Labels, Inc., a privately held supplier of personalized paper products. During the 1990's, Mr. Payne served on three publicly held corporate boards: Luther Medical, Inc., a manufacturer of medical devices (1989-1997); First Fidelity Acceptance Corporation (1992-1997), and Marquest Medical, Inc., a manufacturer of medical devices (1993-1998). Mr. Payne began his career with Parke Davis, and proceeded to work for Johnson & Johnson and Baxter International, the latter for 20 years, serving as its Vice President-Canadian operations. Mr. Payne was also a group Vice President with the R.P. Scherer Company, a pharmaceutical, device and consumer products company, where he had worldwide responsibilities for twelve operating companies with sales in excess of $125 million. Subsequent to his service with the R.P. Scherer Company, Mr. Payne became the chief U.S. executive for Terumo Corporation, a Japanese Medical device, lab diagnostic, and pharmaceutical manufacturer. He received a B.S. in Microbiology and Chemistry from De Pauw University and completed the executive management program at the Colgate Darden School at the University of Virginia.

Wendell J. Gardner, Mr. Gardner was elected as a director in December 2001. Mr. Gardner is currently and since 1996 has been a founding member and on the Board of Directors of Foothills Bank in Wheat Ridge, Colorado. From 1968 to 1998 Mr. Gardner served in various capacities for COBE Laboratories, Inc. (Gambro AB) in Lakewood, Colorado, serving as its Chief Financial Officer, Vice President for European Operations, President of COBE Cardiovascular and most recently from 1994 to 1998 as its Corporate Senior Vice President (transition to retirement). Mr. Gardener has served on numerous boards of directors, including Thoratec Laboratories, Inc. (1992-1997), Colorado National Bank Arvada (1983-1993) and Colorado National Bank Lakewood (1990-1993). Mr. Gardner was the Chairman of the Jefferson Economic Council Board of Directors from 1987-1995 and the founding member, president and a member of the Board of Directors of the Colorado Medical Device Association from 1994-1998 and the Commissioner of the Colorado Advanced Technology Institute (CATI) from 1994-1998. Mr. Gardner is a Certified Public Accountant in the State of Colorado. He received his BS degree in Accounting and Finance from Kansas State University in 1961 and completed the Stanford Graduate School of Business Executive Program in General Management in 1975.

Jun Sasaki, Mr. Sasaki was elected as a director in December 2002. Mr. Sasaki has been the Division Officer and General Manager of the International Diagnostic Reagents Division of Medical & Biological Laboratories Co., Ltd.
(MBL) since June 1999. From 1993 to 1999, Mr. Sasaki was the General Manager of MBL's Sales and Marketing Department. From 1992 to 1993, he was located in Boston, Massachusetts and was engaged in the establishment of MBL International Corporation, a sales subsidiary of MBL. He joined MBL in 1976 and has been instrumental in the development of a series of autoimmune products. Mr. Sasaki received a B.E. degree from Yamanashi University in Yamanashi prefecture, Japan.

COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the Company's outstanding Common Stock, to file reports of ownership and changes in ownership with the Commission within specified time periods. Such officers, directors and stockholders are also required to furnish the Company with copies of all Section 16 (a) forms they file.

Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2003.


Item 10.  Executive Compensation.

The following table shows how much compensation was paid by Corgenix for the last three fiscal years to Corgenix's Chief Executive Officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered to the subsidiary during such fiscal years (collectively, the "Named Executive Officers").

      Summary Compensation Table
                                       Long-Term
                                 Annual
                                  Cash
                               Compensation Compensation
                               -----------------------
                                            Options
                                            Granted
  Name and Principal   Fiscal  Salary       (# of
       Position         Year   and Bonus*   Shares)
 -----------------------------------------------------
 Dr. Luis R. Lopez ..   2003   $174,000     41,900
 Chairman and Chief     2002   $160,000       -
 Executive Officer      2001   $160,000       -

 Douglass T.            2003   $152,250     59,072
 Simpson ............   2002   $140,000      -
 President, Chief       2001   $140,000     20,328
 Operating Officer




 Ann L. Steinbarger .   2003   $135,937     41,519
 Vice President,        2002   $125,000      -
 Sales and Marketing    2001   $107,292     15,881




 William H.             2003   $135,937     34,119
 Critchfield ........   2002   $125,000       -
 Vice President and     2001      -         21,881
 Chief Financial
 Officer



 Taryn G. Reynolds...   2003   $108,750     35,695
 Vice President,        2002   $105,000        -
 Technology             2001      -         12,705**



 Catherine A Fink,      2003   $108,750     33,695
 Ph.D. ..............   2002   $105,000       -
 Vice President,        2001      -         12,705
 General Manager



* No bonuses were paid to any officer in any of the three years reported. ** Includes 5,869 warrants


Long-Term Incentive Compensation

Issuances of stock under the Stock Compensation Plan to the Named Executive Officers during the fiscal year ended June 30, 2003 were as follows:

-----------------------------------------------------------
        Officer           Issuances of Stock Under Stock
                        Compensation Plan in Fiscal 2003
-----------------------------------------------------------
-----------------------------------------------------------
Dr. Luis R. Lopez                        0
-----------------------------------------------------------
-----------------------------------------------------------
Douglass T.  Simpson                  10,738
-----------------------------------------------------------
-----------------------------------------------------------
Ann L. Steinbarger                       0
-----------------------------------------------------------
-----------------------------------------------------------
William H. Critchfield                   0
-----------------------------------------------------------
-----------------------------------------------------------
Taryn G. Reynolds                     20,069
-----------------------------------------------------------
-----------------------------------------------------------
Catherine A Fink, Ph.D                   0
-----------------------------------------------------------



                Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2003 and outstanding options held by the Named Executive Officers as of June 30, 2003:

               Number              Number of Shares
                of                   Underlying             Value of
              Shares                 Unexercised         In-the-Money
              Acquired                Options at          Options at
                on      Value           FY-End             FY-End ($)
   Name      Exercise  Realized($)   Exercisable/         Exercisable/
                                     Unexercisable      Unexercisable (1)
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Dr. Luis R.      0       0           17,313/26,867           0/0
Lopez

Douglass T.      0       0           32,299/48,981           0/0
Simpson

Ann L.           0       0           24,535/34,945           0/0
Steinbarger

William H.       0       0           24,921/31,079           0/0
Critchfield

Catherine        0       0           20,617/28,063           0/0
A. Fink

Taryn G.         0       0           26,952/23,528           0/0
Reynolds

(i) Based on the price of the Company's common stock at June 30, 2003 of $0.35 per share.

Employment and Consulting Agreements

Corgenix has entered into employment agreements with the following officers as of the respective dates and for the minimum annual salaries as noted opposite each of their names:

o     Luis R. Lopez, M.D. - $160,000, dated April 1, 2001
o     Douglass T. Simpson - $140,000, dated April 1, 2001,
o     William H. Critchfield--$125,000, dated March 1, 2001
o     Ann L. Steinbarger -  $125,000, dated April 1, 2001
o     Taryn  G. Reynolds - $100,000, dated April 1, 2001
o     Catherine A. Fink, Ph.D. - $100,000, dated April 1, 2001

Each of the above employment agreements is for continuously renewable terms of three years, provides for severance payments equal to twelve month's salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), and an automobile expense reimbursement of $500 per month.

Corgenix has also executed a consulting contract with Wm. George Fleming, Ph.D., Corgenix's Vice President, International Operations, for an annual fee of $125,000.


Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Corgenix is currently composed of the Outside Directors Messrs. Gardner and Payne along with Messrs. Lopez and Simpson. No interlocking relationship exists between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.



The following table sets forth as of June 30, 2003, certain information regarding the ownership of Corgenix's common stock by (i) each person known by Corgenix to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of Corgenix's directors, (iii) each Named Executive Officer and (iv) all of Corgenix's executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 12061 Tejon Street, Westminster, CO 80234. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of June 30, 2003. Other than Dr. Lopez, no other director or executive officer beneficially owned more than 5% of the common stock. Directors and executive officers as a group beneficially owned 13.1% of the common stock.

----------------------------------------------------------

                                    Shares Beneficially
                                           Owned
--------------------------------   -----------------------
--------------------------------   -----------------------

Name of Beneficial Owner            Number        Percent
--------------------------------   ----------    ---------
Medical & Biological
Laboratories Co., Ltd......          880,282        16.7%


Dr. Luis R. Lopez(1).........        457,866        8.6%

Dallas Marckx................        288,000        5.5%


Raul Diez Canseco............        224,645        4.3%

Jana Hartinger Mazzini.......        219,158        4.2%

Jack W. Payne(1) ............         19,000         *

Douglass T. Simpson (1)......        117,890        2.2%

Ann L. Steinbarger(1)........         54,090        1.0%

William H. Critchfield(1)....         37,961         *

Catherine A. Fink, Ph.D(1)...         37,896         *

Taryn G. Reynolds(1).........        108,380        2.1%

Wendell Gardner(1)...........         49,200         *

All current directors and
current executive officers as
a group (9 persons)..........        882,283        16.7%


* Less than 1%

(1) Current director or officer.

Item 12.  Certain Relationships and Related Transactions.

          On October 1, 2001, the Company entered into a note payable with one of its officers. The note was for 91,797 pounds sterling (approximately $132,000) and is payable by the Company in monthly principal payments of 4,004 pounds sterling (approximately $6,100 at June 30, 2003) plus interest at 8% per annum over twenty-five months. There have not been any other similar transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

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

10.12    Employment Agreement dated April 1, 2001 between Douglass
         T. Simpson and the Company.
10.13    Employment Agreement dated April 1, 2001 between Ann L.
         Steinbarger and the Company.
10.14    Employment Agreement dated April 1, 2001 between Taryn G.
         Reynolds and the Company.
10.15    Employment Agreement dated April 1, 2001 between Catherine
         (O'Sullivan) Fink and the Company.
10.16    Consulting Contract dated May 22, 1998 between Wm. George
         Fleming, Bond Bio-Tech, Ltd. and the Company (filed as
         Exhibit 10.16 to the Company's Registration Statement on
         Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.17    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998,
         and incorporated herein by reference).
10.19 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed as Exhibit 10.19 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.24 Form of Indemnification Agreement between the Company and its directors and officers (filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.27    Warrant agreement dated June 1, 2000 between the Company
         and Taryn G. Reynolds.
10.30 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed as Exhibit 10.30 to the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.31 Consulting Agreement dated April 10,2001 between Bathgate McColley Capital Group, LLC and the Company.
10.32 Warrant Agreement dated April 10, 2001 between Bathgate McColley Capital Group, LLC and the Company.
10.33 Sales Agent Agreement dated May 7, 2001 between Bathgate McColley Capital Group, LLC and the Company.
10.34    Business Development and Consulting Agreement dated August
         27, 2002 between Ascendiant Capital Group, Inc. and the
         Company.
21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
21.2     Promissory note dated October 1, 2001 between W.C. Fleming and the Corgenix UK, Ltd.
21.3     Promissory note dated October 1, 2001 between W.C. Fleming and Corgenix UK, Ltd.
21.4     Warrant Agreement dated October 11,2001 between Phillips
         V. Bradford and the Company.
21.5     Warrant Agreement dated October 11,2001 between Charles F.
         Ferris and the Company.
21.6     Underlease Agreement dated October 3, 2001 between G.V.
         Callen, A.G. Pirmohamed and Corgenix UK, Ltd.
21.7     Financial Public Relations Agreement dated March 15, 2002
         between the Liolios Group, Inc. and the Company.
21.9     Warrant Agreement dated March 15, 2002 between the Liolios
         Group, Inc. and the Company.
         21.8 Distribution Agreement and OEM Agreement dated March 14,
                   2002 between RhiGene, Inc. and the Company.
23.1*    Consent of SR Howell &Co.
23.2*    Consent of  KPMG LLP
23.3*    Certification of  Periodic Report

*  Filed herewith.

----------------------------------------
      (b)  Reports on Form 8-K.

            None

Consent of Independent Auditors



The Board of Directors
Corgenix Medical Corporation


We consent to incorporation by reference in the annual report on Form 10-KSB of Corgenix Medical Corporation of our report dated August 15, 2003, relating to the balance sheets of Corgenix UK Limited as of June 30, 2003 and 2002, and the related financial statements for each of the years in the two-year period ended June 30, 2003, and all related schedules, which report appears in the June 30, 2003, annual report on Form 10-KSB of Corgenix Medical Corporation.


                                 SR HOWELL & CO


Ramsey, UK
October 10, 2003

                          CORGENIX UK LIMITED

                                                  Auditors' Report to the
Shareholders of Corgenix UK Limited

We have audited the financial statements of Corgenix UK Limited for the years ended 30 June 2003 and 2002 on pages 3 to 10. These financial statements have been prepared in accordance with the Financial Reporting Standard for Smaller Entities (effective March 2000), under the historical cost convention and the accounting policies set out on page 5.

Respective responsibilities of Directors and Auditors
As described in the Statement of Directors' Responsibilities on page 1, the company's directors are responsible for the preparation of the financial statements in accordance with applicable law and United Kingdom Accounting Standards.

Our responsibility is to audit the financial statements in accordance with relevant legal and regulatory requirements and United Kingdom Auditing Standards.

We report to you our opinion as to whether the financial statements give a true and fair view and are properly prepared in accordance with the Companies Act 1985. We also report to you if, in our opinion, the Director's Report is not consistent with the financial statements, if the company has not kept proper accounting records, if we have not received all the information and explanations we require for our audit, or if information specified by law regarding directors' remuneration and transactions with the company is not disclosed.

We read the Director's Report and consider the implications for our report if we become aware of any apparent misstatement within it.

Basis of opinion
We have audited the financial statements of Corgenix UK Limited for the years ended 30 June 2003 and 2002 on page 3 to 10. We conducted our audit in accordance with auditing standards issued by the Auditing Practices Board and the audit was also performed in accordance with auditing standards generally accepted in the United States of America. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the Director in the preparation of the financial statements and of whether the accounting policies are appropriate to the Company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material missatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion
In our opinion, the financial statements give a true and fair view of the state of the company's affairs at 30 June 2003 and 2002 and of its profit for the years then ended and have been properly prepared in accordance with accounting principles generally accepted in the United States of America and the Companies Act of 1985.



15th August, 2003

SR Howell & Co
Chartered Certified Accountants
& Registered Auditors
88 High Street
Ramsey
Huntington
Cambs PE26 1BS










                     Consent of Independent Auditors




The Board of Directors
Corgenix Medical Corporation:

We consent to incorporation by reference in the registration statements (Nos. 333-101528, 333-55682 and 333-69775) on Form S-8 of Corgenix Medical Corporation of our report dated August 4, 2003, with respect to the consolidated balance sheets of Corgenix Medical Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, which report appears in the June 30, 2003, annual report on Form 10-KSB of Corgenix Medical Corporation.

As discussed in note 1 (g) to the June 30, 2003 consolidated financial statements of Corgenix Medical Corporation, effective July 1, 2002, the Company changed its method of accounting for goodwill as prescribed by Statement of Financial Accounting Standards No. 142.


                                    KPMG LLP


Denver, Colorado
October 10, 2003

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2003 and 2002

                   (With Independent Auditors' Report Thereon)

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES





                                                                Page


Index to Consolidated Financial Statements

Independent Auditors' Report                                     F-1

Consolidated Balance Sheets as of June 30, 2003 and 2002         F-2

Consolidated Statements of Operations and Comprehensive
  Loss for the years ended June 30, 2003 and 2002                F-3

Consolidated Statements of Stockholders' Equity
  for the years ended June 30, 2003 and 2002                     F-4

Consolidated Statements of Cash Flows for the years ended
  June 30, 2003 and 2002                                         F-5

Notes to Consolidated Financial Statements                       F-6

                          Independent Auditors' Report


The Board of Directors and Stockholders
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Corgenix UK Limited, a wholly-owned subsidiary, as of and for the years ended June 30, 2003 and 2002, which statements reflect total assets constituting 18 percent and 14 percent, respectively, and net sales constituting 23 percent and 25 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Corgenix UK Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 (g) to the consolidated financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill as prescribed by Statement of Financial Accounting Standards No. 142.


                                    KPMG LLP



Denver, Colorado
August  4, 2003

                    CORGENIX MEDICAL CORPORATON
                          AND SUBSIDIARIES
                     Consolidated Balance Sheets
                        June 30, 2003 and 2002

                    Assets                          2003       2002
                                                  ---------  ----------

Current assets:

  Cash and cash equivalents                    $  342,377    164,378
  Accounts receivable, less allowance for
doubtful accounts of $13,410 and $30,000          628,717    694,394

  Inventories                                     815,222    665,305

  Prepaid expenses                                 42,788     44,837
                                                  ---------  ----------


       Total current assets                       1,829,104  1,568,914
                                                  ---------  ----------

Equipment:

    Capitalized software costs                    122,855     113,261

  Machinery and laboratory equipment              585,935    513,698

  Furniture, fixtures and office equipment        503,787    448,743
                                                  ---------  ----------


                                                  1,212,577  1,075,702
  Accumulated depreciation and amortization       (789,564)  (642,285)
                                                  ---------  ----------


       Net equipment                              423,013    433,417
                                                  ---------  ----------

Intangible assets:
    Patents, net of accumulated amortization
of $944,978 and $870,482                          172,566     247,062

  Goodwill, net of accumulated amortization
of $44,979                                         13,677      13,677
                                                  ---------   ------


                                                  186,243     260,739
                                                  ---------  ----------
Due from officer                                   12,000      12,000

Other assets                                      105,356      53,765
                                                  ---------  ----------


       Total assets                             $ 2,555,716  2,328,835
                                                  =========  ==========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

  Current portion of notes payable (note 2)     $ 378,683     357,672

  Current portion of capital lease obligations     95,881      92,554

  Accounts payable                                618,934    553,505

  Accrued payroll and related liabilities         180,630    118,155

  Accrued interest                                 99,660     98,764

  Accrued liabilities                             105,392     24,938
                                                  ---------- ---------


       Total current liabilities                1,479,180   1,245,588


Notes payable, less current portion (note 2)      373,167     502,611

Capital lease obligation, less current portion     61,504      99,898
                                                  ---------  ----------

                    Total liabilities           1,913,851   1,848,097
                                                ---------  ----------

Redeemable common stock, 880,282 shares issued
and outstanding at June 30, 2003,
aggregate redemption value of $500,000,
net of unaccreted discount and
issuance costs of $151,474 at
June 30, 2003                                     348,526      --

Stockholders' equity:
  Preferred stock, $0.001 par value.
Authorized 5,000,000 shares,
   none issued or outstanding                       --         --
Common stock, $0.001 par value.  Authorized
40,000,000 shares;
   Issued and outstanding 5,271,192  and
4,333,095 shares in 2003 and 2002, respectively    4,391        4,333

  Additional paid-in capital                   4,930,576    4,695,392

  Accumulated deficit                         (4,642,297)  (4,250,915)

  Accumulated other comprehensive income             669       31,928
                                                  ---------  ----------


       Total stockholders' equity                 293,339     480,738
                                                  ---------  ----------

Commitments and contingencies

       Total liabilities and stockholders'
equity                                          $ 2,555,716  2,328,835
                                                  =========  ==========
See accompanying notes to consolidated financial statements.

                    CORGENIX MEDICAL CORPORATION
                          AND SUBSIDIARIES
   Consolidated Statements of Operations and Comprehensive Income
                 Years ended June 30, 2003 and 2002
                                                  2003        2002
                                               -----------  ----------


Net sales                                    $ 5,023,669    4,857,682

Cost of sales                                  1,697,123    1,770,543
                                               -----------  ----------


        Gross profit                           3,326,546    3,087,139

Operating expenses:

  Selling and marketing                        1,498,033    1,061,615

  Research and development                       858,892      566,421

     General and administrative                1,197,534    1,205,480
     Amortization    and    abandonment   of
consumer  healthcare  business  assets (note      --          624,145
10)                                            -----------  ----------
                                               -----------  ----------

                                               3,554,459    3,457,661
                                               -----------  ----------


        Operating loss                         (227,913)     (370,522)
                                               -----------  ----------

Other expense -
  Interest expense                              (76,911)     (143,907)
                                               -----------  ----------


            Net loss                         $ (304,824)    (514,429)
                                               ===========  ==========

Accretion of discount on redeemable common
stock                                            86,558        --
                                               -----------  ----------
                                               -----------  ----------


Net loss attributable to common stockholders   (391,382)    (514,429)
                                               -----------  ----------

Net loss per share basic and diluted         $   (0.08)      (0.12)
                                               ===========  ==========


Weighted average shares outstanding - basic  $ 5,236,309    4,284,997
                                               ===========  ==========

Weighted average shares outstanding -
diluted                                      $ 5,236,309    4,284,997
                                               ===========  ==========


Net loss                                     $ (304,824)    (514,429)
Other comprehensive income (loss) -

  foreign currency translation gain (loss)      (31,259)      3,661
                                               -----------  ----------


        Total comprehensive loss             $ (336,083)    (510,768)
                                               ===========  ==========

See accompanying notes to consolidated financial statements.

                                       F-5
                          Consolidated Statements of Stockholders' Equity
                                Years ended June 30, 2003 and 2002

                       Common                          Accumulated
                       stock,  Additional                Other        Total
                      $0.001   Paid-in   Accumulated comprehensive stockholders'
                        Par     Capital    Deficit      Income        Equity
                   --------------------------------- ------------ ------------
Balances at
June 30, 2001     $    4,077  4,475,563  (3,736,486)    28,267      771,421


Issuance of common stock in
connection with private
placement (net of
offering costs
of $27,158)              237    180,765       --           --        181,002

Issuance of common stock
for services              19     17,601       --           --         17,620

Issuance of warrants
for services              --     21,463       --           --         21,463

Foreign currency
translation               --       --         --          3,661        3,661

Net loss                  --       --     (514,429)        --      (514,429)
                       ------     ------ ------------     ------  ---------


Balance at
June 30, 2002      $   4,333   4,695,392  (4,250,915)    31,928      480,738


Issuance of warrants      --     222,779      --           --        222,779

Issuance of common
stock and stock
options for services      58      27,399      --           --         27,457

Cost of equity
issuances                 --     (14,994)     --           --        (14,994)

Accretion of discount
on redeemable
common stock              --        --     (86,558)        --         (86,558)

Foreign currency
translation               --        --         --        (31,259)     (31,259)

Net loss                  --        --     (304,824)       --         (304,824)
                     --------------------------------- ------------ ------------
Balances at
June 30, 2003       $   4,391   4,930,576 (4,642,297)      669         293,339
                     ================================= ============ ============
See accompanying notes to consolidated financial statements.

                                       F-6
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       Years ended June 30, 2003 and 2002

                                                         2003       2002
                                                      ----------- ----------

Cash flows from operating activities:
  Net loss                                           $(304,824)   (514,429)
  Adjustments to reconcile loss to net cash provided by (used in)
       operating activities:

      Depreciation and amortization                    221,776    351,387

      Equity instruments issued for services            27,463     39,083
      Loss on disposal of assets related to consumer
healthcare business                                       --      413,834
      Changes in operating assets and liabilities of continuing operations:

        Accounts receivable, net                        65,677    (108,690)
        Inventories                                   (149,917)   (108,784)
        Prepaid expenses and other assets             (49,542)     (19,811)

        Accounts payable                                65,429    (193,137)

        Accrued payroll and related liabilities         62,475    (23,373)
        Accrued liabilities, including accrued
interest                                                81,350    (33,864)
                                                      ----------- ----------
              Net  cash   provided   by   (used   in)
operating activities                                   19,887     (197,784)
                                                      ----------- ----------

Cash flows used in investing activities:

     Additions to equipment                           (68,883)    (125,910)

Cash flows from financing activities:
  Proceeds from issuance of common stock, redeemable
common stock, warrants and stock options               500,000    208,160

  Proceeds from issuance of notes payable              204,100    278,659

  Payments on notes payable                           (312,533)  (225,744)

      Payments on capital lease obligations           (103,059)   (69,646)
  Payment for costs of issuance of common stock and
redeemable common stock                                (30,254)   (27,158)
                                                      ----------- ----------

              Net   cash    provided   by   financing
activities                                             258,254    164,271
                                                      ----------- ----------

              Net increase (decrease) in cash and
cash equivalents                                      209,257     (159,423)

Impact of foreign currency translation adjustment on
cash                                                  (31,259)      3,661


Cash and cash equivalents at beginning of year        164,378     320,140
                                                     ----------- ----------


Cash and cash equivalents at end of year             $342,377     164,378
                                                    =========== ==========

Supplemental cash flow disclosures:

  Cash paid for interest                             $ 78,000      101,407
                                                      =========== ==========


  Cash paid for income taxes                         $   --          --
                                                      =========== ==========

Noncash investing and financing activity -

  Equipment acquired under capital leases            $  68,883     181,534
                                                      =========== ==========

See accompanying notes to consolidated financial statements.

                              CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

(1) Summary of Significant Accounting Policies
    (a) Business and Basis of Presentation
        Corgenix (formerly known as REAADS Medical Products) develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. The Company markets its products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors and private label (OEM) agreements. The Company's corporate office and manufacturing facility are located in Westminster, Colorado.

        On August 5, 2003, the Company announced it had signed a letter of intent to merge with Genesis Bioventures, Inc. ("Genesis"), (see note 11 to financial statements).

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix
        (UK) Limited ("Corgenix UK") and health outfitters.com, Inc. ("Ho.com"). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in US dollars. Ho.com managed an Internet-based healthcare business. The e-commerce internet site, www.sports-n-fitness.com became operational in the quarter ended June 30, 2001. The site was a consumer-focused interactive site including healthcare-related products available for convenient purchase and delivery and links to numerous other healthcare information sites. In June 2002, the Company determined that its consumer healthcare business and associated operations via consumer websites were not strategic to the Company's ongoing objectives, therefore, the Company decided to discontinue capital and human resource investment in this business. Concurrent with this decision, the Company abandoned the assets related to said consumer healthcare business (see note 10).

(b)   Principles of Consolidation

        The consolidated financial statements include the financial statements of Corgenix Medical Corporation and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.


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

    (d) Cash and Cash Equivalents
        The Company considers all highly liquid debt instruments purchased with maturities of three months or less at purchase to be cash equivalents.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


    (e) Inventories
        Inventories are recorded at the lower of cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the two years ended June 30, 2003. Components of inventories as of June 30, are as follows:

                           2003         2002
                         ----------  -----------
Raw materials         $   133,522     179,110
Work-in-process           402,643     223,112
Finished goods            279,057     263,083
                         ----------  -----------
                      $   815,222     665,305
                         ==========  ===========

    (f) Equipment and Software
        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization expense, which totaled $221,775 and $351,387 for the years ended June 30, 2003 and 2002, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. In the fourth quarter of fiscal 2001, the Company established an internet based consumer healthcare business which consisted primarily of an e-commerce internet site for selling medical and health products directly to consumers. Direct internal and external costs of developing the software, other than initial design, were capitalized and began to be amortized on the straight-line method over three years starting in fiscal year 2002. Said amortization for the fiscal year 2002 amounted to approximately $182,000. See note below, for a discussion regarding the abandonment and closure of the Company's internet-based consumer healthcare business.

        In the quarter ended December 31, 2001, the Company began development of a business-to-business web site (Corgenix On Line) for its core business reference laboratory and hospital customers and potential customers worldwide. The website allows customers to place orders for the Company's diagnostic products, pay for said orders, and track the status of such orders. It also gives full specifications and details on all of the Company's diagnostic test kits. As was the case in the paragraph above, the direct internal and external costs of developing the related software, other than initial design and other costs incurred during the preliminary project stage, were capitalized until the software was completed in September of 2002. Such capitalized amounts, $122,855 at September 30, 2002, began to be amortized commencing in October of 2002 on a straight-line basis over a three-year period.

    (g) Intangible Assets
        Intangible assets consist of purchased patents and goodwill. Purchased patents are amortized using the straight-line method over the shorter of 15 years or the remaining life of the patent.


                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


        The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on July 1, 2002. Goodwill and certain identifiable intangible assets with indefinite lives are not amortized under SFAS No. 142, but instead are reviewed for impairment at least annually in accordance with the provisions of this statement. Identifiable intangibles with finite lives continue to be amortized over their estimated useful lives.


(h)   Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $63,294 and $39,779 in fiscal 2003 and 2002, respectively. Advertising costs included in operating expenses of the consumer healthcare business totaled $14,808 in fiscal 2002.

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

        Deferred tax assets are reduced by a valuation allowance for the portion of such assets for which it is more likely than not the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carry forwards.

    (j) Revenue Recognition
        Revenue is recognized upon shipment of products. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue.

    (k) Research and Development

        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense for the years ended June 30, 2003 and 2002 totaled $858,892 and $566,421, respectively.
        Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2003 and 2002
                    provided for fixed monthly fees to the

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002



        Company in exchange for performing specified research and development functions. Contract research and development revenues were $555,813 and $270,540 for the years ended June 30, 2003 and 2002, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

    (l) Long-Lived Assets
        The Company reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

    (m) Stock-Based Compensation
        The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No.148 and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

        Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated as follows:


                                                2003        2002
                                             -----------  ---------
                                             -----------  ---------

  Net loss as reported                    $  (304,824)    (514,429)
  Net loss pro forma                         (357,683)    (543,175)
  Net loss per share as reported               (0.08)      (0.12)
  Net loss per share pro forma                 (0.08)      (0.12)

    Fair value was determined using the Black Scholes option - pricing model with the following assumptions: no expected dividends, volatility of 141% in fiscal 2003 and 186% in fiscal 2002, risk-free
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002



        interest rate range of 3.31 to 3.48% in fiscal 2003 and 3.29% in fiscal 2002, and expected lives of seven years. The weighted average fair value per option of options granted during the years ended June 30, 2003 and 2002 was $0.40 and $.80, respectively.


(n)   Earnings Per Share

        Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings (loss) attributable to common stockholders per share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. In fiscal 2003 and 2002, options to purchase common stock totaling 92,651 and 23,866 shares respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive.

                                                 2003         2002
                                              -----------  -----------


        Net loss attributable to common     $  (391,382)    (514,429)
          stockholders
                                              -----------  -----------
                                              -----------  -----------

             Common and common equivalent
            shares     outstanding:
           Historical common shares
            outstanding at beginning of
            year                              4,333,095    4,077,290
           Weighted average common
            equivalent shares issued
            during year                         903,214      207,707
                                              -----------  -----------
                                              -----------  -----------

          Weighted average common shares -
            basic                             5,236,309    4,284,997

           Weighted average common
            equivalent shares issued
            during the year                         --           --
                                              -----------  -----------
                                              -----------  -----------

          Weighted average common shares -
         diluted                              5,236,309    4,284,997
                                              ===========  ===========
                                                           ===========

         Net (loss) per share - basic and
            diluted                         $    (.08)        (.12)
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


                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002

(p)   Reclassifications

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

(p)    Foreign Currency Transactions

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

(2) Notes Payable
    Certain of the notes payable restrict the payment of dividends on the Company's common stock. Notes payable consist of the following at June 30, 2003 and 2002:

                                               2003           2002
                                             ----------   -------------

      Note payable to a bank, with interest
      at prime plus 2.75% (6.75% at June 30,
      2003), due in monthly installments of
      principal and interest of $13,046
      through January 2007, collateralized
      by commercial security agreements
      and a key man life insurance policy.  $ 498,807        615,324

      Note payable to an officer, unsecured,
      with interest at 8%, due in
      monthly installments of principal
      and interest of $5,868 through
      September 2002.                            -            17,373

      Revolving credit agreement with a
      bank whereby Corgenix can borrow up
      to $400,000 based upon a borrowing base
      of 70% of eligible accounts receivable,
      collateralized by said eligible
      accounts receivable, (limited to
      approximately $279,500 at June 30, 2003)
      with interest at prime plus 1% with
      a minimum rate of 5.5% (5.5% at June
      30, 2003) maturing March 1, 2004. At
      June 30, 2003, the Company was in
      default of certain financial covenants
      under this revolving credit agreement.
      See discussion of this default below.   184,965         75,000

      Bank overdraft facility entered into
      by Corgenix UK Limited, secured
      by two officers of the Company
      whereby Corgenix UK Limited can borrow up to
      $26,500 with interest at 3% over the
      base rate, (6.5% at June
      30, 2003) maturing June 30, 2004.         6,304            -

      Note   payable  to  an  officer,
      unsecured,  with  interest  at 8%, due
      in monthly  installments  of principal
      and interest of 4,004 pound  sterling.
      The  note  was  repaid  in  2003.  See
      discussion of this default below.           -           90,812

      Notes payable, unsecured,
      to former preferred
      stockholders, with interest at 17%,
      due on demand. At June 30, 2003, the
      Company was in default on these notes.   61,774         61,774

                                             ----------   -------------

                                              751,850      860,283

    Less current portion                     (378,683)    (357,672)
                                             ----------   -------------
      Notes payable, excluding
        current portion                    $  373,167      502,611
                                            ==========   =============

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


      The revolving line of credit agreement (the Agreement) requires the Company to comply with certain financial covenants including current ratio, debt service coverage ratio and debt to tangible net worth ratio. As of June 30, 2003, the Company was in violation of its debt service coverage ratio and tangible net worth ratio covenants and thus was in default of the Agreement. Upon an event of default, the lender is no longer obligated to loan additional amounts to the Company and may require at any time full repayment of all amounts borrowed under the agreement. Accordingly, the balance due under the agreement has been classified as a current liability. However, the Company was allowed to borrow an additional $70,000 under the Agreement in August and September of 2003.

      As of June 30, 2003, the notes payable to former preferred stockholders, originally at an interest rate of 12%, were in default. As a result of the default, the interest rate increased to 17%. Upon the occurrence of an event of default, the lenders, at their sole and absolute discretion and without notice or demand, may declare the entire unpaid balance of principal plus accrued interest immediately due and payable. No such declaration has been made as of June 30, 2003.


      Aggregate maturities of notes payable by year as of June 30, 2003, are as follows:

     Years ending June 30:
       2004                        $  378,683
       2005                           134,723
       2006                           144,462
       2007                            93,982
       Thereafter                           -
                                   -----------
                                   $  751,850
                                   ===========

    The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

(3) Employee Stock Purchase and Stock Option Plans
    Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The plan is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 60,000 common shares were registered with the Securities and Exchange Commission
    (SEC) for purchase under the plan. There were 16,744 and 24,616 shares issued under the plan during fiscal years 2003 and 2002, respectively. During September 2002, the Company determined that it had inadvertently issued and registered more common stock under this plan than had heretofore been authorized by stockholders of the Company. At the December 2002 annual stockholders meeting, stockholders authorized and approved the Amended and Restated Employee Stock Purchase Plan which rectified the situation and reserved 200,000 shares of Corgenix common stock for issuance under this plan. Compensation expense is recognized for the fair value of the employee's purchase rights.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


    Compensation expense recognized for the 15% discount on shares purchased under this plan amounted to $2,734 and $2,646 in fiscal 2003 and 2002, respectively.

    In October 1999 and July 2000 the Company reserved a total of 200,000 shares of its common stock for an incentive stock option plan (Plan) for employees, directors and consultants. Options are granted at the discretion of the board of directors with an exercise price equal to or greater than the market value of the Company's common stock on the grant date. At the December 2002 annual stockholders meeting, the Company and its stockholders adopted the Amended and Restated 1999 Incentive Stock Plan whereby 800,000 shares of Corgenix common stock were reserved for issuance under this plan.

    Detail of stock option activity for the two-year period ended June 30, 2003 is as follows:

                                                                  Weighted
                                                     Range of      average
                                       Number of     exercise     exercise
                                         shares       prices        price
                                      -----------  ------------  -----------
                                      -----------  ------------  -----------

    Outstanding at June 30, 2001 (1)    144,249   $ 0.625-3.28  $   0.878

    Granted-at market price                --         --             --

    Granted-at   greater  than             --         --             --
    market price

    Canceled                            (38,400)     0.625          0.625
                                       -----------


    Outstanding at June 30, 2002 (1)    105,849   0.625-3.28         0.97

    Granted at market price             358,500    0.35-0.45         0.42

    Granted  at  greater  than            --          --             --
    market price

    Granted   at  lower   than           26,000      0.001         .001
    market price

    Exercised                             --          --             --

    Canceled                              --          --             --
                                      -----------  ------------


    Outstanding at June 30, 2003 (1)    490,349                    0.509
    2003 (1)

    Options exercisable at              217,185                    0.574
    June 30, 2003                      =========

    (1) Includes 5,869 in warrants granted to an employee in June 2000

    The following table summarizes information about stock options issued to employees and directors that are outstanding at June 30, 2003:







                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


    --------------------------------------------  -------------------
                                                     Exercisable
                 Outstanding options                   options
    --------------------------------------------  -------------------
    --------------------------------------------  -------------------
                            Weighted
                             average
        Range               remaining   Weighted            Weighted
         of                contractual  averag              average
       exercise              life       exercise           exercise
        price     Number    (months)     price     Number    price
       ---------  ---------  ---------  -------  ---------  --------
       ---------  ---------  ---------  -------  ---------  --------

     $   0.001     26,000      77.1       0.001     26,000    0.001
     0.625-1.375  102,249       5.2       0.842     76,417    0.857
     0.35-0.45    358,500     78.10       0.309    111,168    0.425
         3.28       3,600       4.7        3.28      3,600     3.28
                 ---------  ---------   -------  ---------  --------
                 ---------  ---------   -------  ---------  --------

    --------------------------------------------  -------------------
    --------------------------------------------  -------------------
                  490,349     72.84       0.509    217,185    0.574
                  =======                          =======
    --------------------------------------------  -------------------


(4) Commitments and Contingencies
    (a) Leases
        The Company is obligated under various noncancellable operating and capital leases primarily for its operating facilities and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Rent expense on operating leases is reflected on a straight-line basis over the lease term. Future minimum lease payments under noncancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2003, are as follows:

                                                    Capital   Operating
                                                     leases   leases
                                                    --------- --------

        Years ending June 30:
          2004                                   $   107,179   194,787
          2005                                        56,165   199,891
          2006                                         8,665   205,524
          2007                                            --    44,971
             2008                                         --     8,500
                                                    --------- --------
              Total future minimum capital           172,009   813,688
        lease payments                                        ========

        Less amounts representing interest            14,624
                                                    ---------

        Present value of minimum capital lease       157,385
        payments

        Less current portion                          95,881
                                                    ---------

                       Capital lease             $    61,504
        obligations less current portion             =========

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


        Rent expense totaled $196,000 and $161,000 for the years ended June 30, 2003 and 2002, respectively.

    (b) Employment Agreements
        The Company has employment agreements with six key employees, certain of whom are also stockholders. In addition to salary and benefit provisions, these agreements include defined commitments by the Company should the employees terminate their employment with or without cause.

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

        On July 1, 2002, as part of the Medical & Biological LaboratoriesCo., Ltd. Agreement and for no additional consideration, MBL was issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000.
        These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the warrants upon issuance are being accreted on the interest method over the 33-month period prior to the presently expected first date on which the put option may be exercised, which is the present expiration date of the distribution agreement between the Company and RhiGene. Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase


                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


        transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

        All of the above warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4 (2) of the Securities Act.

(5)   Stockholders' Equity

    On January 15, 2002, the Company effected a one-for-five reverse stock split of the Company's common stock, effective for stockholders of record as of January 14, 2002. The reverse stock split reduced the number of shares outstanding to 4,327,899 from 35,672,101 for stockholders of record as of January 14, 2002. All share data included in this report has been retroactively restated to reflect the reverse stock split.

(6) Income Taxes
    Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

                                              2003        2002
                                           -----------  ----------
Computed expected tax expense            $ (114,961)    (180,050)
 Reduction (increase) in income taxes
 resulting from:
   Permanent differences                     16,587      (13,751)
   Impact of foreign loss not
    deductible in the United States              --           --
   Change in valuation allowance            103,454      181,543
   Other                                     (5,080)      12,258
                                           -----------  ----------
                                         $       --            --
                                           ===========  ==========


    At June 30, 2003, the Company has a net operating loss carry forward for income tax purposes of approximately $2,000,000 expiring during the period from 2012 to 2023. Research and experimentation tax credit carry forwards approximate $317,000. The future utilization of the operating loss carry forwards or the time period in which the carry forwards may be utilized could be limited if certain historical stockholders of REAADS sell their shares within two years of the purchase of Gray Wolf. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

    As of June 30, 2003, the Company had a gross deferred tax asset of approximately $880,000 relating primarily to the Company's net operating losses and research and experimentation credit carry forwards. A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002



(7) Related Party Transactions
    Amounts due from an officer are due upon demand, and do not bare interest. Amounts due to an officer, pursuant to a note payable, bare interest at 8% and is described in note 2 above.

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

    Until November 2002 Chugai was the Company's largest customer, representing approximately 4.9% and 15% of sales in the years ended June 30, 2003 and 2002, respectively, and approximately 0% and 8% of accounts receivable at June 30, 2003 and 2002, respectively. Chugai, has since September, 2002, been merged into Fujirebio, Inc, ("Fujirebio") Tokyo, Japan, a large Japanese Diagnostics company and a leader in the field of immunoserology. Subsequent to November 2002 there are no sales to or operations related to Fujirebio.

(9) Reportable Segments
    The Company has two segments of business, domestic and international operations. International operations primarily transacts sales with customers in the United Kingdom and Europe, while domestic operations transact all other sales. Sales to Chugai, emanating from the United States, have historically been included in the domestic business segment. The following table sets forth selected financial data for these segments for the years ended June 30, 2003 and 2002.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


                                       Year ended June 30, 2003
                                   ----------------------------------
                                   Domestic    International Total
                                   ----------  ----------  ----------

    Net sales - external         $ 4,610,182   1,142,393   5,752,575
    customers
    Net sales - intercompany       (728,906          --    (728,906)
                                   ----------  ----------  ----------
                                               ----------  ----------
          Total net sales        $ 3,881,276   1,142,393   5,023,669

    Depreciation and                                        221,775
    amortization                 $  218,626       3,149

    Interest expense             $   91,314       9,234     100,548

    Net income (loss)            $ (526,097)    221,273    (304,824)
    Segment assets               $ 2,097,844    457,872    2,555,716


                                       Year ended June 30, 2002
                                   ----------------------------------
                                   Domestic    International Total
                                   ----------  ----------   ---------

    Net sales - external           4,265,167   1,191,544    5,456,711
    customers                    $
    Net sales - internal                                    (599,029)
    customers                      (599,029)         --
                                   ----------  ----------   ---------
          Total net sales        $ 3,666,138   1,191,544    4,857,682

    Depreciation and                                         351,387
    amortization                 $  350,251       1,136

    Interest expense             $  117,483      26,424      143,907

    Net income (loss)            $ (839,307)    324,878     (514,429)

    Segment assets               $ 2,000,426    328,409     2,328,835












(10)      Consumer Healthcare Business
    At June 30, 2002, the Company decided to abandon and close its internet-based consumer healthcare business and all related e-commerce sites managed and operated by its wholly owned subsidiary, health-outfitters.com, Inc. ("Ho.com"). The results of Ho.com's operations have been included in continuing operations in the consolidated statements of operations for the fiscal year ended June 30, 2002. Subsequent to June 30, 2002, the Company has redeployed the office space and employees formerly involved in the consumer healthcare business into its core business. The costs of office space, personnel and other recurring costs attributable to Ho.com totaled $188,617 during the year ended June 30, 2002, and are included in operating expenses. As a consequence, the operating expenses of the consumer healthcare business for the fiscal year ended June 30, 2002 contain the following recurring and non-recurring components.

    Net sales related to the consumer healthcare business were $10,388 during the year ended June 30, 2002. The operating expenses of the consumer healthcare business that will not recur consist primarily of the amortization of capitalized software costs, and direct advertising and marketing-related costs.

    At June 30, 2002 the company abandoned all assets related to Ho.com. Assets abandoned totaled $413,834 and consisted of unamortized capitalized software costs. In addition, amortization of $182,087 was recorded on such assets during the year ended June 30, 2002.

                    CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2003 and 2002


(11)       Subsequent Events

    On August 5, 2003, the Company entered into a letter of intent to merge with Genesis Bioventures, Inc. ("Genesis" or "GBI") a biomedical development company focused on the development of diagnostic tests. Under the terms of the letter of intent, Genesis will issue 14,000,000 Genesis shares in exchange for 100% of Corgenix outstanding shares. The terms of the letter of intent also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will be known as Genesis Bioventures, Inc. The parties are seeking to complete a definitive agreement on or before October 31, 2003 and to close the transaction by no later than January 31, 2004.

         The proposed merger is subject to the satisfaction of a number of contingencies, including satisfactory due diligence investigations by each company, negotiation and execution of mutually acceptable definitive merger documentation, approval by both company's boards of directors and shareholders, and customary closing conditions. The merger is subject to GBI advancing to Corgenix $500,000 out of an equity capital raise of at least $3,000,000 by September 30, 2003 as a condition to signing a definitive merger agreement. Under the terms of the letter of intent, GBI and Corgenix have agreed to raise a minimum of $3,000,000 of additional capital by January 31, 2004. The foregoing amounts of these provisions may be waived at the discretion of Corgenix.

                        CERTIFICATION OF PERIODIC REPORT

I, Luis R. Lopez, Chief Executive Officer and William H. Critchfield, Chief Financial Officer of Corgenix Medical Corporation, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2003 (the "Report") fully complies with the requirements of
      Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  October 14, 2003



                                               /S/Luis R. Lopez
                                               ---------------------------
                                                Chief Executive Officer


                                               /S/William H. Critchfield
                                               ---------------------------
                                                Chief Financial Officer

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of September 2003.

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

Signatures                           Title                          Date



/s/ Luis R. Lopez, M.D.   Chairman of the Board, Chief        October 14, 2003
-----------------------
Luis R. Lopez, M.D.       Executive Officer and Director
                          (principal executive officer)


/s/ Douglass T. Simpson   President and Director              October 14, 2003
-----------------------
Douglass T. Simpson


/s/ William H. Critchfield  Vice President and                October 14, 2003
--------------------------
                           Chief Financial Officer
                           and Accounting Officer

/s/ Jack W. Payne         Director                            October 14, 2003
---------------------
Jack W. Payne


/s/ Wendell J. Gardner    Director                            October 14, 2003
----------------------
Wendell J. Gardner


/s/ Jun Sasaki            Director                            October 14, 2003
--------------
Jun Sasaki

                                 CERTIFICATIONS

I, Luis R. Lopez, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Corgenix Medical Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual (the "Evaluation Date"); and
(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  October 14, 2003

          /S/Luis R. Lopez
         ----------------------
         Chief Executive Officer

I, William H. Critchfield, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Corgenix Medical Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: October 14, 2003


     /S/William H. Critchfield
     -------------------------
     Chief Financial Officer

I, Douglass T. Simpson, President, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Corgenix Medical Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;
        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  October 14, 2003


       /S/Douglass T. Simpson
      -----------------------
       President