Form 10QSB
period 2003-09-30
CORGENIX MEDICAL CORP/CO
filed 2003-11-13
CIK 1063665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

The number of shares of Common Stock outstanding was 5,299,671 as of November 12, 2003.

Transitional Small Business Disclosure Format.     Yes _   No X
                                                              -

                          CORGENIX MEDICAL CORPORATION


                               September 30, 2003





                                TABLE OF CONTENTS


                                                                       Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                       3


      Item 2.   Management's  Discussion  and Analysis of
                Financial  Condition and Results of
                Operations                                             12



      Item 3.   Controls and Procedures                                16




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                      21


      Item 2.   Changes in Securities and Use of Proceeds              21


      Item 3.   Defaults Upon Senior Securities                        21


      Item 4.   Submission of Matters to a Vote of Security Holders    21


      Item 5.   Other Information                                      21


      Item 6.   Exhibits and Reports on Form 8-K                       21


      Certifications                                                   24

                                     PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets
-------------------------------------------------------------------------------


                                       September 30,  2003       June 30, 2003
                                        (Unaudited)
                Assets
Current assets:
  Cash and cash equivalents            $  206,656                   342,377
  Accounts receivable, less allowance
    for doubtful accounts of $13,410      728,114                   628,717
  Inventories                             889,306                   815,222
  Prepaid expenses                         45,630                    42,788
                  Total current assets  1,869,706                 1,829,104
Equipment:

  Capitalized software costs              122,855                   122,855
  Machinery and laboratory equipment      585,935                   585,935
  Furniture, fixtures, leaseholds  &
     office equipment                     507,482                   503,787
                                        ----------                ----------
                                        1,216,272                 1,212,577

  Accumulated depreciation and
amortization                             (820,489)                 (789,564)
                  Net equipment           395,783                   423,013
                                        ----------                ----------

Intangible assets:
  Patents, net of accumulated
       amortization of  $963,602  and
       $944,978                           153,942                   172,566
  Goodwill                                 13,677                    13,677
                   Net intangible assets  167,619                   186,243
                                          -------                  ---------

  Due from officer                         12,000                    12,000
  Other assets                            107,870                   105,356
               Total assets            $2,552,978                 2,555,716
                                       ==========                 ==========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Current portion of  notes payable
                                         $459,006                   378,683
  Current portion of capital
        lease obligations                  95,610                    95,881
  Accounts payable                        685,193                   618,934
  Accrued payroll and related liabilities 165,765                   180,630
  Accrued interest                        108,913                    99,660
  Accrued liabilities                      77,715                   105,392
                                         ---------                 ---------

          Total current liabilities     1,592,202                 1,479,180

Notes payable, excluding current
    portion                               340,363                   373,167
Capital lease obligations, excluding
    current portion                        39,242                    61,504
                                         ---------                  -------

                  Total liabilities     1,971,807                 1,913,851

Redeemable common stock, 880,282 shares
   issued and outstanding, aggregate
   redemption value of $500,000, net of
   unaccreted discount and issuance
   costs of $129,836 and $151,474 at September
   30, 2003 and June 30, 2003,
   respectively                           370,164                   348,526
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
  Authorized 5,000,000 shares, none
  issued or outstanding                     -                          -
  Common stock, $0.001 par value.
   Authorized 40,000,000 shares; issued and
   outstanding and 5,294,477 and 5,271,192
   on September 30 and June 30,
   respectively                             4,414                      4,391
Additional paid-in capital              4,935,674                  4,930,576
Accumulated deficit                    (4,729,316)                (4,642,297)
Accumulated other comprehensive income        235                        669
                                        ----------                 ---------

      Total stockholders' equity          211,007                    293,339

 Total liabilities and stockholders'
      equity                           $2,552,978                  2,555,716
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                       Three Months Ended

                                       September30,  September 30,
                                          2003           2002
                                      ---------------------------
                                       (Unaudited)   (Unaudited)
-------------------------------------------------------------------------------


Net sales                          $1,202,330        1,410,040
Cost of sales                         471,676          411,820

          Gross profit             $  730,654          998,220


Operating expenses:
  Selling and marketing               313,712          309,016

  Research and development            187,887          209,982

  General and administrative          269,560          300,419

  Total expenses                      771,159          819,417
                                    ----------       ----------


          Operating income (loss)   $ (40,505)         178,803


Interest expense, net                  24,875           30,058
                                   -----------        ---------


Net income (loss)                   $ (65,380)         148,745

Accretion of discount on redeemable
common stock                           21,639           20,728
                                       ------         ----------

Net income (loss) to common
stockholders                        $ (87,019)         128,017
                                     ===========      ==========

 Net income (loss) per common share,
basic                               $   (0.02)            0.02


 Net income (loss) per common share,
diluted                             $   (0.02)            0.02


Weighted average shares outstanding,
  basic                              5,294,477       5,209,322
                                     =========       =========
Weighted average shares outstanding,
diluted                              5,294,477       5,209,322
                                     =========       =========
          Net income (loss)         $  (65,380)        148,745


 Other comprehensive loss-foreign
 currency translation loss                (437)        (23,946)
                                       ---------     ----------

 Total comprehensive income (loss)  $  (65,817)        124,799
                                       ========      ==========

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For the three months ended September 30, 2003

                     Common                      Accumulated
                     Stock, Additional             other             Total
                     $0.001  paid-in  Accumulated comprehensive   stockholders'
                      par    capital   deficit     income           equity

Balance at June 30,
  2003             $ 4,391  4,930,576 (4,642,297)    669            293,339


Issuance of common
  stock and stock
  options for
  services             23      5,098                                  5,121
Foreign currency
translation                                         (437)             (437)
Accretion of discount
  on redeemable
  common stock                           (21,639)                  (21,639)
Miscellaneous                                          3                 3
Net loss                                 (65,380)                  (65,380)
                       -----------------------------------------------------
                       -----------------------------------------------------

Balance at
September          $ 4,414 4,935,674   (4,729,316)   235           211,007
30, 2003           =========================================================

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                          Three Months
                                                             Ended
                                               September 30,    September 30,
                                                   2003             2002
                                               ------------------------------
                                                (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net income (loss)                          $   (65,380)          148,745
  Adjustments to reconcile net income to
 net cash used in operating
 activities:
             Depreciation and amortization        49,549            46,385

             Equity instruments issued
             for services                          5,121             3,419
 Changes in operating assets
 and liabilities:
              Accounts receivable, net           (99,397)          (54,702)
              Inventories                        (74,084)          (32,336)
              Prepaid expenses, due
              from officer and other assets       (5,356)          (22,492)
                 Accounts payable                 66,259          (259,360)
                 Accrued payroll and
                   related liabilities           (14,865)           21,843
                 Accrued liabilities,
                   including accrued interest    (18,424)           26,118
                                               ===========       ===========

  Net cash used in operating activities         (156,577)         (122,380)
                                              ============       ===========
Cash flows used by investing activities:
   Additions to equipment                         (3,695)          (13,545)
                                              ============       ===========

Cash flows from financing activities:
  Proceeds from issuance of redeemable
  common stock and warrants                          -             500,000
  Proceeds from issuance of notes payable          90,936           19,100
  Payments on notes payable                       (43,418)        (120,592)
  Payments on capital lease obligations           (22,530)         (18,385)
  Payments for costs of issuance of
   redeemable common stock                           -              (5,207)

  Net cash provided by financing activities        24,988          374,916

  Net increase (decrease) in cash and
      cash equivalents                           (135,284)         238,991

Impact of foreign currency translation
adjustment on cash                                   (437)         (23,946)

Cash and cash equivalents at beginning of
period                                            342,377          164,378
                                               -----------         ---------
Cash and cash equivalents at end of period     $  206,656          379,423

Supplemental cash flow disclosures:

  Cash paid for interest                       $   12,541           16,425
See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

 Corgenix Medical Corporation ("Corgenix" or the "Company") is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention (the "Diagnostics Products Business"). The Company currently sells 142 Diagnostic Products (the "Diagnostic Products") on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions.

The Company's corporate headquarters is located in Westminster, Colorado. We have two wholly owned operating subsidiaries:

o     Corgenix, Inc., ("Corgenix, Inc.") (formerly REAADS), established in
           1990 and located in Westminster, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America and Japan, and also conducts product development, product support, regulatory affairs and product manufacturing of the Diagnostic Products.

o Corgenix (UK) Ltd., ("Corgenix UK"), formerly incorporated in 1996 as REAADS Bio-Medical Products (UK) Limited, and is located in Peterborough, England. Corgenix UK manages the Diagnostic Business' international sales and marketing activities except for distribution in North America and Japan which is under the responsibility of Corgenix, Inc.

On August 5, 2003, the Company entered into a letter of intent to merge with Genesis Bioventures, Inc. ("Genesis" or "GBI") a biomedical development company focused on the development of diagnostic tests. Under the terms of the letter of intent, Genesis will issue 14,000,000 Genesis shares in exchange for 100% of Corgenix's outstanding shares. The terms of the letter of intent also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will be known as Genesis Bioventures, Inc. The letter of intent was amended on October 21, 2003 and as a result, the parties are seeking to complete a definitive agreement on or about December 15, 2003 and to close the transaction on or about March 31, 2004.

The proposed merger is subject to the satisfaction of a number of contingencies, including satisfactory due diligence investigations by each company, negotiation and execution of mutually acceptable definitive merger documentation, approval by both company's boards of directors and stockholders, and customary closing conditions. Based on the terms of the October 21, 2003 amended letter of intent, the merger is subject to GBI advancing to Corgenix $500,000 out of a capital raise of at least $2,000,000 on or about November 30, 2003 as a condition to signing a definitive merger agreement. Under further terms of the amended letter of intent, GBI and Corgenix have agreed to raise a minimum of $6,000,000 of capital on or about March 31, 2004 to provide the combined companies with sufficient funding with which to continue to develop and further commercialize their respective technologies and product lines. The foregoing amounts of these provisions may be waived at the discretion of Corgenix or GBI. Pursuant to the above, the Company recently announced that a fund raising effort, led by a full service investment bank specializing in the biotech industry, is in progress, and both the Company and GBI are confident that it will be successfully completed in the near future and both companies are proceeding with the intent to complete the proposed merger on or about March 31, 2004. The accompanying consolidated financial statements have been prepared without audit and in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 2003 and June 30, 2003 and the results of operations for each of the three month periods ended September 30, 2003 and 2002, and the cash flows for each of the three month periods then ended. The operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2003.Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates. 2. SOFTWAREThe Company accounts for its internally developed software in compliance with Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs are expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system.In the quarter ended December 31, 2001, the Company began development of a business-to-business web site (Corgenix On Line) for its core business reference laboratory and hospital customers and potential customers worldwide. The website, when completed, is intended to allow customers to place orders for the Company's diagnostic products, pay for said orders, and track the status of such orders. It will also give full specification and details on all of the Company's diagnostic test kits. To date, all products and enhancements thereto have utilized proven technology. The direct internal and external costs of developing the related software, other than initial design and other costs incurred during the preliminary project stage, were capitalized until the software was completed at the end of September 2002. Through September 2002, all products and enhancements thereto utilized proven technology. Such capitalized amounts, which amounted to $122,855, began to be amortized on a straight-line basis over a three-year period commencing in October 2002. No further additions to this project are anticipated.
3. EARNINGS PER SHAREBasic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. For the quarters ended September 30, 2003 and 2002, options and warrants to purchase common stock totaling 1,391,219 and 1,006,719 shares respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive.

The components of basic and diluted income (loss) per share are as follows:

                                             3 months ended  3 months ended
                                          September 30, 2003 September 30, 2002
                                          -------------------------------------
                                                        (unaudited)
Net income (loss) available to common
stockholders                           $     (87,019)               128,017
                                       ----------------------------------------

Common and common equivalent shares outstanding:
 Historical common shares outstanding at
 beginning of period                       5,271,192              4,333,095
 Weighted average common shares issued
 during the period                            23,285                876,227
                                        ---------------------------------------
 Weighted average common shares--basic and
 diluted                                   5,294,477              5,209,322

Net income (loss) per share--basic
and diluted                            $       (0.02)                  0.02

4. INCOME TAXESA
valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

 5.   SEGMENT INFORMATION
The Company has two segments of business: domestic and international operations. International operations primarily transact sales with customers in Europe and continents other than North America, while domestic operations transact sales primarily in North America. Sales to Chugai, emanating from the United States, have historically also been included in the domestic business segment. The following table sets forth selected financial data for these segments for the three-month periods ended September 30, 2003 and 2002.

                                   Three Months Ended September 30

                      Domestic           International            Total

Net sales  2003    $   930,195              272,135             1,202,330
           2002    $ 1,131,518              278,522             1,410,040
                     -------------------------------------------------------


Net income
(loss)     2003    $  (131,570)              66,190               (65,380)
           2002    $    83,568               65,177               148,745
                     ------------------------------------------------------

Depreciation
and
amortization 2003  $   40,759                  513                 40,759
             2002  $   45,904                  481                 46,385
                     ------------------------------------------------------
 Interest expense,
 net          2003  $   21,595                3,280                 24,875
             2002  $   22,032                8,026                 30,058
                     --------------------------------------------------------


Segment assets
September 30, 2003         $2,157,074       395,904              2,552,978
June 30, 2003              $2,097,844       457,872              2,555,716

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



7.  STOCK PLANS


Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The ESPP is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 60,000 common shares were registered with the Securities and Exchange Commission (SEC) for purchase under the ESPP. During September 2002, the Company determined that it had inadvertently issued and registered more common stock under the ESPP than had heretofore been authorized by stockholders of the Company. On December 11, 2002, the Company's stockholders approved the Amended and Restated Employee Stock Purchase Plan ("AR-ESPP"). 200,000 shares of Corgenix common stock are reserved for issuance under the AR-ESPP. Compensation expense is recognized for the fair value of the employee's purchase rights. Compensation expense recognized for the 15% discount on shares purchased under the AR-ESPP amounted to $5,123 and $3,419 for the three months ended September 30, 2003 and 2002, respectively. There were 5,194 and 12,637 shares issued under the AR-ESPP during the three months ended September 30, 2003 and 2002, respectively.

In October 1999 and July 2000 the Company reserved a total of 200,000 shares of its common stock for an Incentive Stock Option Plan ("1999 ISP") for employees, directors and consultants. Options are granted at the discretion of the board of directors with an exercise price equal to or greater than the market value of the Company's common stock on the grant date. On December 11, 2002, the Company's stockholders approved the Amended and Restated 1999 Incentive Stock Plan ("AR-1999-ISP"). 800,000 shares of Corgenix common stock are reserved for issuance under the AR-1999-ISP.

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income
(loss) would have been increased to the pro forma amounts indicated as follows:










                                     Three     Three
                                     Months    Months
                                      Ended    Ended
                                    -------------------
                                    September September
                                       30,      30,
                                    -------------------
                                      2003      2002
                                    -------------------
                                    -------------------

  Net income (loss)  available to
    common     stockholders    as
    reported                      $  (87,019)  128,017
  Net income (loss)  available to
    common    stockholders    pro
    forma                           (102,126)  114,802
  Net income (loss) per share as
    reported                           (0.02)     0.02
  Net income (loss) per share
    pro forma                          (0.02)     0.02

    Fair value was determined using the Black Scholes option - pricing model. There were no stock options granted during the three months ended September 30, 2003.


  Item 2.CORGENIX MEDICAL CORPORATIONManagement's Discussion and Analysis Of
                 Financial Condition and Results of Operations
                          The following discussion should be read in
conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.
      General Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to hospitals, clinical laboratories, commercial reference laboratories and research institutions. We currently market 142 products covering autoimmune disorders, vascular diseases, infectious diseases, liver disease and laboratory instrumentation. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners. We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, we do not operate with a customer order backlog. Except for the fiscal year ended June 30, 1997, we have experienced annual revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees and milestone payments from research and development agreements with strategic partners.

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

      Equipment and Software

      Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. The internal and external costs of developing and enhancing software costs related to website development, other than initial design and other costs incurred during the preliminary project stage, are capitalized until the software has been completed. Such capitalized amounts are amortized commencing when the website was placed in service on a straight-line basis over a three-year period. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred. We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations


      Three Months Ended September 30, 2003 compared to 2002

      Net sales. Net sales for the quarter ended September 30, 2003 were $1,202,330, a $207,710 or 14.7% decrease from $1,410,040 in the prior year.
Domestic sales decreased 17.8% while sales to international distributors decreased 2.3% from period to period. The principal reason for the decrease was a decline of $156,710 or 65.6% in sales of Hyaluronic Acid Test Kits ("HA"). The decrease in HA sales was in turn a result of the loss of Fujirebio (formerly Chugai) in November 2002 as the principal HA customer for distribution in Japan. Sales to Chugai amounted to $146,250 for the quarter ended September 30, 2002. No sales were recorded to Fujirebio for the current quarter. Fujirebio has not placed nor forecasted any orders for HA product since November 2002 and we are not projecting any future orders by Fujirebio of HA. The Company expects that the loss of HA sales to Fujirebio will eventually be made up via international sales of HA in other areas of the world.

      Cost of sales. Gross profit, as a percentage of sales, decreased to 60.8% for the quarter ended September 30, 2003 from 70.8% in 2002 primarily due to higher raw material costs associated with the new manufacturing format of the Company's main product line offset somewhat by higher margins on sales of HA to customers other than Fujirebio and lower production to absorb fixed costs. Said sales of HA were made at a higher margin then the HA formerly sold to Fujirebio.

      Selling and marketing. Selling and marketing expenses increased 1.5% or $4,696 to $313,712 for the quarter ended September 30, 2003 from $309,016 in 2002. The slight change resulted from individually minor changes in the various selling and marketing expenses.

      Research and development. Research and development expenses decreased $22,095 or 10.5% to $187,887 for the quarter ended September 30, 2003 from $209,982 in 2002. Most of this decrease came as a result of cost controls and reductions which were recently put in place. In addition, there were reductions in labor-related costs and purchases and development costs related to a recently ended development project.

      General and administrative. General and administrative expenses decreased $30,859 or 10.3% to $269,560 for the quarter ended September 30, 2003 from $300,419 in 2002, primarily due, as stated above, to cost controls and reductions which were recently put in place.

      Interest expense. Interest expense decreased $5,183 or 17.2% to $24,875 for the quarter ended September 30, 2003 from $30,058 in 2002 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Accretion of discount on redeemable common stock. This item represents the accretion of the discount on redeemable common stock over the 33 month period from the date the stock was issued to the presently expected first date on which the related embedded put option may be exercised. The redeemable common stock was issued in July 2002.

      Net Income (Loss) to Common Stockholders. This amount represents net income (loss) after the accretion of discount on the redeemable common stock and is the amount used to calculate net income (loss) per common share. Net income
(loss) to common stockholders decreased from $128,017 to a loss of $(87,019). Net income (loss) per common share decreased from a profit of $0.02 to a loss of ($0.02) per share.

      Liquidity and Capital Resources

      Cash used in operating activities was $156,577 for the quarter ended September 30, 2003 compared to cash used in operating activities of $122,380 during the prior fiscal year's first quarter. The cash used in operations resulted primarily from increases in accounts receivable and inventories plus decreases in accrued payroll and related liabilities and other accrued liabilities. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $3,695 for the quarter ended September 30, 2003 compared to $13,545 for the prior fiscal year's first quarter. The decrease was mainly attributable to reduced spending on internally developed software.

      Net cash provided by financing activities amounted to $24,988 for the quarter ended September 30, 2003 compared to $374,916 in the prior fiscal year. This decrease in cash provided over the comparable prior year was primarily due to there not being any proceeds from the issuance of redeemable common stock and warrants in the current period. This was partially offset by increased proceeds from the issuance of notes payable during the current quarter.

      Historically, we have financed our operations primarily through long-term debt and by sales of redeemable common, and common stock. In fiscal 2003 we raised $500,000 before offering costs (see "Stock Issuance" above) before offering expenses through a private sale of redeemable common stock and warrants.

      We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. Accounts receivable increased $99,397 or 16% to $728,114 at September 30, 2003 from $628,717 at June 30, 2003 primarily because of two larger than normal billings in September 2003. At September 30, 2003, our accounts payable increased $66,259 or 11% to $685,193 from $618,934 at September 30, 2002 primarily as a result of slightly slower payment to vendors due to overall cash-flow constraints.

      Our future capital requirements will depend on a number of factors, including the proposed merger with GBI, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential other future merger and acquisition activity. Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of redeemable common and common stock mentioned above, and long- term debt financing. We believe that we will continue investigating new debt agreements and may sell additional equity securities in fiscal year 2004 to develop the markets and obtain the regulatory approvals for the HA products (see above), and to pursue all of our strategic objectives. We believe that our current availability of cash, working capital, future proceeds from the issuance of common stock, debt financing and expected cash flows from operations will be adequate to meet our ongoing needs for at least the next twelve months. At September 30, 2003, cash on hand amounted to $206,656 compared to $342,377 at June 30, 2003. At September 30, 2003, the Company had available borrowings under its $400,000 bank line of credit of approximately $347,000 of which $255,000 had already been borrowed by the Company. The available borrowings at June 30, 2003 were limited to a maximum of $279,500 based upon the calculation of the borrowing base. In addition, and as part of the letter of intent with GBI, the Company expects proceeds of $500,000 in convertible debt financing from GBI to occur in December 2003. Additionally, the Company expects the merger with GBI and the commensurate approximately $6 million equity raise to occur before the end of fiscal 2004. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from our estimates.

Recently Issued Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. As the Company has not guaranteed any indebtedness of others, the impact of the adoption is not expected to have any impact on the Company's consolidated financial statements for the fiscal quarters ended September 30 2003 and 2002.

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

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No.
46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Company does not have variable interest entities that it may be required to consolidate.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on its financial condition, results of operations or cash flows for the quarter ended September 30, 2003.

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

      Forward-Looking Statements and Risk Factors

      This 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-QSB, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the development, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $4,741,316, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows sufficient for both the diagnostic business and the consumer products business, we may need to raise additional capital to fund our operations. If we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling and marketing activities any of which could have a material adverse effect on the future of the business.

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

      No Assurance of Successful or Timely Development of Additional Products

      Our business strategy includes the development of additional diagnostic products. Our success in developing new products will depend on our ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. We have limited resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If we are unable, for technological or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, our results of operations could be materially and adversely affected.

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

      Limited Public Market; Possible Volatility in Stock Prices; Penny Stock Rules

      There has, to date, been no active public market for our Common Stock, and there can be no assurance that an active public market will develop or be sustained. Although our Common Stock has been traded on the OTC Bulletin Board(R) since February 1998, the trading has been sporadic with generally insignificant volume.

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


      None


Item 5.    Other Information


      None

Item 6.  Exhibits and Reports on Form 8-K.

a. Press release dated August 5, 2003 entitled "Corgenix Medical Corporation to merge with Genesis Bioventures".


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

10.8 Employment Agreement dated April 1, 2001 between Douglass T. Simpson and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.9 Employment Agreement dated April 1, 2001 between Ann L. Steinbarger and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.10 Employment Agreement dated April 1, 2001 between Taryn G. Reynolds and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.11 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.12 Consulting Contract dated May 22, 1998 between Wm. George Fleming, Bond Bio-Tech, Ltd. and the Company (filed as Exhibit 10.16 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.13    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.14 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.15 Form of Indemnification Agreement between the Company and its directors and officers (filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.16 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.17 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed with the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.18 Business Development and Consulting Agreement dated August 27, 2002 between Ascendiant Capital Group, Inc. and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.19 Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.20 License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.21 Extension to Business Development & Consulting Services Agreement dated November 27, 2002 by and between Ascendiant capital Group, LLC and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.23    Amended and Restated 1999 Incentive Stock Plan.
10.24    Amended and Restated Employee Stock Purchase Plan.
21.1     Amended Subsidiaries of the Registrant (filed as Exhibit
         21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
21.2 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form
         10-QSB, and incorporated herein by reference.
21.3 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form
         10-QSB, and incorporated herein by reference.
21.4 Warrant Agreement dated October 11, 2001 between Phillips V. Bradford and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.5 Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.6 Underlease Agreement dated October 3, 2001 between G.V. Callen, A.G. Pirmohamed and Corgenix UK, Ltd. filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.7 Distribution Agreement and OEM Agreement dated March 14, 2002 between RhiGene, Inc. and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.8 Distribution and OEM Agreement dated March 14, 2002 dated March 14, 2002 between RhiGene, Inc., and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
99.1* Certificate of Corgenix Medical Corporation's Chief Executive Officer, President and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

   Date:  November 12, 2003


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

   Date:  November 12, 2003


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

   Date:  November 12, 2003


          /S/Douglass T. Simpson
          President













                                  CERTIFICATION
             PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
          SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                                UNITED STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

(1) the 10-QSB Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    November 12, 2003



/S/Luis R. Lopez
Chief Executive Officer


/S/William H. Critchfield
Chief Financial Officer


/S/Douglass T. Simpson
President



                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



November 12, 2003                   By:  /s/ Luis R. Lopez
                                         Luis R.Lopez, M.D.
                                         Chairman and Chief Executive Officer