Form 10QSB
period 2003-12-31
CORGENIX MEDICAL CORP/CO
filed 2004-02-11
CIK 1063665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT  UNDER TO SECTION 13 OR 15(d) OF THE   SECURITIES
           EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2003

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


The number of shares of Common Stock outstanding in the public float was 2,785,185 as of December 31, 2003.


Transitional Small Business Disclosure Format.     Yes _     No   X
                                                                  -

                                        3
                                        2
                          CORGENIX MEDICAL CORPORATION


                                December 31, 2003





                                TABLE OF CONTENTS


                                                                         Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                       3


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    12



      Item 3.  Controls and Procedures                                 17




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                      22


      Item 2.   Changes in Securities and Use of Proceeds              22


      Item 3.   Defaults Upon Senior Securities                        22


      Item 4.   Submission of Matters to a Vote of Security Holders    22


      Item 5.   Other Information                                      22


      Item 6.   Exhibits and Reports on Form 8-K                       22


      Certifications                                                   25


      Signature Page                                                   28

                                     PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                  December 31,       June 30,
                                                       2003           2003
                                                  ------------     -----------
                                                   (Unaudited)
                     Assets

Current Assets:
   Cash and equivalents                           $ 255,223          342,377

   Accounts receivable, less allowance for
    doubtful accounts of  $13,000                   592,304          628,717
   Inventories                                      833,065          815,222
   Prepaid expenses                                  42,258           42,788
                                                  ----------------------------

                    Total current assets          1,722,850        1,829,104

Equipment:
   Capitalized software costs                       122,855          122,855
   Machinery and laboratory equipment               585,935          585,935
   Furniture, fixtures, leaseholds and office       509,597          503,787
equipment                                         ----------------------------
                                                  1,218,387        1,212,577

   Accumulated depreciation and amortization       (852,484)        (789,564)
                                                  ----------------------------
                    Net equipment                   365,903          423,013
                                                  ----------------------------

Intangible assets:
   Patents, net of accumulated amortization of      135,318          172,566
    $982,226 and $944,978
   Goodwill, net of accumulated amortization of      13,677           13,677
    $44,979                                       ----------------------------

                     Net intangible assets          148,995          186,243
                                                  ----------------------------

   Due from officer                                  12,000           12,000
   Other assets                                     111,890          105,356
                                                  ----------------------------

                     Total assets                 $2,361,638       2,555,716
                                                  ============================


      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of notes payable               $ 521,459         378,683

   Current portion of capital lease obligations     82,435           95,881
   Accounts payable                                495,081          618,934
   Accrued payroll and related liabilities         180,917          180,630
   Accrued interest                                113,147           99,660
   Accrued liabilities                             138,110          105,392
                                                  ----------------------------

                       Total current liabilities 1,531,149        1,479,180

Notes payable, less current portion                306,981          373,167
Capital lease obligations, less current portion     26,759           61,504
                                                  -----------------------------

                       Total liabilities        1,864,889         1,913,851

Redeemable common stock, 880,282 shares issued
   and outstanding, aggregate    redemption
   value of  $500,000, net of unaccreted
   discount and issuance costs of $108,197 and
   $151,474                                       391,803          348,526

Stockholders' equity:
   Preferred stock, $0.001 par value.
   Authorized 5,000,000 shares, none issued or
   outstanding                                       -                 -
   Common stock, $0.001 par value.  Authorized
   40,000,000 shares; issued and outstanding
   5,299,671 and 5,271,192 shares at December 31
   and June 30, respectively                       4,419             4,391

   Additional paid-in-capital                  4,937,468         4,930,576
   Accumulated deficit                        (4,826,475)       (4,642,297)
   Accumulated other comprehensive income/(loss) (10,466)              669
                                                -----------------------------

                   Total stockholders' equity    104,946           293,339
                                                -----------------------------
                   Total liabilities and
                    stockholders' equity      $2,361,638         2,555,716
                                             ==================================
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Income

                            Three Months Ended           Six Months Ended
                        December 31, December 31,     December 31,  December 31,
                           2003         2002              2003         2002
                        ------------------------------------------------------
                              (Unaudited)                     (Unaudited)
Net sales               $1,186,738   1,323,529       2,389,068       2,733,569
Cost of sales              446,129     464,353         917,805         876,173
                        ------------------------------------------------------

       Gross profit     $  740,609     859,176       1,471,263       1,857,396


Operating expenses:
   Selling and marketing   340,381     392,645         654,093         701,660

   Research and development182,341     215,252         370,228         425,234

   General and
     administrative        270,487     326,631         540,047         627,051
                       --------------------------------------------------------
         Total expenses    793,209     934,528       1,564,368       1,753,945


Operating income/(loss) $  (52,600)    (75,352)        (93,105)        103,451

Interest expense, net       22,920      23,283          47,795          53,341

                       --------------------------------------------------------

     Net income/(loss)  $  (75,520)    (98,635)       (140,900)         50,110


 Accretion of discount on
   redeemable common stock  21,639      22,551          43,278          43,279
                        -------------------------------------------------------

Net income (loss)
 available to common
 stockholders           $  (97,159)   (121,186)       (184,178)         6,831
                       ========================================================

 Net income (loss) per
share, basic            $    (0.02)      (0.03)         (0.03)             *

 Net income (loss) per
share, diluted          $    (0.02)      (0.03)          (0.03)            *

Weighted average shares
   outstanding,
      Basic (note 3)     5,299,163   5,223,197        5,296,820     5,216,259

Weighted average shares
   outstanding,          5,299,163   5,223,197        5,296,820     5,234,804
    diluted (note 3)     =========   =========        =========     =========

     Net income (loss)  $  (75,520)   (98,635)         (140,900)       50,110


Other comprehensive income
(loss)-  foreign currency  (10,698)    (4,991)          (11,135)      (28,937)
                         ------------------------------------------------------
translation (loss)

 Total comprehensive
   income (loss)         $ (86,218)  (103,626)         (152,035)      21,173
                        =======================================================
See accompanying notes to consolidated financial statements.
*- Less than $0.01 per share

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   For the six months ended December 31, 2003

                     Common                         Accumulated
                     Stock,  Additional               other         Total
                     $0.001   paid-in  Accumulated comprehensive  stockholders'
                      par     capital   deficit    income (loss)     equity
                    -------- --------------------------------------------------


Balance at June 30,
2003                 4,391  $ 4,930,576 (4,642,297)     669          293,339

Issuance of common
  stock and stock options
  for services          28        6,892                                6,920
Foreign currency translation                         (11,135)        (11,135)
Accretion of discount
  on redeemable common stock                         (43,278)        (43,278)
Net loss                                            (140,900)       (140,900)
                   ------------------------------------------------------------

Balance at
December 31, 2003    4,419  $ 4,937,468 (4,826,475)  (10,466)       104,946

                                       28
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



                      Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                     Six Months Ended
                                               December  31,    December 31,
                                                  2003              2002
                                               --------------------------------
                                                        (Unaudited)
Cash flows from operating activities:
  Net income (loss)                          $ (140,900)            50,110

  Adjustments to reconcile net income
 to net cash used in operating activities:
       Depreciation and amortization            100,167            103,197
       Equity instruments issued
       for services                               6,920             16,930
  Changes in operating assets and liabilities:
       Accounts receivable                       36,413           (120,814)
       Inventories                              (17,843)           (12,332)
       Prepaid expenses and
        other assets                             (6,004)           (42,522)
       Accounts payable                        (123,853)          (108,313)
       Accrued payroll and
        related liabilities                         287             21,384
       Accrued interest and
        other liabilities                        46,205             43,019
                                               --------------------------------

      Net cash
      used in operating activities              (98,608)           (49,341)
                                               --------------------------------

Cash flows used in investing activities:
      Purchases of equipment                     (5,809)          (19,966)
                                               --------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common
  stock, redeemable common stock
  and warrants                                      -            500,000
  Proceeds from issuance of notes
  payable                                       165,936           19,100
  Payments on notes payable                     (89,347)        (188,952)
  Payments on capital lease obligations         (48,190)         (45,988)
  Payments for costs of issuance of
  common stock                                     -             (15,247)
                                               --------------------------------

       Net cash provided  by
       financing activities                      28,399          268,913
                                               --------------------------------

       Net increase (decrease) in cash and
       cash equivalents                         (76,019)        199,606


Impact of foreign currency translation
adjustment on cash                              (11,135)       (28,937)

Cash and cash equivalents at beginning
of period                                       342,377        164,378

                                               --------------------------------
Cash and cash equivalents at end of
period                                         $255,223        335,047
                                               ================================

Supplemental cash flow disclosures:

   Cash paid for interest                      $ 29,234        32,939
                                               ---------      ----------
Noncash investing and financing
activity--
    Equipment acquired under capital leases        -          47,477
                                                  ---         ---------

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

The Company's corporate headquarters is located in Westminster, Colorado. Corgenix has two wholly owned operating subsidiaries:

o     Corgenix, Inc., ("Corgenix, Inc."), established in 1990 and located in
           Westminster, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America and Japan, and also conducts product development, product support, regulatory affairs and product manufacturing of the Diagnostic Products.

o Corgenix (UK) Ltd., ("Corgenix UK"), is located in Peterborough, England. Corgenix UK manages the Diagnostic Business' international sales and marketing activities except for distribution in North America and Japan which is under the responsibility of Corgenix, Inc.

On August 5, 2003, the Company entered into a letter of intent to merge with Genesis Bioventures, Inc. ("Genesis" or "GBI") a biomedical development company focused on the development of diagnostic tests. Under the terms of the letter of intent, Genesis will issue 14,000,000 Genesis shares in exchange for 100% of Corgenix's outstanding shares. The terms of the letter of intent also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will be known as Genesis Bioventures, Inc. The letter of intent was amended on October 21, 2003 and as a result, the parties are seeking to complete a definitive agreement on or about February 29 of 2004 and to close the transaction in the summer of 2004.

The proposed merger is subject to the satisfaction of a number of contingencies, including satisfactory due diligence investigations by each company, negotiation and execution of mutually acceptable definitive merger documentation, approval by both company's boards of directors and stockholders, and customary closing conditions. Based on the terms of the October 21, 2003 amended letter of intent, the merger is subject to GBI advancing to Corgenix $500,000 out of a capital raise of at least $2,000,000 on or about November 30, 2003 as a condition to signing a definitive merger agreement. Under further terms of the amended letter of intent, GBI and Corgenix have agreed to raise a minimum of $6,000,000 of capital on or about March 31, 2004 to provide the combined companies with sufficient funding with which to continue to develop and further commercialize their respective technologies and product lines. The foregoing dates and amounts of these provisions may be waived at the discretion of Corgenix. Pursuant to the above, the Company recently announced that a fund raising effort, led by a full service investment bank specializing in the biotech industry, is in progress and is expected to close in February.

The accompanying consolidated financial statements have been prepared without audit and in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at December 31, 2003 and June 30, 2003 and the results of operations for each of the three and six month periods ended December 31, 2003 and 2002, and the cash flows for each of the six month periods then ended. The operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2003.Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates.

  2.  SOFTWARE

The Company accounts for its internally developed software in compliance with Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 defines the types of computer software project costs that may be capitalized. All other costs are expensed in the period incurred. In order for costs to be capitalized, the computer software project must be intended to create a new system or add identifiable functionality to an existing system.In the quarter ended December 31, 2001, the Company began development of a business-to-business web site (Corgenix On Line) for its core business reference laboratory and hospital customers and potential customers worldwide. The website is intended eventually to allow customers to place orders for the Company's diagnostic products, pay for said orders, and track the status of such orders. It will also give full specification and details on all of the Company's diagnostic test kits. To date, all products and enhancements thereto have utilized proven technology. The direct internal and external costs of developing the related software, other than initial design and other costs incurred during the preliminary project stage, were capitalized until the software was completed at the end of September 2002. Through September 2002, all products and enhancements thereto utilized proven technology. Such capitalized amounts, which amounted to $122,855, began to be amortized on a straight-line basis over a three-year period commencing in October 2002. No further additions to this project are anticipated.

3.         EARNINGS  (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. For the three and six months ended December 31, 2003 and 2002, options and warrants to purchase common stock totaling 1,391,219 shares in 2003, both for the three and for the six months, and 1,131,219 shares in 2002, both for the three and six months, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect would be anti-dilutive.

The components of basic and diluted earnings (loss) per share are as follows:

                               3 months   3 months     6 months      6 months
                                 ended     ended        ended          ended
                             December 31, December 31, December 31, December 31,
                                 2003       2002         2003           2002
                             --------------------------------------------------

Net  income  (loss)  available
to common shareholders       $(97,159)   (121,186)    (184,178)       6,831
                             ==================================================

Common and common equivalent shares outstanding:
  Historical common shares
   outstanding for basic
   income  (loss) per share at
   beginning of  period      5,294,477   4,333,095    5,271,192      4,333,095
  Weighted average common
   shares issued during
   the period                    4,686     890,102       25,628        883,164
                               ------------------------------------------------


  Weighted average common
  shares-basic               5,299,163     5,223,197  5,296,820       5,216,259
  Dilutive effect of
  potentially dilutive
   securities
       Outstanding                -            -          -             18,545
                               ------------------------------------------------

  Weighted average common
     shares-diluted
                             5,299,163     5,223,197  5,296,820       5,234,804
   Net income(loss) per
     share-basic           $. (0.02)           (0.03)     (0.03)           *
                             ===================================================

   Net income(loss)per
     share-diluted         $  (0.02)           (0.03)     (0.03)           *
                             ==================================================


*-less than ($0.01) per share
4.     INCOME  TAXES

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

5.    SEGMENT INFORMATION

The Company has two segments of business: domestic and international operations. International operations primarily transact sales with customers in Europe and continents other than North America, while domestic operations transact sales primarily in North America. Sales to Chugai, emanating from the United States, have historically also been included in the domestic business segment. The following table sets forth selected financial data for these segments for the three and six month periods ended December 31, 2003 and 2002.

               Three Months Ended December 31,     Six Months Ended December 31,
               Domestic  International  Total  Domestic   International   Total

Net
sales
    2003   $  921,292     265,446    1,186,738  1,851,487  537,581  2,389,068
    2002   $1,026,374     297,155    1,323,529  2,157,892  575,677  2,733,569
           ----------    --------    ---------- --------   -------- ----------

Net income
(loss)
    2003   $ (100,541)     47,206      (75,520)  (249,172) 108,272   (140,900)
    2002   $ (153,061)     54,426      (98,635)   (71,201) 121,311     50,110
           ==========    ========     =========   ======== =========  ========
Depreciation
and amortization
    2003   $  50,106          513       50,619     99,141    1,026    100,167
    2002   $  56,332          480       56,812    102,236      961    103,197
           ==========    ========      =======    =======  =========  ========
Interest expense, net
    2003   $ (20,691)      (2,229)     (22,920)   (42,286)  (5,509)   (47,795)
    2002   $ (22,126)      (1,157)     (23,283)   (44,158)  (9,183)   (53,341)
           ==========    ========       =======    ======= =========  ========
Segment
assets
    2003   $2,028,277     333,361     2,361,638 2,028,277   333,361   2,361,638
June 30,
    2003   $2,097,844     457,872     2,555,716 2,097,844   457,872   2,555,716
           ==========     =======    ========== =========  =========  =========

6.    REDEEMABLE COMMON STOCK

On July 1, 2002, the Company entered into an agreement (MBL Agreement) with Medical & Biological Laboratories Co., Ltd. (MBL), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan, under which the Company sold 880,282 shares of its $.001 par value common stock to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $484,746. Under the MBL Agreement, MBL was also granted a put option which could cause the Company to repurchase, at a future date, the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." The put option requires the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option is exercisable by MBL any time after the termination or expiration of the distribution agreement between the Company and RhiGene, MBL's U.S. subsidiary, upon any merger or consolidation of the Company with another corporation wherein in the Company's stockholders own less than 50% of the surviving corporation or upon any sale or other disposition of all or substantially all of the Company's assets. MBL has voted in favor of the GBI merger and has given no indication whatsoever that it intends to exercise its put option upon the consummation of the planned merger. The present distribution agreement with RhiGene expires on March 31, 2005, though the distribution agreement may be renewed or extended prior to that time.

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


   7.  STOCK PLANS

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The ESPP is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 60,000 common shares were registered with the Securities and Exchange Commission (SEC) for purchase under the ESPP. During September 2002, the Company determined that it had inadvertently issued and registered more common stock under the ESPP than had heretofore been authorized by stockholders of the Company. On December 11, 2002, the Company's stockholders approved the Amended and Restated Employee Stock Purchase Plan ("AR-ESPP"). 200,000 shares of Corgenix common stock are reserved for issuance under the AR-ESPP. Compensation expense is recognized for the fair value of the employees purchase rights. Compensation expense recognized for the 15% discount on shares purchased under the AR-ESPP amounted to $768 and $513 for the three months and $1,040 and $1,157 for the six months ended December 31, 2003 and 2002, respectively. There were 5,194 and 12,637 shares issued under the AR-ESPP during the three months and 28,449 and 18,336 shares issued during the six months ended December 31, 2003 and 2002, respectively.

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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income
(loss) would have been increased to the pro forma amounts indicated as follows:

                                 Three    Three   Six      Six
                                 Months  Months   Months   Months
                                 Ended    Ended   Ended    Ended
                                -----------------------------------
                                December December December December
                                    31,     31,     31,      31,
                                -----------------------------------
                                  2003     2002     2003     2002
                                -----------------------------------
                                -----------------------------------

  Net income (loss)available
  to common stockholders as
  reported                     $(97,159) (121,186) (184,178)  6,831
  Net income (loss)available
  to common stockholders
  pro forma                    (112,266) (134,401) (214,392)(19,599)
  Net income (loss) per
  share as reported               (0.02)    (0.03)    (0.03)    *
  Net income (loss) per
  share pro forma                 (0.02)    (0.03)    (0.04)    *

    *-Less than $0.01 per share

    Fair value was determined using the Black Scholes option - pricing model. There were no stock options granted during the six months ended December 31, 2003.

                                     Item 2.




                          CORGENIX MEDICAL CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.


      General


            Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to hospitals, clinical laboratories, commercial reference laboratories and research institutions. We currently market 142 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners. We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders. Accordingly, we do not operate with a customer order backlog. Except for the fiscal year ended June 30, 1997 and the six months ended December 31, 2003, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees and milestone payments from research and development agreements with strategic partners.

      In fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

      Although we have experienced growth in revenues every year except 1997 and the six months ended December 31, 2003, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive R&D milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

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

      Results of Operations


       Three Months Ended December 31, 2003 compared to 2002

      Net sales. Net sales for the three months ended December 31, 2003 were $1,186,738, a $136,791 or 10.3% decrease from $1,323,529 in the prior year.
Domestic sales decreased 10.2% while sales to international distributors decreased 10.7% from period to period. The principal reason for the decrease was the loss of $96,390 in sales of Hyaluronic Acid Test Kits ("HA") to Fujirebio (formerly Chugai) as a result of the loss of Fujirebio in November 2002 as the principal HA customer for distribution in Japan. Sales to Fujirebio since November 2002 have been nil. Fujirebio has not placed nor forecasted any orders for HA product since November 2002 and we are not projecting any future orders by Fujirebio of HA. The Company expects that the loss of HA sales to Fujirebio will eventually be made up via international and domestic sales of HA. The remaining fluctuation in overall sales is due to individually minor changes in other product lines.


      Cost of sales. Gross profit, as a percentage of sales, increased slightly to 62.4% for the quarter ended December 31, 2003 from 61.6% in 2002 primarily due to increased sales of HA to customers other than Fujirebio. Said sales were made at a higher margin than that formerly sold to Fujirebio. This was partially offset by higher raw material costs associated with the new manufacturing format of the Company's main product line.


      Selling and marketing. Selling and marketing expenses decreased 13.3% or $52,264 to $340,381 for the quarter ended December 31, 2003 from $392,645 in 2002. The majority of this decrease involved decreases in labor-related and consulting costs resulting from cost controls and reductions put into place on August 1, 2003. The remainder of the change resulted from individually minor changes in other selling and marketing expenses.

      Research and development. Research and development expenses decreased $32,911 or 15.3% to $182,341 for the quarter ended December 31, 2003 from $215,252 in 2002. The majority of this decrease involved decreases in labor-related costs resulting from the August 1, 2003 company-wide cost controls and reductions mentioned above. In addition, there were reductions in purchases and development costs related to a recently ended development project.


      General and administrative. General and administrative expenses decreased $56,144 or 17.2% to $270,487 for the quarter ended December 31, 2003 from $326,631 in 2002, primarily due, as stated above, to cost controls and reductions which were recently put in place. As a result, the largest reductions came in two primary categories, outside services and printing expense. The remaining fluctuation is due to individually minor changes in other general and administrative expenses.

      Interest expense. Interest expense decreased $363 or 1.6% to $22,920 for the quarter ended December 31, 2003 from $23,283 in 2002 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Accretion of discount on redeemable common stock. This item represents the accretion of the discount on redeemable common stock over the 33 month period from the date the stock was issued to the presently expected first date on which the related embedded put option may be exercised. The redeemable common stock was issued in July 2002.

      Six Months Ended December 31, 2003 and 2002

      Net sales. Net sales for the six months ended December 31, 2003 were $2,389,068, a $344,501 or 12.6% decrease from $2,733,569 in the prior year.
Domestic sales decreased 14.2% while sales to international distributors decreased 6.6% from period to period. The principal reason for the decrease was the loss of $248,000 in sales of HA to Fujirebio. Fujirebio has not placed nor forecasted any orders for HA product since November 2002 and we are not projecting any future orders by Fujirebio of HA. The Company continues to expect that the loss of HA sales to Fujirebio will eventually be made up via domestic and international sales of HA. The remaining fluctuation in overall sales is due to individually minor changes in other product lines.

      Cost of sales. Gross profit, as a percentage of sales, decreased to 61.6% for the six months ended December 31, 2003 from 67.9% in 2002 primarily due to higher raw material costs associated with the new manufacturing format of the Company's main product line, offset somewhat by increased sales of HA, at higher margins, to customers other than Fujirebio.

      Selling and marketing. Selling and marketing expenses decreased 6.8% or $47,567 to $654,093 for the six months ended December 31, 2003 from $701,660 in 2002. The majority of this decline involved decreases in labor-related and consulting costs resulting from cost controls and reductions put into place on August 1, 2003. The remainder of this change resulted from individually minor changes in other selling and marketing expenses.

      Research and development. Research and development expenses decreased $55,006 or 12.9% to $370,228 for the six months ended December 31, 2003 from $425,234 in 2002. The majority of this decrease involved decreases in labor-related costs resulting from the August 1, 2003 company-wide cost controls and reductions mentioned above. In addition, there were reductions in purchases and development costs related to a recently ended development project.

      General and administrative. General and administrative expenses decreased $87,004 or 13.9% to $540,047 for the six months ended December 31, 2003 from $627,051 in 2002, primarily due to cost controls and reductions which were recently put in place. As a result of said cost controls, the largest reductions came in two primary categories, ouside services and printing expenses. The remaining fluctuation is due to individually minor changes in other general and administrative expenses.

      Interest expense. Interest expense decreased $5,546 or 10.4% to $47,795 for the six months ended December 31, 2003 from $53,341 in 2002 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Accretion of discount on redeemable common stock. This item represents the accretion of the discount on redeemable common stock over the 33 month period from the date the stock was issued to the presently expected first date on which the related embedded put option may be exercised. The redeemable common stock was issued in July 2002.

      Liquidity and Capital Resources

      Cash used in operating activities was $98,587 for the six months ended December 31, 2003 compared to cash used in operating activities of $49,341 during the prior fiscal year's first six months. The cash used in operations resulted primarily from a substantial decrease in accounts payable plus a small increase in inventories. The decrease in accounts payable resulted primarily from a concerted attempt to bring balances due vendors more current. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $5,809 for the six months ended December 31, 2003 compared to $19,966 for the prior fiscal year's first six months. The decrease was mainly attributable to reduced spending on manufacturing and laboratory equipment.

      Net cash provided by financing activities amounted to $28,377 for the six months ended December 31, 2003 a substantial reduction from the $268,913 provided in the prior fiscal year. This decrease in cash provided over the comparable prior year was primarily due to there not being any proceeds from the issuance of redeemable common stock and warrants in the current period. This was partially offset by increased proceeds from the issuance of notes payable during the current period as a result of increased draws on the Company's bank line of credit.

      Historically, we have financed our operations primarily through long-term debt and by sales of redeemable common, and common stock. In fiscal 2003 we raised $500,000 before offering costs (see MBL Agreement under Redeemable Common Stock above) through a private sale of redeemable common stock and warrants.

      We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. Accounts receivable decreased $36,413 or 5.8% to $592,304 at December 31, 2003 from $628,717 at June 30, 2003.
This slight decrease correlates with the overall improvement in the financial well being of our customer base as the economy began to improve, thus facilitating more timely payments from our customers. At December 31, 2003, our accounts payable decreased $123,853 or 20% to $495,081 from $618,934 at June 30, 2003 primarily as a result of a concerted effort to bring accounts payable more current.

      Our future capital requirements will depend on a number of factors, including the proposed merger with GBI, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential other future merger and acquisition activity. Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of redeemable common and common stock, and long- term debt financing. The Company and GBI are currently in the latter stages of a merger-related financing. Both companies are confident that it will be successfully completed in the near future and they are proceeding with the intent to complete the proposed merger in the summer of 2004. If, for any reason, the merger-related financing and the planned merger do not occur, we will definitely need to implement new expense reductions and seek new debt agreements and/or sell additional equity securities in fiscal year 2004 to generate additional operating capital, to develop the markets and obtain the regulatory approvals for the HA products in the United States, and to pursue all of our strategic objectives. We believe that our current availability of cash, working capital, future proceeds from the issuance of common stock, debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months. At December 31, 2003, cash on hand amounted to $255,223 compared to $342,377 at June 30, 2003. At December 31, 2003, the Company had available borrowings under its $400,000 bank line of credit of approximately $245,000 and was fully drawn on the line. The borrowings at June 30, 2003 were limited to a maximum of $279,500 based upon the calculation of the accounts receivable borrowing base. In addition, and as part of the letter of intent with GBI, the Company expects proceeds of $500,000 in convertible debt financing from GBI to occur in February 2004. Additionally, the Company expects the merger with GBI and the approximately $6-8 million equity raise to occur in the summer of 2004. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from our estimates.
      .
      Recently Issued Accounting Pronouncements

              In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. As the Company has not guaranteed any indebtedness of others, the impact of the adoption is not expected to have any impact on the Company's consolidated financial statements.

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003 which was subsequently extended. Management does not expect the adoption of SFAS 150 to have a material impact on its financial condition, results of operations or cash flows.












                                       Item 3.

                               Controls and Procedures

Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, recently (the "Evaluation Date") carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Losses   Incurred;   Future   Capital   Needs;   Risks  Relating  to  the
Professional Products Business; Uncertainty of Additional Funding

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $4,826,475 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant uses of cash in acquisition activities or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows sufficient for both the diagnostic business and the consumer products business, we may need to raise additional capital to fund our operations. If we do not successfully complete the GBI-related merger financing or consummate the GBI merger itself and if we need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling and marketing activities any of which could have a material adverse effect on the future of the business.





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



      Governmental Regulation of Manufacturing and Other Activities

      As a manufacturer of medical devices for marketing in the United States, we are required to adhere to applicable regulations setting forth detailed good manufacturing practice requirements, which include testing, control and documentation requirements. We must also comply with Medical Device Report ("MDR") requirements, which require that a manufacturer report to the United States Food and Drug Administration ("FDA") any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. We are also subject to routine inspection by the FDA for compliance with FDA Quality System Regulation ("QSR") requirements, MDR requirements and other applicable regulations. The FDA has recently implemented new QSR requirements, including the addition of design controls that will likely increase the cost of compliance. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. We may incur significant costs to comply with laws and regulations in the future, which may have a material adverse effect upon our business, financial condition and results of operations.

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

      Product Liability Exposure and Limited Insurance

      The testing, manufacturing and marketing of medical diagnostic devices entails an inherent risk of product liability claims. To date, we have experienced no product liability claims, but any such claims arising in the future could have a material adverse effect on our business, financial condition and results of operations. Our product liability insurance coverage is currently limited to $2 million. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy or limited by other claims under our umbrella insurance policy. Additionally, there can be no assurance that we can renew our existing insurance at a cost and level of coverage comparable to that presently in effect, if at all. In the event that we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, such claim could have a material adverse effect on our business, financial condition and results of operations.

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

10.8 Employment Agreement dated April 1, 2001 between Douglass T. Simpson and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.9 Employment Agreement dated April 1, 2001 between Ann L. Steinbarger and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.10 Employment Agreement dated April 1, 2001 between Taryn G. Reynolds and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.11 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.12 Consulting Contract dated May 22, 1998 between Wm. George Fleming, Bond Bio-Tech, Ltd. and the Company (filed as Exhibit 10.16 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.13    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc. (filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998,
         and incorporated herein by reference).
10.14 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.15 Form of Indemnification Agreement between the Company and its directors and officers (filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.16 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.17 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed with the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.19 Consulting Agreement dated September 29, 2002 between Eiji Matsuura, PhD and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.20 License Agreement dated September 29, 2002 between Eiji Matsuura, PhD and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.21 Extension to Business Development & Consulting Services Agreement dated November 27, 2002 by and between Ascendiant capital Group, LLC and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.22    Employee Stock Compensation Plan
10.23    Amended and Restated 1999 Incentive Stock Plan
10.24    Amended and Restated Employee Stock Purchase Plan
21.1     Amended Subsidiaries of the Registrant (filed as Exhibit
         21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
21.2     Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form
         10-QSB, and incorporated herein by reference.
21.3     Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form
         10-QSB, and incorporated herein by reference.
21.4 Warrant Agreement dated October 11, 2001 between Phillips V. Bradford and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.5 Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.6 Underlease Agreement dated October 3, 2001 between G.V. Callen, A.G. Pirmohamed and Corgenix UK, Ltd. filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.7 Distribution Agreement and OEM Agreement dated March 14, 2002 between RhiGene, Inc. and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.8 Distribution and OEM Agreement dated March 14, 2002 between RhiGene, Inc., and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
99.1* Certificate of Corgenix Medical Corporation's Chief Executive Officer, President and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
* Filed Herewith
---------------------------------------
      (b)  Reports on Form 8-K.

           None.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") based on such evaluation; and
(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal half-year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and


   Date:  February 11, 2004


      /S/Luis R. Lopez
      Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") based on such evaluation; and
d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal half-year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors:

a. all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and



   Date:  February 11, 2004


      /S/William H. Critchfield
      Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") based on such evaluation; and
d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal half-year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors:

a. all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and



   Date:  February 11, 2004


      /S/Douglass T. Simpson
      President

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


           Dated:    February 11, 2004



/S/Luis R. Lopez
Chief Executive Officer


/S/William H. Critchfield
Chief Financial Officer


/S/Douglass T. Simpson
President



                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



February 11, 2004                      By:/s/ Luis R. Lopez
                                          Luis R. Lopez, M.D.
                                          Chairman and Chief Executive Officer