Form 10QSB
period 2004-03-31
CORGENIX MEDICAL CORP/CO
filed 2004-05-12
CIK 1063665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT  UNDER TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2004


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



The number of shares of Common Stock outstanding was 5,321,319 as of May 11, 2004.


Transitional Small Business Disclosure Format.     Yes _     No X

2
                          CORGENIX MEDICAL CORPORATION


                                 March 31, 2004





                                TABLE OF CONTENTS


                                                                         Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                          3


      Item 2.   Management's  Discussion  and Analysis of Financial
                Condition and Results of Operations                       12



      Item 3.  Controls and Procedures                                    17




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                        24


      Item 2.   Changes in Securities and Use of Proceeds                24


      Item 3.   Defaults Upon Senior Securities                          24


      Item 4.   Submission   of  Matters  to  a  Vote  of
                Security Holders                                         24


      Item 5.   Other Information                                        24


      Item 6.   Exhibits and Reports on Form 8-K                         24


      Certifications                                                     63


      Signature Page                                                     66

3
                                     PART I
             Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

-------------------------------------------------------------------

                                                   March 31,       June 30,
                                                    2004            2003
                                                 (Unaudited)
                     Assets

Current Assets:
   Cash and equivalents                           $  488,462       342,377

   Accounts receivable, less allowance for
    doubtful accounts of  $13,000                    758,660      628,717
   Inventories                                       927,193      815,222

   Prepaid expenses                                   46,861       42,788
                                              ---------------------------------
                    Total current assets           2,221,176    1,829,104

Equipment:
   Capitalized software costs                        122,855      122,855
   Machinery and laboratory equipment                585,935      585,935
   Furniture, fixtures, leaseholds and office        510,503      503,787
equipment                                     ---------------------------------
                                                   1,219,293    1,212,577
   Accumulated depreciation and amortization        (883,816)    (789,564)
                                              ---------------------------------
                    Net equipment                    335,477      423,013
                                              ---------------------------------
Intangible assets:
   Patents, net of accumulated amortization of       116,694      172,566
    $1,000,850 and $944,978
   Goodwill                                           13,677       13,677
                                              ---------------------------------
                     Net intangible assets           130,371      186,243
                                              ---------------------------------
   Due from officer                                   12,000       12,000
   Other assets                                      124,261      105,356
                                              ---------------------------------
                     Total assets                 $2,823,285    2,555,716

      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of notes payable               $  985,385      378,683

   Current portion of capital lease obligations       66,959       95,881

   Accounts payable                                  469,089      618,934
   Accrued payroll and related liabilities           197,022      180,630

   Accrued interest                                  120,402       99,660
   Accrued liabilities                                96,848      105,392
                                              ---------------------------------
                     Total current liabilities     1,935,705    1,479,180

Notes payable, excluding current portion             273,012      373,167

Capital lease obligations, excluding current          18,361       61,504
portion                                       ---------------------------------
                       Total liabilities           2,227,078    1,913,851

Redeemable common stock, 880,282 shares issued
   and outstanding at March 31,
   2004, aggregate redemption value of $500,000,
   net of unaccreted discount and issuance
   costs of $86,558 and $151,474                     413,442      348,526

Stockholders' equity:
   Preferred stock, $0.001 par value.
   Authorized 5,000,000 shares, none issued or
   outstanding                                          -            -
   Common stock, $0.001 par value.  Authorized
   40,000,000 shares; issued and outstanding
   5,319,340 and 5,304,607 shares at March 31
   and June 30, respectively                           4,406       4,391

Additional paid-in-capital                         4,947,173   4,930,576
   Accumulated deficit                            (4,759,724) (4,642,297)
   Accumulated other comprehensive income (loss)      (9,090)        669
                                               --------------------------------
                     Total stockholders' equity      182,765     293,339
                                               ---------------------------------
                     Total liabilities and
                     stockholders' equity         $2,823,285   2,555,716
                                                  =============================
See accompanying notes to consolidated financial statements.

5
4
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
  Consolidated Statements of Operations and Comprehensive Income
                                     (Loss)

                             Three Months Ended      Nine Months Ended
                             March 31, March 31,   March 31,   March 31,
                              2004      2003        2004        2003
                           --------------------------------------------
                                (Unaudited)            (Unaudited)

Net sales                  $1,355,973  1,171,320   3,745,041  3,904,889
Cost of sales                 419,341    389,948   1,337,146  1,266,121
                           --------------------------------------------

          Gross profit        936,632    781,372   2,407,895  2,638,768


Operating expenses:
   Selling and marketing      327,612    399,194     981,705  1,100,854

   Research and development   193,254    210,666     563,482    635,900

   General and
administrative               305,982    268,945      846,029    895,996
                          ----------------------------------------------

   Total expenses            826,848    878,805    2,391,216  2,632,750


          Operating income
          (loss)             109,784    (97,433)      16,679      6,018

Interest expense, net         21,395     27,622       69,190     80,963

                           ----------------------------------------------

          Net income (loss)   88,389   (125,055)     (52,511)    (74,945)


 Accretion of discount on
   redeemable common stock    21,639    21,639        64,917      64,918
                           ----------------------------------------------

Net income (loss)
available to common
stockholders                $ 66,750  (146,694)     (117,428)  (139,863)
                           ==============================================
 Net income (loss) per
share, basic                $   0.01     (0.03)        (0.02)    (0.03)

 Net income (loss) per
share, diluted              $   0.01     (0.03)        (0.02)    (0.03)

Weighted average shares
   outstanding,
      Basic (note 3)       5,307,084  5,245,348    5,300,216  5,225,814

Weighted average shares
   outstanding,
diluted (note 3)           5,971,572  5,245,348    5,300,216  5,225,814
                          ===============================================
     Net income (loss)     $  88,389   (125,055)     (52,511)   (74,945)


Other comprehensive income
(loss)- foreign
currency translation         (9,322)      5,000       (9,759)   (23,937)
                         -----------------------------------------------

 Total comprehensive
 income (loss)             $ 79,067   (120,055)      (62,270)   (98,882)
                         ===============================================
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                    For the nine months ended March 31, 2004

                     Common                        Accumulated
                     Stock,  Additional                other          Total
                     $0.001   paid-in  Accumulated comprehensive   stockholders'
                      par     capital   deficit       income          equity

Balance at June 30,
2003               $ 4,391   4,930,576 (4,642,297)      669          293,339

Issuance of common
  stock and stock
  options for
  services              15     16,597                                 16,612


Foreign currency translation                         (9,759)          (9,759)

Accretion of discount
  on redeemable common stock            (64,916)                     (64,916)
Net income (loss)                       (52,511)                     (52,511)
                                        --------
                ---------------------------------------------------------------

Balance at March 31,
2004               $ 4,406  4,947,173 (4,759,724)    (9,090)         182,765
                ===============================================================

                                  CONFIDENTIAL
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



               Consolidated Statements of Cash Flows
-------------------------------------------------------------------
                                                  Nine Months Ended
                                                March 31,     March 31,
                                                  2004          2003
                                               ---------------------
                                                      (Unaudited)
Cash flows from operating activities:
  Net loss                                    $ (52,511)      (74,945)
  Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
         Depreciation and amortization          148,041       160,114
         Equity instruments issued
            for services                         10,643        22,153
Changes in operating assets and liabilities:
         Accounts receivable                   (112,351)       76,527
         Inventories                           (108,804)     (136,283)
         Prepaid expenses and
            other assets                        (22,059)       (7,711)
         Accounts payable                      (183,315)     (195,807)
         Accrued payroll and
            related liabilities                  18,644        32,852
         Accrued interest and
            other liabilities                     7,803        91,666
                                               -----------------------

                 Net cash used in
                   operating activities        (293,909)      (31,434)
                                               -----------------------

Cash flows used in investing activities:
   Purchases of equipment                        (3,370)      (26,127)
                                               ------------------------


Cash flows from financing activities:
  Proceeds from issuance of common
    stock, redeemable common stock,
    warrants and exercise of stock
    options                                       5,990       500,000
  Proceeds from issuance of notes
    payable                                     666,031        69,100
  Payments on notes payable                    (159,295)     (249,977)
  Payments on capital lease obligations         (72,064)      (78,140)
  Payments for costs of issuance of
    common stock                                    (22)      (15,248)
                                               ------------------------

          Net cash provided  by
            financing activities                440,640       225,735
                                               -----------------------

          Net increase (decrease) in
            cash and cash equivalents           143,361       168,174

Impact of foreign currency translation
adjustment on cash                                2,695       (23,937)

Cash and cash equivalents at beginning
of period                                       342,406       164,378
                                               ----------------------
Cash and cash equivalents at end of
period                                         $488,462      308,615
                                               ======================

Supplemental cash flow disclosures:
   Cash paid for interest                      $ 49,089       64,740
Noncash investing and financing
activity--
    Equipment acquired under capital
     leases                                    $   -         47,477
                                               ---------------------

See accompanying notes to consolidated financial statements.

           CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Corgenix Medical Corporation (which we refer to as Corgenix or the Company) is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. The Company currently sells 73 diagnostic products (the "Diagnostic Products") on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions.

The Company's corporate headquarters is located in Westminster, Colorado. Corgenix has two wholly owned operating subsidiaries:

o     Corgenix, Inc., established in 1990 and located in
           Westminster, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America and Japan, and also conducts product development, product support, regulatory affairs and product manufacturing of the Diagnostic Products.

o Corgenix (UK) Ltd., is located in Peterborough, England. Corgenix UK manages the Diagnostic Business' international sales and marketing activities except for distribution in North America and Japan which is under the responsibility of Corgenix, Inc.

On August 5, 2003 (as amended October 21, 2003), the Company entered into a letter of intent to merge with Genesis Bioventures, Inc. (which we refer to as GBI) a biomedical development company focused on the development of diagnostic tests ("Merger Transaction"). On March 12, 2004, the Company and Genesis signed a definitive merger agreement to effectuate the merger. The parties are seeking to close the merger transaction on or before August 31, 2004.

If the merger is consummated, then Genesis would issue 14 million shares in exchange for 100% of Corgenix's outstanding shares. On March 24, 2004 Genesis advanced $500,000 to the Company in the form of a Convertible Promissory Note ("Bridge Note"), for on-going business operations as well as merger transaction related expenses. Pursuant to the main provisions of the Bridge Note, interest will not accrue on the principal balance of the Bridge Note unless and until the merger closing does not occur, in which case the interest will accrue at the prime rate at the time of such termination and from said date of termination. Upon a merger termination, the unpaid principal plus accrued interest thereon is payable in four fully amortized semi-annual payments, with the first payment due on October 31, 2004. Depending upon the reason for a merger termination, the lender (Genesis) may elect to convert the unpaid principal balance of the Note plus accrued but unpaid interest thereon (if any) into shares of common stock of Corgenix, at a conversion price of $.40 per share if the merger termination is due to the unrightful refusal to close by Corgenix, or at a conversion price of $.568 per share if the merger termination is for any other reason. The terms of the merger agreement provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, the location of Corgenix's current corporate headquarters. In addition, the proposed merger is conditioned upon certain closing conditions, including approval by the stockholders of each company, the successful completion of a second round of merger related financing in the amount of at least 6 million dollars (which we refer to as the Takeout Financing). The foregoing dates and amounts of these provisions may be waived at the discretion of Corgenix. The Takeout Financing would provide the combined companies with funding to continue to develop and further expand their respective technologies and sales and marketing activities. Finally, in the event of a breach of the Merger Agreement, the breaching party may be liable for up to $1,500,000 of liquidated damage penalties.
The accompanying consolidated financial statements have been prepared without audit and in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31, 2004 and June 30, 2003 and the results of operations for each of the three and nine month periods ended March 31, 2004 and 2003, and the cash flows for each of the nine month periods then ended. The operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2003.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates.

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

  3.     EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding increased for the dilutive effect of potentially dilutive securities outstanding during the period. The dilutive effect of stock options, warrants and their equivalents is calculated using the treasury stock method
        The components of basic and diluted income (loss) per share are as follows:
                               3 months   3 months    9 months   9 months
                                 ended      ended       ended      ended
                                March 31,  March 31,  March 31,  March 31,
                                 2004       2003         2004       2003

Net  income  (loss)  available
 to common stockholders         $66,750   (146,694)  (117,428)  (139,863)
                               ===========================================

Common and common equivalent shares outstanding:
  Historical common   shares
   outstanding for basic
   income (loss) per share at
   beginning of period         5,299,671  5,231,713   5,271,192   4,333,095
  Weighted average common
   shares issued during
   the period                     7,413    13,635       29,024     892,719
                               ---------------------------------------------

  Weighted average common
   shares-basic               5,307,084  5,245,348    5,300,216    5,225,814
  Dilutive effect of
   potentially dilutive
   securities Outstanding      664,488       -           -             -
                               --------------------------------------------

   Weighted average common
    shares-diluted            5,971,572  5,245,348   5,300,216    5,225,814

Net income (loss)per
    share-basic               $  0.01     (0.03)       (0.02)     (0.03)
                               =============================================
Net income (loss)per
    share-diluted             $  0.01  (0.03)          (0.02)     (0.03)
                               =============================================

4.      INCOME  TAXES

    A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

5.      SEGMENT INFORMATION

  The Company has two segments of business: domestic and international operations. International operations primarily transact sales with customers in Europe and continents other than North America, while domestic operations transact sales primarily in North America. Sales to a Japanese strategic partner (which ceased inb November 2002) for sales in Japan, emanating from the United States, have historically also been included in the domestic business segment. The following table sets forth selected financial data for these segments for the three and nine month periods ended March 31, 2004 and 2003.
                 Three Months Ended March 31,      Nine Months Ended March 31,
                  Domestic    Intl.     Total       Domestic   Intl.    Total

Net        2004 $ 1,022,509  333,464  1,355,973   2,873,996   871,045  3,745,041
sales      2003 $   903,647  267,673  1,171,320   3,061,539   843,350  3,904,889
                 --------------------------------------------------------------

Net income
(loss)     2004 $   (5,965)   94,354     88,389   (252,468)   199,957  (52,511)
           2003   (209,423)   84,368   (125,055)  (277,321)   202,376  (74,945)
                 --------------------------------------------------------------
Depreciation
and
amortization
           2004 $  49,444       512      49,956    146,502     1,539   148,041
           2003 $  45,413       481      56,917    124,496     1,442  160,114
                 ---------------------------------------------------------------
Interest expense,
net        2004 $  19,918     1,477      21,395     62,204     6,986   69,190
           2003 $  20,607     7,015      27,622     64,765    16,198   80,963
                 --------------------------------------------------------------
Segment
assets     2004 $2,411,152  412,133   2,823,285   2,411,152  412,133  2,823,285

  June 30, 2003 $2,097,844  457,872   2,555,716   2,097,844  457,872  2,555,716
                ===============================================================



6.    REDEEMABLE COMMON STOCK

On July 1, 2002, the Company entered into an agreement (which we refer to as the MBL Agreement) with Medical & Biological Laboratories Co., Ltd. ("MBL"), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan, under which the Company sold 880,282 shares of its $.001 par value common stock to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $484,746. Under the MBL Agreement, MBL was also granted a put option pursuant to which MBL could cause the Company to repurchase the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." The put option requires the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option is exercisable by MBL any time after the termination or expiration of the distribution agreement between the Company and RhiGene, MBL's U.S. subsidiary, upon any merger or consolidation of the Company with another corporation wherein the Company's stockholders own less than 50% of the surviving corporation or upon any sale or other disposition of all or substantially all of the Company's assets. In March 2004, MBL's representative to the Company's Board of Directors voted in favor of the execution of the Merger Agreement by the Company's management. MBL's approval of the eventual merger is not required, and they have given the Company verbal assurance that they expect to vote their shares in favor of the merger at the upcoming shareholders meeting. The present distribution agreement with RhiGene expires on March 31, 2005, though the distribution agreement may be renewed or extended prior to that time.

Pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws that would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted certain anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received piggyback registration rights along with certain demand registration rights.

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

    7.  STOCK COMPENSATION

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan ("ESPP") to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The ESPP is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day and last business day of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own 5% or more of the total combined voting power or value of all classes of stock. A total of 60,000 common shares were registered with the Securities and Exchange Commission for purchase under the ESPP. During September 2002, the Company determined that it had inadvertently issued and registered more common stock under the ESPP than had been authorized by stockholders of the Company. On December 11, 2002, the Company's stockholders approved the Amended and Restated Employee Stock Purchase Plan. 200,000 shares of Corgenix common stock are reserved for issuance under the Amended and Restated Employee Stock Purchase Plan. Compensation expense is recognized for the fair value of the employee's purchase rights. Compensation expense recognized for the 15% discount on shares purchased under the Amended and Restated Employee Stock Purchase Plan amounted to $553 and $782 for the three months and $1,593 and $1,939 for the nine months ended March 31, 2004 and 2003, respectively. There were 4,936 and 15,361 shares issued under the Amended and Restated Employee Stock purchase Plan during the three months and 33,415 and 33,697 shares issued during the nine months ended March 31, 2004 and 2003, respectively.

In October 1999 and July 2000 the Company reserved a total of 200,000 shares of its common stock for an Incentive Stock Option Plan for employees, directors and consultants. Options are granted at the discretion of the board of directors with an exercise price equal to or greater than the market value of the Company's common stock on the grant date. On December 11, 2002, the Company's stockholders approved the Amended and Restated 1999 Incentive Stock Plan and reserved 800,000 shares of Corgenix common stock for issuance thereunder.

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income would have been decreased or net loss would have been increased to the pro forma amounts indicated as follows:









                                 Three     Three      Nine     Nine
                                 Months    Months    Months   Months
                                 Ended     Ended      Ended   Ended
                                -----------------------------------
                                March 31,  March 31, March 31, March 31,
                                  2004      2003       2004     2003
                                --------------------------------------


  Net income(loss) available
    to common stockholders
    as reported                 $ 66,750 (146,694)  (117,428) (139,863)
  Net income (loss)available
    to common stockholders
    pro forma                     51,643 (159,909)  (162,749) (179,508)
  Net income (loss) per
    share as reported              0.01   (0.03)     (0.02)     (0.03)
  Net income (loss) per
    share pro forma                0.01   (0.03)     (0.03)     (0.03)

    Fair value was determined using the Black Scholes option - pricing model. There were no stock options granted during the nine months ended March 31, 2004.

Item 2.




                          CORGENIX MEDICAL CORPORATION
              Management's Discussion and Analysis of
           Financial Condition and Results of Operations


      The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.


      General


            Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to hospitals, clinical laboratories, commercial reference laboratories and research institutions. We currently market 73 products covering autoimmune disorders, vascular diseases, infectious diseases, liver disease and laboratory instrumentation. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners. We manufacture products for inventory based upon expected sales demand, usually shipping products to customers within 24 hours of receipt of orders. Accordingly, we do not operate with a customer order backlog. Except for the fiscal year ended June 30, 1997 and the nine months ended March 31, 2004, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of licensing fees and milestone payments from research and development agreements with strategic partners.

      In fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 57 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

      Although we have experienced growth in revenues every year except 1997 and the nine months ended March 31, 2004, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development milestone payments and license fees from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

      Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (which we refer to as GAAP). We believe that the policies identified below are critical to the understanding of our results of operations. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management has made estimates and assumptions based on these policies. We do not believe that there is a great likelihood that materially different amounts would be reported if different assumptions were used. However, the application of these policies involves judgments and assumptions as to future events and, as a result, actual results could differ significantly from those estimates.




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

      Results of Operations


      Three Months Ended March 31, 2004 compared to 2003

      Net sales. Net sales for the three months ended March 31, 2004 were $1,355,973, a $184,653 or 15.8% increase from $1,171,320 in the prior year.
Domestic sales increased 14.2% while sales to international distributors decreased 24.6% from period to period. The principal reasons for the increase were international and to a lesser extent, domestic increases in sales of Hyaluronic Acid Test Kits plus domestic and to a lesser extent, international increases in sales of test kits for certain vascular diseases. In addition, phospholipids test kit sales increased slightly. However, the increases in the lines mentioned above were somewhat offset by reductions in OEM sales.

      Cost of sales. Cost of sales, as a percentage of sales, decreased to 30.9% for the quarter ended March 31, 2004 from 33.3% in 2003 primarily due to increased sales of Hyaluronic Acid Test Kits. Said sales were made at a higher gross margin than other test kits in the product line. This was partially offset by higher raw material costs associated with the new manufacturing format of the Company's main product line.

      Selling and marketing. Selling and marketing expenses decreased 17.9% or $71,582 to $327,612 for the quarter ended March 31, 2004 from $399,194 in 2003.
The majority of this decrease involved decreases in labor-related, travel and advertising costs resulting from cost controls and reductions put into place on August 1, 2003. The remainder of the change resulted from individually minor changes in other selling and marketing expenses

      Research and development. Research and development expenses decreased $17,412 or 8.3% to $193,254 for the quarter ended March 31, 2004 from $210,666 in 2003. The majority of this decrease involved reductions in labor-related costs resulting from recently ended development projects in addition to the August 1, 2003 company-wide cost controls and reductions mentioned above.

      General and administrative. General and administrative expenses increased $37,037 or 13.8% to $305,982 for the quarter ended March 31, 2004 from $268,945 in 2003, primarily due to increases in outside services, printing expenses, and bank charges, offset to a large extent by reductions in other expense categories resulting from cost controls and reductions which were recently put in place.

      Interest expense. Interest expense decreased $6,227 or 22.5% to $21,395 for the quarter ended March 31, 2004 from $27,622 in 2003 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Accretion of discount on redeemable common stock. This item represents the accretion of the discount on redeemable common stock over the 33-month period from the date the stock was issued to the presently expected first date on which the related embedded put option may be exercised. The redeemable common stock was issued in July 2002.

      Nine Months Ended March 31, 2004 compared to 2003

      Net sales Net sales for the nine months ended March 31, 2004 were $3,745,041, a $159,848 or 4.1% decrease from $3,904,889 in the prior year.
Domestic sales decreased 5.8% while sales to international distributors increased 3.3% from period to period. The principal reasons for the slight decrease was the loss of $132,000 in sales of Hyaluronic Acid Test Kits to Fujirebio (formerly Chugai) as a result of the loss of Fujirebio in November 2002 as the principal Hyaluronic Acid Test Kits customer for distribution in Japan. Sales to Fujirebio since November 2002 have been nil. The remaining fluctuation in overall sales is due to decreases in OEM sales, almost entirely offset by increases in vascular disease test kit sales.

      Cost of sales. Cost of sales, as a percentage of sales, increased to 35.7% for the nine months ended March 31, 2004 from 32.4% in 2003 primarily due to higher raw material costs associated with the new manufacturing format of the Company's main product line, partially offset by sales of Hyaluronic Acid Test Kits, at higher margins, to customers other than Fujirebio.

      Selling and marketing. Selling and marketing expenses decreased $119,149 or $10.8% to $981,705 for the nine months ended March 31, 2004 from $1,100,854 in 2003. The majority of this decrease involved decreases in labor-related, travel and advertising costs resulting from cost controls and reductions put into place on August 1, 2003. The remainder of the change resulted from individually minor changes in other selling and marketing expenses

      Research and development. Research and development expenses decreased $72,418 or 11.4% to $563,482 for the nine months ended March 31, 2004 from $635,900 in 2003. The majority of this decrease involved reductions in labor-related costs and purchases and development costs resulting from recently ended development projects in addition to the August 1, 2003 company-wide cost controls and reductions mentioned above.

      General and administrative. General and administrative expenses decreased $49,967 or 5.6% to $846,029 for the nine months ended March 31, 2004 from $895,996 in 2003, primarily due to cost controls and reductions which were recently put in place. As a result of said cost controls, the largest reductions came in two primary categories, outside services and printing expenses. The remaining fluctuation is due to individually minor changes in other general and administrative expenses.

      Interest expense. Interest expense decreased $11,773 or 14.5% to $69,190 for the nine months ended March 31, 2004 from $80,963 in 2003 due primarily to a decrease in interest-bearing debt in addition to lower interest rates.

      Accretion of discount on redeemable common stock. This item represents the accretion of the discount on redeemable common stock over the 33 month period from the date the stock was issued to the presently expected first date on which the related embedded put option may be exercised. The redeemable common stock was issued in July 2002.

      Liquidity and Capital Resources

      Cash used in operating activities was $293,909 for the nine months ended March 31, 2004 compared to cash used in operating activities of $31,434 during the prior fiscal year's first nine months. The cash used in operations resulted primarily from a substantial decrease in accounts payable plus increases in accounts receivable and inventories. The decrease in accounts payable resulted primarily from catch-up payments to vendors out of the proceeds of the $500,000 advance from Genesis. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of our accounts receivable are due from enterprises with substantial financial resources.

      Net cash used by investing activities, the purchase of equipment, was $3,370 for the nine months ended March 31, 2004 compared to $26,127 for the prior fiscal year's first nine months. The decrease was mainly attributable to reduced spending on manufacturing and laboratory equipment.

      Net cash provided by financing activities amounted to $440,640 for the nine months ended March 31, 2004 a substantial reduction from the $225,735 provided in the prior fiscal year. This increase in cash provided over the comparable prior year was primarily due to increased proceeds from the issuance of notes payable during the current period as a result of the $500,000 advance from Genesis mentioned above plus increased draws on the Company's bank line of credit. This increase was materially offset by the $500,000 redeemable common stock proceeds received in the prior year.

      Historically, we have financed our operations primarily through long-term debt and by sales of redeemable common stock, and common stock. In March 2004, as mentioned above, the Company received a $500,000 advance from Genesis. In fiscal 2003 we raised $500,000 before offering costs through a private sale of redeemable common stock and warrants.

      We have also received financing for operations from sales of diagnostic products and agreements with strategic partners. Accounts receivable increased $129,943 or 20.7% to $758,660 at March 31, 2004 from $628,717 at June 30, 2003.
This increase at March 31, 2004 was primarily attributable to a sharp increase in revenues in March 2004. Our accounts payable decreased $149,845 or 24.2% to $469,089 from $618,934 at June 30, 2003 primarily as a result of catch-up payments to vendors out of the proceeds of the $500,000 advance from Genesis.

      Our future capital requirements will depend on a number of factors, including the proposed merger with Genesis and the related Takeout Financing, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential other future merger and acquisition activity. Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of redeemable common and common stock, the Bridge Note mentioned above, and long-term debt financing. If completed, the Takeout Financing would provide approximately $6,000,000 to occur concurrently with the consummation of the merger with Genesis, now estimated to be on or about August 31, 2004. If, for any reason, the Takeout Financing and the planned merger with Genesis do not occur, we will definitely need to implement new expense reductions and seek new debt agreements and/or sell additional equity securities in fiscal year 2005 to generate additional operating capital, to develop the markets and obtain the regulatory approvals for our products in the United States, and to pursue all of our strategic objectives. We believe that our current availability of cash, working capital, future proceeds from the issuance of common stock, debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months. At March 31, 2004, cash on hand amounted to $488,462 compared to $342,377 at June 30, 2003. At March 31, 2004, the Company had available borrowings under its $400,000 bank line of credit of approximately $319,875 and had drawn $294,104 on the line. The borrowings at June 30, 2003 were limited to a maximum of $279,500 based upon the calculation of the accounts receivable borrowing base. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from our estimates.

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

















































      Item 3.


                         Controls and Procedures

               Evaluation of disclosure  controls and procedures.
               ----------------------------------------------------
  The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

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

      Forward-Looking Statements and Risk Factors

      This 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-QSB, including, without limitation, statements regarding our planned merger with Genesis, the Takeout Financing, future product developments, strategic partnership expectations, technological developments, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

      Certain factors that could cause actual results to differ materially from those expected include the following:

      There can be no assurance that the merger with Genesis will be consummated or that if consummated, that the intended business benefits will be realized.

      The merger with Genesis is subject to, among other conditions, the completion of a $6,000,000 financing. The parties are seeking such equity from institutional parties. There is no assurance that such a financing will be accomplished. In addition, in the event of a breach of the merger agreement, the breaching party may be liable to the other party for up to $1,500,000 of liquidated damages. There can be no assurance that if a breach occurs the breaching party would be able to meet its liquidated damages obligations.

      The merger of Genesis and the Company may not be completed for any variety of reasons including, failure to obtain necessary shareholder approval, breach by either of the parties, and failures to satisfy conditions to closing. Even if the merger were consummated, the integration of the companies could prove to be a complex, time consuming and expensive process and may result in disruption of the business of the combined company. Following the merger, the combined company must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. There may be substantial difficulties, costs and delays involved in integrating the companies. Even if the two companies are able to integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to consummate the merger, or achieve such synergies could have a material adverse effect on the results of operations and financial condition of Corgenix or the combined company.
      We continue to incur losses and are likely to require additional financing.

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $4,759,724 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no greater than anticipated uses of cash related to the tentative merger with Genesis or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, or complete the merger related Takeout Financing mentioned above, we will undoubtedly need to raise additional capital to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

      We depend upon collaborative relationships and third parties for product development and commercialization.

      We have historically entered into research and development agreements with collaborative partners, from which we derived revenues in past years. Pursuant to these agreements, our collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of our products. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could experience increased capital requirements or be forced to undertake such activities at our own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by us in our product development efforts. Collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair our ability to deliver products on a timely basis.

      There can be no assurance of successful or timely development of additional products.

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

      Our products and activities are subject to regulation by various governments and government agencies.

      The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated there under, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We are not able to commence marketing or commercial sales in the United States of new products under development until we receive clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant premarket clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

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

      As a manufacturer of medical devices for marketing in the United States, we are required to adhere to applicable regulations setting forth detailed good manufacturing practice requirements, which include testing, control and documentation requirements. We must also comply with Medical Device Report (MDR) requirements, which require that a manufacturer reports to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. We are also subject to routine inspection by the FDA for compliance with Quality System Regulations (QSR) requirements, MDR requirements and other applicable regulations. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. We may incur significant costs to comply with laws and regulations in the future, which may have a material adverse effect upon our business, financial conditions and results of operations.

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

      We depend upon distribution partners for sales of diagnostic products in international markets.

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

      Third party reimbursement for purchases of our diagnostic products is uncertain.

      In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the puchase. Third party payers are increasingly scrutinizing and challenging the prices charged for medical products and services and they can affect the pricing or the relative attractiveness of the product. Decreases in reimbursement amounts for tests performed using our diagnostic products, failure by physicians and other users to obtain reimbursement from third party payers, or changes in government and private third party payers' policies regarding reimbursement of tests utilizing diagnostic products, may affect our ability to sell our diagnostic products profitably. Market acceptance of our products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems.

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

      We may not be able to successfully implement our plans to acquire other companies or technologies.

      Our growth strategy may include the acquisition of complementary companies, products or technologies. There is no assurance that we will be able to identify appropriate companies or technologies to be acquired, to negotiate satisfactory terms for such an acquisition, or to obtain sufficient capital to make such acquisitions. Moreover, because of limited cash resources, we will be unable to acquire any significant companies or technologies for cash and our ability to effect acquisitions in exchange for our capital stock may depend upon the market prices for our common stock. If we do complete one or more acquisitions, a number of risks arise, such as short-term negative effects on our reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. The occurrence of some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.

      We depend on suppliers for our products' components.

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

      We have only limited manufacturing experience with certain products.

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

      Due to the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel.

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

      Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations. These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and quarterly variation in our results of operations, may adversely affect the market price of our common stock. In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." As a result, many brokers are unwilling to engage in transactions in our Common Stock because of the added disclosure requirements.

      There are risks associated with fluctuating exchange rates.

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


      None

Item 5.    Other Information


      None

Item 6.  Exhibits and Reports on Form 8-K.

a. Index to and Description of Exhibits



Exhibit
Number   Description of Exhibit

3.1 Articles of Incorporation, as amended, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.
3.2 Bylaws, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.

10.4     License Agreement dated June 30, 2001 between Chugai
         Diagnostic Science Co., Ltd. and Corgenix Medical
         Corporation, filed with the Company's Form 10-KSB, and incorporated herein by reference.

10.5     Office Lease dated May 5, 2001 between Crossroads West
         LLC/Decook Metrotech LLC and Corgenix, Inc., filed with the Company's Form-10KSB, and incorporated herein by reference.
10.6 Guarantee dated November 1, 1997 between William George Fleming, Douglass Simpson and Geoffrey Vernon Callen, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.
10.7 Employment Agreement dated April 1, 2001 between Luis R. Lopez and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.

10.8 Employment Agreement dated April 1, 2001 between Douglass T. Simpson and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.9 Employment Agreement dated April 1, 2001 between Ann L. Steinbarger and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.10 Employment Agreement dated April 1, 2001 between Taryn G. Reynolds and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.11 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.12 Consulting Contract dated May 22, 1998 between Wm. George Fleming, Bond Bio-Tech, Ltd. and the Company, filed as Exhibit 10.16 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.
10.13    Stock Purchase Agreement dated September 1, 1993 between
         Chugai Pharmaceutical Co., Ltd. and REAADS Medical
         Products, Inc., filed as Exhibit 10.17 to the Company's
         Registration Statement on Form 10-SB filed June 29, 1998,
         and incorporated herein by reference.
10.14 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.
10.15 Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.
10.16 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds, filed with the Company's Form 10-KSB, and incorporated herein by reference..
10.17 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company, filed with the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001.
10.19 Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.20 License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.21 Extension to Business Development & Consulting Services Agreement dated November 27, 2002 by and between Ascendiant capital Group, LLC and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.23 Amended and Restated 1999 Incentive Stock Plan filed with the Company's filing of Proxy Statement Schedule 14A Information, and incorporated herein by reference.
10.24 Amended and Restated Employee Stock Purchase Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information, and incorporated herein by reference.
10.25* Agreement and Plan of Merger dated as of March 12, 2004 by and among Genesis Bioventures, Inc., GBI Acquisition Corporation and Corgenix Medical Corp.*
10.26 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.27 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.28 Warrant Agreement dated October 11, 2001, between Phillips V. Bradford and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.29 Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.30 Underlease Agreement dated October 3, 2001 between G.V. Calen, A.G. Pirmohamed and Corgenix UK, Ltd,. filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.31 Distribution Agreement and OEM Agreement dated March 14, 2002 between RhiGene, Inc., and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.1 Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998.
31.1*    Certification pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002.
32.1* Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification by Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed Herewith
---------------------------------------
      (b)  Reports on Form 8-K.
           None


















Exhibit 10.25










                          AGREEMENT AND PLAN OF MERGER
                           DATED AS OF MARCH 12, 2004
                                      AMONG
                            GENESIS BIOVENTURES, INC.
                           GBI ACQUISITION CORPORATION
                                       AND
                             CORGENIX MEDICAL CORP.

                          AGREEMENT AND PLAN OF MERGER

      AGREEMENT AND PLAN OF MERGER ("Agreement") dated as of March 12, 2004 ("Agreement Date"), by and among GENESIS BIOVENTURES, INC., a New York corporation ("PARENT" or "GBI"), GBI ACQUISITION CORP.), a Delaware corporation and a wholly owned subsidiary of PARENT ("Acquisition Corp."), and CORGENIX MEDICAL CORPORATION, a Nevada corporation ("TARGET" or "Corgenix"). Certain capitalized terms used herein shall have the meanings as set forth in Article XIII hereof.

      WHEREAS, the parties hereto have entered into a Letter of Intent dated July 31, 2003, as amended, with respect to a prospective combination of the business of TARGET with PARENT;

      WHEREAS, the combination is subject to a financing condition;

      WHEREAS, the parties currently believe that PARENT has a reasonable opportunity to satisfy the financing condition, and wish to express their mutual obligation with respect to the terms of the transactions, subject to the conditions thereof;

      WHEREAS, the parties hereto desire to effect the merger of TARGET with and into ACQUISITION CORP. (the "Merger") pursuant to the applicable provisions of the Delaware General Corporation Law (the "DGCL"):

      WHEREAS, the Board of Directors of each of PARENT, ACQUISITION CORP. and TARGET have approved the Merger and the terms and conditions of this Agreement and have determined that the Merger is in the best interests of their respective stockholders;

      WHEREAS, PARENT, as sole stockholder of ACQUISITION CORP. has approved the Merger for Acquisition Corp.

      WHEREAS, the Board of Directors of each of PARENT and TARGET have directed that this Agreement and the Merger be submitted to, and have recommended that they be approved by, their respective stockholders; and

      WHEREAS, the parties intend that the Merger qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

      NOW, THEREFORE, in consideration of the mutual representations, warranties, covenants and agreements contained herein, the parties hereto intending to be legally bound hereby agree as follows:


THE MERGER


The Merger. Subject to and upon the terms and conditions of this Agreement and in accordance with the DGCL, at the Effective Time (as defined in Section 1.2 hereof), TARGET shall be merged with and into ACQUISITION CORP., which shall be the surviving corporation (sometimes hereinafter referred to as the "Surviving Corporation") in the Merger.
Effective Time. If all the conditions to the Merger set forth in Articles VIII and IX hereof shall have been fulfilled or waived in accordance herewith and this Agreement has not been terminated as provided in Article XIV hereof, on the Closing Date the parties hereto shall cause certificates of merger in the form required by the DGCL and the Nevada Business Corporation Act ("NBCA") (the "Merger Filings"), to be duly prepared and executed and filed in accordance with the DGCL and NBCA. The Merger shall become effective at the time the Merger Filings are filed with the Secretary of State of the State of Delaware in accordance with the DGCL, or at such later time which the parties hereto have agreed upon and designated in such filing as the effective time of the Merger (the "Effective Time").
Effect of the Merger. From and after the Effective Time, the Merger shall have all the effects set forth in the DGCL. Without limiting the generality of the foregoing, at the Effective Time, by virtue of the Merger, all properties, rights, privileges, powers and franchises of TARGET and ACQUISITION CORP. shall vest in the SURVIVING CORPORATION and all debts, liabilities and duties of TARGET and ACQUISITION CORP. shall become the debts, liabilities and duties of the SURVIVING CORPORATION. Supplementary Action. If at any time after the Effective Time, any further assignments or assurances in law or any other things are necessary or desirable to vest or to perfect or confirm of record in the SURVIVING CORPORATION the title to any property or rights of TARGET or ACQUISITION CORP., or otherwise to carry out the provisions of this Agreement, the officers and directors of the SURVIVING CORPORATION are hereby authorized and empowered, in the name of and on behalf of TARGET and ACQUISITION CORP., to execute and deliver any and all things necessary or proper to vest or to perfect or confirm title to such property or rights in the SURVIVING CORPORATION, and otherwise to carry out the purposes and provisions of this Agreement.

THE SURVIVING CORPORATION


Certificate of Incorporation of the SURVIVING CORPORATION. The Certificate of Incorporation of ACQUISITION CORP. as in effect at the Effective Time shall be the certificate of incorporation of the SURVIVING CORPORATION until thereafter amended in accordance with such certificate and applicable Law, except that, as of the Effective Time, Article I of such Certificate of Incorporation shall be amended to read as follows: "The name of the corporation is CORGENIX MEDICAL CORPORATION." Bylaws of the SURVIVING CORPORATION. The Bylaws of ACQUISITION CORP. as in effect at the Effective Time shall be the bylaws of the SURVIVING CORPORATION until thereafter amended in accordance with such bylaws and applicable Law. Directors and Officers of the SURVIVING CORPORATION. The directors and officers of TARGET at the Effective Time shall be the directors and officers of the SURVIVING CORPORATION until their respective successors are duly elected and qualified in accordance with the SURVIVING CORPORATION certificate of incorporation, bylaws and applicable Law.

CONSIDERATIONS; CONVERSION OF SHARES


     Merger Consideration. The aggregate consideration payable by the PARENT in the Merger to holders of shares of TARGET capital stock ("TARGET Capital Stock"), shall consist of Fourteen Million (14,000,000) shares (the "Merger Shares") of the Common Stock, $0.0001 par value per share, of PARENT ("PARENT Common Stock"). Immediately prior to the transactions contemplated hereunder, PARENT shall have contributed the Merger consideration to the capital of ACQUISITION CORP. for issuance upon the Closing. Conversion of TARGET Capital Stock.
Exchange Ratio for Common Stock. Each share of Common Stock, par value $.001 per share, of TARGET (the "TARGET Common Stock") issued and outstanding immediately prior to the Effective Time will be canceled and extinguished and automatically converted (subject to Section 3.4) into the right to receive shares of PARENT Common Stock as per an exchange ratio which shall be determined by dividing the full amount of all of such issued and outstanding Capital Stock of TARGET by 14,000,000 (the "Exchange Rate").
TARGET Treasury Shares. At the Effective Time, all shares of TARGET Common Stock that are issued and held in TARGET's treasury immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, cease to be outstanding and shall be cancelled without payment of consideration therefor.
Common Stock Options, Common Stock Warrants, and Convertible or Exchangeable Securities. Each of the Common Stock Options and Warrants of TARGET and any other securities of TARGET convertible or exchangeable for Common Stock (collectively "Common Stock Warrants") outstanding immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into Common Stock Warrants of like terms and tenor to acquire PARENT Common Stock, the Shares purchasable and exercise price adjusted in accordance with the Exchange Ratio (such PARENT Common Stock Warrants received on conversion being referred to as "PARENT Merger Warrants"). To the extent any TARGET Common Stock Warrant by its terms accelerates and becomes fully exercisable upon occurrence of the Merger, the PARENT Merger Warrant received in exchange therefore shall be fully exercisable following the Merger. Schedule 3.1(c) sets forth a list of the Common Stock Warrants of TARGET outstanding as of December 31, 2003, and the corresponding number of Common Stock Warrants of PARENT (including number of Shares purchasable and exercise price) as adjusted in accordance with the Exchange Ratio. No Warrants may be issued by TARGET after December 31, 2003 without the consent of PARENT. Schedule 3.1(c) will be updated at Closing to reflect the Common Stock Warrants of TARGET outstanding as of the Closing Date (and the corresponding number of Common Stock Warrants of PARENT to be received in exchange therefore in accordance with the Exchange Ratio). Between the date hereof and the Effective Time, TARGET shall take no action, without the express prior written consent of PARENT, to issue any Common Stock Warrants or to accelerate the date on which any Common Stock Warrant vests or becomes exercisable, convertible or exchangeable, or to amend or modify any of the other terms and conditions thereof (including the exercise, conversion or exchange price).
TARGET has no shares of capital stock other than TARGET Common Stock or Common Stock Warrants. If, at the effective time, there shall be any shares of TARGET Capital Stock other than TARGET Common Stock or Common Stock Warrants, all such shares of TARGET Capital Stock which are not TARGET Common Stock or Common Stock Warrants issued and outstanding immediately prior to the Effective Time will be automatically converted (subject to Section 3.4) into the right to receive shares of PARENT Common Stock as determined by the Board of Directors of TARGET provided, by way of clarification, that in no event shall PARENT be required to pay Merger consideration with a greater number of Merger Shares than as fixed pursuant to Section 3.1 of this Agreement.
Upon conversion of the outstanding TARGET Capital Stock in accordance with this
Section 3.1, all such shares shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist; and each certificate formerly representing any such shares shall thereafter represent only the right to receive the Merger Shares into which the shares represented by such Certificate have been converted in accordance with this Section 3.1. Certificates previously representing shares of TARGET Capital Stock shall be exchanged for certificates representing whole shares of PARENT Common Stock and cash in lieu of any fractional share, without interest, issued in consideration therefor upon the surrender of such certificates in accordance with Section 3.4 hereof.
Common Stock of ACQUISITION CORP. Each share of common stock, par value $0.001 per share, of ACQUISITION CORP. issued and outstanding immediately prior to the Effective Time shall by virtue of the Merger and without any action on the part of ACQUISITION CORP. be converted into one validly issued, fully-paid and non-assessable share of common stock of the SURVIVING CORPORATION.
Other Capital Stock of ACQUISITION CORP. ACQUISITION CORP. shall have no shares of Capital Stock other than Common Stock issued and outstanding at or immediately prior to the Effective Time. Dissenters' Rights. If holders of TARGET Capital Stock are entitled to dissenters' rights in connection with the Merger under the NBCA, any shares of TARGET Capital Stock ("Dissenting Shares") held by persons who have complied with all requirements for perfecting dissenter's rights under the NBCA ("Dissenting Stockholders") shall not be converted into or represent the right to receive the Merger Shares but shall be converted into the right to receive such consideration as may be determined to be due with respect to such Dissenting Shares pursuant to the NBCA. TARGET shall give PARENT prompt notice of any demand received by TARGET for appraisal of shares of TARGET Capital Stock, withdrawals of such demands and any instruments served pursuant to the NBCA and received by TARGET with respect to Dissenting Shares, and PARENT shall have the right to participate in all negotiations and proceedings with respect to any such demand. TARGET agrees that, except with the prior written consent of PARENT, it will not voluntarily make any payment with respect to, or settle or offer to settle, any such demands.
      Each Dissenting Stockholder who, pursuant to the provisions of the NBCA, becomes entitled to payment of the fair value of shares of TARGET Capital Stock shall receive payment therefore (but only after the value therefore shall have been agreed upon or finally determined pursuant to such provisions). If, after the Effective Time, any Dissenting Stockholder shall effectively withdraw or lose (through failure to perfect or otherwise) its dissenter's rights under the NBCA, then, as of the later of the Effective Time or the occurrence of such event, such Dissenting Stockholder's shares of TARGET Capital Stock shall automatically be converted into the right to receive the appropriate Merger Shares as set forth in Section 3.1 above.

Exchange of Certificates. At the Closing, or as soon as practicable thereafter, the TARGET Stockholders shall surrender their certificate(s), duly endorsed, for cancellation as of the Effective Time. On the Closing Date or as soon as practicable thereafter, PARENT will cause its transfer agent to issue to each holder of TARGET surrendering a certificate a certificate representing the number of whole shares of PARENT Common Stock to which such holder is entitled pursuant to Section 3.1. (a) No certificates or scrip representing fractional shares of PARENT Common Stock shall be issued as part of the Merger Shares. All fractional shares of PARENT Common Stock that a TARGET Stockholder would otherwise be entitled to receive as part of the Merger Shares shall be aggregated and if a fractional share results from such aggregation, TARGET Stockholders entitled to .50 of a Share or greater shall receive one additional full Share, provided that such formula shall not increase the merger consideration required to be paid by PARENT.

(b) If any Merger Shares are to be delivered to a person other than the person in whose name the Certificate(s) for shares of TARGET Capital Stock surrendered for exchange are registered, it shall be a condition to the payment of such Merger Shares that (i) the Certificate(s) so surrendered shall be transferable, and shall be properly assigned, endorsed or accompanied by appropriate stock powers, (ii) the person requesting such transfer shall pay any transfer or other taxes payable by reason of the foregoing, and (iii) such transfer shall otherwise be proper.

(c) In the event that any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of fact by the person claiming such Certificate to be lost, stolen or destroyed (which affidavit shall contain a indemnity in favor of PARENT on customary terms and conditions applicable to such affidavits), PARENT shall issue in exchange for such lost, stolen or destroyed Certificate the appropriate Merger.

(d) Notwithstanding anything to the contrary in this Section 3.5, none of PARENT, the SURVIVING CORPORATION or any party hereto shall be liable to any person for any shares or amounts properly delivered or paid to a public official pursuant to any applicable abandoned property, escheat or similar Law.

(e) Any portion of the Merger Shares that remains unclaimed by former stockholders of TARGET for six months after the Effective Time shall be delivered to the SURVIVING CORPORATION. Any former stockholder of the TARGET who has not complied with this Article 3 shall thereafter look only to the SURVIVING CORPORATION for payment of their share of PARENT Common Stock and other consideration accruing therefrom.

Dividends. No dividends or other distributions shall be declared or made prior to the Effective Time with respect to PARENT Common Stock.
Adjustments. If, subsequent to the Agreement Date but prior to the Effective Time, PARENT changes the number of shares of PARENT Common Stock issued and outstanding as a result of a stock split, reverse stock split, stock dividend, recapitalization, subdivision, reclassification, combination, exchange or other similar change with a record date prior to the Effective Time, the Exchange Ratio and the number of Merger Shares shall be proportionately and equitably adjusted to reflect the effect of any such stock split, reverse stock split, stock dividend, recapitalization or other similar change; provided, that in no event shall any adjustment be made solely as a result of an increase in the authorized capital stock of PARENT or as a result of the issuance of shares by PARENT in connection with any financing approved by PARENT and TARGET.

REPRESENTATIONS AND WARRANTIES OF THE PARENT


      The PARENT, for itself and Acquisition Corp., hereby jointly and severally represent and warrant to TARGET as of the date hereof and as of the Closing Date, as follows, each of such representations and warranties being true and correct except as expressly set forth in the Disclosure Schedule delivered by PARENT to TARGET prior to the execution and delivery of this Agreement and which is specifically deemed a part of, and incorporated by reference in, this Agreement (such Disclosure Schedule being sometimes hereafter referred to as the "PARENT Disclosure Schedule"), provided, that it is understood and agreed TARGET is not required to undertake any independent investigation to determine the truth, accuracy, and completeness of the representations and warranties made by the PARENT, and that no due diligence investigation undertaken by TARGET shall in any way be deemed to ascribe any knowledge to TARGET different from, or in addition to, the following representations and warranties made to TARGET, or to reduce, effect, or eliminate TARGET's reliance upon such representations and warranties:

Corporate Status; Corporate Records. Each of PARENT and ACQUISITION CORP., and any of PARENT'S Subsidiaries (i) is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation set forth on the Schedule 4.1, (ii) has the corporate power and authority to own, lease and operate its properties and assets and to conduct and carry on its business as it is now being conducted and operated and (iii) is duly qualified or licensed to conduct business as a foreign corporation and is in good standing in all jurisdictions that require such qualification or licensing, except where the failure to be so qualified or licensed or to be in good standing will not have a Material Adverse Effect on PARENT. Schedule 4.1 sets forth a true and complete list of each of the Subsidiaries of the PARENT, indicating which are held directly and indirectly and, if indirectly, how the interests in any such Subsidiary are held. True and complete copies of the Certificate of Incorporation, as amended to date, and Bylaws, as amended to date, of PARENT and of ACQUISITION CORP., have been provided to TARGET. The stock ledgers of PARENT and of ACQUISITION CORP. contain accurate and complete records of all issuances, transfers and cancellations of shares of the capital stock of PARENT and of ACQUISITION CORP., respectively.
Capitalization of PARENT .
The authorized capital stock of the PARENT consists of the classes of securities, and the number of shares of each such class authorized, issued and outstanding, and the outstanding Common Stock Warrants (and their respective exercise, strike or conversion prices, dates of issuance, term, and any provisions regarding dilution or adjustment), are as are set forth on Schedule 4.2(a). All of the issued and outstanding shares of capital stock of the PARENT have been duly authorized and validly issued, are fully paid and non-assessable and were validly offered, issued, sold, and delivered by. Upon consummation of the Merger, the shares of PARENT Common Stock to be issued in exchange for TARGET Capital Stock in accordance with this Agreement will be, when so issued, duly authorized, validly issued, fully paid and nonassessable. PARENT has no liability (or potential liability) to any Person for any dividends that have been declared or accrued and remain unpaid. Except as set forth in Schedule 4.2(b), there are no outstanding rights, options or warrants to acquire capital stock of PARENT, or convertible securities convertible or exchangeable into Capital Stock of PARENT (sometimes herein collectively referred to as "Common Stock Warrants") as of December 31, 2003. No Common Stock Warrants have been, or will be issued by PARENT after December 31, 2003 without the consent of TARGET. Except as set forth in Schedule 4.2(c), (i) there are no outstanding or existing proxies, voting agreements, voting trusts, preemptive rights, rights of first refusal, rights of first offer, rights of co-sale or tag-along rights, stockholder agreements to which PARENT is a party or other rights, understandings or arrangements regarding the voting or disposition of the capital stock of PARENT to which PARENT is a party or any other restrictions (other than normal restrictions on transfer under applicable federal and state securities laws) applicable to any of PARENT's outstanding stock or other securities or to the conversion of any shares of capital stock of PARENT in the Merger pursuant to any agreement or obligation to which PARENT or any of its stockholders is a party; and (ii) PARENT has not granted or agreed to grant to any person or entity any rights (including piggyback registration rights) to have any capital securities of PARENT, including, without limitation, any Common Stock Warrants or any securities underlying the same, registered with under the Securities Act or any other Law. Except as set forth in Schedule 4.2(d), no Common Stock Warrants of PARENT (i) are subject to acceleration or automatic vesting as a result of the occurrence of the Merger, or (ii) contain any provision accelerating the vesting of the right to exercise, exchange or convert the same upon a merger or consolidation involving PARENT, an issuance or sale of PARENT Capital Stock, any sale of all or substantially all of PARENT's assets or any business combination or similar transactions involving or causing a change of control of PARENT.
Except as set forth on Schedule 4.2(e), PARENT owns all of the issued and outstanding capital stock of its Subsidiaries, free and clear of all Liens.
The authorized capital stock of Acquisition Corp. consists of the classes of securities, and the number of shares of each such class authorized, issued and outstanding, as are set forth on Schedule 4.2(f). All of the issued and outstanding shares of capital stock of Acquisition Corp. have been duly authorized and validly issued, are fully paid and non-assessable. Authorization; Enforceability.
      (a) PARENT and ACQUISITION CORP. have the corporate power and authority to execute and deliver this Agreement and all documents to which either is or will be a party in order to perform its respective obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby (the "Transaction Documents"). The execution, delivery and performance of this Agreement and the Transaction Documents has been duly authorized by all necessary corporate action on the part of each of PARENT and ACQUISITION CORP. except to the extent that the consummation of the transactions contemplated by this Agreement requires stockholder approval by the stockholders of PARENT, as contemplated by this Agreement.
      (b) This Agreement has been duly executed and delivered by each of PARENT and ACQUISITION CORP. and has been approved by the Boards of Directors of PARENT and ACQUISITION CORP., and subject to the terms and conditions set forth hereof, constitutes, and, when fully executed and delivered, each Transaction Document will constitute, a valid and binding obligation of PARENT and ACQUISITION CORP. (as applicable), enforceable against them in accordance with its terms, except as the same may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws of general application affecting the enforcement of creditors' rights generally and general equitable principles regardless of whether such enforceability is considered in a proceeding at law or in equity.
      (c) A true and correct copy of the resolutions of the Board of Directors of PARENT and ACQUISITION CORP. approving the Agreement and Merger will have been furnished to TARGET prior to the Closing.
      (d) The restrictions contained in Section 203 of the DGCL applicable to a "business combination" (as defined in such Section 203) will not apply to the execution, delivery or performance of this Agreement or to the consummation of the Merger.
No Violation. The execution, delivery and performance of this Agreement and the Transaction Documents by the PARENT and ACQUISITION CORP. do not and will not
(i) conflict with or violate any provision of respective certificates of incorporation or bylaws, each as amended to date; (ii) violate or breach any provision of, or result, through the mere passage of time, in a violation of, or result in the termination or acceleration of, or diminishment of rights under or a change in terms of, or entitle any party to terminate, accelerate or diminish rights or change terms (whether after the giving of notice or lapse of time or both) under, be in conflict with or constitute or result in a default (or an event which, with notice or lapse of time or both, would constitute such a default) under, or result in the imposition of any Lien upon or with respect to the stock or any assets, business or properties of any of either PARENT or ACQUISITION CORP. pursuant to, any instrument, commitment or obligation to which either of them is a party or by which either any of their respective assets is bound or subject, or violate or conflict with any other restriction of any kind or character to which PARENT or ACQUISITON CORP. is subject or bound; (iii) violate any Order to which either is a party or it or its respective properties or assets is subject or bound; or (iv) violate any Law, except for such violations, breaches conflicts or defaults that will not have a Material Adverse Effect on PARENT.
Consents, etc. No consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any Governmental Authority or any other person or entity on the part of the PARENT is required in connection with the execution, delivery and performance by PARENT or ACQUISITION CORP. of this Agreement and the Transaction Documents, except (a) stockholder approvals contemplated by this Agreement, which approval shall have been obtained prior to Closing, (b) filings required to comply with applicable securities Laws, (c) the Merger Filings, and (d) such other consents, authorizations, filings, approvals and registrations which, if not obtained or made, will not have a Material Adverse Effect on PARENT and will not prevent, materially alter or delay any of the transactions contemplated by this Agreement or the Transaction Documents. SEC Filings and Financial Statements.
PARENT has previously delivered to TARGET and to TARGET's counsel a copy of PARENT's most recent Report on Form 10-KSB for the period ended December 31, 2002 (the "PARENT 10KSB"), its subsequent Reports on Form 10-QSB filed subsequent to the end of the last annual period (the "PARENT 10Qs"), its Reports on Form 8-K filed subsequent to the end of the last annual period (the "PARENT 8Ks"), PARENT's other reports and proxy statements, if any, filed by PARENT with the SEC pursuant to Sections 13, 14 or 15(d) of the Exchange Act subsequent to the end of the last annual period reported on in the PARENT 10KSB (the "PARENT Proxy and Other Reports"), and PARENT's other registration statements, reports, notices and filings filed with the SEC pursuant to the Exchange Act or the Securities Act during the period subsequent to the end of the last annual period reported on in the PARENT 10KSB or, in the case of registration statements filed pursuant to the Securities Act prior to such last annual period, such registration statements if such registration statements are still effective ("PARENT'S Securities Act Filings and Exchange Act Reports"), sometimes hereafter referred to as PARENT "SEC Filings".
PARENT will also provide TARGET with drafts of such PARENT SEC Filings prepared for filing on any date on or after the Agreement Date not less than two (2) business days prior to effecting any such filing.
As of the date on which each one was filed and as of the date hereof, each PARENT SEC Filing (i) complied in all material respects with the applicable requirements of the Securities Act, the Exchange Act, other applicable securities Laws, and the rules and regulations of the SEC thereunder applicable to such SEC Filings and (ii) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.
Since December 31, 2002, PARENT has filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Exchange Act, and all such documents were filed within the time periods specified in the Exchange Act.
As of their respective dates, the PARENT Financial Statements included in the PARENT SEC filings complied as to form in all material respects with the applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. The PARENT Financial Statements have been prepared in accordance with GAAP, consistently applied, during the periods involved and fairly present in all material respects the consolidated financial position of PARENT as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments which would not be material in amount or effect). PARENT keeps proper books, records and accounts in accordance with GAAP which (i) are in all material respects true, complete and correct, (ii) have been maintained in accordance with good business practices, and (iii) are stated in reasonable detail and accurately and fairly reflect the basis for the PARENT Financial Statements. PARENT maintains a system of internal accounting controls sufficient to provide reasonable assurances that (A) transactions are executed in accordance with management's general or specific authorization; (B) transactions are recorded as necessary (x) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, (y) to maintain accountability for assets, and (C) the amount recorded for assets on the books and records of PARENT is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. Since December 31, 2002, neither PARENT nor ACQUISITION CORP. have incurred any liabilities or obligations of any nature, whether or not accrued, absolute, contingent or otherwise ("Liabilities"), other than (i) Liabilities reflected on, or reserved against in, the PARENT Financial Statements, and (ii) Liabilities incurred since December 31, 2002 in the ordinary course of business.
Absence of Certain Changes or Events; Conduct of Business. Except as set forth in Schedule 4.7(a) since December 31, 2002, PARENT has not done or suffered any of the following: amended or otherwise changed its Certificate of Incorporation or Bylaws; issued, sold, pledged, disposed of or encumbered, or authorized the issuance, sale, pledge, disposition or encumbrance of, any shares of its capital stock of any class or any Common Stock Warrants; reclassified, combined, split, subdivided or redeemed, purchased or otherwise acquired, directly or indirectly, any PARENT capital stock; declared, set aside, made or paid any dividend or other distribution, whether payable in cash, stock, property or otherwise, with respect to any PARENT capital stock; acquired (including, without limitation, for cash or shares of stock, by merger, consolidation or acquisition of stock or assets) any interest in any corporation, partnership or other business organization or division thereof or any assets, or made any investment either by purchase of stock or securities, contributions of capital or property transfer, or purchased any property or assets of any other Person; made any loans or advances to any other Person; borrowed any amount or incurred or became subject to any Liabilities (absolute, accrued or contingent), other than current Liabilities incurred in the ordinary course of business and Liabilities under contracts entered into in the ordinary course of business in accordance with past practice; assumed, guaranteed or endorsed the obligations of any Person, or entered into any "make-well" or "make-whole" or other agreements in support of the credit of any Person, except in the ordinary course of business consistent with past practice; discharged or satisfied any material Lien or adverse claim or paid any Liability (absolute, accrued or contingent), other than current Liabilities shown on the PARENT Audited Balance Sheet and current Liabilities incurred since the date of the PARENT Audited Balance Sheet in the ordinary course of business in accordance with past practice; mortgaged, pledged or subjected to any material Lien or adverse claim any of its properties or assets, except for Liens for taxes not yet due and payable or otherwise in the ordinary course of business in accordance with past practice; except in the ordinary course of its business, sold, assigned or transferred any of its assets, tangible or intangible, having a value in any single transaction in excess of $50,000; suffered any extraordinary losses or waived any rights of material value other than in the ordinary course of business in accordance with past practice; made any capital expenditures or commitments therefor other than in the ordinary course of business consistent with past practice or in an amount less than $50,000; entered into any other transaction other than in the ordinary course of business consistent with past practice in an amount less than $50,000, or any material transaction, whether or not in the ordinary course of business; suffered any damages, destruction or casualty loss, whether or not covered by insurance, affecting any of the properties or assets of PARENT, which could, individually or in the aggregate, have or result in a Material Adverse Effect; made any material change in the nature or operations of the business of the PARENT; participated in any transaction that would have a Material Adverse Effect or otherwise acted outside the ordinary course of business in any material fashion; entered into, amended, terminated or canceled any Contract, or relinquished any material rights thereunder, other than, in the ordinary course of business, consistent with past practice, (provided, that for this purpose no Contract pursuant to which the PARENT ENTITIES have any rights to own or use any intellectual property in their business (other than "off-the-shelf" software) shall be deemed immaterial); in respect of any instrument, commitment or obligation to which PARENT is a party or by which any of its respective assets is bound or subject, did any of the following: violated or breached any provision thereof, taken any action or omitted to take any action which, immediately or after the passage of time, could result in a violation thereof, or result in the termination or acceleration thereof, default thereunder, or diminishment of rights under or a change in terms thereof, or entitle any third party to declare a default, terminate, accelerate or diminish rights or change terms (whether after the giving of notice or lapse of time or both) thereunder;


result in the imposition of any Lien upon or with respect to the stock or any assets, business or properties of PARENT; or


violate or conflict with any other restriction of any kind or character to which PARENT, or any of its respective properties or assets, is subject or bound;


changed any accounting policies or procedures or made any change in any accounting methods or systems of internal accounting controls, except as may be appropriate to conform to changes in GAAP; made any Tax election, other than in the ordinary course of business consistent with past practice; paid, discharged or satisfied any Liens, claims, debts, liabilities or obligations (absolute, accrued, asserted or unasserted, contingent or otherwise), other than the payment, discharge or satisfaction in the ordinary course of business and consistent with past practice of due and payable liabilities reflected or reserved against in the PARENT Financial Statements, as appropriate, or liabilities incurred after December 31, 2002 in the ordinary course of business and consistent with past practice; entered into any Contract or transaction with or for the benefit of, or made any loan or advance to or for the benefit of, any of its directors, officers, stockholders, Affiliates or Associates or any entity in which any such director, officer, stockholder, Affiliate or Associate, or their respective Affiliates or Associates, has a direct or indirect interest, whether or not in the ordinary course of business; or entered into any agreement, commitment or understanding, whether in writing or otherwise, to take or authorize any of the foregoing actions or any action which would make any representation or warranty in this Article IV untrue or incorrect in any respect. No Material Adverse Change. Since December 31, 2002, there has not been any Material Adverse Change in the business and financial condition PARENT, taken as a whole, or any other event or condition of any character that has had or will have a Material Adverse Effect on PARENT, taken as a whole. Litigation. Except as set forth in Schedule 4.9: There are no Legal Proceedings pending or, to PARENT's Knowledge, threatened against PARENT or ACQUISITION CORP. challenging the Merger, or seeking to restrain or prohibit the consummation of the Merger. There are no Legal Proceedings pending or, to PARENT's Knowledge, threatened, against PARENT, its business or its assets which, if determined adversely to such PARENT ENTITY, will have a Material Adverse Effect on PARENT. There are no Legal Proceedings pending or, to PARENT's Knowledge, threatened, against (i) any of PARENT's officers, directors, employees, consultants or agents in their capacity as such or relating to their employment services or relationship with PARENT or (ii) any PARENT ENTITY's officers, directors, employees, consultants or agents in their capacity as such or relating to their employment services or relationship with such PARENT. There is no Order of any Governmental Authority outstanding against PARENT or any of the PARENT ENTITIES. There is no Order of any Governmental Authority or arbitrator outstanding or, to PARENT's Knowledge, threatened against any of PARENT's officers, directors, employees, consultants or agents in their capacity as such or relating to their employment services or relationship with. None of such persons have pled nolo contendre to or been convicted of any criminal violation of any securities Law or any felony, or been barred by any Governmental Authority (including, without limitation, the SEC or the FDA) or self-regulatory organization or national securities exchange (including, without limitation, the American Stock Exchange). Ownership and Operations of ACQUISITION CORP. PARENT owns all of the issued and outstanding capital stock of ACQUISITION CORP. Each outstanding share of capital stock of ACQUISITION CORP. is duly authorized, validly issued, fully paid and non-assessable and each such share owned by PARENT is free and clear of all encumbrances of any nature whatsoever. ACQUISITION CORP. was formed solely for the purpose of engaging in the transactions contemplated hereby, has engaged in no other business activities and has conducted its operations only as contemplated hereby. Tax Matters. Except as set forth in Section 4.11: Except as set forth on Schedule 4.11(a) PARENT has paid or caused to be paid all Taxes (including estimated Taxes) and other assessments due on or prior to the Agreement Date. Without limiting the generality of the foregoing, PARENT has duly paid state and local sales and use Taxes in all states in which it is required to report and pay such Taxes. No additional Tax assessment against PARENT has been heretofore proposed or, to PARENT's Knowledge, threatened by any Governmental Authority for which provision has not been made on its balance sheet. PARENT has timely filed all Tax Returns required by applicable Law and all such Tax Returns are true and correct in all material respects, and (ii) such Tax Returns are not subject to penalties under Section 6662 of the Code, relating to accuracy-related penalties (or any corresponding provision of the state, local or foreign Tax law) or any predecessor provision of law. An extension of time within which to file any Tax Return that has not been filed has not been requested or granted. PARENT has not had any Tax deficiency assessed against it. No tax audit is currently in progress and there is no unassessed deficiency proposed or, to the PARENT's Knowledge, threatened against. PARENT has withheld or collected from each payment made to each of its employees, whether in cash, stock or in kind, the full amount of all Taxes (including, but not limited to, federal income taxes, Federal Insurance Contribution Act taxes and Federal Unemployment Tax Act taxes) required to be withheld or collected therefrom, and has paid the same to the proper Governmental Authority or authorized depositories. No material special charges, penalties, fines, liens or other similar encumbrances have been asserted against PARENT with respect to the payment or failure to pay any Taxes which have not been paid or received without further liability to PARENT. PARENT (i) has not been a member of an affiliated group of corporations, within the meaning of
Section 1504 of the Code and(ii) has not agreed to make nor is it required to make any adjustments under Section 481(a) of the Code by reason of a change in accounting method or otherwise. PARENT has no plan or intention to liquidate ACQUISITION CORP. following the Merger or to cause ACQUISITION CORP. to sell or otherwise dispose of any assets of TARGET acquired in the Merger, except for dispositions made in the ordinary course of business or transfers described in Code Section 368(a)(2)(C) and the Treasury Regulations issued thereunder. Following the Merger, ACQUISITION CORP. will not issue additional shares that would result in PARENT losing control of ACQUISITION CORP. within the meaning of
Section 368(c) of the Internal Revenue Code. PARENT has no plan or intention to reacquire any of its stock issued in the Merger. Contracts. Except as set forth on Schedule 4.12(a) PARENT is not in default, violation or jeopardy of cancellation for breach or other non-performance in respect of any Contract:
             which is material to the business, assets, properties, condition
                (financial or otherwise), liabilities, rights, obligations, operations, business or prospects of the PARENT; and
             every other Contract, as follows:
between PARENT and any officer, director or key employee or consultant of PARENT;


between PARENT and any PARENT ENTITY;


all Intellectual Property created by or on behalf of PARENT or in which PARENT acquired an ownership interest or license of rights;


any Contract which may not be canceled by PARENT without penalty upon notice of 30 days or less or which provides for payments by or to PARENT in an amount in excess of $25,000 over the term of the Contract;


any Contract containing any covenant limiting in any respect the right of PARENT to engage in any line of business or in any jurisdiction or to compete with any Person or granting any exclusive distribution rights;


any Contract relating to the disposition or acquisition by PARENT after the Agreement Date of a material amount of assets not in the ordinary course of business;


any Contract pursuant to which PARENT has any material ownership interest in any corporation, partnership, joint venture or other business enterprise; or


any Contract restricting, directly or indirectly, PARENT's right to use Intellectual Property, other than such restrictions imposed by manufacturers of software which is mass-produced for the general public market and is available commercially in "shrink-wrap" packages.


Intellectual Property.
PARENT IP Rights. PARENT owns, or has the valid right or license to use, possess, sell or license free and clear of all Liens, all Intellectual Property necessary or required for the conduct of its business as presently conducted and as presently proposed to be conducted (such Intellectual Property being hereinafter collectively referred to as the "PARENT IP Rights"), and such rights to use, possess, distribute sell or license are sufficient for the conduct of such business.
Patents. Schedule 4.13(b) separately identifies each Patent, if any, owned or licensed by PARENT or in which PARENT has an interest specifying as to each item, as applicable: the title; the jurisdiction(s) in which the item is issued or registered or in which an application for issuance or registration has been filed; the issuance, registration, or application numbers and dates; and as to Patents to which PARENT holds a right to use under license, the material terms and conditions of such license, including, scope of license rights, required license fees and any minimum fees, and term of the license.
Trademarks. Schedule 4.13(c) separately identifies each Trademark, if any, owned or licensed by PARENT specifying as to each item, as applicable: the title; the jurisdiction(s) in which the item is issued or registered or in which an application for issuance or registration has been filed; and the issuance, registration, or application numbers and dates. Copyrights. Schedule 4.13(d) separately identifies each Copyright, if any, owned or licensed by PARENT specifying as to each item, as applicable: the title; the jurisdiction(s) in which the item is issued or registered or in which an application for issuance or registration has been filed; and the issuance, registration, or application numbers and dates; and as to Copyrights to which PARENT holds a right to use under license, the material terms and conditions of such license, including, scope of license rights, required license fees and any minimum fees, and term of the license.
Trade Secrets. Schedule 4.13(e) separately identifies each Trade Secret owned or licensed by PARENT specifying as to each such Trade Secret the generic nature thereof without describing the Trade Secret itself.
Protection of Trade Secrets. PARENT has taken all reasonable precautions to protect the secrecy, confidentiality, and value of its Trade Secrets and the proprietary nature and value of its Intellectual Property. Confidentiality Agreements with Key Persons. Each present or past key employee, officer, consultant or any other person who developed any part of any PARENT product or any Intellectual Property that is or will be made, used or sold by the PARENT has executed a valid and enforceable Confidentiality Agreement with the PARENT. No Infringement by PARENT. To the Knowledge of the PARENT, none of the Intellectual Property, products or services owned, used, developed, provided, sold or licensed by the PARENT, or made for, used or sold by or licensed to the PARENT by any Person or currently under development for PARENT, or the marketing or distribution of any such products or services, infringes upon or otherwise violates any Intellectual Property rights of others, nor has PARENT received any notice of any claim of any such infringement, nor does PARENT have Knowledge of any reasonable basis for any such claim.. No Infringement Upon PARENT's IP Rights. To the Knowledge of the PARENT, no Person is infringing upon or otherwise violating the Intellectual Property rights of the PARENT. No Breach by Employees or Consultants. No employee, consultant or independent contractor of
PARENT: (i) is in violation of any material term or covenant of any employment contract, patent disclosure agreement, invention assignment agreement, non-disclosure agreement, non-competition agreement or any other contract or agreement with any other party by virtue of such employee's, consultant's, or independent contractor's being employed by, or performing services for, PARENT. Neither PARENT's employment of its employees, nor the use by PARENT of the services of any consultant or independent contractor, subjects PARENT to any material liability to any third party. Royalties; Fees; Honoraria. To PARENT's Knowledge, there are no royalties, honoraria, fees or other payments payable by PARENT to any third person by reason of the ownership, use, possession, license, sale, marketing, advertising or disposition of any PARENT IP Rights. No Default. Neither the execution, delivery and performance of this Agreement nor the consummation of the Merger and the other agreements and transactions contemplated hereby and/or by the Transaction Documents will: (i) constitute a breach, violation or default by PARENT under any material instrument, contract, license or other agreement governing any PARENT IP Rights; (ii) cause the forfeiture or termination of, or give rise to a right of forfeiture or termination of, any PARENT IP Rights; or (iii) impair the right of PARENT to use, possess, sell or license any PARENT IP Rights or portion thereof. Employee and Employee Benefit Matters. Neither the PARENT nor any entity which is or was under common control maintains or contributes to, or has within the preceding six years maintained or contributed to, or may have any liability with respect to any employee benefit plan subject to Title IV of Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or Section 412 of the Code or any "multiple employer plan" within the meaning of the Code or ERISA. PARENT does not and has not sponsored, maintained or contributed to any "employee benefit plan", as defined in Section 3(3) of ERISA (including, but not limited to, employee benefit plans which are not subject to the provisions of ERISA) ("Plan"). Except as set forth in Schedule 4.14, PARENT is not a party to any collective bargaining agreement, profit sharing, stock option, stock purchase, pension, bonus, incentive, retirement, incentive award plan or arrangement, vacation policy, severance pay policy or agreement for severance pay, accelerated vesting or similar benefits following termination of employment or upon the execution of this Agreement or the Closing, deferred compensation agreement or arrangement, consulting agreement, employment contract, medical reimbursement, life insurance or other benefit plan, agreement, arrangement, program, practice or understanding ("Benefit Program"). The PARENT does not have any obligations to provide or any direct or indirect, whether contingent or otherwise, with respect to the provision of health or death of any current or former employees. Schedule 4.14 lists all of PARENT's full-time or part-time employees. There are no existing or, to PARENT's Knowledge, threatened labor disputes. PARENT owes no wages, bonuses, commissions, taxes, penalties or assessments, owed to, or arising out of the employment of, any officer, director, employee or other person or consultant. PARENT is in compliance in all material respects with all applicable laws respecting employment and employment practices, terms and conditions of employment, wages and hours, occupational safety and health, and is not engaged in any unfair labor or unfair employment practices. There is no unfair labor practice charge or complaint or any other matter against (or to PARENT's Knowledge, involving) PARENT pending or, to PARENT's Knowledge, threatened before any Governmental Authority. No agreement, arbitration or court decision or governmental order to which PARENT is a party or, to PARENT's Knowledge, to which it or any of its properties or assets is bound or subject in any way limits or restricts PARENT from relocating or closing any of its operations. Environmental Laws. PARENT is not in violation of any applicable Environmental Law and PARENT is not and will not be required to make any expenditures to comply with any Environmental Law. Insurance. Schedule
4.16 sets forth a true and complete list of all insurance policies (including the self-insurance retentions and deductibles under those policies) in force naming PARENT as an insured or beneficiary or as a loss payable payee or for which PARENT has paid or is obligated to pay all or part of the premiums. PARENT has not received written notice of any pending or threatened cancellation or material premium increase (retroactive or otherwise) with respect thereto, and, PARENT is in compliance with all conditions contained therein. There are no pending claims against such insurance by PARENT as to which insurers are defending under reservation of rights or have denied liability, and there exists no material claim under such insurance that has not been properly filed by PARENT. The insurance policies maintained by PARENT are adequate in scope and amount to cover all prudent and reasonably foreseeable risks which may arise in the conduct of their business as currently conducted and as proposed to be conducted. Related Party Transactions. Except as set forth on Schedule 4.17, no director, officer or other Affiliate or Associate of PARENT or any entity in which any such director, officer or other Affiliate or Associate, has any direct or indirect material interest in, or owns any beneficial interest in any Person (other than a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market and less than 1% of the stock of which is beneficially owned by any such persons) that has any direct or indirect interest in: (i) any property (real, personal or mixed), tangible, or intangible, used or currently intended to be used in, the business or operations of PARENT or any PARENT ENTITY, (ii) any Contract, or any other arrangement or understanding with, or relating to, the business or operations of PARENT, or any Person with which PARENT has a business relationship; (iii) any loan, arrangement, understanding, agreement or contract for or relating to indebtedness of PARENT or (iv) any Person that competes with PARENT. Trading in PARENT Common Stock. Except as set forth on Schedule 4.18, during the six month period prior to the Agreement Date, none of PARENT, any holder of 5% or more of the shares of PARENT, or any officer or director of PARENT or any such other affiliate of PARENT, has directly or indirectly purchased or sold (including short sales) any shares of PARENT Common Stock (or any put, call, option or derivative security or the like relating thereto) in any transactions. FDA Matters. After due investigation, (i) the PARENT currently has no reasonable basis to believe that any Governmental Authority, including, but not limited to, the United States Food and Drug Administration (the "FDA"), will ultimately prohibit the marketing, sale, license or use in the United States or elsewhere of any product developed, produced or marketed by the PARENT or with third parties (each, a "Product"), (ii) the PARENT knows of no product or process which the FDA has prohibited from being marketed or used in the United States which in function and composition is substantially similar to any Product, (iii) the PARENT has no Product on clinical hold nor any reason to expect that any Product is likely to be placed on clinical hold, (iv) the PARENT has disclosed to the TARGET all submissions to the FDA made by the PARENT and the FDA responses (and other material correspondence received from or submitted to the FDA by the PARENT), including, but not limited to, all FDA warning letters, regulatory letters and notice of adverse finding letters and the relevant responses, received by the PARENT or any agent thereof relative to the development of its Products, (v) none of the PARENT or, to the PARENT's Knowledge, its employees, its Affiliates or its agents, has ever been sanctioned, formally or otherwise, by the FDA, and (vi) there has not been any suspensions or debarments by the FDA or other federal departments and state regulatory bodies against the PARENT or, to the PARENT's Knowledge, any current or former employees of the PARENT. Investment Company. The PARENT is not an "investment company" or an "affiliated person" of, or "promoter" or "principal underwriter" for an investment company, within the meaning of the Investment Company Act of 1940, as amended. Compliance. The PARENT Common Stock is registered pursuant to Section 12(g) of the Exchange Act, and is listed on the American Stock Exchange, and the PARENT has taken no action designed to, or likely to have the effect of, terminating the registration of the PARENT Common Stock under the Exchange Act or delisting the Common Stock from the American Stock Exchange. The PARENT has complied with all requirements with respect to the issuance of the Merger Shares and the listing thereof on the American Stock Exchange except for the matters identified on Schedule 4.21, which include, among other things, matters required as a condition to Closing which can't be consummated at the date of this Agreement, all of which matters will be complied with prior to the Closing. The PARENT has not taken and will not, in violation of applicable law, take, any action outside the ordinary course of business designed to or that might reasonably be expected to cause or result in unlawful manipulation of the price of the PARENT Common Stock to facilitate the sale or resale of the Merger Shares. Broker's or Finder's Commissions. No investment banker, finder, broker, agent, financial person or other intermediary has acted on behalf of the PARENT in connection with the Merger, this Agreement, or the transactions contemplated hereby and thereby.

REPRESENTATIONS AND WARRANTIES OF TARGET


      TARGET hereby represents and warrants to PARENT and to ACQUISITION CORP. as of the date hereof and as of the Closing Date, as follows, each of such representations and warranties being true and correct, except as expressly set forth in the Disclosure Schedule delivered by TARGET to PARENT prior to the execution and delivery of this Agreement and which is specifically deemed a part of, and incorporated by reference in, this Agreement (such Disclosure Schedule being sometimes hereafter referred to as the "TARGET Disclosure Schedule"), provided, that it is understood and agreed PARENT is not required to undertake any independent investigation to determine the truth, accuracy, and completeness of the representations and warranties made by the TARGET, and that no due diligence investigation undertaken by PARENT shall in any way be deemed to ascribe any knowledge to PARENT different from, or in addition to, the following representations and warranties made to PARENT, or to reduce, effect or eliminate PARENT's reliance upon such representations and warranties:

Corporate Status; Corporate Records. Each of TARGET and TARGETS Subsidiaries (i) is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation set forth on the Schedule 5.1, (ii) has the corporate power and authority to own, lease and operate its properties and assets and to conduct and carry on its business as it is now being conducted and operated and (ii) is duly qualified or licensed to conduct business as a foreign corporation and is in good standing in all jurisdictions that require such qualification or licensing, except where the failure to be so qualified or licensed or to be in good standing will not have a Material Adverse Effect on TARGET. Schedule 5.1 sets forth a true and complete list of each of the Subsidiaries of the TARGET, indicating which are held directly and indirectly and, if indirectly, how the interests in any such Subsidiary are held. True and complete copies of the Certificate of Incorporation, as amended to date, and Bylaws, as amended to date, of TARGET has been provided to PARENT. The stock ledgers of TARGET contain accurate and complete records of all issuances, transfers and cancellations of shares of the capital stock of TARGET. Capitalization of TARGET and of each of TARGET's Subsidiaries. The authorized capital stock of the TARGET consists of the classes of securities, and the number of shares of each such class authorized, issued and outstanding, and the outstanding Common Stock Warrants (and their respective exercise, strike or conversion prices, dates of issuance, term, and any provisions regarding dilution or adjustment), are as are set forth on Schedule 5.2(a). All of the issued and outstanding shares of capital stock of the TARGET have been duly authorized and validly issued, are fully paid and non-assessable and were offered, issued, sold, and validly delivered by TARGET. Except as set forth in
Schedule 5.2(b), there are no outstanding rights, options or warrants to acquire capital stock of TARGET, or convertible securities convertible or exchangeable into Capital Stock of TARGET (herein collectively referred to as "Common Stock Warrants of TARGET") . Except as set forth in Schedule 5.2(c), (i) there are no outstanding or existing proxies, voting agreements, voting trusts, preemptive rights, rights of first refusal, rights of first offer, rights of co-sale or tag-along rights, stockholder agreements to which TARGET is a party or other rights, understandings or arrangements regarding the voting or disposition of the capital stock of TARGET to which TARGET is a party or any other restrictions (other than normal restrictions on transfer under applicable federal and state securities laws) applicable to any of TARGET's outstanding stock or other securities or to the conversion of any shares of capital stock of TARGET in the Merger pursuant to any agreement or obligation to which TARGET or any of its stockholders is a party; and (ii) TARGET has not granted or agreed to grant to any person or entity any rights (including piggyback registration rights) to have any capital securities of TARGET, including, without limitation, any Common Stock Warrants or any securities underlying the same, registered with under the Securities Act or any other Law. Except as set forth in Schedule 5.2(d), no Common Stock Warrants of TARGET (i) are subject to acceleration or automatic vesting as a result of the occurrence of the Merger, or (ii) contain any provision accelerating the vesting of the right to exercise, exchange or convert the same upon a merger or consolidation involving TARGET, an issuance or sale of TARGET Capital Stock, any sale of all or substantially all of TARGET's assets or any business combination or similar transactions involving or causing a change of control of TARGET. Except as set forth on Schedule 5.2(e), TARGET owns all of the issued and outstanding capital stock of its Subsidiaries, free and clear of all Liens. The authorized capital stock of the TARGET ENTITIES other than TARGET consists of the classes of securities, and the number of shares of each such class authorized, issued and outstanding, as are set forth on Schedule 5.2(f). All of the issued and outstanding shares of capital stock of each of such TARGET ENTITIES have been duly authorized and validly issued, are fully paid and non-assessable. Authorization; Enforceability.
      (a) TARGET has the corporate power and authority to execute and deliver this Agreement and all Transaction Documents to which it is or will be a party and to perform its respective obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby. The execution, delivery and performance of this Agreement and the Transaction Documents has been duly authorized by all necessary corporate action on the part of TARGET except that the consummation of the transactions contemplated by this Agreement requires stockholder approval by the stockholders of TARGET, as contemplated by this Agreement
      (b) This Agreement has been duly executed and delivered by TARGET and, has been approved by the Boards of Directors of TARGET, and subject to the terms and conditions set forth hereof, constitutes, and, when fully executed and delivered, each Transaction Document will constitute, a valid and binding obligation of TARGET (as applicable), enforceable against them in accordance with its terms, except as the same may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws of general application affecting the enforcement of creditors' rights generally and general equitable principles regardless of whether such enforceability is considered in a proceeding at law or in equity.
      (c) A true and correct copy of the resolutions of the Board of Directors of TARGET approving the Agreement and Merger will have been furnished to PARENT prior to the Closing.
      (d) DGCL applicable to a "business combination" (as defined in such Section 203) will not apply to the execution, delivery or performance of this Agreement or to the consummation of the Merger.
No Violation. The execution, delivery and performance of this Agreement and the Transaction Documents by TARGET does not and will not (i) conflict with or violate any provision of its certificate of incorporation or bylaws, each as amended to date; (ii) violate or breach any provision of, or result, through the mere passage of time, in a violation of, or result in the termination or acceleration of, or diminishment of rights under or a change in terms of, or entitle any party to terminate, accelerate or diminish rights or change terms (whether after the giving of notice or lapse of time or both) under, be in conflict with or constitute or result in a default (or an event which, with notice or lapse of time or both, would constitute such a default) under, or result in the imposition of any Lien upon or with respect to the stock or any assets, business or properties of TARGET pursuant to, any instrument, commitment or obligation to TARGET is a party or by any of its assets is bound or subject, or violate or conflict with any other restriction of any kind or character to which TARGET is subject or bound; (iii) violate any Order to which TARGET is a party or it or its respective properties or assets is subject or bound; or (iv) violate any Law, except for such violations, breaches conflicts or defaults that will not have a Material Adverse Effect on TARGET. Consents, etc. No consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any Governmental Authority or any other person on the part of the TARGET is required in connection with the execution, delivery and performance by TARGET of this Agreement and the Transaction Documents, except (a) stockholder approvals contemplated by this Agreement, which approval shall have been obtained prior to Closing, (b) filings required to comply with applicable securities Laws, (c) the Merger Filings, and (d) such other consents, authorizations, filings, approvals and registrations which, if not obtained or made, will not have a Material Adverse Effect on PARENT and will not prevent, materially alter or delay any of the transactions contemplated by this Agreement or the Transaction Documents. SEC Filings and Financial Statements.
TARGET has previously delivered to PARENT and to PARENT's counsel a copy of TARGET's most recent Report on Form 10-KSB for the period ended June 30, 2003 (the "TARGET 10KSB"), its subsequent Reports on Form 10-QSB filed subsequent to the end of the last annual period (the "TARGET 10Qs"), its Reports on Form 8-K filed subsequent to the end of the last annual period (the "TARGET 8Ks"), TARGET's other reports and proxy statements, if any, filed by PARENT with the SEC pursuant to Sections 13, 14 or 15(d) of the Exchange Act subsequent to the end of the last annual period reported on in the TARGET 10KSB (the "TARGET Proxy and Other Reports"), and TARGET's other registration statements, reports, notices and filings filed with the SEC pursuant to the Exchange Act or the Securities Act during the period subsequent to the end of the last annual period reported on in the PARENT 10KSB or, in the case of registration statements filed pursuant to the Securities Act prior to such last annual period, such registration statements if such registration statements are still effective ("TARGET'S Securities Act Filings and Exchange Act Reports"), sometimes hereafter referred to as TARGET "SEC Filings".) As of the date on which each one was filed and as of the date hereof, each TARGET SEC Filing (i) complied in all material respects with the applicable requirements of the Securities Act, the Exchange Act, other applicable securities Laws, and the rules and regulations of the SEC thereunder applicable to such SEC Filings and (ii) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Since June 30, 2003, TARGET has filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Exchange Act, and all such documents were filed within the time periods specified in the Exchange Act. As of their respective dates, the TARGET Financial Statements included in the TARGET SEC filings complied as to form in all material respects with the applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. The TARGET Financial Statements have been prepared in accordance with GAAP, consistently applied, during the periods involved and fairly present in all material respects the consolidated financial position of TARGET as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments which would not be material in amount or effect). TARGET keeps proper books, records and accounts in accordance with GAAP which (i) are in all material respects true, complete and correct, (ii) have been maintained in accordance with good business practices, and (iii) are stated in reasonable detail and accurately and fairly reflect the basis for the TARGET Financial Statements. TARGET maintains a system of internal accounting controls sufficient to provide reasonable assurances that (A) transactions are executed in accordance with management's general or specific authorization; (B) transactions are recorded as necessary
(x) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, (y) to maintain accountability for assets, and (C) the amount recorded for assets on the books and records of TARGET is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. Since June 30, 2003, TARGET has not incurred any liabilities or obligations of any nature, whether or not accrued, absolute, contingent or otherwise ("Liabilities"), other than Liabilities reflected on, or reserved against in, the PARENT Financial Statements, and Liabilities incurred since June 30, 2003 in the ordinary course of business. Absence of Certain Changes or Events; Conduct of Business. Except as set forth in Schedule 5.7(a) since June 30, 2003, TARGET has not done or suffered any of the following:
           amended or otherwise changed its Certificate of Incorporation or Bylaws;
           issued, sold, pledged, disposed of or encumbered, or authorized the issuance, sale, pledge, disposition or encumbrance of, any shares of its capital stock of any class or any Common Stock Warrants;
           reclassified, combined, split, subdivided or redeemed, purchased or otherwise acquired, directly or indirectly, any TARGET capital stock;
           declared, set aside, made or paid any dividend or other distribution, whether payable in cash, stock, property or otherwise, with respect to any TARGET capital stock;
           acquired (including, without limitation, for cash or shares of stock, by merger, consolidation or acquisition of stock or assets) any interest in any corporation, partnership or other business organization or division thereof or any assets, or made any investment either by purchase of stock or securities, contributions of capital or property transfer, or purchased any property or assets of any other Person;
           made any loans or advances to any other Person; borrowed any amount or incurred or became subject to any Liabilities (absolute, accrued or contingent), other than current Liabilities incurred in the ordinary course of business and Liabilities under contracts entered into in the ordinary course of business in accordance with past practice;
           assumed, guaranteed or endorsed the obligations of any Person, or entered into any "make-well" or "make-whole" or other agreements in support of the credit of any Person, except in the ordinary course of business consistent with past practice;
           discharged or satisfied any material Lien or adverse claim or paid any Liability (absolute, accrued or contingent), other than current Liabilities shown on the TARGET Audited Balance Sheet and current Liabilities incurred since the date of the TARGET Audited Balance Sheet in the ordinary course of business in accordance with past practice;
           mortgaged, pledged or subjected to any material Lien or adverse claim any of its properties or assets, except for Liens for taxes not yet due and payable or otherwise in the ordinary course of business in accordance with past practice;
           except in the ordinary course of its business, sold, assigned or transferred any of its assets, tangible or intangible, having a value in any single transaction in excess of $50,000;
           suffered any extraordinary losses or waived any rights of material value other than in the ordinary course of business in accordance with past practice;
           made any capital expenditures or commitments therefor other than in the ordinary course of business consistent with past practice or in an amount less than $50,000;
           entered into any other transaction other than in the ordinary course of business consistent with past practice in an amount less than $50,000, or any material transaction, whether or not in the ordinary course of business;
           suffered any damages, destruction or casualty loss, whether or not covered by insurance, affecting any of the properties or assets of TARGET, which could, individually or in the aggregate, have or result in a Material Adverse Effect;
           made any material change in the nature or operations of the business of the TARGET;
           participated in any transaction that would have a Material Adverse Effect or otherwise acted outside the ordinary course of business in any material fashion;
           entered into, amended, terminated or canceled any Contract, or relinquished any material rights thereunder, other than, in the ordinary course of business, consistent with past practice, (provided, that for this purpose no Contract pursuant to which the TARGET ENTITIES have any rights to own or use any intellectual property in their business (other than "off-the-shelf" software) shall be deemed immaterial);
           in respect of any instrument, commitment or obligation to which TARGET is a party or by which any of its respective assets is bound or subject, did any of the following:
                (A) violated or breached any provision thereof, (B) taken any action or omitted to take any action which, immediately or after the passage of time, could result in a violation thereof, or result in the termination or acceleration thereof, default thereunder, or diminishment of rights under or a change in terms thereof, or entitle any third party to declare a default, terminate, accelerate or diminish rights or change terms (whether after the giving of notice or lapse of time or both) thereunder;
                (C) result in the imposition of any Lien upon or with respect to the stock or any assets, business or properties of TARGET; or


                (D) violate or conflict with any other restriction of any kind or character to which TARGET, or any of its respective properties or assets, is subject or bound;


           changed any accounting policies or procedures or made any change in any accounting methods or systems of internal accounting controls, except as may be appropriate to conform to changes in GAAP;
           made any Tax election, other than in the ordinary course of business consistent with past practice;
           paid, discharged or satisfied any Liens, claims, debts, liabilities or obligations (absolute, accrued, asserted or unasserted, contingent or otherwise), other than the payment, discharge or satisfaction in the ordinary course of business and consistent with past practice of due and payable liabilities reflected or reserved against in the TARGET Financial Statements, as appropriate, or liabilities incurred after June 30, 2003 in the ordinary course of business and consistent with past practice;
           entered into any Contract or transaction with or for the benefit of, or made any loan or advance to or for the benefit of, any of its directors, officers, stockholders, Affiliates or Associates or any entity in which any such director, officer, stockholder, Affiliate or Associate, or their respective Affiliates or Associates, has a direct or indirect interest, whether or not in the ordinary course of business; or
           entered into any agreement, commitment or understanding, whether in writing or otherwise, to take or authorize any of the foregoing actions or any action which would make any representation or warranty in this
       Article IV untrue or incorrect in any respect.
No Material Adverse Change. Since June 30, 2003, there has not been any Material Adverse Change in the business and financial condition TARGET, taken as a whole, or any other event or condition of any character that has had or will have a Material Adverse Effect on TARGET, taken as a whole.
Litigation. Except as set forth in Schedule 5.9: There are no Legal Proceedings pending or, to TARGET's Knowledge, threatened against TARGET challenging the Merger, or seeking to restrain or prohibit the consummation of the Merger. There are no Legal Proceedings pending or, to TARGET's Knowledge, threatened, against TARGET, its business or its assets which, if determined adversely to TARGET, will have a Material Adverse Effect on TARGET.
There are no Legal Proceedings pending or, to TARGET's Knowledge, threatened, against (i) any of TARGET's officers, directors, employees, consultants or agents in their capacity as such or relating to their employment services or relationship with TARGET or (ii) any TARGET ENTITY's officers, directors, employees, consultants or agents in their capacity as such or relating to their employment services or relationship with such TARGET. There is no Order of any Governmental Authority outstanding against TARGET or any of the TARGET ENTITIES. There is no Order of any Governmental Authority or arbitrator outstanding or, to TARGET's Knowledge, threatened against any of TARGET's officers, directors, employees, consultants or agents in their capacity as such or relating to their employment services or relationship with. None of such persons have pled nolo contendre to or been convicted of any criminal violation of any securities Law or any felony, or been barred by any Governmental Authority (including, without limitation, the SEC or the FDA) or self-regulatory organization or national securities exchange (including, without limitation, the American Stock Exchange). Tax Matters. Except as set forth in Section 5.10: Except as set forth on Schedule 5.10(a) TARGET has paid or caused to be paid all Taxes (including estimated Taxes) and other assessments due on or prior to the Agreement Date. Without limiting the generality of the foregoing, TARGET has duly paid state and local sales and use Taxes in all states in which it is required to report and pay such Taxes. No additional Tax assessment against TARGET has been heretofore proposed or, to TARGET's Knowledge, threatened by any Governmental Authority for which provision has not been made on its balance sheet. TARGET has timely filed all Tax Returns required by applicable Law and all such Tax Returns are true and correct in all material respects, and (ii) such Tax Returns are not subject to penalties under Section 6662 of the Code, relating to accuracy-related penalties (or any corresponding provision of the state, local or foreign Tax law) or any predecessor provision of law. An extension of time within which to file any Tax Return that has not been filed has not been requested or granted. TARGET has not had any Tax deficiency assessed against it. No tax audit is currently in progress and there is no unassessed deficiency proposed or, to the TARGET's Knowledge, threatened against.
TARGET has withheld or collected from each payment made to each of its employees, whether in cash, stock or in kind, the full amount of all Taxes (including, but not limited to, federal income taxes, Federal Insurance Contribution Act taxes and Federal Unemployment Tax Act taxes) required to be withheld or collected therefrom, and has paid the same to the proper Governmental Authority or authorized depositories. No material special charges, penalties, fines, liens or other similar encumbrances have been asserted against TARGET with respect to the payment or failure to pay any Taxes which have not been paid or received without further liability to TARGET. TARGET (i) has not been a member of an affiliated group of corporations, within the meaning of
Section 1504 of the Code and (ii) has not agreed to make nor is it required to make any adjustments under Section 481(a) of the Code by reason of a change in accounting method or otherwise.
Contracts.
Except as set forth on Schedule 5.11(a) TARGET is not in default, violation or jeopardy of cancellation for breach or other non-performance in respect of any
Contract:
           (i) which is material to the business, assets, properties, condition (financial or otherwise), liabilities, rights, obligations, operations, business or prospects of the TARGET; and
           (ii) every other Contract, as follows: (A) between TARGET and any officer, director or key employee or consultant of TARGET;


                (B) between TARGET and any affiliate of TARGET;


                (C) all Intellectual Property created by or on behalf of TARGET or in which TARGET acquired an ownership interest or license of rights;


                (D) any Contract which may not be canceled by TARGET without penalty upon notice of 30 days or less or which provides for payments by or to TARGET in an amount in excess of $25,000 over the term of the Contract;


                (E) any Contract containing any covenant limiting in any respect the right of TARGET to engage in any line of business or in any jurisdiction or to compete with any Person or granting any exclusive distribution rights;


                (F) any Contract relating to the disposition or acquisition by TARGET after the Agreement Date of a material amount of assets not in the ordinary course of business;


                (G) any Contract pursuant to which TARGET has any material ownership interest in any corporation, partnership, joint venture or other business enterprise; or


                (H) any Contract restricting, directly or indirectly, TARGET's right to use Intellectual Property, other than such restrictions imposed by manufacturers of software which is mass-produced for the general public market and is available commercially in "shrink-wrap" packages.


Intellectual Property.
TARGET IP Rights. TARGET owns, or has the valid right or license to use, possess, sell or license free and clear of all Liens, all Intellectual Property necessary or required for the conduct of its business as presently conducted and as presently proposed to be conducted (such Intellectual Property being hereinafter collectively referred to as the "TARGET IP Rights"), and such rights to use, possess, distribute sell or license are sufficient for the conduct of such business.
Patents. Schedule 5.12(b) separately identifies each Patent, if any, owned or licensed by TARGET or in which TARGET has an interest specifying as to each item, as applicable: the title; the jurisdiction(s) in which the item is issued or registered or in which an application for issuance or registration has been filed; and the issuance, registration, or application numbers and dates; and as to Patents to which TARGET holds a right to use under license, the material terms and conditions of such license, including, scope of license rights, required license fees and any minimum fees, and term of the license.
Trademarks. Schedule 5.12(c) separately identifies each Trademark, if any, owned or licensed by TARGET specifying as to each item, as applicable: the title; the jurisdiction(s) in which the item is issued or registered or in which an application for issuance or registration has been filed; and the issuance, registration, or application numbers and dates. Copyrights. Schedule 5.12(d) separately identifies each Copyright, if any, owned or licensed by TARGET specifying as to each item, as applicable: the title; the jurisdiction(s) in which the item is issued or registered or in which an application for issuance or registration has been filed; and the issuance, registration, or application numbers and dates; and as to Copyrights to which TARGET holds a right to use under license, the material terms and conditions of such license, including, scope of license rights, required license fees and any minimum fees, and term of the license.
Trade Secrets. Schedule 5.12(e) separately identifies each Trade Secret owned or licensed by TARGET specifying as to each such Trade Secret the generic nature thereof without describing the Trade Secret itself.
Protection of Trade Secrets. TARGET has taken all reasonable precautions to protect the secrecy, confidentiality, and value of its Trade Secrets and the proprietary nature and value of its Intellectual Property. Confidentiality Agreements with Key Persons. Each present or past key employee, officer, consultant or any other person who developed any part of any TARGET product or any Intellectual Property that is or will be made, used or sold by the TARGET has executed a valid and enforceable Confidentiality Agreement with the TARGET. No Infringement by TARGET. To the Knowledge of the TARGET, none of the Intellectual Property, products or services owned, used, developed, provided, sold or licensed by the TARGET, or made for, used or sold by or licensed to the TARGET by any Person or currently under development for TARGET, or the marketing or distribution of any such products or services, infringes upon or otherwise violates any Intellectual Property rights of others, nor has TARGET received any notice of any claim of any such infringement, nor does TARGET have Knowledge of any reasonable basis for any such claim.. No Infringement Upon TARGET's IP Rights. To the Knowledge of the TARGET, no Person is infringing upon or otherwise violating the Intellectual Property rights of the TARGET. No Breach by Employees or Consultants. No employee, consultant or independent contractor of
TARGET: (i) is in violation of any material term or covenant of any employment contract, patent disclosure agreement, invention assignment agreement, non-disclosure agreement, non-competition agreement or any other contract or agreement with any other party by virtue of such employee's, consultant's, or independent contractor's being employed by, or performing services for, TARGET. Neither TARGET's employment of its employees, nor the use by TARGET of the services of any consultant or independent contractor, subjects TARGET to any material liability to any third party. Royalties; Fees; Honoraria. To TARGET's Knowledge, there are no royalties, honoraria, fees or other payments payable by TARGET to any third person by reason of the ownership, use, possession, license, sale, marketing, advertising or disposition of any TARGET IP Rights. No Default. Neither the execution, delivery and performance of this Agreement nor the consummation of the Merger and the other agreements and transactions contemplated hereby and/or by the Transaction Documents will: (i) constitute a breach, violation or default by TARGET under any material instrument, contract, license or other agreement governing any TARGET IP Rights; (ii) cause the forfeiture or termination of, or give rise to a right of forfeiture or termination of, any TARGET IP Rights; or (iii) impair the right of TARGET to use, possess, sell or license any TARGET IP Rights or portion thereof. Employee/Employee Benefit Matters. Neither the TARGET nor any entity which is or was under common control maintains or contributes to, or has within the preceding six years maintained or contributed to, or may have any liability with respect to any employee benefit plan subject to Title IV of Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or Section 412 of the Code or any "multiple employer plan" within the meaning of the Code or ERISA. TARGET does not and has not sponsored, maintained or contributed to any "employee benefit plan", as defined in Section 3(3) of ERISA (including, but not limited to, employee benefit plans which are not subject to the provisions of ERISA) ("Plan"). Except as set forth in Schedule 5.13, TARGET is not a party to any collective bargaining agreement, profit sharing, stock option, stock purchase, pension, bonus, incentive, retirement, incentive award plan or arrangement, vacation policy, severance pay policy or agreement for severance pay, accelerated vesting or similar benefits following termination of employment or upon the execution of this Agreement or the Closing, deferred compensation agreement or arrangement, consulting agreement, employment contract, medical reimbursement, life insurance or other benefit plan, agreement, arrangement, program, practice or understanding ("Benefit Program"). The TARGET does not have any obligations to provide or any direct or indirect, whether contingent or otherwise, with respect to the provision of health or death of any current or former employees. Schedule 5.13 lists all of TARGET's full-time or part-time employees. There are no existing or, to TARGET's Knowledge, threatened labor disputes. TARGET owes no wages, bonuses, commissions, taxes, penalties or assessments, owed to, or arising out of the employment of, any officer, director, employee or other person or consultant. TARGET is in compliance in all material respects with all applicable laws respecting employment and employment practices, terms and conditions of employment, wages and hours, occupational safety and health, and is not engaged in any unfair labor or unfair employment practices. There is no unfair labor practice charge or complaint or any other matter against (or to TARGET's Knowledge, involving) TARGET pending or, to TARGET's Knowledge, threatened before any Governmental Authority. No agreement, arbitration or court decision or governmental order to which TARGET is a party or, to TARGET's Knowledge, to which it or any of its properties or assets is bound or subject in any way limits or restricts TARGET from relocating or closing any of its operations. Environmental Laws. TARGET is not in violation of any applicable Environmental Law and TARGET is not and will not be required to make any expenditures to comply with any Environmental Law. Insurance. Schedule
5.15 sets forth a true and complete list of all insurance policies (including the self-insurance retentions and deductibles under those policies) in force naming TARGET as an insured or beneficiary or as a loss payable payee or for which TARGET has paid or is obligated to pay all or part of the premiums. TARGET has not received written notice of any pending or threatened cancellation or material premium increase (retroactive or otherwise) with respect thereto, and, TARGET is in compliance with all conditions contained therein. There are no pending claims against such insurance by TARGET as to which insurers are defending under reservation of rights or have denied liability, and there exists no material claim under such insurance that has not been properly filed by TARGET. The insurance policies maintained by TARGET are adequate in scope and amount to cover all prudent and reasonably foreseeable risks which may arise in the conduct of their business as currently conducted and as proposed to be conducted. Related Party Transactions. Except as set forth on Schedule 5.16, no director, officer or other Affiliate or Associate of TARGET or any entity in which any such director, officer or other Affiliate or Associate, has any direct or indirect material interest in, or owns any beneficial interest in any Person (other than a publicly held corporation whose stock is traded on a national securities exchange or in the over-the-counter market and less than 1% of the stock of which is beneficially owned by any such persons) that has any direct or indirect interest in: (i) any property (real, personal or mixed), tangible, or intangible, used or currently intended to be used in, the business or operations of TARGET, (ii) any Contract, or any other arrangement or understanding with, or relating to, the business or operations of TARGET, or any person with which TARGET has a business relationship; (iii) any loan, arrangement, understanding, agreement or contract for or relating to indebtedness of TARGET or (iv) any Person that competes with TARGET. Trading in TARGET Common Stock. Except as set forth on Schedule 5.17, during the six month period prior to the Agreement Date, none of TARGET, any holder of 5% or more of the shares of TARGET, or any officer or director of TARGET or any other affiliate of TARGET, has directly or indirectly purchased or sold (including short sales) any shares of TARGET Common Stock (or any put, call, option or derivative security or the like relating thereto) in any transactions. FDA Matters. After due investigation, (i) the TARGET currently has no reasonable basis to believe that any Governmental Authority, including, but not limited to, the United States Food and Drug Administration (the "FDA"), will ultimately prohibit the marketing, sale, license or use in the United States or elsewhere of any product developed, produced or marketed by the TARGET or with third parties (each, a "Product"),
(ii) the TARGET knows of no product or process which the FDA has prohibited from being marketed or used in the United States which in function and composition is substantially similar to any Product, (iii) the TARGET has no Product on clinical hold nor any reason to expect that any Product is likely to be placed on clinical hold, (iv) the TARGET has disclosed to the PARENT all submissions to the FDA made by the TARGET and the FDA responses (and other material correspondence received from or submitted to the FDA by the TARGET), including, but not limited to, all FDA warning letters, regulatory letters and notice of adverse finding letters and the relevant responses, received by the TARGET or any agent thereof relative to the development of its Products, (v) none of the TARGET or, to the TARGET's Knowledge, its employees, its Affiliates or its agents, has ever been sanctioned, formally or otherwise, by the FDA, and (vi) there has not been any suspensions or debarments by the FDA or other federal departments and state regulatory bodies against the TARGET or, to the TARGET's Knowledge, any current or former employees of the TARGET. Investment Company. The TARGET is not an "investment company" or an "affiliated person" of, or "promoter" or "principal underwriter" for an investment company, within the meaning of the Investment Company Act of 1940, as amended. Broker's or Finder's Commissions. No investment banker, finder, broker, agent, financial person or other intermediary has acted on behalf of the TARGET in connection with the Merger, this Agreement, or the transactions contemplated hereby and thereby. Limitation on Liability for Change of Control Payments. TARGET shall have obtained waivers from its Executives of the change of control lump-sum payment provisions in their existing employment agreements or in the absence of any of such waivers TARGET shall adjust the Lump Sum Payment provisions not waived, so that not more than a maximum of One Hundred and Twenty Thousand ($120,000) Dollars is payable to former Executives of TARGET upon any change of control in connection with the Merger.

INTERIM OPERATIONS


Conduct of Business by TARGET Pending the Merger. TARGET hereby covenants and agrees that, between the Agreement Date and the Effective Time, (i) TARGET shall operate its business only in the ordinary course consistent with past practice and will not engage in any new line of business or enter into any new Contract, transaction or activity or make any commitment except in the ordinary course of business consistent with past practice, or take any action which would result in a breach of its representations, warranties, covenants and agreements pursuant to this Agreement; (and in no event will TARGET make any expenditure or other financial commitment over $25,000.00 without the prior written consent of PARENT, such consent not to be unreasonably withheld or delayed); and (ii) TARGET shall use commercially reasonable efforts to preserve intact its business organization, to keep available the services of its current officers, employees and consultants, and to preserve its present relationships with customers, suppliers and other persons with which it has business relations.
Conduct of Business by PARENT Pending the Merger. PARENT hereby covenants and agrees that, between the Agreement Date and the Effective Time, (i) PARENT shall operate its business only in the ordinary course consistent with past practice and will not engage in any new line of business or enter into any new Contract, transaction or activity or make any commitment except in the ordinary course of business consistent with past practice, or take any action which would result in a breach of its representations, warranties, covenants and agreements pursuant to this Agreement (and in no event will PARENT make any expenditure or other financial commitment over $25,000.00 without the prior written consent of TARGET, such consent not to be unreasonably withheld or delayed); (ii) PARENT shall use commercially reasonable efforts to preserve intact its business organization, to keep available the services of its current officers, employees and consultants, and to preserve its present relationships with customers, suppliers and other persons with which it has business relations; and (iii) PARENT shall not, directly or indirectly, issue, sell, transfer or otherwise dispose of any securities of PARENT, or enter into any option, warrant, convertible instrument or other oral or written agreement or understanding to do the same, without reasonable prior written notice to TARGET and prior written consent by TARGET. PARENT acknowledges and agrees that TARGET may object to the actual terms or conduct of any offering proposed by PARENT if such offering would materially interfere with the consummation of public offerings to financing the business plans of PARENT and TARGET post-closing, or would materially change the management or control of PARENT or the condition of PARENT, or TARGET's expectations with respect to the same (including, without limitation, the anticipated percentage ownership of PARENT by TARGET stockholders as of the Closing). Approval of Stockholders. Both PARENT and TARGET shall take, as promptly as reasonably practicable, and prosecute with all due and appropriate speed such other steps reasonably necessary to obtain all stockholder approvals, and regulatory approvals, required for the consummation of the Merger and the other transactions contemplated by this Agreement, including, specifically, in the case of PARENT, the filing of applicable preliminary proxy materials with the SEC as promptly as practicable and, in any case, by April 30, 2004, and the mailing of definitive final proxy materials to stockholders as soon as practicable and permissible in anticipation of a meeting of the shareholders of PARENT to be held as promptly as practicable and permissible but, in any case, on or before July 30, 2004, or such later date as may be approved by the parties, for approval of the Merger and the other aforesaid transactions.

ADDITIONAL AGREEMENTS


     As used in this Section 7 and elsewhere in this Agreement GBI means PARENT, and Corgenix or CONX means TARGET. 7.1 Best Efforts; Cooperation; Further Assurances. Each of the parties hereto shall use commercially reasonable efforts to take, or cause to be taken, all appropriate actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable Laws to consummate and make effective the transactions contemplated herein, including, without limitation, (i) cooperating with the other in the preparation and filing of all forms, notifications, reports and information, if any, required or reasonably deemed advisable pursuant to any Law or the rules of the American Stock Exchange, in connection with the transactions contemplated by this Agreement; (ii) using commercially reasonable efforts to obtain all licenses, permits, consents, approvals, authorizations, qualifications and orders of any Governmental Authority or other Persons (including, without limitation, parties to Contracts with TARGET or PARENT) as are necessary for the consummation of the transactions contemplated hereby (provided, that nothing herein shall require PARENT or TARGET, as the case may be, to amend, modify or terminate any material Contract, or take or refrain from taking any action with respect to its business as currently conducted or as proposed to be conducted, to obtain any such license, permit, consent, approval, authorization, qualification or orders);
(iii) making on a prompt and timely basis all governmental or regulatory notifications and filings required to be made by it for the consummation of the transactions contemplated hereby; (iv) defending all legal proceedings challenging this Agreement or the consummation of the transactions contemplated hereby and to lift or rescind any injunction or restraining order or other order adversely affecting the ability of the parties to consummate the transactions contemplated hereby; and (v) executing and delivering such additional instruments and other documents and taking such further actions as may be necessary or appropriate to effectuate, carry out and comply with all of the terms of this Agreement and the transactions contemplated hereby. In this connection, each party expressly covenants and agrees to prepare and furnish to the other as promptly as reasonably practicable following the execution and delivery of this Agreement and, in any case, not less than ten (10) business days prior to the date upon which PARENT is filing with the SEC proxy materials for the approval of the transactions contemplated hereby, the business description, and in form reasonably necessary and appropriate to permit PARENT to include the same in its SEC proxy materials and other required SEC filings pertaining to the transactions contemplated hereby in compliance with applicable SEC rules and regulations.
7.2 Access to Information. From the Agreement Date to the Effective Time, each party hereto shall (and shall cause its directors, officers, employees, auditors, counsel and agents to) afford the other party hereto and the other party's officers, employees, auditors, counsel and agents reasonable access on reasonable notice during business hours, without undue disruption of operations, to all assets, properties, books, records, accounts, contracts and documents of or relating to such providing party and such other information as the receiving party may reasonably request concerning the businesses, finances and properties of such providing party and its operations. Until the Effective Time, all confidential information provided pursuant to this Section 7.2 will be subject to the confidentiality agreement previously executed by PARENT and TARGET (the "Confidentiality Agreement") and the provisions of Section 15.11 hereof. 7.3 Notification of Certain Matters. Each of PARENT and TARGET promptly shall give written notice to the other of (i) any material change in the normal course of its business; (ii) the receipt by it of notice of any governmental complaints, investigations or hearings (or communications indicating that the same may be contemplated) or the receipt by it of a notice of the institution or the threat of litigation or other legal proceedings involving it; and (iii) the occurrence or non-occurrence of any other event which causes, or would be reasonably likely to cause, any representation or warranty by it contained herein to be untrue or inaccurate in any respect, or any covenant, condition or agreement of it contained herein not to be complied with or satisfied in any respect. 7.4 Publicity. No press release or other public announcement related to this Agreement or the transactions contemplated hereby shall be issued by any party without the prior written approval of the other parties hereto, except that (i) PARENT may make such public disclosure which it believes in good faith to be required by applicable Law or the rules of the American Stock Exchange after reasonable prior consultation with TARGET and (ii) TARGET may make such public disclosure which it believes in good faith to be required by applicable Law or the rules of the NASD after reasonable prior consultation with PARENT.
7.5 Exclusive Dealings. From the Agreement Date until the Effective Time, or earlier termination of this Agreement as provided in Article XIV hereof, none of PARENT, TARGET or their respective Affiliates, Associates, directors, officers, agents, employees, advisors, counsel or other representatives (collectively, "Representatives") shall, nor shall PARENT or TARGET authorize or permit any of their respective Representatives to, directly or indirectly: (i) solicit, encourage, initiate or participate in any negotiations or discussions with respect to, or respond to (other than a simple response that none can be made), any offer or proposal to acquire all or any part of PARENT or TARGET, as the case may be, whether by asset purchase, license, joint venture, stock purchase, business combination or otherwise (a "Competing Transaction"), (ii) disclose any information concerning itself not customarily disclosed to any Person and which information one could reasonably assume would be used for the purposes of formulating an offer or proposal for a Competing Transaction, (iii) cooperate with any Person to make any such offer or proposal, (iv) agree to or endorse any Competing Transaction, or (v) authorize any Representatives to take any action prohibited by this Section. Each of PARENT and TARGET shall use its prudent business efforts, including (if necessary) the taking of legal action, at its cost and expense, to cause its respective Representatives to refrain from taking any action prohibited by this Section. Each of PARENT and TARGET shall promptly notify the other of any inquiry or contact with any Person with respect to an actual or potential Competing Transaction, the identity of the person making the contact and the material terms of any such contact. Each of PARENT and TARGET agrees that during the period in which this Section shall apply, it will not take or permit any material changes in its business, assets, liabilities, or condition, financial or otherwise, or enter into any agreement or understanding to do the same, except as expressly permitted under this Agreement.
7.6 Trading in PARENT or TARGET Common Stock. From the Agreement Date until the Effective Time, neither PARENT or TARGET nor any of their Representatives will, directly or indirectly, purchase or sell (including short sales) any shares of PARENT or TARGET Common Stock (or any put, call, option or derivative security or the like relating thereto).
7.7   PARENT Board of Directors.
(a) PARENT shall take all necessary steps such that at Closing the Board of Directors of PARENT and of ACQUISITION CORP. each initially shall consist of eight (8) persons, at least four (4) of whom shall be "independent directors" within the meaning of applicable rules and regulations of the SEC and the American Stock Exchange, as follows:
(i) Four (4) of the directors, including two (2) independents, shall be nominees selected by E. Greg McCartney ("PARENT Co-Chair");
(ii) Four (4) of the directors, including two (2) independents, shall be selected by Dr. Luis Lopez ("TARGET Co-Chair");
(iii) Messrs. McCartney and Lopez shall be Co-Chairpersons of the Board;
           (iv) All of the directors so chosen will agree in writing with one another that neither they nor any one on their respective behalf will undertake or act, including, without limitation, the solicitation of any vote or proxy, to alter the "balanced" nature of the Board of Directors during the three years following the effective date of the merger Transaction.
(b) Management Team. The initial post merger management team of the PARENT shall include, but not be limited to, the following persons:
      Dr. Luis R. Lopez, Co-Chairman and Chief Scientific Officer E. Greg McCartney, Co-Chairman Douglass T. Simpson, CEO and President William H. Critchfield, V.P. and CFO Catherine A. Fink, Ph.D., V.P. and General Manager Ann L. Steinberger, V.P., Sales & Marketing Taryn G. Reynolds, V.P., Facilities & Technology
            (c) Treatment of CONX/GBI Employees. It is anticipated that the status quo for all PARENT and TARGET employees as of the Closing Date shall be retained for at least 60 days post Closing, that key employees of GBI who are not continued thereafter will be provided with up to eighteen
      (18) months severance pay (with severance payments to such GBI employees not to exceed $600,000 in the aggregate, and such severance to be paid ratably (in the same ratio as each such employee's current salary payments) over the severance period applicable to each such GBI employee), and that the Vancouver office will continue to be an office of the Company but solely to assist management in financing transactions and principally occupied by E. Greg McCartney, GBI Co-Chairman. A list of the key employees of PARENT who would be entitled to participate in any such severance pay has been provided to TARGET by PARENT. PARENT will provide to TARGET not less than ten (10) business days prior to the Closing with a Severance Payment Schedule setting forth the severance payment amounts and schedule for payment thereof to the GBI employees so entitled and consistent with the provisions of this Section 7.7(c).
           (d) Executive Options and Employment Agreement. Concurrently with the Closing PARENT will enter into employment agreements with the following key employees of TARGET: Dr. Luis R. Lopez, Douglass T. Simpson, William
      H. Critchfield, Dr. Catherine A. Fink, Ann L. Steinberger, Taryn G. Reynolds (each an "Executive" and collectively the "Executives") pursuant to which, in addition to any other compensation such Executives are entitled to, they shall receive options to purchase an aggregate of three
      (3) million shares of GBI's Common Stock (the "Executive Options"). The TARGET Board shall determine the allocation of such options, and TARGET will provide to PARENT a schedule thereof not less than ten (10) days prior to the Closing Date. The employment agreement with each Executive will be on the same terms and conditions as that existing under each such Executive's current employment agreement with TARGET, except that (i) salary and cash bonus compensation may be adjusted upward as agreed by PARENT and such Executive and (ii) the severance period for termination without cause will be extended to 18 months (from 12 months). Each option agreement shall provide for 3 year vesting (33 1/3%) per year starting from the date of grant and an initial exercise price equal 100% of the current fair market value of GBI's common stock at the time of Closing. Existing options of TARGET will be exchanged or converted to options for PARENT common stock with a number of option shares and an exercise price equivalent to that under the prior TARGET option adjusted to reflect the exchange ratio in the Merger, as described in Section 3.1(a) above.
           7.8 Transition Procedure. The Executive Offices of the Surviving Corporation subsequent to the Closing shall be the current offices of TARGET. As it consolidates the executive and corporate office functions and operations of the post-Merger PARENT to the current offices of TARGET in Westminster, Colorado, PARENT (as the Surviving Corporation) will execute the following transition procedure:
           (a) So long as it is reasonably practicable, and for at least six (6) months, the Surviving Corporation shall also maintain an office for financial and investor affairs in Vancouver, Canada, at which E. Greg McCartney and necessary staff will be based.
           (b) For a period of sixty (60) days following the Closing Date, PARENT will make no material change in the operations of the Surviving Company and its constituent companies.
           (c) Prior to the Closing, management of TARGET will conduct and analysis and review of the consolidated operations, assets, employment, facilities and resources of the Surviving Corporation, and prepare a post-Merger transition plan for the Surviving Corporation (the "Transition Plan"), such Plan to consider, among other items, the following issues: (i) consolidated operations of the Surviving Corporation to assess the desired operating structure and resource allocations for the Surviving
                     Corporation post-Merger;
(ii) headcount adjustments which may be necessary during the initial six-month post-Merger period;
(iii) facility closing and other asset allocation adjustments deemed necessary to occur during the six (6) month post-Merger period;
(iv) the status and manning of the Vancouver, B.C. office and Ann Arbor, Michigan offices; and
(v)   staffing requirements to achieve the business objectives of the Surviving Corporation for the period commencing six (6) months after the Closing, including the possible functional/skill-set areas for which the Surviving Corporation may require consulting services and associated consulting offers to be made for services desired on a less than full-time basis.
ARTICLE VIII.
CONDITIONS TO THE OBLIGATIONS OF PARENT AND ACQUISITIONS CORP.


      The obligations of PARENT and Acquisition Corp to effect the Merger and the other transactions contemplated hereunder shall be subject to the fulfillment at or prior to the Effective Time of the following conditions, any or all of which may be waived in whole or in part by PARENT:

8.1 Accuracy of Representations and Warranties and Compliance with Obligations; Disclosure Schedule. The representations and warranties of TARGET contained in this Agreement shall be true and correct in all material respects at and as of the Effective Time with the same force and effect as though made at and as of that time except that those representations and warranties which address matters only as of a particular date shall have been true and correct as of such date. TARGET shall have performed and complied in all material respects with all of its obligations required by this Agreement to be performed or complied with at or prior to the Effective Time. TARGET shall have delivered to PARENT and ACQUISITION CORP. a certificate, dated as of the Closing Date and signed by its President, to the effect of the foregoing.
8.2 Corporate Matters. TARGET shall have delivered to PARENT: (a) copies of the Certificate of Incorporation and Bylaws of TARGET as in effect immediately prior to the Effective Time; (b) copies of resolutions adopted by the Board of Directors and stockholders of TARGET authorizing this Agreement and the consummation of the transactions contemplated hereby; and (c) a certificate of good standing of TARGET issued by the Secretary of State of Nevada and each other state in which TARGET is qualified to do business as of a date not more than ten (10) days prior to the Closing Date, certified in the case of subsections (a) and (b) of this Section 8.2 as of the Closing Date by the President of TARGET as being true, correct and complete.
8.3 No Adverse Proceedings. No Governmental Authority or other regulatory body shall have enacted, issued, promulgated, enforced or entered any Law or Order (whether temporary, preliminary or permanent) which is then in effect and has the effect of making illegal, materially restricting or preventing or prohibiting the Merger or the transactions contemplated by this Agreement. No Legal Proceeding shall be overtly threatened or pending against the PARENT COMPANIES or TARGET before any court or Governmental Authority which seeks to restrain, prohibit, invalidate or collect damages arising out of the Merger or any other transaction contemplated hereby or obtain damages or other relief from any such party, in connection with this Agreement or the consummation of the transactions contemplated hereby. 8.4 Consents and Approvals. TARGET shall have delivered to PARENT copies of (a) all, if any, consents, approvals, orders and authorizations of, and all registrations, qualifications, designations, declarations or filings with, any Governmental Authority or other Persons required in connection with the execution and delivery by TARGET of this Agreement or the consummation by TARGET of the transactions contemplated hereby and (b) all consents to the transactions contemplated hereby and waivers of rights to terminate or modify any Contracts, rights or obligations of TARGET from any Person from whom such consent or waiver is required under any Contract or instrument, or who, as a result of the transactions contemplated hereby, would have such rights to terminate or modify such Contracts or instruments, either by the terms thereof or as a matter of Law. 8.5 Securities Offerings. The offering and issuance of shares of PARENT Common Stock in the Merger shall be in compliance with the Securities Act and all other applicable securities Laws to the satisfaction of PARENT and TARGET and each of their respective counsel. TARGET and holders of TARGET Capital Stock shall have taken all steps reasonably required by PARENT to ensure such compliance. TARGET shall have delivered to PARENT such documentation as may be reasonably required to establish compliance under the Securities Act and all other applicable securities Laws in connection with the issuance of Merger Shares and other consideration by PARENT pursuant to this Agreement. 8.6 Financial Statements. PARENT shall have received TARGET's Financial Statements (such Financial Statements to be as of a date not more than 60 days prior to the anticipated Closing Date of the Merger), together with an agreement by TARGET's independent public accountant, in customary form, to the effect that such accountants will cooperate, on customary terms and conditions, as may be necessary or appropriate for the inclusion of TARGET's Financial Statements in any report required by the SEC to be filed by PARENT with respect to the Merger, this Agreement, and the transactions contemplated thereby. 8.7 No Material Adverse Change. Between the Agreement Date and the Effective Time, there shall not have been any Material Adverse Change with respect to TARGET, and TARGET shall have delivered to PARENT a certificate to such effect, dated as of the Closing Date and signed by an executive officer of TARGET. 8.8 Governmental Consents. TARGET shall have delivered to
 PARENT copies of (a) all consents, approvals, orders and authorizations of, and all registrations, qualifications, designations, declarations or filings with, any Governmental Authority required in connection with the execution and delivery by TARGET of this Agreement or the consummation by TARGET of the transactions contemplated hereby and (b) all consents to the transactions contemplated hereby and waivers of rights to terminate or modify any Contracts, rights or obligations of TARGET, from any Person from whom such consent or waiver is required under any Contract or instrument, or who, as a result of the transactions contemplated hereby, would have such rights to terminate or modify such Contracts or instruments, either by the terms thereof or as a matter of Law.
8.9 PARENT Stockholder Approval. The stockholders of the PARENT shall have approved the Merger, this Agreement, and the transactions contemplated thereby, in accordance with the PARENT's Certificate of Incorporation and Bylaws, the New York Business Corporation Law or the DGCL, as applicable, applicable securities Laws, and the rules and regulations of the American Stock Exchange, and not revoked such approval.
8.10  (There is no Section 8.10.)
8.11 Lock-Up Agreements. At Closing, PARENT shall have received Lock-Up Agreements, substantially in the form of Exhibit 8.11 hereto and reasonably acceptable to PARENT in form and in substance, executed by each of the officers and directors of TARGET and each Person who is the beneficial holder of 5% or more of the TARGET Common Stock, to the effect that for 180 day period of time after the Closing none of them will dispose of shares of PARENT Common Stock.
8.12 Board of Directors of PARENT and ACQUISITION CORP.. Contemporaneously with the Closing, the Board of Directors of PARENT and ACQUISITION CORP. shall have been constituted as required by Section 7.7.
8.13 TARGET Stockholder Approval. The stockholders of the TARGET shall have approved the Merger, this Agreement, and the transactions contemplated thereby, in accordance with the TARGET's Certificate of Incorporation and Bylaws, Nevada corporate law, and applicable securities Laws.
8.14 Target Executive Change of Control Waivers. TARGET shall have obtained waivers from its Executives of the change of control lump-sum payment provisions in their existing employment agreements.
ARTICLE IX.
CONDITIONS TO THE OBLIGATIONS OF TARGET


      The obligations of TARGET to effect the Merger shall be subject to the fulfillment at or prior to the Effective Time of the following conditions, any or all of which may be waived in whole or in part by TARGET:

9.1 Accuracy of Representations and Warranties and Compliance with Obligations; Disclosure Letter. The representations and warranties of the PARENT COMPANIES contained in this Agreement shall be true and correct in all material respects and as of the Effective Time with the same force and effect as though made at and as of that time except that those representations and warranties which address matters only as of a particular date shall have been true and correct as of such date. Each of the PARENT COMPANIES shall have performed and complied in all material respects with all of its obligations required by this Agreement to be performed or complied with at or prior to the Effective Time. Each of the PARENT COMPANIES shall have delivered to TARGET a certificate, dated as of the Closing Date and signed by an executive officer, to the effect of the foregoing. The Disclosure Schedule of the PARENT COMPANIES shall not have been amended in such a manner so as not to be acceptable to TARGET in form and in substance.
9.2 Corporate Matters. PARENT shall have delivered to TARGET: (a) copies of the Certificate or Articles of Incorporation and Bylaws of each of PARENT and ACQUISITION CORP. as in effect immediately prior to the Effective Time; (b) copies of resolutions adopted by the Board of Directors of PARENT and the Board of Directors and stockholder of ACQUISITION CORP. authorizing this Agreement and the consummation of the transactions contemplated hereby; and (c) a certificate of good standing of PARENT issued by the Secretary of State of the State of New York and a certificate of good standing of ACQUISITION CORP. issued by the Secretary of State of the State of Delaware, in each case as of a date not more than ten (10) days prior to the Closing Date, certified in the case of subsections (a) and (b) of this Section 9.2 as of the Closing Date by an executive officer of PARENT as being true, correct and complete. The Certificate or Articles of Incorporation and Bylaws of each of PARENT and ACQUISITION CORP. shall be satisfactory to TARGET and its counsel in form and in substance.
9.3 No Adverse Proceedings. No Governmental Authority or other regulatory body shall have enacted, issued, promulgated, enforced or entered any Law or Order (whether temporary, preliminary or permanent) which is then in effect and has the effect of making illegal, or preventing or prohibiting the Merger or the transactions contemplated by this Agreement. No Legal Proceeding shall be overtly threatened or pending against the PARENT COMPANIES or TARGET before any court or Governmental Authority which seeks to restrain, prohibit, invalidate or collect damages arising out of the Merger or any other transaction contemplated hereby or obtain damages or other relief from any such party, in connection with this Agreement or the consummation of the transactions contemplated hereby. 9.4 Consents and Approvals. PARENT shall have delivered to TARGET copies of (a) all consents, approvals, orders and authorizations of, and all registrations, qualifications, designations, declarations or filings with, any Governmental Authority or other Persons required in connection with the execution and delivery by PARENT and ACQUISITION CORP. of this Agreement or the consummation by PARENT COMPANIES of the transactions contemplated hereby and (b) all consents to the transactions contemplated hereby and waivers of rights to terminate or modify any Contracts, rights or obligations of PARENT and ACQUISITION CORP. from any Person from whom such consent or waiver is required under any Contract or instrument, or who, as a result of the transactions contemplated hereby, would have such rights to terminate or modify such Contracts or instruments, either by the terms thereof or as a matter of Law. 9.5 Registration. The offering and issuance of shares of PARENT Common Stock in the Merger shall be in compliance with the Securities Act and all other applicable federal and state securities Laws to the reasonable satisfaction of TARGET and its counsel. The offering and issuance of the PARENT Merger Options and the shares of PARENT Common Stock receivable on exercise of thereof shall be in registered in compliance with the Securities Act and all other applicable federal and state securities Laws to the reasonable satisfaction of TARGET and its counsel. 9.6 No Material Adverse Change. Between the Agreement Date and the Effective Time, there shall not have been any Material Adverse Change with respect to PARENT or ACQUISITION CORP., and PARENT shall have delivered to TARGET a certificate to such effect, dated as of the Closing Date and signed by an executive officer. 9.7 Financial Statements. TARGET shall have received PARENT's audited financial statements as of December 31, 2003 and PARENT shall have received TARGET's unaudited financial statements as of December 31, 2003 together with an agreement by TARGET's independent public accountant, in customary form, to the effect that such accountants will cooperate, on customary terms and conditions, as may be necessary or appropriate for the inclusion of TARGET's Financial Statements in any report required by the SEC to be filed by PARENT with respect to the Merger, this Agreement, and the transactions contemplated thereby. 9.8 Governmental Consents. PARENT shall have delivered to TARGET copies of (a) all consents, approvals, orders and authorizations of, and all registrations, qualifications, designations, declarations or filings with, any Governmental Authority required in connection with the execution and delivery by PARENT of this Agreement or the consummation by PARENT of the transactions contemplated hereby and (b) all consents to the transactions contemplated hereby and waivers of rights to terminate or modify any Contracts, rights or obligations of PARENT from any Person from whom such consent or waiver is required under any Contract or instrument, or who, as a result of the transactions contemplated hereby, would have such rights to terminate or modify such Contracts or instruments, either by the terms thereof or as a matter of Law. 9.9 Stockholder Approval. The stockholders of TARGET shall have approved the Merger, this Agreement, and the transactions contemplated thereby, in accordance with the TARGET's Certificate of Incorporation and Bylaws, the Nevada Business Corporation Law, and applicable securities laws and not revoked such approval. 9.10 Lock-Up Agreements. At Closing, TARGET shall have received Lock-Up Agreements, substantially in the form of Exhibit 8.11 hereto and reasonably acceptable to TARGET and its counsel in form and in substance, executed by each of the officers and directors of PARENT and each Person who is the beneficial holder of 5% or more of the PARENT Common Stock, to the effect that for a 180 day period of time after the Closing none of them will dispose of shares of PARENT Common Stock. 9.11 Board of Directors of PARENT and ACQUISITION CORP.. Contemporaneously with the Closing, the Board of Directors of PARENT and ACQUISITION CORP. shall have been constituted as required by Section 7.7. 9.12 PARENT Common Stock Listing. At Closing, the PARENT Common Stock shall continue to be listed for trading on the American Stock Exchange, there shall be no proceedings to terminate that listing pending or threatened, and PARENT shall have no Knowledge of any basis therefor, and PARENT shall have delivered a certificate of its President to TARGET, certifying the same to be true and correct. 9.13 New Equity Financing. PARENT shall have obtained at least Six Million ($6,000,000) Dollars of new equity financing prior to the Closing. 9.14 Employment Agreements. PARENT shall have delivered to all required key executives signed employment agreements related to their employment by PARENT, and PARENT shall have issued, in accordance with the instructions of TARGET, the options to TARGET executives required by Section 7.7(d). 9.15 Tax Returns Filed. PARENT shall have filed with all applicable taxing authorities PARENT's Tax Returns for the fiscal years ended December 31, 2001 and December 31, 2002. 9.16 D&O Insurance. PARENT shall have procured and shall have in force for the benefit of its directors and officers D&O insurance with liability coverage of not less than $4,000,000 individually and in the aggregate. 9.17 Executive Options. PARENT shall have amended its executive stock option plan or adopted a new stock option plan authorizing the issuance of up to an additional 7,000,000 shares of its common stock, and such action shall have been approved by request consent of PARENT's stockholders. The shares of PARENT Common Stock issuable upon exercise of the Executive Options will be registered under all applicable provisions of the Securities Act of 1933 pursuant to a duly filed and effective Form S-8 of PARENT promptly after the Closing. 9.18 Independent Auditor Review. PARENT shall be current in all required independent auditor reviews, audits and reports regarding PARENT's financial statements and public company reports. ARTICLE X. CLOSING


10.1 Closing. Unless this Agreement shall have been terminated pursuant to the provisions of Article XIV hereof, the closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of PARENT 1A-3033 King George Hwy. Surrey, BC, Canada V4P 1B8, at 10:00 am., local time, on July 30, 2004 or the date which is three (3) business days after all conditions to closing have been satisfied or are first capable of being satisfied, but in no event later than August 31, 2004 unless otherwise mutually agreed by the parties to this Agreement. The date on which the Closing occurs is referred to as the "Closing Date." The Closing shall be deemed completed as of 12:01 a.m. on the morning of the Closing Date. 10.2 Deliveries by TARGET. At or prior to the Closing, TARGET shall deliver (or cause to be delivered) to PARENT:
(a) each certificate or other letter, agreement and other document or instruments required to be delivered by TARGET to PARENT in accordance with
Article VIII hereof; (b) constructive access to the stock book(s), stock ledger(s) and minute book(s) of TARGET; (c) constructive access to all originals and copies of agreements, instruments, documents, deeds, books, records, files, tax returns and other data and information within the possession of TARGET; (d) evidence satisfactory to PARENT that with respect to each of TARGET's accounts, credit lines, safe deposits boxes or vaults the authority of all individuals with respect thereto has been terminated, other than those individuals designated by PARENT in writing; (e) the Merger Filings, duly executed by TARGET; and (f) such other documents, instruments, agreements and all certificates and other evidence as PARENT or its counsel may reasonably request as to the satisfaction of the conditions to PARENT's obligations set forth herein. 10.3 Deliveries by PARENT. At or prior to the Closing, PARENT shall deliver (or cause to be delivered) to TARGET: (a) each certificate or other letter, agreement and other document or instruments required to be delivered by PARENT to TARGET or to TARGET's stockholders in accordance with Article IX hereof; (b) the Merger Filings, duly executed by ACQUISITION CORP.; (c) the Certificates (evidencing the Merger Shares), to the extent the conditions for delivery of the same at Closing set forth in Article III shall have been satisfied, for delivery to the applicable TARGET stockholders; and (d) such other documents, instruments, agreements and all certificates and other evidence as TARGET or its counsel may reasonably request as to the satisfaction of the conditions to TARGET's obligations set forth herein. ARTICLE XI. TRANSFER RESTRICTIONS; COMPLIANCE WITH SECURITIES LAWS


      11.1 Limitation on Disposition of Shares. It is anticipated that the shares of PARENT Common Stock to be issued to the TARGET Stockholders pursuant to the Merger shall have been registered under the Securities Act, and may be freely sold, transferred or otherwise disposed of, by TARGET shareholders other than as provided by the Lock-Up Agreements.
      11.2 Legend. All certificates representing shares of PARENT Common Stock issued pursuant to the Merger shall be issued without stop and without legend.

ARTICLE XII.
SURVIVAL OF REPRESENTATIONS, WARRANTIES, AND COVENANTS


12.1 Survival. All representations, warranties and covenants of PARENT COMPANIES and TARGET contained in this Agreement will survive the Effective Time and remains operative and in full force and effect, regardless of any investigation made by or on behalf of either party, for one year after the Closing Date. 12.2 The parties agree that if there shall arise, subsequent to the Closing, any dispute with respect to the Representations and Warranties given by either party to the other that such dispute shall be resolved by mediation or binding arbitration, if required.
(a) If a claim is first made by one or more former shareholders of TARGET on behalf of TARGET against PARENT, the situs of the mediation or arbitration shall be Vancouver, Canada, and if a claim is first made by one or more existing shareholders of PARENT on behalf of PARENT against TARGET, the situs of the mediation or arbitration shall be Denver, Colorado. (b) The claiming party shall name its mediator. The responsive party shall then name its mediator. The mediators shall meet in private and informally with the parties. The mediators may, if they can agree, propose by joint recommendation any equitable adjustment to share ownership as may be feasible and appropriate under all of the facts and circumstances. The mediators shall be persons of good reputation in the business community, who are each independent from the appointing party, though they may have other business or social relationships with the appointing party or affiliates.
(c) If the mediators cannot make a joint recommendation, or if the Surviving Corporation cannot pragmatically implement the mediators joint recommendation, the dispute shall be referred by the mediators to a mutually appointed third person who, together with the mediators shall constitute an arbitration panel. The arbitration panel shall hold one or more hearings, if necessary, take evidence and render a determination. The determination of the arbitration shall be final and binding and shall be enforceable in any court of competent jurisdiction. ARTICLE XIII.
DEFINITIONS


      13.1 Each of the terms used in this Agreement with full capitalization or initial capitalization have been defined in this Agreement in the Section wherein such term was initially used.

 ARTICLE XIV.
TERMINATION/TERMINATION PAYMENT


      14.1    Termination.  This Agreement may be terminated at
              -----------
any time prior to the Closing Date solely:

(a) by mutual consent of the boards of directors of GBI and Corgenix;

(b) by Corgenix (acting through its board of directors), on the one hand, or by GBI (acting through its board of directors), on the other hand, if the transactions contemplated by this Agreement to take place at or prior to the Closing shall not have been consummated by July 30, 2004 (including, but not limited to, failure by GBI to consummate the $6,000,000 equity capital raise), unless the failure of such transactions to be consummated is due to the failure of the party seeking to terminate this Agreement to perform any of its obligations under this Agreement to the extent required to be performed by it prior to or on the Closing Date;

(c) by Corgenix (acting through its board of directors) if a material breach or default shall be made by GBI in the observance or in the due and timely performance of any of the representations, covenants, agreements or conditions contained herein, and the curing of such default shall not have been made on or before the Closing Date; or

(d) by GBI (acting through its board of directors) if a material breach or default shall be made by Corgenix in the observance or in the due and timely performance of any of the representations, covenants, agreements or conditions contained herein, and the curing of such default shall not have been made on or before the Closing Date.

      14.2 Termination Payment in Event of Certain Terminations.

(a) Due to Corgenix Breach. In the event Corgenix fails to consummate the Merger and such failure constitutes a breach of Corgenix's obligations under this Agreement, Corgenix will pay to GBI the "Applicable Termination Payment" (defined below).

(b)   Due to GBI Breach.  In the event GBI fails to consummate the
      -----------------
         Merger and such failure constitutes a breach of GBI's obligations under this Agreement, GBI will pay to Corgenix the Applicable Termination Payment, and GBI additionally will reimburse Corgenix for any and all sums, if any, required to be paid by Corgenix in respect of the Note payable by Corgenix to GBI in the principal amount of Five Hundred Thousand ($500,000) Dollars (the "Corgenix Note"), including any interest paid thereon.

(c)   Due to Business Combination Transaction.  If there is a
      ---------------------------------------
         change in control of either Corgenix or GBI prior to the termination of this Agreement, or if either Corgenix or GBI, over the objections of the other, unrightfully refuses to proceed with the Merger, or refuses to proceed to Closing of the Merger because it intends to proceed with a "business combination transaction" with any other party (or actually proceeds with such a business combination transaction with another party within six (6) months after any such unrightful refusal to proceed), then the party (or its successor in any business combination transaction) which has unrightfully refused to proceed with the Merger (the "Refusing Party") shall be obligated to pay a break-up fee to the other party equal to such Refusing Party's Applicable Termination Payment as liquidated damages for any such unrightful
         refusal to proceed with the Transaction.   In addition,
         in the event of any unrightful refusal by Corgenix to proceed with the Merger, at the sole election of GBI, the Corgenix Note may be converted into 1,250,000 additional Common Shares of Corgenix at a conversion price of $.40 per Share subject to adjustment in accordance with the
         provisions of the Corgenix Note.   If the Merger does not
         close for any reason (other than an unrightful refusal to close by Corgenix), the Note will convert to a fixed two-year term note ("Term Note"), bearing interest at the prime rate in effect as of the date of termination of the Merger, and fully-amortized over four semi-annual payments of principal and accrued interest. In such event, the Term Note will be convertible, at the election of GBI, into Common Stock of Corgenix at a conversion
         price of $.568 per Share.   As used herein, a "business
         combination transaction" means and includes any stock purchase, asset purchase, merger, consolidation, reverse merger, or other corporate transaction by a party with a non-party to this Agreement as a result of which a change of control occurs as to such party or non-party or the Merger transaction is vitiated.

      (d) If Termination is due to Schedule Amendment.

           (i) Each party hereto agrees that, with respect to the representations and warranties of such party contained in this Agreement, such party shall have the continuing obligation, and right (subject to Section 14(b) below), until the Closing Date, to supplement or amend promptly the Schedules of such party, with respect to any matter hereafter arising or discovered that, if existing or known at the date of this Agreement, would have been required to be set forth or described in such Schedules.

           (ii) Upon and after the effectiveness of the Registration Statement or, if earlier, the first distribution of a preliminary prospectus in connection with the Merger, no amendment or supplement to a Schedule prepared by Corgenix, on the one hand, or GBI, on the other hand, that constitutes or reflects an event or occurrence that would have a Material Adverse Effect may be made unless both parties consent to such amendment or supplement. In the event that a party seeks to amend or supplement a Schedule pursuant to this
              Section 14 and the other party does not consent to such amendment or supplement, this Agreement shall terminate.

           (iii) For all purposes of this Agreement, including without limitation for purposes of determining whether the conditions to Closing of the Merger have been fulfilled, the Schedules hereto shall be deemed to be the Schedules as amended or supplemented pursuant to this Section 14.4. No party to this Agreement shall be liable to any other party if this Agreement shall be terminated pursuant to the provisions of this Section 14.4, except that, notwithstanding anything to the contrary contained in this Agreement, if Corgenix on the one hand, or GBI on the other hand, proposes to amend or supplement a Schedule that results in a termination of this Agreement pursuant to Section 14(b) and such amendment or supplement arises out of or reflects facts or circumstances which amount to a Material Adverse Event that (i) such party knew or should have known about at the time of execution of this Agreement and such party omitted to include such facts or circumstances in the Schedules in bad faith or as a consequence of intentional misrepresentation, or omission, or gross negligence, or (ii) if such amendment or supplement has been proposed without justification in bad faith, and as a result of such amendment or supplement the other party by right terminates this Agreement, the party that made such amendment or supplement shall (i) pay the other party the "Applicable Termination Payment", and (ii) pay or reimburse the other party for all of the legal, accounting and other out-of-pocket costs reasonably incurred by such other party in connection with this Agreement.

      (e) Applicable Termination Payment Defined. If payable by Corgenix, the "Applicable Termination Payment" shall be $1,500,000. If payable by GBI, the "Applicable Termination Payment" shall be $1,000,000.

      (f) Payment to Trustee for Bridge Notes. If at the time of an event requiring the payment of an Applicable Termination Payment the Notes due to investors pursuant to PARENT's Private Placement Memorandum (the "Memorandum") dated December 1, 2003 (the "Bridge Notes") to Investors remain outstanding, the Applicable Termination Payment so payable shall be delivered to any escrowee appointed by (i) the Placement Agent or (ii) holders of a majority in principal amount, of the Notes.

ARTICLE XV.
GENERAL PROVISIONS


15.1 Notices. All notices and other communications required or permitted under this Agreement shall be in writing and will be either hand delivered in person, sent by telecopier, sent by certified or registered first class mail, postage pre-paid, or sent by nationally recognized express courier service. Such notices and other communications will be effective (i) upon receipt if hand delivered or sent by telecopier, (ii) five (5) days after mailing if sent by mail, and (iii) one (1) day after dispatch if sent via next day service by express courier, to the following addresses, or such other addresses as any party may notify the other parties in accordance with this Section:
           (a) if to the PARENT Genesis Bioventures, Inc. : 1A-3033 King George Highway,
                                     Surrey, BC, Canada V4P 1B8
                                     Attn:  E. Greg McCartney,
                                     President
                                     Telephone:  (604) 542-0820
                                     Facsimile:  (604) 542-0821

           With a copy to:           D. David Cohen, Esq.
                                     Jericho Atrium
                                     500 North Broadway
                                     Suite 133
                                     Jericho, New York 11753
                                     Telephone:  (516) 933-1700
                                     Facsimile:  (516) 933-8454
           (b)                       if to TARGET, to: Corgenix Medical
                                     Corporation 12061 Tejon Street Westminster,
                                     Colorado 80234 Attn: Douglas T. Simpson
                                     Telephone: (303) 453-8946 Facsimile: (303)
                                     252-9212

           With a copy to:           The Erickson Law Firm, P.C.
                                     Attn: Steven A. Erickson, Esq.
                                     Denver Office
                                     1899 Wynkoop
                                     Suite 900
                                     Denver, Colorado 80202
                                     Telephone:  (303) 302-4524
                                     Facsimile:    (303) 568-7506

15.2 Entire Agreement. This Agreement (including the Exhibits and the parties respective Disclosure Schedules) and other documents delivered at the Closing pursuant hereto, contains the entire understanding of the parties in respect of its subject matter and supersedes all prior agreements and understandings (oral or written) between or among the parties with respect to such subject matter, except that the NDA between the parties shall continue to be in full force and effect through the Effective Time except to the extent that it conflicts with the terms of this Agreement, in which case the terms of this Agreement would control. The Exhibits and Disclosure Schedules constitute a part hereof as though set forth in full above. 15.3 Expenses. Except as set forth in this
Section 15.3 or as otherwise provided in this Agreement, the parties hereto shall pay their own fees and expenses, including their own legal, accounting, consulting and financial advisory fees, incurred in connection with this Agreement or any transaction contemplated hereby, whether or not the Merger is consummated, except as the parties may otherwise hereafter agree in writing.
15.4 Amendment. This Agreement (including the Disclosure Schedules and Exhibits) may not be modified, amended, supplemented, canceled or discharged, except by written instrument executed by all parties. The Agreement may be amended by the parties hereto at any time before or after approval of the stockholders of PARENT or TARGET; but, after such approval, no amendment will be made which by applicable Law requires the further approval of the stockholders of PARENT or TARGET without obtaining such further approval.
15.5 Waiver. No failure to exercise, and no delay in exercising, any right, power or privilege under this Agreement shall operate as a waiver, nor shall any single or partial exercise of any right, power or privilege hereunder preclude the exercise of any other right, power or privilege. No waiver of any breach of any provision shall be deemed to be a waiver of any preceding or succeeding breach of the same or any other provision, nor shall any waiver be implied from any course of dealing between the parties. No extension of time for performance of any obligations or other acts hereunder or under any other agreement shall be deemed to be an extension of the time for performance of any other obligations or any other acts. The rights and remedies of the parties under this Agreement are in addition to all other rights and remedies, at law or equity, that they may have against each other.
15.6 Binding Effect; Assignment. The rights and obligations of this Agreement shall bind and inure to the benefit of the parties and their respective successors and assigns. Without prejudice to the rights and remedies otherwise available to any party to this Agreement, each party to this Agreement shall be entitled to equitable relief by way of injunction or otherwise, without the necessity of having to post bond, if the other party or any of its Representatives breach or threaten to breach Sections 7.4, 7.5, 7.6 or 15.11 of this Agreement. Nothing expressed or implied herein shall be construed to give any other person any legal or equitable rights hereunder except as expressly provided herein. Except as expressly provided herein, the rights and obligations of this Agreement may not be assigned by TARGET or PARENT. Notwithstanding the foregoing, the stockholders of TARGET shall be deemed to be third party beneficiaries of this Agreement. 15.7 Interpretation. When a reference is made in this Agreement to an article, section, paragraph, clause, schedule or exhibit, such reference shall be deemed to be to this Agreement unless otherwise indicated. The headings contained herein and on the schedules are for reference and convenience purposes only and shall not affect in any way the meaning or interpretation of this Agreement or the schedules. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation." Time shall be of the essence in this Agreement.
15.8 Severability. Any term or provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction only, be ineffective only to the extent of such prohibition or unenforceability, and shall not invalidate the remaining provisions hereof or affect the validity or enforceability of such provision in any other jurisdiction. 15.9 Governing Law; Interpretation. This Agreement shall be construed in accordance with and governed for all purposes by the internal laws of the State of New York applicable to contracts executed and to be wholly performed within such state, except Merger related provisions governed by the DGCL. The parties hereto hereby agree that any suit or proceeding arising under this Agreement, or in connection with the consummation of the transactions contemplated hereby, shall be brought solely in a federal or state court located in the CITY and State of New York. By its execution hereof, both the PARENT COMPANIES and the TARGET hereby consent and irrevocably submit to the in personam jurisdiction of the federal and state courts located in the CITY and State of New York and agree that any process in any suit or proceeding commenced in such courts under this Agreement may be served upon it personally or by certified or registered mail, return receipt requested, or by Federal Express or other courier service, with the same force and effect as if personally served upon the applicable party in New York and in the city or county in which such other court is located. The parties hereto each waive any claim that any such jurisdiction is not a convenient forum for any such suit or proceeding and any defense of lack of in personam jurisdiction with respect thereto.
15.10 Arm's Length Negotiations. Each party herein expressly represents and warrants to all other parties hereto that: (a) before executing this Agreement, said party has fully informed itself of the terms, contents, conditions and effects of this Agreement; (b) said party has relied solely and completely upon its own judgment in executing this Agreement; (c) said party has had the opportunity to seek and has obtained the advice of counsel before executing this Agreement; (d) said party has acted voluntarily and of its own free will in executing this Agreement; (e) said party is not acting under duress, whether economic or physical, in executing this Agreement; and (f) this Agreement is the result of arm's length negotiations conducted by and among the parties and their respective counsel.
15.11 Confidentiality. PARENT and TARGET each recognize that they have received and will receive confidential information concerning the other during the course of the Merger negotiations and preparations. Accordingly, PARENT and TARGET each agree (a) to use its respective commercially reasonable efforts to prevent the unauthorized disclosure of any confidential information concerning the other that was or is disclosed during the course of such negotiations and preparations, and is clearly designated in writing as confidential at the time of disclosure, (b) to not make use of or permit to be used any such confidential information other than for the purpose of effectuating the Merger and related transactions, and (c) comply fully with the terms of the Confidentiality Agreement. The obligations of this Section will not apply to information that
(i) is or becomes part of the public domain, (ii) is disclosed by the disclosing party to third parties without restrictions on disclosure, (iii) is received by the receiving party from a third party without breach of a nondisclosure obligation to the other party, (iv) is necessary or desirable in connection with a Legal Proceeding or to enforce one parties rights under this Agreement and the Transaction Documents or (v) is required to be disclosed by Law. If this Agreement is terminated, all copies of documents containing confidential information shall be returned by the receiving party to the disclosing party.
15.12 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original but all of which together shall constitute one and the same instrument. Facsimile signatures shall be deemed suitable evidence of execution.


(Execution Page Follows)

           WHEREFORE, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.



                                  GENESIS BIOVENTURES, INC.


                                  By:______________________________
                                  Name:   E. Greg McCartney
                                  Title:     President


                                  GBI ACQUISITION CORP.


                                  By:______________________________
                                  Name:   E. Greg McCartney
                                  Title:     President



                                  CORGENIX MEDICAL CORPORATION


                                  By:______________________________
                                  Name:  Dr. Luis Lopez
                                  Title:     Chairman

Exhibit 31.1
                                  CERTIFICATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)   Disclosed in this report any change in the small business
           issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed , based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


   Date:  May 12, 2004

       /S/Luis R. Lopez
       Chief Executive Officer






                                                                    Exhibit 31.1
                                  CERTIFICATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.    Disclosed in this report any change in the small business
           issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed , based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

a. All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


   Date:  May 12, 2004

       /S/Douglass T. Simpson
       President




                                                                    Exhibit 31.1
                                  CERTIFICATION

I, William H. Critchfield, Chief Financial Officer certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.    Disclosed in this report any change in the small business
           issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed , based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

a. All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


   Date:  May 12, 2004

       /S/William H. Critchfield
       Chief Financial Officer





                                                                    Exhibit 32.1

                                  CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED
                                   STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officers of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2004 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

i.              the 10-QSB Report fully complies with the requirements of
                section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                and

ii. the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    May 12, 2004

      This Certification is made solely for purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request. This written statement shall not be deemed to be "filed" as part of the quarterly report on Form 10-QSB that it accompanies.

/S/Luis R. Lopez
Chief Executive Officer



























                                                                    Exhibit 32.2

                                  CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED
                                   STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officers of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended March 31, 2004 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

iii.            the 10-QSB Report fully complies with the requirements of
                section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                and

iv. the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    May 12, 2004

      This Certification is made solely for purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request. This written statement shall not be deemed to be "filed" as part of the quarterly report on Form 10-QSB that it accompanies.

/S/William H. Critchfield
Chief Financial Officer



























                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



May 12, 2004                               By:   /s/ Luis R. Lopez
                                           ------------------------
                                           Luis R. Lopez, M.D.
                                           Chairman andChief Executive Officer