Form 10KSB
period 2004-06-30
CORGENIX MEDICAL CORP/CO
filed 2004-10-13
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                               ------------------
                                   Form 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

The issuer's revenues for its most recent fiscal year were: $5,162,924 The aggregate market value of the voting stock held by non-affiliates of the issuer was $1,040,586 as of June 30, 2004.

The number of shares of Common Stock outstanding was 5,324,818 as of October 11 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes|_| No |X|

Transitional   Small  Business   Disclosure   Format.  Yes  |_|  No  |X|

Item 1.  Description of Business.

      Certain terms used herein are defined in the Glossary that follows at the end of Part I.

Company Overview

     Corgenix Medical Corporation ("Corgenix" or the "Company") is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention (the "Diagnostics Products Business"). We currently sell 73 Diagnostic Products (the "Diagnostic Products") on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions. Our corporate headquarters is located in Westminster, Colorado. We have two wholly owned operating subsidiaries:
o Corgenix, Inc., ("Corgenix, Inc.") (formerly REAADS), established in 1990 and located in Westminster, Colorado.
        Corgenix, Inc. is responsible for sales and marketing activities for North America, and also executes product development, product support, clinical and regulatory affairs, and product manufacturing of the Diagnostic
        Products.

o Corgenix (UK) Ltd., ("Corgenix UK"), incorporated in the United Kingdom in 1996 (formerly REAADS Bio-Medical Products (UK) Limited), and is located in Peterborough, England. Corgenix UK manages the Diagnostic Business' international sales and marketing activities except for distribution in North America, which is under the responsibility of Corgenix, Inc.

On August 5, 2003 (as amended October 21, 2003), the Company entered into a letter of intent to merge with Genesis Bioventures, Inc. (which we refer to as GBI or Genesis) a biomedical development company focused on the development of diagnostic tests ("Merger Transaction"). On March 12, 2004, the Company and Genesis signed a definitive merger agreement to effectuate the merger. In September 2004 the parties verbally agreed to an extension to the existing Amended and Restated Agreement and Plan of Merger between the two companies extending the closing date to on or before February 28, 2005.

If the merger is consummated, then Genesis would issue 14 million shares in exchange for 100% of Corgenix's outstanding shares. On March 24, 2004 Genesis advanced $500,000 to the Company in the form of a Convertible Promissory Note ("Bridge Note"), for on-going business operations as well as Merger Transaction related expenses. Interest will accrue on the principal balance of the Bridge Note only if the merger is not completed and the merger agreement is terminated, in which case the interest will accrue at the prime rate at the time of such termination and from said date of termination. Upon a termination of the merger agreement, the unpaid principal plus accrued interest thereon is payable in four fully amortized semi-annual payments, with the first payment due on October 31, 2004. Depending upon the reason for a termination of the merger agreement, the lender (Genesis) may elect to convert the unpaid principal balance of the Bridge Note plus accrued but unpaid interest thereon (if any) into shares of common stock of Corgenix, at a conversion price of $.40 per share if the termination is due to the unrightful refusal to close by Corgenix, or at a conversion price of $.568 per share if the termination is for any other reason. The market value of the Company's stock had increased from the date of the letter of intent to the date the Bridge Note was executed, resulting in a beneficial conversion feature which was credited to equity, and an equal amount is being recognized as interest expense over the potential term of the Bridge Note. The terms of the merger agreement provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, the location of Corgenix's current corporate headquarters. In addition, the proposed merger is conditioned upon certain closing conditions, including approval by the stockholders of each company, the successful completion of a second round of merger related financing in the amount of at least $6,000,000 (which we refer to as the Takeout Financing). The foregoing dates and amounts of these provisions may be waived upon the mutual consent of both companies. The Takeout Financing would provide the combined companies with funding to continue to develop and further expand their respective technologies and sales and marketing activities. Finally, in the event of a breach of the Merger Agreement, the breaching party may be liable for up to $1,500,000 of liquidated damage penalties.

The Diagnostics Products Business

      Introduction

      Our Diagnostics Products Business is managed by Corgenix, Inc. and Corgenix UK, and includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We sell 73 Diagnostics Products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions. Some of these are products which we have developed and which we manufacture at our Colorado facility, and others are products which we purchase from other healthcare manufacturers ("OEM Products"). All of these products are used in clinical laboratories for the diagnosis and/or monitoring of five important areas of health care:

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

      In addition to our current Diagnostic Products, we are actively developing new laboratory tests in other important diagnostic testing areas. See "Other Strategic Relationships." We manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as Instrumentation Laboratories, Helena Laboratories, Cambridge Life Sciences plc, and Diagnostic Grifols, S.A.

      Most of our products are based on our patented and proprietary application of Enzyme Linked ImmunoSorbent Assay ("ELISA") technology, a clinical testing methodology commonly used worldwide. Most of our current products are based on this platform technology in a delivery format convenient for clinical testing laboratories. The delivery format, which we refer to as "Microplate," allows the testing of up to 96 samples per plate, and is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories. The availability and broad acceptance of ELISA Microplate products reduces entry barriers worldwide for our new products that employ this technology and delivery format. Our products are sold as "tests" that include all of the materials required to perform the test, except for routine laboratory chemicals and instrumentation. A test using ELISA technology involves a series of reagent additions into the Microplate, triggering a complex immunological reaction in which a resulting color occurs. The amount of color developed in the final step of the test is directly proportional to the amount of the specific marker being tested for in the patient or unknown sample. The amount of color is measured and the results calculated using laboratory instrumentation. Our technology specifies a process by which biological materials are attached to the fixed surface of a diagnostic test platform. Products developed using this unique attachment method typically demonstrate a more uniform and stable molecular configuration, providing a longer average shelf life, increased accuracy and superior specificity than the products of our competitors.

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

      We currently use the REAADS trademarks and trade names in the sale of the products which we manufacture. These products constitute the majority of our product sales.

      Industry Overview

      In vitro diagnostic, or IVD, testing is the process of analyzing the components of a wide variety of body fluids outside of the body to identify the presence of markers for diseases or other human health conditions. The worldwide human health IVD market consists of reference laboratory and hospital laboratory testing, testing in physician offices and the emerging over-the-counter market, in which testing is done at home by the consumer.

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

      The IVD industry has undergone major consolidation over the last few years. As a result, the industry is characterized by a small number of large companies or divisions of large companies that manufacture and sell numerous diagnostic products incorporating a variety of technologies. Even given the industry consolidation mentioned above, there continues to be many small diagnostic companies, which generally have limited resources to commercialize new products. As a result of technological fragmentation and customer support requirements, we believe that there may be a substantial competitive advantage for companies with unique and differentiated technologies that can be used to generate a broad menu of diagnostic products and that have developed successful customer support systems.

      Strategy

      Our primary objective is to apply our proprietary ELISA technology to the development and commercialization of products for use in a variety of markets. Our strategies for achieving this objective include the following:

      Apply our ELISA Technology to Additional Diagnostic Markets. We have focused our resources on development of highly accurate tests in the Microplate format for sale to clinical testing laboratories. We believe we can expand our market focus with the addition of new tests that are complementary to the current product line.

      Leverage Sales and Marketing Resources. We maintain a small marketing and sales organization, which is experienced in selling diagnostic tests into the laboratory market. We plan to expand this sales organization, adding distribution channels where appropriate. We will also plan to expand our product menu with more high value, quality products through internal development, acquisition or licensing of complementary products and technologies.

      Continue to Develop Strategic Alliances to Leverage Company Resources. We have developed, and will continue to pursue, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage our technology, expand our product menu and maximize the use of our sales force.

      Pursue Synergistic Product and/or Technology Acquisitions. We intend to proactively evaluate strategic acquisitions of companies, technologies and product lines where we identify a strategic opportunity to expand our core business while increasing revenues and earnings from these new technologies. Any acquisition of such synergistic products and/or technologies will, of necessity, depend on the availability to the Company of adequate financial resources to do so.

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

      To extend the product offering for current product lines, and to complement our premium-priced, existing assays, we plan to add products from strategic partners. Our current product menu, commercialized under the trademarks "REAADS" and "Corgenix," includes the following:

      Autoimmune Disease Products

      Our ELISA Autoimmune Disease Product line consists of fifteen products, including tests for antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO, PR3, Thyroglobulin and thyroid peroxidase.

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

      Antiphospholipid Antibody Testing Products

      We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2004 represented approximately 54% of our total product sales. These include: aCL IgG, aCL IgA, aCL IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-B2-Glycoprotein I ("aB2GPI") IgG, aB2GPI IgA, and aB2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

      ELISA technology is typically used to measure the antibodies directed against membrane anionic phospholipids (i.e., negatively charged molecules such as cardiolipin and phosphatidylserine) or their associated plasma proteins, predominantly beta-2 glycoprotein 1). Antiphospholipid antibodies are associated with the presence of both venous and arterial thrombosis (clotting), thrombocytopenia (low platelet count that can result in bleeding), and recurrent miscarriage. These autoantibodies are frequently found in patients with systemic lupus erythematosis (SLE, Lupus) and other autoimmune diseases, as well as in some individuals with no apparent previous underlying disease, Antiphospholipid syndrome.

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

      Liver Disease Products

      We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format. The product has been distributed through the Chugai distribution network in Japan under the Chugai Diagnostic Sciences label since 1996, and through Corgenix UK in the United Kingdom since 1998. On June 30, 2001, we signed a license agreement with CDS whereby we have the exclusive rights to manufacture and market the HA product worldwide except for Japan. See "Chugai Strategic Relationship."

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

      Our technology overcomes two basic problems seen in many other ELISA systems. First, the material coated onto the plate can be consistently coated without causing significant alteration of the molecular structure (which ensures maintenance of immunologic reactivity), and the stability of these coated antigens on the surface can be maintained (which provides a product shelf life acceptable for commercial purposes). Our proprietary immunoassay technology is useful in the manufacture of ELISA tests for the detection of many analytes (target molecules) for the diagnosis and management of immunological diseases.

      Our technology results in products generally demonstrating performance characteristics that exceed those of competitive testing procedures. Many testing laboratories worldwide subscribe to external quality control systems or programs conducted by independent, third-party organizations. These programs typically involve the laboratory receiving unknown test samples on a routine basis, performing certain diagnostic tests on the samples, and providing results of their testing to the third party. Reports are then provided by the third party that tells the testing laboratory how it compares to other testing laboratories in the program. Several of our products are included in laboratory surveys periodically conducted by unaffiliated entities, and our products routinely demonstrate good performance and/or reproducibility when compared to other manufacturers included in such survey. College of America Pathologists Surveys,UKNEQAS, UKNational External Quality Assessment Service.

      Our products typically require less hands-on time by laboratory personnel and provide an objective, quantitative or semi-quantitative interpretation to improve and standardize the clinical significance of results. We believe that our proprietary technology will continue to be the mainstay for our future diagnostic products. Most of the products in development will incorporate our basic technology.

      Additional technologies may be required for some of the newly identified tests, particularly for the POC business. We believe that, in addition to internal expertise, most technology and delivery system requirements would be available through joint venture or licensing arrangements or through acquisition.

      Delivery Systems

      Most of our current products employ the Microplate delivery system using ELISA technology. This format is universally accepted in clinical laboratory testing and requires routine equipment currently available in most clinical labs.

      Sales and Marketing

      We currently market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in the United States through contract sales representatives.

      Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, The Netherlands, Norway, Paraguay, Peru, Portugal, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and Uruguay. Discussions are underway that are expected to provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets. Either the Company or the respective distributor, given the occurrence of certain events, has the right, by giving written notice to the other party, to terminate the distribution agreement. We have also established private label product agreements with several United States and European companies. We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate.

      We have an active marketing and promotion program for our diagnostic testing products. We publish technical and marketing promotional materials, which we distribute to current and potential customers. We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals.

      Manufacturing

      Corgenix's manufacturing process for its products utilizes a semi-automated production line for the manufacturing, assembly and packaging of its ELISA Microplate products. Corgenix's current production capacity is 20,000 tests per day with a single eight-hour shift. Since 1990, Corgenix has successfully produced over 12 million tests in Corgenix's Westminster, Colorado facility, and Corgenix expects that current manufacturing facilities will be sufficient to meet expected customer demand for the foreseeable future. If the merge with Genesis is consummated, the Company believes that it will need to expand its manufacturing capabilities in terms of manpower, automation and square footage.

      Corgenix's manufacturing operations are fully integrated and consist of raw material purification, reagent and Microplate processing, filling, labeling, packaging and distribution. Corgenix has considerable experience in manufacturing Corgenix's products using Corgenix's proprietary technology. Corgenix expects increases in the demand for its products and has prepared plans to increase its manufacturing capability to meet that increased demand. Corgenix also maintains an ongoing investigation of scale-up opportunities for manufacturing to meet future requirements. Corgenix anticipates that production costs will decline as more products are added to the product menu in the future, permitting Corgenix to achieve greater economies of scale as higher volumes are attained. Corgenix has registered its facility with the FDA.

Quality System Regulations Requirements For Our Products


      In April 1999, Corgenix received ISO 9001: 1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002 received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America.

Corgenix's  Manufacturing  Process Starts With The Qualification Of
Raw Materials


      Our manufacturing process starts with the qualification of raw materials. The microplates are then coated and bulk solutions prepared. The components and the microplates are checked for ability to meet pre-established specifications by Corgenix's quality control department. If required, adjustments in the bulk solutions are made to provide optimal performance and lot-to-lot consistency. The bulk solutions are then dispensed and packaged into planned component configurations. The final packaging step in the manufacturing process includes kit assembly, where all materials are packaged into finished product. The finished kit undergoes one final performance test by Corgenix's quality control department. Before product release for sale, Corgenix's Quality Assurance department must verify that all quality control testing and manufacturing processes have been completed, documented and have met all performance specifications.

      The majority of raw materials and purchased components used to manufacture Corgenix's products are readily available. Corgenix has established good working relationships with primary vendors, particularly those that supply unique or critical components for Corgenix's products. Corgenix mitigates the risk of a loss of supply by maintaining a sufficient inventory of antibodies and critical components to ensure an uninterrupted supply for at least three months. Corgenix has also qualified second vendors for all critical raw materials and believes that Corgenix can substitute a new supplier with regard to any of these components in a timely manner. However, there can be no assurances that Corgenix will be able to substitute a new supplier in a timely manner, and failure to do so could have a material adverse effect on Corgenix's business, financial condition and results of operations.

      Approximately 25% of Corgenix's product revenues are derived from sales outside of the United States. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have "CE" marked all four products as required by the European In Vitro Diagnostic Directive 98/79/EC.

      Since 1990, Corgenix has entered into several contract manufacturing agreements with other companies whereby Corgenix manufactures specific products for the partner company. Corgenix expects to continue investigating and evaluating opportunities for additional agreements.


      Chugai (Fujirebio) Strategic Relationship

      In September 2002, Chugai Diagnostics Science, Co. Ltd., formerly a wholly owned subsidiary of Chugai Pharmaceutical Co., Ltd., a Tokyo based pharmaceutical company, was merged into Fujirebio, Inc., a large Japanese Diagnostics company based in Tokyo and a leader in the field of immunoserology. The relationship between Corgenix and Chugai was established in June 1993. Currently, except for the on-going HA License Agreement described below, there are no sales to or operations related to Fujirebio. Corgenix is currently in discussions with Fujirebio regarding the potential contract manufacturing of certain reagents for them. The former relationship was a multifaceted strategic affiliation that can be summarized as follows:

      No Future Orders for HA from Fujirebio for Japan. Fujirebio has not placed nor forecast any orders for HA for Japan since November 2002 and Corgenix is currently not projecting any future orders by them for HA.

      HA License Agreement. On June 30, 2001, Corgenix and Chugai executed a license agreement (the "HA License Agreement") whereby Corgenix was granted exclusive worldwide rights to manufacture and market the HA product (except for Japan). The HA License Agreement is initially for a five-year period with certain extension rights. The HA License Agreement establishes certain performance requirements for Corgenix, and provides early cancellation of exclusivity if Corgenix does not meet those performance goals. The HA License Agreement is the only international distribution right currently granted by Chugai to Corgenix, and was formally assumed by Fujirebio.


Other Strategic Relationships

      An integral part of our strategy has been and will continue to be entering into strategic alliances as a means of accessing unique technologies or resources or developing specific markets. The primary aspects of our corporate partnering strategy with regards to strategic affiliations include:

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

      In furtherance of the foregoing strategies, we have established revenue-producing strategic relationships with the following companies:

      Genesis Bioventures, Inc. In June 2002 the Company entered into a letter of intent with Genesis Bioventures, Inc., ("GBI"), a publicly held company headquartered in Vancouver, British Columbia, to develop, in ELISA format, products from GBI's patented Mammastatin Serum Assay for breast cancer risk assessment. This collaboration, although potentially very significant to the Company, has been temporarily deferred until the completion of the announced merger with GBI.

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

      Helena Laboratories Corporation. Helena, a privately held company located in Beaumont, Texas, is one of the world market leaders in clinical electrophoresis instrumentation and technology. In 1993, we entered into a development and manufacturing agreement with Helena pursuant to which we developed a series of vascular disease products for joint distribution. Three of these received FDA clearance in 1997 and one in 1999. We manufacture these products for worldwide distribution through both the Helena network and our network. Pursuant to the development and manufacturing agreement, Helena has the right to incorporate several of our current products and technology (both those jointly developed and also other of our products) into a proprietary Helena instrumentation for sale to hospitals and clinical laboratories.

      American Biochemical & Pharmaceutical Corporation. American Biochemical & Pharmaceutical Corporation, or abp, is a privately held company located in Marlton, New Jersey that sells a line of diagnostic products in coagulation and vascular medicine. We distribute this product under our label through our distribution network, primarily in the United States. This product complements our expanding line of vascular disease products. The initial term of the distribution arrangement with abp expired in June 2001 and has been continuously extended for additional one-year terms, most currently to June 30, 2005. abp also sells this test under our label through its distribution network. Under the terms of a separate distribution agreement, abp sells our von Willebrand Factor Antigen, Protein C, Protein S and Monoclonal Free Protein S products worldwide under the Corgenix label through their distribution network.

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

      We have established OEM agreements with several international diagnostic companies. Under some of these agreements, we manufacture selected products in the same configuration as the Company's own products, under the partner's label for worldwide distribution. In other OEM agreements, the Company manufactures diagnostic kits according to the partner's unique specifications under the partner's label.

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

      Our technical staff is responsible for supporting current products on the market through scientific investigation, and is responsible for design transfer to manufacturing of all new products developed. They assess the performance and validate all externally-sourced products.

      The technical staff includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. We maintain facilities to support our development efforts at the Westminster, Colorado headquarters. Group leaders are also skilled in planning and project management under FDA-mandated design control. See "-- Regulation."

      During fiscal 2004 and 2003, we spent $738,000 and $859,000, respectively, for research and development. The decrease was primarily attributable to increased payroll-related costs and purchases related to additional research and development contract work. We expect research and development spending to increase during 2004. Research and development contract revenue amounted to $211,935 and $555,813 for the 2004 and 2003 fiscal years ended June 30.

      Products and Technology in Development

      We intend to expand our product menu through internal development, development in collaboration with strategic partners and acquisition and/or licensing of new products and technologies. We are currently working with partners to develop additional tests to supplement the existing product lines and two contract research projects as of September 2004. The following summarizes our current product and technology development programs:

      Vascular Disease Testing Products

      We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. In the fiscal year ended June 30, 1999, we developed three new antiphospholipid products which are more specific for thrombosis and the antiphospholipid syndrome when incorporated with the conventional aCL and aPS tests, and are configured for sale to hospital based and free-standing independent laboratories. Filing of the 510(k) applications for the new tests was completed and one of the products, anti-phosphatidylserine IgA, was cleared by the FDA in April 2000. Two additional products in this area, IgG anti-Prothrombin and IgM anti-Prothrombin (aPT), were cleared by the FDA in April 2001. Four additional products in this area and three products in the coagulation area are in various stages of development, and we expect to file applications with the FDA in 2004-2005. See "-- Regulation."

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

      Our competitors include Inova Diagnostics, Inc., DIASORIN, Diagnostica Stago, American Bioproducts, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Organon Teknika, Helix Diagnostic Hemagen Diagnostics, Sigma Diagnostics, The Binding Site and IVAX Diagnostics. We compete against these companies on the basis of product performance, customer service, and to a smaller extent, price.

      Patents, Trade Secrets and Trademarks

      We have built a strong patent and intellectual property position around our proprietary application of ELISA technology. We hold one United States patent that expires in 2010. We have no pending patent applications. The Hyaluronic Acid product is protected by U.S., Japanese and European patents held by Chugai. As part of the agreements with Chugai, we have a license to use the Chugai patents to manufacture this product for worldwide distribution, and marketing rights worldwide except Japan. See "-- Chugai Strategic Relationship."

      Patent applications in the United States are maintained in secrecy until patents are issued. There can be no assurance that our patent, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In fiscal 2004 the Company did not incur any costs to defend our patents. See "Part II. Item 6. Management's Discussion and Analysis -- Forward-Looking Statements and Risk Factors -- Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

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

      The majority of our product sales, approximately 85% for the fiscal year ended June 30, 2004 and 85% in fiscal 2003, were products that utilized our proprietary technology.

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

      Before a new device can be introduced in the market, we must obtain FDA clearance or approval through either clearance of a 510(k) pre-market notification or approval of a pre market approval ("PMA") application, which is a more extensive and costly application. All of our products have been cleared using a 510(k) application, and we expect that most, if not all, future products will also qualify for clearance using a 510(k) application (as described in Section 510(k) of the Medical Device Amendments to the F D & C Act of 1938).

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

      Our customers using diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Information Act of 1988, or CLIA. The CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: "waived," "moderately complex" and "highly complex." Our current ELISA tests are categorized as "moderately complex" tests for clinical use in the United States. Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the "Centers for Medicare and Medicaid Services" ("CMS"), formerly the United States Health Care Financing Administration. There can be no assurance that the CLIA regulations and future administrative interpretations of CLIA will not have an adverse impact on the potential market for our future products.

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

      Reimbursement

      Currently our largest market segment is the hospital-based and free-standing independent laboratory market in the United States. Payment for testing in this segment is largely based on third-party payor reimbursement. The laboratory that performs the test will submit an invoice to the patient's insurance provider (or the patient if not covered by a program). Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology ("CPT") code by the American Medical Association. Each CPT code is then assigned a reimbursement level by CMS. Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS.


      Employees (for Consolidated Entity)

      As of October 11, 2004, we employed 36 employees, 35 full-time and one part-time. Of these, four hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.


Item 2.  Description of Property.

      We currently lease approximately 15,600 square feet of space in two close-by buildings in Westminster, Colorado, which are used for our administrative offices, research and development facilities and manufacturing operations. Both leases expire August 31, 2006. We also lease approximately 1,400 square feet of office space in Peterborough, Cambridgeshire, United Kingdom under a lease that expires October 6, 2006 and it is the intention of Corgenix UK Limited to renew the lease subsequent to its initial term. We believe that suitable additional or alternative space will be available on commercially reasonable terms, as needed, upon the termination of our Westminster, Colorado lease term, and that our existing facilities will be sufficient for our operational purposes through the end of the leases.

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

      None.

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

                                     PART II

       Item 5. Market for Common Equity and Related Stockholder Matters.

      Our Common Stock is traded on the OTC Bulletin Board (R) under the symbol "CONX". On September 27, 2004, the last bid price of our Common Stock on the OTC Bulletin Board (R) as reported by the OTC Bulletin Board (R) was $0.45.

      The following table sets forth, for the periods indicated, the high and low bid prices of our Common Stock as reported on the OTC Bulletin Board (R). The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

               Stock Price Dates
                                                   Stock Price Ranges
                                                     High      Low

      Fiscal Year 2004
      Quarter Ended:
           September 30, 2003                       $1.29     $0.70
           December 31, 2003                        $1.35     $0.85
           March 31, 2004                           $1.05     $0.70
           June 30, 2004                            $0.90     $0.28

      Fiscal Year 2003
      Quarter Ended:
           September 30, 2002                       $0.80     $0.29
           December 31, 2002                        $0.65     $0.32
           March 31, 2003                           $0.60     $0.22
           June 30, 2003                            $0.38     $0.22

      On October 11, 2004 there were approximately 173 holders of record of our Common Stock.

      To date, we have not paid any dividends on our Common Stock, and the Board of Directors of the Company does not currently intend to declare cash dividends on our Common Stock. We instead intend to retain earnings, if any, to support the growth of the Company's business. Any future cash dividends would depend on future earnings, capital requirements and the Company's financial condition and other factors deemed relevant by the Board of Directors. We are restricted from paying dividends on our Common Stock under the terms of a promissory note to Vectra Bank without the consent of Vectra Bank.

      Stock Issuance

          On July 1, 2002, the Company entered into an agreement ("MBL Agreement") with Medical & Biological Laboratories Co., Ltd. ("MBL"), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan, under which the Company sold 880,282 shares, on a redeemable basis, of its $.001 par value common stock to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $484,746. Under the MBL Agreement, MBL was also granted a put option pursuant to which MBL could cause the Company to repurchase, at a future date, the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." If exercised, the put option requires the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option is exercisable by MBL any time after the termination or expiration of the distribution agreement between the Company and RhiGene, MBL's U.S. subsidiary, upon any merger or consolidation of the Company with another corporation wherein the Company's stockholders own less than 50% of the surviving corporation or upon any sale or other disposition of all or substantially all of the Company's assets. In March 2004, MBL's representative to the Company's Board of Directors voted in favor of the execution of the Merger Agreement with Genesis. MBL's approval of the eventual merger is not required. The present distribution agreement with RhiGene expires on March 31, 2005, though the distribution agreement may be renewed or extended prior to that time and has certain provisions that could result in an earlier termination date.

Pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights and certain demand registration rights.


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


      Forward-Looking Statements

      This Form 10-KSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this Form 10-KSB, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

Item  6.   Management's   Discussion   and   Analysis  or  Plan  of
Operation.

      The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

      General

      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 73 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

      We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders if in stock. Accordingly, we do not operate with a customer order backlog.

      Except for the fiscal year ending June 30, 1997, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

      Beginning in fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

      Although we have experienced growth in revenues every year since 1990, except for 1997, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

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

      The Company maintains an allowance for doubtful accounts based on its historical experience and provides for any specific collection issues that are identified. Such allowances have historically been adequate to provide for our doubtful accounts but involve a significant degree of management judgment and estimation. Worse than expected future economic conditions, unknown customer credit problems and other factors may require additional allowances for doubtful accounts to be provided for in future periods. Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. The internal and external costs of developing and enhancing software costs related to website development, other than initial design and other costs incurred during the preliminary project stage, are capitalized until the software has been completed. Such capitalized amounts began to be amortized commencing when the website was placed in service on a straight-line basis over a three-year period. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred. We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Revenue from sale of products is recognized upon shipment of products. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2004 and 2003 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Research and development and advertising costs are expensed when incurred. Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

      Results of Operations

      Year Ended June 30, 2004 compared to 2003

      Net sales. Net sales for the year ended June 30, 2004 were approximately $5,271,000, a 4.9% increase from approximately $5,024,000 in 2003. Domestic sales increased 1.3% while sales to international distributors increased 7.1% from year to year. With respect to the Company's major product lines, Phospholipids kit sales increased 3.4% for the fiscal year, Coagulation kit sales increased 31.0 %, HA kit sales decreased 1.2%, and Autoimmune kit sales decreased 5.1%. Additionally, OEM sales increased 3.3%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2005.

      Cost of sales. Gross profit, as a percentage of sales, decreased to 64.4% in 2004 from 66.2% in 2003 primarily due to higher raw material costs associated with the new manufacturing format of the Company's main product line, partially offset by sales of HA kits, at higher margins, to customers other than Fujirebio.

      Selling and marketing. Selling and marketing expenses decreased 10% to approximately $1,348,000 in 2004 from approximately $1,498,000 in 2003. The majority of this decrease involved decreases in labor-related, travel and advertising costs resulting from cost controls and reductions put into place on August 1, 2003.

      Research and development. Research and development expenses decreased 14.1% to approximately $738,000 in 2004 from approximately $859,000 in 2003. The majority of this decrease involved reductions in labor-related costs and purchases and development costs resulting from recently ended development projects in addition to the August 1, 2003 company-wide cost controls and reductions mentioned above.

      General and administrative. General and administrative expenses increased $69,000 or 5.8% to approximately $1,267,000 in 2004 from approximately $1,198,000 in 2003, primarily due to increases in merger-related expenses, patent renewal fees, bank charges and equipment leases.

      Interest expense. Interest expense increased 18.7% to approximately 168,000 in 2004 from approximately $77,000 in 2003 due primarily to the accretion of discount on the note payable to Genesis plus an increase in interest-bearing debt partially offset by lower interest rates.

      Liquidity and Capital Resources

      Cash used in operating activities was $258,635 for the current fiscal year compared to cash provided by operating activities of $19,887 during the prior fiscal year. The cash used in operations resulted primarily from a substantial decrease in outstanding accounts payable accompanied by increases in inventories and accounts receivable. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

      Net cash used by investing activities, the purchase of equipment, was $7,124 in fiscal 2004 compared to $68,883 for fiscal 2003. The decrease was mainly attributable to reduced spending on computers.

      Net cash provided by financing activities amounted to $381,149 during fiscal 2004 compared to $258,2504 in the prior fiscal year. This increase in cash provided over the comparable prior year was primarily due to a substantial increase in notes payable.

      Historically, we have financed our operations primarily through long-term debt and by sales of common and preferred stock. No common or preferred stock was sold in fiscal 2004. In fiscal 2003, we raised $500,000 before offering expenses through a private sale of common stock.

      We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 32.7% to $834,153 from $628,717 in 2003 primarily as a result of significant sales increases in May and June of 2004.

      Our future capital requirements will depend on a number of factors, including the proposed merger with Genesis and the possible completion of the related Takeout Financing for Genesis, the possible redemption of common stock, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of redeemable common and common stock, the Bridge Note, and long- term debt financing. If completed, the Takeout Financing would provide approximately $6,000,000 to occur concurrently with the consummation of the merger with Genesis, now estimated to be on or about February 28, 2005. If, for any reason the Takeout Financing and the planned merger with Genesis do not occur or if we are required to repurchase our redeemable common stock, we will need to implement new expense reductions and seek new debt agreements and/or sell additional equity securities in fiscal year 2005 to generate additional operating capital, to develop the markets and obtain the regulatory approvals for our products in the United States, and to pursue all of our strategic objectives. We believe that our current availability of cash, working capital, future proceeds from the issuance of common stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months. At June 30, 2004, cash on hand amounted to $468,954 compared to $342,377 at June 30, 2003. This estimate of our future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from our estimates. There are no assurances we would be able to make required payments under certain of our agreements described above if they become due.

      Recently Issued Accounting Pronouncements

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

      Risk Factors

      An investment in Corgenix entails certain risks that should be carefully considered. In addition, these risk factors could cause actual results to differ materially from those expected include the following:

      Although Corgenix and Genesis expect that the merger will be consummated, there can be no assurance that this will occur nor may the anticipated benefits of the merger occur.

      The parties are proceeding to effectuate the Merger, but there is no assurance that such a transaction will be consummated. The Merger is subject to, among other conditions, Genesis obtaining additional financing in the amount of at least $6,000,000. There can be no assurance that such financing can be obtained. In addition, the merger of Corgenix and Genesis may not be completed for any variety of reasons, including failure to obtain necessary stockholder approvals, breach of the parties' representations and warranties and failure to satisfy other conditions to closing.

Even if the merger were consummated, the integration of the companies will be a complex, time consuming and expensive process that may result in disruption of the business of the combined company. Following the merger, the combined company must operate as a combined organization utilizing common information and operating procedures, financial controls, and human resources practices. Corgenix and Genesis may not accomplish this integration smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent the combined entity from realizaing the full benefits anticipated to result from the merger and adversely affect other corporate activities.

In the event of a breach of the merger agreement, the breaching party may be liable to the other party for up to $1,500,000 of liquidated damages penalties. There can be no assurance that if a breach occurs, that the breaching party would be able to meet its liquidated damages obligations.

      Merger-related charges will be incurred.

       Corgenix estimates that, as a result of the merger, the company will incur certain merger-related expenses of approximately $150,000 consisting of legal, accounting fees, financial printing and other related charges. The foregoing amounts are preliminary estimates and the actual amounts may be higher or lower. In addition, a large portion of the estimated merger-related expenses are, per agreement with Genesis, to be shared equally with Genesis and thus, approximately half of said expenses would be reimbursed by Genesis if the merger is not consummated.


      We continue to incur losses and are likely to require additional financing.

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $4,853,767 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no greater than anticipated uses of cash related to the tentative merger with Genesis or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, or complete the merger related Takeout Financing mentioned elsewhere in this report, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

      We depend upon collaborative relationships and third parties for product development and commercialization.

      We have historically entered into research and development agreements with collaborative partners, from which we derived revenues in past years. Pursuant to these agreements, our collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of our products. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could be forced to undertake such activities at our own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by us in our product development efforts. Collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair our ability to deliver products on a timely basis.

      There can be no assurance of successful or timely development of additional products.

      Our business strategy includes the development of additional diagnostic products for the diagnostic business. Our success in developing new products will depend on our ability to achieve scientific and technological advances and to translate these advances into commercially competitive products on a timely basis. Development of new products requires significant research, development and testing efforts. We have limited resources to devote to the development of products and, consequently, a delay in the development of one product or the use of resources for product development efforts that prove unsuccessful may delay or jeopardize the development of other products. Any delay in the development, introduction and marketing of future products could result in such products being marketed at a time when their cost and performance characteristics would not enable them to compete effectively in their respective markets. If we are unable, for technological or other reasons, to complete the development and introduction of any new product or if any new product is not approved or cleared for marketing or does not achieve a significant level of market acceptance, our ability to remain competitive in our product niches would be impaired.

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

      The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated there under, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We are not able to commence marketing or commercial sales in the United States of new products under development until we receive clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

      There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances or failure to comply with existing or future regulatory requirements could negatively impact our sales and thus have a material adverse effect on our business.

      As a manufacturer of medical devices for marketing in the United States, we are required to adhere to applicable regulations setting forth detailed good manufacturing practice requirements, which include testing, control and documentation requirements. We must also comply with Medical Device Report (MDR) requirements, which require that a manufacturer reports to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. We are also subject to routine inspection by the FDA for compliance with Quality System Regulations (QSR) requirements, MDR requirements and other applicable regulations. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. We may incur significant costs to comply with laws and regulations in the future, which would decrease our net income or increase our net loss and thus have a potentially material adverse effect upon our business, financial conditions and results of operations.

      Distribution of diagnostic products outside the United States is subject to extensive foreign government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. We may be required to incur significant costs in obtaining or maintaining foreign regulatory approvals. In addition, the export of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approval or the failure to comply with regulatory requirements could reduce our product sales and thus have a potentially material adverse effect on our business, financial condition and results of operations.

      We depend upon distribution partners for sales of diagnostic products in international markets.

      We have entered into distribution agreements with collaborative partners in which we have granted distribution rights for certain of our products to these partners within specific international geographic areas. Pursuant to these agreements, our collaborative partners have certain responsibilities for market development, promotion, and sales of the products. If any of these partners fails to perform its contractual obligations or terminates its agreement, this could have a reduce our sales and cash flow and thus have a potentially material adverse effect on our business, financial condition and results of operations.

      Third party reimbursement for purchases of our diagnostic products is uncertain.

      In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the purchase. Third party payers are increasingly scrutinizing and challenging the prices charged for medical products and services and they can affect the pricing or the relative attractiveness of the product. Decreases in reimbursement amounts for tests performed using our diagnostic products, failure by physicians and other users to obtain reimbursement from third party payers, or changes in government and private third party payers' policies regarding reimbursement of tests utilizing diagnostic products, may affect our ability to sell our diagnostic products profitably. Market acceptance of our products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems.

      Our success depends, in part, on our ability to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the proprietary rights of others.

      There can be no assurance that our issued patent will afford meaningful protection against a competitor, or that patents issued to us will not be infringed upon or designed around by others, or that others will not obtain patents that we would need to license or design around. We could incur substantial costs in defending the Company or our licensees in litigation brought by others. The potential for reduced sales and increased legal expenses would have a negative impact on our cash flow and thus our overall business could be adversely affected.

      We may not be able to successfully implement our plans to acquire other companies or technologies.

      Our growth strategy may include the acquisition of complementary companies, products or technologies. There is no assurance that we will be able to identify appropriate companies or technologies to be acquired, to negotiate satisfactory terms for such an acquisition, or to obtain sufficient capital to make such acquisitions. Moreover, because of limited cash resources, we will be unable to acquire any significant companies or technologies for cash and our ability to effect acquisitions in exchange for our capital stock may depend upon the market prices for our common stock, which could result in significant dilution to its existing stockholders. If we do complete one or more acquisitions, a number of risks arise, such as disruption of our existing business, short-term negative effects on our reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. Any of these factors could materially harm Corgenix's business or its operating results.

      We depend on suppliers for our products' components.

      The components of our products include chemical and packaging supplies that are generally available from several suppliers, except certain antibodies, which we purchases from single suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of such antibodies to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for all critical raw materials and believe that we can substitute a new supplier with respect to any of these components in a timely manner. If, for some reason, we lose our main supplier for a given material, there can be no assurances that we will be able to substitute a new supplier in a timely manner and failure to do so could impair the manufacturing of certain of our products and thus have a material adverse effect on our business, financial condition and results of operations.

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

      To date, we have experienced no product liability claims, but any such claims arising in the future could have a material adverse effect on our business, financial condition and results of operations. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy or limited by other claims under our umbrella insurance policy. Additionally, there can be no assurance that our existing insurance can be renewed by us at a cost and level of coverage comparable to that presently in effect, if at all. In the event that we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, such claim could have a material adverse effect on our cash flow and thus potentially a materially adverse effect on our business, financial condition and results of operations.

      There has, to date, been no active public market for our Common Stock, and there can be no assurance that an active public market will develop or be sustained.

      Although our Common Stock has been traded on the OTC Bulletin Board(R) since February 1998, the trading has been sporadic with insignificant volume.

      Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations. These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and quarterly variation in our results of operations, may adversely affect the market price of our common stock. In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Such rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules.


      There are risks associated with fluctuating exchange rates.

      Our financial statements are presented in US dollars. At the end of each fiscal quarter and the fiscal year, we convert the financial statements of Corgenix UK, which operates in pounds sterling, into US dollars, and consolidate them with results from Corgenix, Inc. We may, from time to time, also need to exchange currency from income generated by Corgenix UK. Foreign exchange rates are volatile and can change in an unknown and unpredictable fashion. Should the foreign exchange rates change to levels different than anticipated by us, our business, financial condition and results of operations may be adversely affected.

Item 7.  Financial Statements.

      The financial statements listed in the accompanying index to the consolidated financial statements are filed as part of this Annual Report on Form 10-KSB.

Item  8.  Changes  In  and   Disagreements   With   Accountants  on
Accounting and Financial
           Disclosure.

      None.

Item 8A.  Controls and Procedures.


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


                                    PART III

Item 9.  Directors and Executive Officers.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2004:

------------------------------------------------------------

Name         Age       Position             Director/Officer
                                                 Since
------------------------------------------------------------
------------------------------------------------------------

Luis R.       56    Chief Executive              1998
Lopez,               Officer and
M.D.                   Chairman
------------------------------------------------------------
------------------------------------------------------------

Douglass      56   President and Chief           1998
T. Simpson          Operating Officer
------------------------------------------------------------
------------------------------------------------------------

------------------------------------------------------------
------------------------------------------------------------
Ann L         51   Vice President,
Steinbarger      Sales and Marketing            1996

------------------------------------------------------------
------------------------------------------------------------
Taryn G.    45    Vice President,                1998
Reynolds          Technology


------------------------------------------------------------
------------------------------------------------------------

Catherine   39    Vice President,               1999
A. Fink,         General Manager
Ph.D.

------------------------------------------------------------
------------------------------------------------------------
William H.  58   Vice President and            2000
Critchfield      Chief Financial
                      Officer

------------------------------------------------------------
------------------------------------------------------------
Wendell J.   71      Director                  2001
Gardner
------------------------------------------------------------
------------------------------------------------------------

Jun Sasaki   51      Director                  2002

------------------------------------------------------------
------------------------------------------------------------

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

William H. Critchfield, has been Vice President and Chief Financial Officer of the Company since December 2000. Prior to joining Corgenix, Mr. Critchfield was Executive Vice President and Chief Financial Officer of U.S. Medical, Inc., a Denver, Colorado based privately held distributor of new and used capital medical equipment. From May of 1994 through July of 1999, he served as President and Chief Financial Officer of W.L.C. Enterprises, Inc., a retail business holding company. From November 1991 to May 1994, Mr. Critchfield served as Executive Vice President and Chief Financial Officer of Air Methods Corporation, a publicly traded company which is the leading U.S. company in the air medical transportation industry and is the successor company to Cell Technology, Inc., a publicly traded biotechnology company, where he served in a similar capacity from 1987-1991. From 1986 through September 1987 he served as Vice President of Finance and Administration for Biostar Medical Products, Inc., a developer and manufacturer of diagnostic immunoassays. In the past, Mr. Critchfield also served as Vice President of Finance for Nuclear Pharmacy, Inc., formerly a publicly traded company and the world's largest chain of centralized radiopharmacies. Mr. Critchfield is a certified public accountant in Colorado. He graduated magna cum laude from California State University-Northridge with a Bachelor of Science degree in Business Administration and Accounting.

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

Item 10.  Executive Compensation.

The following table shows how much compensation was paid by Corgenix for the last three fiscal years to Corgenix's Chief Executive Officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered to the subsidiaries during such fiscal years (collectively, the "Named Executive Officers").








      Summary Compensation Table
                                                Long-Term
                                   Annual Cash
                               Compensation    Compensation
                               ------------------------------

  Name and Principal   Fiscal    Salary         Options Granted
       Position         Year   and Bonus*       (# of Shares)
 --------------------------------------------------------------
 Dr. Luis R. Lopez ..   2004   $169,583               -
 Chairman and Chief     2003   $174,000             41,900
 Executive Officer      2002   $160,000               -

 Douglass T.            2004   $148,386
 Simpson ............   2003   $152,250             59,072
 President, Chief       2002   $140,000                -
 Operating Officer

 Ann L. Steinbarger.... 2004   $132,487                -
 Vice President,        2003   $135,937              41,519
 Sales and Marketing    2002   $125,000                -

  William H.            2004   $132,487                -
 Critchfield ........   2003   $135,937              34,119
 Vice President and     2002   $125,000                 -
 Chief Financial
 Officer

 Taryn G. Reynolds...   2004   $105,991                 -
 Vice President,        2003   $108,750               35,695
 Technology             2002   $105,000                 -



 Catherine A Fink,      2004   $105,991                 -
 Ph.D. ..............   2003   $108,750               33,695
 Vice President,        2002   $105,000                 -
 General Manager



* No bonuses were paid to any officer in any of the three years reported.

Long-Term Incentive Compensation

Issuances of stock under the Stock Compensation Plan to the Named Executive Officers during the fiscal year ended June 30, 2004 were as follows:
-----------------------------------------------------------
        Officer           Issuances of Stock Under Stock
                        Compensation Plan in Fiscal 2004
-----------------------------------------------------------
-----------------------------------------------------------
Dr. Luis R. Lopez 0
-----------------------------------------------------------
-----------------------------------------------------------
Douglass T.  Simpson                     0
-----------------------------------------------------------
-----------------------------------------------------------
Ann L. Steinbarger                       0
-----------------------------------------------------------
-----------------------------------------------------------
William H. Critchfield                   0
-----------------------------------------------------------
-----------------------------------------------------------
Taryn G. Reynolds                        0
-----------------------------------------------------------
-----------------------------------------------------------
Catherine A Fink, Ph.D                   0
-----------------------------------------------------------

          Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2004 and outstanding options held by the Named Executive Officers as of June 30, 2004:

    Name      Number                  Number of Shares
               of                       Underlying            Value of
              Shares                    Unexercised         In-the-Money
             Acquired                    Options at         Options at
               on       Value              FY-End             FY-End ($)
            Exercise  Realized($) Exercisable/Unexerc. Exercisable/Unexerc.(1)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Dr. Luis R.      0       0             20,513/23,667       6,017/ 7,810
Lopez

Douglass T.      0       0             46,165/35,115      27,564/ 14,321
Simpson

Ann L.           0       0             36,067/23,413      21,132/ 9,460
Steinbarger

William H.       0       0             33,254/22,746      22,625/ 9,173
Critchfield

Catherine        0       0             30,483/18,197      17,213/ 7,338
A. Fink

Taryn G.         0       0             30,950/19,530      26,670/ 7,912
Reynolds

(i) Based on the price of the Company's common stock at June 30, 2004 of $0.94 per share.

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

Corgenix had also executed a consulting contract with Wm. George Fleming, Ph.D., Corgenix's Vice President, International Operations, for an annual fee of $125,000. This contract expired on June 30, 2004. Upon Dr. Fleming's retirement, the oversight of international operations was assumed by a member of management of Corgenix UK Limited.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Corgenix is currently composed of the Outside Director Mr. Gardner along with Messrs. Lopez and Simpson. No interlocking relationship exists between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table sets forth as of June 30, 2004, certain information regarding the ownership of Corgenix's common stock by (i) each person known by Corgenix to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of Corgenix's directors, (iii) each Named Executive Officer and (iv) all of Corgenix's executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 12061 Tejon Street, Westminster, CO 80234. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of June 30, 2004. Other than Dr. Lopez, no other director or executive officer beneficially owned more than 5% of the common stock. Directors and executive officers as a group beneficially owned 13.1% of the common stock.

----------------------------------------------------------

                                    Shares Beneficially
                                           Owned
--------------------------------   -----------------------
--------------------------------   -----------------------

Name of Beneficial Owner            Number        Percent
--------------------------------   ----------    ---------
Medical & Biological
Laboratories Co., Ltd......        880,282          15.9%


Dr. Luis R. Lopez(1).........      457,866           8.3%

Dallas Marckx...........           288,000           5.2%

Douglass T. Simpson (1)......      117,890           2.3%

Ann L. Steinbarger(1)........       54,090           1.1%

William H. Critchfield(1)...        37,961           0.8%

Catherine A. Fink, Ph.D(1)          37,896           0.8%

Taryn G. Reynolds (1)......        108,380           2.0%

Wendell Gardner(1) ........         49,200           0.8%
All current directors and
current executive officers as
a group (7 persons)..............  886,238          16.03%



(1) Current director or officer.

Item 12.  Certain Relationships and Related Transactions.

          There have not been any transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

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

10.8 Employment Agreement dated April 1, 2001 between Douglass T. Simpson and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.9 Employment Agreement dated April 1, 2001 between Ann L. Steinbarger and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.10 Employment Agreement dated April 1, 2001 between Taryn G. Reynolds and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.11 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.12 Consulting Contract dated May 22, 1998 between Wm. George Fleming, Bond Bio-Tech, Ltd. and the Company, filed as Exhibit 10.16 to the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.
10.14 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.
10.15 Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.
10.16 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds, filed with the Company's Form 10-KSB, and incorporated herein by reference.

10.17 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company, filed with the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001.
10.19 Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.20 License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.23 Amended and Restated 1999 Incentive Stock Plan filed with the Company's filing of Proxy Statement Schedule 14A Information, and incorporated herein by reference.
10.24 Amended and Restated Employee Stock Purchase Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information, and incorporated herein by reference.
10.25* Agreement and Plan of Merger dated as of March 12, 2004 by and among Genesis Bioventures, Inc., GBI Acquisition Corporation and Corgenix Medical Corp.
10.26 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.27 Promissory note dated October 1, 2001 between W.G. Fleming and Corgenix UK, Ltd. filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.28 Warrant Agreement dated October 11, 2001, between Phillips V. Bradford and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.29 Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.30 Underlease Agreement dated October 3, 2001 between G.V. Calen, A.G. Pirmohamed and Corgenix UK, Ltd,. filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.31 Distribution Agreement and OEM Agreement dated March 14, 2002 between RhiGene, Inc., and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.1 Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998.
31.1* Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.2* Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification by Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*  Filed herewith.

----------------------------------------
      (b) Reports on Form 8-K.

            None

Item 14.  Principal Accountant Fees and Services.

      The Company's principal outside accountant who serves as the Company's auditor is KPMG LLP. The Company's principal outside accountant for preparation of the Company's Federal and State income tax returns is Hein & Associates LLP.

      The aggregate fees billed by such firms for each of the last two fiscal years for professional services rendered by the Company's principal accountants are as follows:

----------------------------------------------------------------------
               Audit Fees    Audit-Related   Tax Fees     All Other
                             Fees                            Fees
----------------------------------------------------------------------
----------------------------------------------------------------------
2004              $77,250         --            --           --
----------------------------------------------------------------------
----------------------------------------------------------------------
2003              $71,036         --          $8,250         --
----------------------------------------------------------------------

` The Company's Audit Committee (the "Committee") is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for the Company by its registered public accounting firm, provided, however, that de-minimus non-audit services may instead be approved in accordance with applicable SEC rules.

Consent of Independent Auditors



The Board of Directors
Corgenix Medical Corporation


We consent to incorporation by reference in the annual report on Form 10-KSB of Corgenix Medical Corporation of our report dated August 15, 2003, relating to the balance sheet of Corgenix UK Limited as of June 30, 2003, and the related financial statements for the year ended June 30, 2003, and all related schedules, which report appears in the June 30, 2004, annual report on Form 10-KSB of Corgenix Medical Corporation.


                                 SR HOWELL & CO


Ramsey, UK
October 12, 2003

                               CORGENIX UK LIMITED
               Auditors' Report to the Shareholders of Corgenix UK Limited

We have audited the financial statements of Corgenix UK Limited for the year ended 30 June 2003 on pages 3 to 10. These financial statements have been prepared in accordance with the Financial Reporting Standard for Smaller Entities (effective March 2000), under the historical cost convention and the accounting policies set out on page 5.

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

Basis of opinion
We have audited the financial statements of Corgenix UK Limited for the year ended 30 June 2003 on page 3 to 10. We conducted our audit in accordance with auditing standards issued by the Auditing Practices Board and the audit was also performed in accordance with auditing standards generally accepted in the United States of America. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the Director in the preparation of the financial statements and of whether the accounting policies are appropriate to the Company's circumstances, consistently applied and adequately disclosed.

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

Opinion
In our opinion, the financial statements give a true and fair view of the state of the company's affairs at 30 June 2003 and of its profit for the year then ended and have been properly prepared in accordance with accounting principles generally accepted in the United States of America and the Companies Act of 1985.



15 August, 2003

SR Howell & Co
Chartered Certified Accountants
& Registered Auditors
88 High Street
Ramsey
Huntington
Cambs PE26 1BS

           Consent of Independent Registered Public Accounting Firm

The Board of Directors
Corgenix Medical Corporation:

We consent to the incorporation by reference in the registration statements (Nos. 333-101528, 333-55682 and 333-69775) on Form S-8 of Corgenix Medical
Corporation of our report dated October 11, 2004, with respect to the consolidated balance sheets of Corgenix Medical Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, which report appears in the June 30, 2004, annual report on Form 10-KSB of Corgenix Medical Corporation.

As discussed in note 1 (h) to the June 30, 2004 consolidated financial statements of Corgenix Medical Corporation, effective July 1, 2002, the Company changed its method of accounting for goodwill as prescribed by Statement of Financial Accounting Standards No. 142.


                                    KPMG LLP


Denver, Colorado
October 11, 2004

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Financial Statements

                             June 30, 2004 and 2003

   (With Independent Registered Public Accounting Firm's Report Thereon)

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES






                                                                Page


Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm          F-1

Consolidated Balance Sheets as of June 30, 2004 and 2003         F-2

Consolidated Statements of Operations and Comprehensive
  Loss for the years ended June 30, 2004 and 2003                F-3

Consolidated Statements of Stockholders' Equity
  for the years ended June 30, 2004 and 2003                     F-4

Consolidated Statements of Cash Flows for the years ended
  June 30, 2004 and 2003                                         F-5

Notes to Consolidated Financial Statements                       F-6

           Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Corgenix UK Limited, a wholly-owned subsidiary, as of and for the year ended June 30, 2003, which statements reflect total assets constituting 14 percent and net sales constituting 25 percent of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Corgenix UK Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 (h) to the consolidated financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill as prescribed by Statement of Financial Accounting Standards No. 142.


                                    KPMG LLP



Denver, Colorado
October 11, 2004

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2004 and 2003

                    Assets                          2004      2003
                                                  --------- ----------

Current assets:

  Cash and cash equivalents                     $ 468,954    342,377
  Accounts receivable, less allowance for
doubtful accounts of $13,410                      834,153    628,717

  Inventories                                     982,227    815,222

  Prepaid expenses                                30,276      42,788
                                                  ---------  ----------


       Total current assets                       2,315,610  1,829,104
                                                  ---------  ----------

Equipment:

    Capitalized software costs                    122,855     122,855

  Machinery and laboratory equipment              588,219     585,935

  Furniture, fixtures and office equipment        511,488     503,787
                                                  ---------  ----------


                                                 1,222,562  1,212,577
  Accumulated depreciation and amortization       (913,020)  (789,564)
                                                  ---------  ----------


       Net equipment                              309,542    423,013
                                                  ---------  ----------

Intangible assets:
    Patents, net of accumulated amortization
of $1,019,474 and $944,978, respectively           98,070     172,566

  Goodwill, net of accumulated amortization
of  $44,979                                        13,677      13,677
                                                  ---------   ------
                                                  111,747     186,243
                                                  ---------  ----------
Due from officer                                   12,000      12,000

Other assets                                       98,925     105,356


       Total assets                            $2,847,824   2,555,716
                                                =========  ==========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Current portion of notes payable, net of
discount (note 3)                               $ 569,988    378,683

  Current portion of capital lease obligations    51,395      95,881

  Accounts payable                                483,642    618,934

  Accrued payroll and related liabilities         173,392    180,630

  Accrued interest                                127,831     99,660

  Accrued liabilities                             169,929    105,392
                                                  ---------- -------


       Total current liabilities                1,576,177  1,479,180


Notes payable, less current portion (note 3)      238,445    373,167

Capital lease obligation, less current portion     9,712      61,504
                                                  ---------  ----------

                    Total liabilities           1,824,334   1,913,851
                                                  ---------  ----------

Redeemable common stock, 880,282 shares issued
and outstanding, aggregate redemption value of
$500,000, net of unaccreted discount and issuance
costs of $64,919 at June 30, 2004 and $151,474
at June 30, 2003                                   435,081    348,526

Stockholders' equity:
  Preferred stock, $0.001 par value.
     Authorized 5,000,000 shares, none issued or
     outstanding                                    --           --
  Common stock, $0.001 par value. Authorized
     40,000,000 shares; Issued and outstanding
     5,321,319  and 5,271,192 shares in 2004
     and 2003, respectively                        4,440       4,391

  Additional paid-in capital                   5,449,100   4,930,576

  Accumulated deficit                         (4,853,767) (4,642,297)
    Accumulated other comprehensive income
(loss)                                           (11,364)        669
                                                ---------  ----------


       Total stockholders' equity                588,409      293,339
                                                  ---------  ----------

Commitments and contingencies

       Total liabilities and stockholders'
        equity                                $2,847,824    2,555,716
                                               =========    ==========
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
    Consolidated Statements of Operations and Comprehensive Loss
                 Years ended June 30, 2004 and 2003
                                                 2004        2003
                                              ----------- -----------


Net sales                                    $5,270,553   5,023,669

Cost of sales                                 1,873,534   1,697,123
                                              ----------- -----------


        Gross profit                          3,397,019   3,326,546

Operating expenses:

  Selling and marketing                       1,348,318   1,498,033

  Research and development                    737,897      858,892

     General and administrative               1,267,479   1,197,534
                                              ----------- -----------

                                              3,353,694   3,554,459
                                              ----------- -----------


        Operating income (loss)                 43,325    (227,913)
                                              ----------- -----------


Other expense -
  Interest expense                            (168,240)   (76,911)
                                              ----------- -----------


            Net loss                        $ (124,915)   (304,824)
                                              =========== ===========

Accretion of discount on redeemable common
stock                                           86,555      86,558
                                              ----------- -----------
                                              ----------- -----------

Net loss attributable to common
stockholders                                  (211,470)   (391,382)
                                              ----------- -----------

Net loss per share basic and diluted        $   (0.04)      (0.08)
                                              =========== ===========

Weighted average shares outstanding -
basic and diluted                           $ 5,305,425   5,236,309
                                              =========== ===========


Net loss                                    $ (124,915)   (304,824)

Other comprehensive loss -

  foreign currency translation                (12,033)    (31,259)
                                              ----------- -----------


        Total comprehensive loss            $ (136,948)   (336,083)
                                              =========== ===========

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                  Consolidated Statements of Stockholders' Equity
                         Years ended June 30, 2004 and 2003

               Common                                 Accumulated
               Stock    Common   Additional              Other       Total
               Number   Stock     Paid-in    Accmltd.   Compreh.    Stckhlders'
               Shares   Amount    Capital    Deficit     Income       Equity
            -------------------------------------------------------------------
Balances at:
July 1, 2002  4,333,095 $4,333   4,695,392 (4,250,915)   31,928       480,738


Issuance of
  common stock for
  services       57,815     58     27,399       --          --          27,457
Issuance of
  redeemable
  common
  stock and
  warrants      880,282     --    222,779       --          --          222,779

Cost of equity
  issuances           --    --    (14,994)      --          --          (14,994)
Accretion of
  discount on
  redeemable
  common stock        --      --     --      (86,558)       --          (86,558)

Foreign currency
  translation         --      --     --         --       (31,259)       (31,259)
Net loss              --      --     --      (304,824)       --        (304,824)
                    ------  ------ ------  ------------   ------      ---------

Balances at:
June 30, 2003  5,271,192   4,391  4,930,576 (4,642,297)     669         293,339

Issuance of
  common stock and
  exercise of
  stock options   50,127      49     18,524     --           --          18,573
Accretion of discount
  on redeemable
  common stock     --         --       --     (86,555)       --         (86,555)
Beneficial conversion
  feature of Genesis
  convertible note
  payable
  (note 3)         --         --     500,000     --          --         500,000

Foreign currency
  translation      --         --       --        --       (12,033)     (12,033)
                                                                        124,915)
Net loss           --         --       --     (124,915)      --        (124,915)
               ---------- ---------- -------- ---------- -----------   ---------
Balances at
June 30, 2004  5,321,319     4,440  5,449,100  (4,853,767)  (11,364)    588,409
               --------- ========== ========== =========== ==========  =========
See accompanying notes to consolidated financial statements.

                                       F-6
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                   Years ended June 30, 2004 and 2003

                                                         2004      2003
                                                       -------------------

Cash flows from operating activities:
  Net loss                                           $ (124,915) (304,824)
  Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:

      Depreciation and amortization                     196,259   221,776
      Accretion of discount on note
           payable                                       84,801

      Equity instruments issued for services             12,582     27,463
      Changes in operating assets and liabilities:
          Accounts receivable, net                     (180,669)    65,677
          Inventories                                  (165,459)  (149,917)
          Prepaid expenses and other assets              19,762    (49,542)
          Accounts payable                             (185,064)    65,429

        Accrued payroll and related liabilities          (3,071)    62,475
        Accrued liabilities, including accrued
           interest                                      87,139     81,350
                                                       -------------------
              Net  cash   provided   by   (used   in)
                operating activities                   (258,635)    19,887
                                                       -------------------

Cash flows used in investing activities:

     Additions to equipment                              (7,124)   (68,883)

Cash flows from financing activities:
  Proceeds from issuance of common stock, redeemable
     common stock, warrants and stock options             5,990    500,000
  Proceeds from issuance of notes payable               665,936    204,100
  Payments on notes payable                            (194,500)  (312,533)
  Payments on capital lease obligations                 (96,277)  (103,059)
  Payment for costs of issuance of common stock
     and redeemable common stock                           --      (30,254)
                                                       -------------------

          Net   cash    provided   by   financing
          activities                                    381,149   258,254
                                                       -------------------

          Net increase (decrease) in cash and
          cash equivalents                              115,390   209,257

Impact of foreign currency translation adjustment on
cash                                                     11,187  (31,259)

Cash and cash equivalents at beginning of year          342,377   164,378
                                                       -------------------
Cash and cash equivalents at end of year             $  468,954    342,377
                                                       ===================

Supplemental cash flow disclosures:

Cash paid for interest                               $   56,226    78,000
                                                       ===================


Cash paid for income taxes                           $     --         --
                                                       ===================

Noncash investing and financing activity -

  Equipment acquired under capital leases            $     --      68,883
                                                       ===================

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

(1) Summary of Significant Accounting Policies
    (a) Business and Basis of Presentation
        Corgenix (formerly known as REAADS Medical Products) develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. The Company markets its products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors and private label (OEM) agreements. The Company's corporate offices and manufacturing facility are located in Westminster, Colorado.

        On March 12, 2004, the Company and Genesis Bioventures, Inc. ("Genesis"), signed a definitive merger agreement to effectuate a merger on or about August 31, 2004. This agreement was amended on August 31, 2004 and the date to effectuate a merger was extended to January 31, 2005. (see note 2 to financial statements).

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix
        (UK) Limited ("Corgenix UK"). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in US dollars.

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

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


    Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003


(e)   Trade Accounts Receivable
        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to customers.

    (f) Inventories
        Inventories are recorded at the lower of cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the two years ended June 30, 2004. Components of inventories as of June 30, are as follows:

                           2004         2003
                         ----------  -----------
Raw materials         $   192,226     133,522
Work-in-process           413,639     402,643
Finished goods            376,362     279,057
                         ----------  -----------
                      $   982,227     815,222
                         ==========  ===========

    (g) Equipment and Software
        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization expense, which totaled $196,259 and $221,775 for the years ended June 30, 2004 and 2003, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to the Company's web site development, which are being amortized over three years, beginning in October 2002.

    (h) Intangible Assets
        Intangible assets consist of purchased patents and goodwill. Purchased patents are amortized using the straight-line method over the shorter of 15 years or the remaining life of the patent.
        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No.
        142) on July 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite lives are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this statement. Identifiable intangibles with estimated useful lives continue to be amortized over their respective estimated useful lives and

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                            June 30, 2004 and 2003


        reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets.

(i)      Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $27,705 and $63,294 in fiscal 2004 and 2003, respectively.

    (j) Income Taxes
        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for net operating loss and other credit carryforwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the tax effect of transactions are expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

         (k)    Revenue Recognition
        Revenue is recognized upon shipment of products. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue.

    (l) Research and Development

        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense for the years ended June 30, 2004 and 2003 totaled $737,897 and $858,892 respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2004 and 2003 provided for fees to the Company

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003



        based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues were $211,935 and $555,813 for the years ended June 30, 2004 and 2003, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

    (m) Long-Lived Assets
        The Company reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

    (n) Stock-Based Compensation
        The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

        Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income (loss) would have been increased to the pro forma amounts indicated as follows:

                                                2004        2003
                                             -----------  ---------
  Net loss as reported                    $  (124,915)    (304,824)
  Deduct   total   stock-based   employee
    compensation    expense    determined
    under   fair-value   method  for  all     (60,528)    (52,859)
    awards, net of tax
                                             -----------  ---------
                                             -----------  ---------
  Pro forma net loss                         (185,443)    (357,683)
                                             =========    =========
  Net loss per share, basic and diluted        (0.04)      (0.08)
    as reported
  Net loss per share, basic and diluted        (0.05)      (0.08)
    pro forma

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003


        Fair value was determined using the Black Scholes option - pricing model with the following assumptions: no expected dividends, volatility of 141% in fiscal 2003, risk-free interest rate range of 3.31 to 3.48% in fiscal 2003 and expected lives of seven years.

        The weighted average fair value per option of options granted during the year ended June 30, 2003 was $0.43.

(o)     Earnings Per Share

        Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. No stock options were granted in fiscal 2004. Options and warrants to purchase common stock totaling 556,782 and 92,651 shares for fiscal years 2004 and 2003 respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

                                                    2004       2003
                                                  ---------  ---------

        Net loss attributable to common         $  (211,470)  (391,382)
          stockholders
                                                  ---------  ---------
                                                  ---------  ---------

        Common and common equivalent
        shares outstanding:
        Historical common shares
        outstanding at beginning of year         5,271,192   4,333,095
        Weighted average common equivalent
        shares issued during year                   34,233     903,214
                                                  ---------  ---------
                                                  ---------  ---------

          Weighted average common shares -
            basic and diluted                    5,305,425  5,236,309


         Net income (loss) per share - basic
            and diluted                         $   (.04)        (.08)
                                                  =========  =========

    (p)    Warrants

        The Company has recorded contingent stock purchase warrants in accordance with Emerging Issues Task Force Bulletin 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At the grant date, the minimum number of warrants which may eventually be issued are recorded at their fair

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003


        value, which is adjusted in subsequent periods for revisions of the minimum number of warrants to be issued and the then current fair value of the warrants.

    (q)   Reclassifications

                Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

    (r)    Foreign Currency Transactions

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

(s)   Liquidity

       The Company's future capital requirements will depend on a number of factors, including the proposed merger with Genesis and the possible completion of the related Takeout Financing for Genesis, the possible redemption of common stock, the profitability or lack thereof, the rate at which it grows its business and its investment in proprietary research activities, the ability of its current and future strategic partners to fund outside research and development activities, its success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. The Company's principal sources of liquidity have been cash provided from operating and financing activities, cash raised from the private sale of redeemable common and common stock, the Bridge Note, and long- term debt financing. If completed, the Takeout Financing would provide approximately $6,000,000 to occur concurrently with the consummation of the merger with Genesis, now estimated to be on or about February 28, 2005. If, for any reason the Takeout Financing and the planned merger with Genesis do not occur or if the Company is required to repurchase its redeemable common stock, the Company will need to implement new expense reductions and seek new debt agreements and/or sell additional equity securities in fiscal year 2005 to generate additional operating capital, to develop the markets and obtain the regulatory approvals for its products in the United States, and to pursue all of its strategic objectives. The Company believes that its current availability of cash, working capital, future proceeds from the issuance of common stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet its ongoing needs for at least the next twelve months. At June 30, 2004, cash on hand amounted to $468,954 compared to $342,377 at June 30, 2003. This estimate of the Company's future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from the Company's estimates. There are no assurances the Company would be able to make required payments under certain of its agreements described above if they become due.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003


(2) Planned Merger with Genesis Bioventures, Inc.

    On August 5, 2003 (as amended October 21, 2003), the Company entered into a letter of intent to merge with Genesis Bioventures, Inc. (which we refer to as Genesis) a biomedical development company focused on the development of diagnostic tests ("Merger Transaction"). On March 12, 2004, the Company and Genesis signed a definitive merger agreement to effectuate the merger. In September 2004, the Company and Genesis agreed to extend the closing date to on or before February 28, 2005.

    If the merger is consummated, Genesis would issue 14 million shares in exchange for 100% of Corgenix's outstanding shares. On March 24, 2004 Genesis advanced $500,000 to the Company in the form of a Convertible Promissory Note ("Bridge Note"), for on-going business operations as well as merger transaction related expenses. Pursuant to the main provisions of the Bridge Note, interest will not accrue on the principal balance of the Bridge Note unless and until the merger closing does not occur, in which case the interest will accrue at the prime rate at the time of such termination and from said date of termination. Upon a merger termination, the unpaid principal plus accrued interest thereon is payable in four fully amortized semi-annual payments. Depending upon the reason for a merger termination, the lender (Genesis) may elect to convert the unpaid principal balance of the Note plus accrued but unpaid interest thereon (if any) into shares of common stock of Corgenix, at a conversion price of $.40 per share if the merger termination is due to the unrightful refusal to close by Corgenix, or at a conversion price of $.568 per share if the merger termination is for any other reason. The terms of the merger agreement provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, the location of Corgenix's current corporate headquarters. In addition, the proposed merger is conditioned upon certain closing conditions, including approval by the stockholders of each company, the successful completion of a second round of merger related financing in the amount of at least $6 million (which we refer to as the Takeout Financing). The foregoing dates and amounts of these provisions may be waived upon the mutual consent of both companies. The Takeout Financing would provide the combined companies with funding to continue to develop and further expand their respective technologies and sales and marketing activities. Finally, in the event of a breach of the Merger Agreement, the breaching party may be liable for up to $1,500,000 of liquidated damage penalties.

(3) Notes Payable
    Certain of the notes payable restrict the payment of dividends on the Company's common stock. Notes payable consist of the following at June 30, 2004 and 2003:

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                              June 30, 2004 and 2003


                                               2004           2003
                                             ----------   -------------

    Bridge Note payable to
    Genesis Bioventures,Inc., net of
    discount of $415,199.                     $84,801           --
    See discussion of terms below.

    Note payable to a bank, with interest at
    prime plus 2.75% (7.0% at June 30, 2004),
    due in monthly installments of principal and
    interest of $13,369 through January 2007,
    collateralized by commercial
    security agreements and a key man
    life insurance policy.                     369,351        498,807

    Variable Rate Loan payable to a bank, with
    interest at prime plus 1.0% (minimum rate
    of 5.5%), due in monthly installments of
    principal and interest through August 2004.
    This loan payable is collateralized by
    accounts receivable and inventory and is
    an extension and conversion of a
    revolving credit agreement with the same bank
    which matured on March 31, 2004.          292,507         184,965

    Bank overdraft facility entered into
    by Corgenix UK Limited, secured
    by two officers of the Company whereby
    Corgenix UK Limited can borrow up to
    $26,500 with interest at 3% over the
    base rate, (6.5% at June 30, 2003)
    maturing June 30, 2004.                     --             6,304

   Notes payable, unsecured, to former
   preferred stockholders,
   with interest at 17%, due on demand.
   At June 30, 2004, the Company was in
   default on these notes. See discussion of
   this default below.                       61,774            61,774

                                           ----------   -------------

                                             808,433          751,850

    Less current portion                    (569,988)        (378,683)
                                           ----------   -------------
          Notes payable, excluding
            current portion               $  238,445          373,167
                                           ==========   =============

    As described in note (2), Genesis advanced $500,000 to the Company under the Bridge Note. Interest will not accrue on the principal balance of the Bridge Note unless and until the merger closing does not occur, in which case the interest will accrue at the prime rate at the time of such termination and from said date of termination. Upon a merger termination, the unpaid principal plus accrued interest thereon is payable in four fully amortized semi-annual payments. Depending upon the reason for a merger termination, the lender (Genesis) may elect to convert the unpaid principal balance of the Note plus accrued but unpaid interest thereon (if any) into shares of common stock of Corgenix, at a conversion price of $.40 per share if the merger termination is due to the unrightful refusal to close by Corgenix, or at a conversion price of $.568 per share if the merger termination is for any other reason. The market value of the Company's stock was in excess of the potential conversion price at the date the note was executed, resulting in a beneficial conversion feature of approximately $660,000. As required by Emerging Issues Task Force Bulletins 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the entire proceeds of the Bridge Note were credited to additional paid-in capital. The Bridge Note was recorded net of a $500,000 discount, which is being accreted to interest expense over the potential term of the Bridge Note. In the Company's 10-QSB for the three and nine months ended March 31, 2004, the Bridge Note proceeds were classified in debt, rather than being reflected as additional paid-in capital. The financial statements for the year ended June 30, 2004 reflect the appropriate reclassification.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                     Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003


      As of June 30, 2004, the notes payable to former preferred stockholders, originally at an interest rate of 12%, were in default. As a result of the default, the interest rate increased to 17%. Upon the occurrence of an event of default, the lenders, at their sole and absolute discretion and without notice or demand, may declare the entire unpaid balance of principal plus accrued interest immediately due and payable. No such declaration has been made as of June 30, 2004.

      Aggregate maturities of notes payable by year, net of discount amount of $415,199, as of June 30, 2004, are as follows:

Years ending June 30:
  2005                        $  985,187
  2006                           144,463
  2007                            93,982
                                1,223,632
Less unaccreted discount on       415,199
 Bridge Note
                               -----------
Net maturities                $   808,433

    The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

(4) Employee Stock Purchase and Stock Option Plans Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The plan is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 60,000 common shares were registered with the Securities and Exchange Commission (SEC) for purchase under the plan. In fiscal 2004 35,394 shares were issued under the plan. In fiscal 2003 57,815 shares were issued under the plan.

    Compensation expense recognized for the 15% discount on shares purchased under this plan amounted to $1,882 and $2,734 in fiscal 2004 and 2003, respectively.

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

    Detail of stock option activity for the two-year period ended June 30, 2004 is as follows:



                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                    Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003

                                                            Weighted
                                              Range of       average
                                Number of     exercise       exercise
                                  shares       prices         price
                                -----------  ------------  -----------
                                -----------  ------------  -----------

    Outstanding at July 1,       105,849   $ 0.625-3.28     $ 0.97
      2002 (1)
    Granted at market price      358,500      0.35-0.45       0.42
    Granted  at  greater  than     --          --              --
      market price
    Granted   at  lower   than    26,000        0.001         .001
      market price
    Exercised                      --          --              --
    Canceled                       --          --              --
                                -----------

    Outstanding at June 30,      490,349                     0.509
      2003 (1)
    Granted at market price        --           --             --
    Granted  at  greater  than     --           --             --
      market price
    Granted   at  lower   than     --           --             --
      market price
    Exercised                    (14,733)     0.35-0.45       0.41
    Canceled                       --           --              --
                                -----------

    Outstanding at June 30,      475,616                     0.524
      2004 (1)
                                -----------

    Options exercisable at
      June 30, 2004              246,315                     0.595
                                 =======


    (1) Includes 5,869 in warrants granted to an employee in June 2000

    The following table summarizes information about stock options issued to employees and directors that are outstanding at June 30, 2004:

    --------------------------------------------  -------------------
                                                     Exercisable
                 Outstanding options                   options
    --------------------------------------------  -------------------
    --------------------------------------------  -------------------
                             Weighted
                              average
       Range                 remaining   Weighted             Weighted
        of                  contractual  average              average
      exercise                 life      exercise            exercise
        price     Number     (months)     price     Number    price
       ---------  ---------  ---------   -------  ---------  --------
       ---------  ---------  ---------   -------  ---------  --------

   $   0.001       26,000     65.8       0.001     26,000    0.001
    0.625 - 1.375 102,249     42.0       0.842    102,248    0.842
    0.35-0.45     343,767     65.0       0.417    114,467    0.418
        3.28        3,600     33.0        3.28      3,600     3.28
                  ---------  ---------   -------  ---------  --------
                  ---------  ---------   -------  ---------  --------
                  475,616    72.84       0.524    246,315    0.595
                  =======                         =======

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                     Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003


    As of June 30, 2004, there were also 65,588 warrants issued to consultants outstanding and exercisable ranging in prices from $.21 to $.25 per share, with a weighted average exercise price of $.24 per share.

(5) Commitments and Contingencies
    (a) Leases
        The Company is obligated under various noncancellable operating and capital leases primarily for its operating facilities and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Rent expense on operating leases is reflected on a straight-line basis over the lease term. Future minimum lease payments under noncancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2004, are as follows:

                                                     Capital   Operating
                                                      Leases    Leases
                                                    --------- --------

        Years ending June 30:
          2005                                   $    54,541   230,743
          2006                                         9,892   258,096
          2007                                             --    83,061
          2008                                             --    24,872
                                                           --     9,132
                                                    --------- --------
            Total future minimum lease payments        64,433 $ 605,907
                                                              ========

        Less amounts representing interest             3,326
                                                    ---------

        Present value of minimum capital lease        61,107
        payments

        Less current portion                          51,395
                                                    ---------

           Capital lease obligations less
             current portion                     $     9,712
                                                     =========

        Rent expense totaled $248,880 and $216,880 for the years ended June 30, 2004 and 2003, respectively.

    (b) Employment Agreements
        The Company has employment agreements with six key employees, certain of whom are also stockholders. In addition to salary and benefit provisions, these agreements include defined commitments by the Company should the employees terminate their employment with or without cause.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003



(c)   Redeemable Common Stock and Warrants
        On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company's common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000.

        These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance are being accreted over the 33-month period prior to the presently expected first date on which the put option may be exercised, which is the present expiration date of the distribution agreement between the Company and RhiGene, Inc. Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

(d) Termination Payment in Event of Certain Terminations

        The Company and Genesis are planning and proceeding to effectuate the merger transaction. There is no assurance that such transaction will be consummated. In the event of a breach of the merger agreement, the breaching party may be liable for up to $1,500,000 of liquidated damage penalties.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003


(6) Income Taxes

    Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

                                              2004        2003
                                           -----------  ----------
Computed expected tax benefit            $  (43,720)    (114,961)
 Reduction (increase) in income taxes
 resulting from:
   Permanent differences                     12,328       16,587
   Impact of foreign loss not
    deductible in the United States           --            --
   Change in valuation allowance             42,773      103,454
   Other                                    (42,063)      (5,080)
                                           -----------  ----------
                                         $    --            --
                                           ===========  ==========


    At June 30, 2004, the Company has a net operating loss carry forward for income tax purposes of approximately $2,040,000 expiring during the period from 2012 to 2023. Research and experimentation tax credit carry forwards approximate $373,000. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

    As of June 30, 2004, the Company had a gross deferred tax asset of approximately $1,087,000 relating primarily to the Company's net operating losses and research and experimentation credit carry forwards.

    A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(7) Related Party Transactions
    Amounts due from an officer are due upon demand, and do not bear interest. Amounts due to an officer, pursuant to a note payable, bear interest at 8%.

    During the year, the Company traded with Bond Bio-Tech Limited, a company in which the Director, Dr. W G Fleming, was also a Director of Corgenix UK, Ltd., and an officer of the Company. Services and equipment were provided to the Company together with the provision of management services. The management services are provided on a commercial basis, other supplies are at cost, combined total of $73,080 and $41,437 in 2004 and 2003, respectively.

(8) Concentration of Credit Risk
    The Company's customers are principally located in the United States, although there are a few significant foreign customers. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003


    The Company's largest customer, a company headquartered in the United States, represented approximately 8.5% and 15.4% of sales in the years ended June 30, 2004 and 2003, respectively, and approximately 7.9% and 11.2% of accounts receivable at June 30, 2004 and 2003, respectively.

(9) Reportable Segments
    The Company has two segments of business, domestic and international operations. International operations primarily transacts sales with customers in the United Kingdom and Europe, while domestic operations transact all other sales. Sales to Chugai, emanating from the United States, have historically been included in the domestic business segment. The following table sets forth selected financial data for these segments for the years ended June 30, 2004 and 2003.


                                       Year ended June 30, 2004
                                   ----------------------------------
                                   Domestic    International Total
                                   ----------  ----------  ----------

    Net sales - external         $ 4,726,616   1,337,688   6,064,304
    customers
    Net sales - intercompany       (793,751)          --    (793,751)
                                   ----------  ----------  ----------
                                               ----------  ----------
          Total net sales        $ 3,932,865   1,337,688   5,270,553

    Depreciation and
    amortization                 $  195,572         687      196,259

    Interest expense             $  165,439       2,801      168,240

    Net income (loss)            $ (482,303)    357,388     (124,915)
    Segment assets               $ 2,458,732    389,092    2,847,824

                                        Year ended June 30, 2003
                                   ----------------------------------
                                    Domestic    International    Total
                                   ----------     ----------   ---------

    Net sales - external customers $4,610,182   1,142,393      5,752,575
    Net sales internal customers     (728,906)        --        (728,906)
                                     ----------  ----------    ---------
          Total net sales          $ 3,881,276   1,142,393     5,023,669

    Depreciation and
    amortization                   $   218,626       3,149       221,775

    Interest expense               $    91,314       9,234       100,548

    Net income (loss)              $  (526,097)    221,273      (304,824)

    Segment assets                 $ 2,097,844     457,872      2,555,716

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

                             June 30, 2004 and 2003



(10)       Subsequent Events

    The Company and Genesis have verbally agreed to an extension to the existing Amended and Restated Agreement and Plan of Merger between the two companies extending the closing date to on or before February 28, 2005. The final form of the extension has not been determined and will be filed upon execution.

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


   Date:  October 11, 2004

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


   Date:  October 11, 2004
       /S/Douglass T. Simpson
       President

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


   Date:  October 11, 2004
       /S/William H. Critchfield
       Chief Financial Officer

                                                                    Exhibit 32.1

                                  CERTIFICATION
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED
                                   STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officers of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Annual Report of the Company on Form 10-KSB for the year ended June 30, 2004 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

i.              the 10-KSB Report fully complies with the requirements of
                section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                and

ii. the information contained in the 10-KSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    October 11, 2004

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

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officers of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-KSB for the year ended June 30, 2004 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

iii.            the 10-KSB Report fully complies with the requirements of
                section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                and

iv. the information contained in the 10-KSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    October 11, 2004

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



                                    CORGENIX MEDICAL CORPORATION



October 11, 2004                                By:   /s/ Luis R. Lopez
                                                      ------------------
                                                      Luis R. Lopez, M.D.
                                                       Chairman and
                                                    Chief Executive Officer