Form 10QSB
period 2004-09-30
CORGENIX MEDICAL CORP/CO
filed 2004-11-12
CIK 1063665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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

                                 (303) 457-4345

                (Issuer's telephone number, including area code) Former name, former address and former fiscal year, if changed since last report)

Check  whether  the  issuer:  (1) filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes X   No  ___

The number of shares of Common Stock outstanding was 5,324,818 as of November 12, 2004.

Transitional Small Business Disclosure Format.     Yes _   No X

                          CORGENIX MEDICAL CORPORATION


                               September 30, 2004





                                TABLE OF CONTENTS


                                                                        Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                       3


      Item 2.   Management's Discussion and Analysis or Plan of
                Operation

      Item 3.   Controls and Procedures                                15




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                      21


      Item 2.   Changes in Securities and Use of Proceeds              21


      Item 3.   Defaults Upon Senior Securities                        21


      Item 4.   Submission of Matters to a Vote of Security Holders    21


      Item 5.   Other Information                                      21


      Item 6.   Exhibits and Reports on Form 8-K                       21


      Certifications                                                   24

                                     PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets
-------------------------------------------------------------------------------


                                     September 30,2004          June 30, 2004
                                       (Unaudited)
                Assets
Current assets:
  Cash and cash equivalents             $426,954                  468,954
  Accounts receivable, less allowance
    for doubtful accounts of  $30,410
    and $13,410                          728,280                  834,153
  Inventories                          1,110,339                  982,227
  Prepaid expenses                        44,202                   30,276
          Total current assets         2,309,775                2,315,610

Equipment:

 Capitalized software costs              122,855                  122,855
  Machinery and laboratory equipment     633,619                  588,219
  Furniture, fixtures, leaseholds
  & office equipment                     517,879                  511,488
                                        ----------              ----------
                                       1,274,353                1,222,562
 Accumulated depreciation and
       amortization                     (940,370)                (913,020)
                  Net equipment          333,983                  309,542

Intangible assets:
  Patents, net of accumulated
       amortization of  $1,038,098
       and $1,019,474                    79,446                   98,070
  Goodwill                               13,677                   13,677
               Net intangible assets     93,123                  111,747
  Due from officer                       12,000                   12,000
  Other assets                           97,144                   98,925
               Total assets          $2,846,025                2,847,824
                                     ==========                ==========
                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Current portion of  notes payable,
      net of discount             $    653,454                   569,988
  Current portion of capital
lease obligations                       48,435                    51,395
  Accounts payable                     634,282                   483,642
  Accrued payroll and
      related liabilities              169,370                   173,392
  Accrued interest                     136,600                   127,831
  Accrued liabilities                  125,976                   169,929
                                      --------                  ---------
       Total current liabilities     1,768,117                 1,576,177

Notes payable, excluding
      current portion                  203,269                   238,445
Capital lease obligations,
      excluding current portion         37,298                     9,712

        Total liabilities            2,008,684                 1,824,334

Redeemable common stock, 880,282 shares issued and outstanding, aggregate redemption value of $500,000, net of unaccreted discount and issuance costs of $43,280 and $64,919 at September 30, 2004 and
   June 30, 2004, respectively          456,720                  435,081
Stockholders' equity (deficit):
Preferred stock, $0.001 par value.
Authorized 5,000,000 shares, none
  issued or outstanding Common stock,
  $0.001 par value.  Authorized 40,000,000
 shares; issued  and outstanding and
  5,324,818 and 5,321,319 on September
  30 and June 30,  respectively          4,444                      4,440
Additional paid-in capital           5,452,736                  5,449,100
Accumulated deficit                 (5,065,605)                (4,856,767)
Accumulated other comprehensive
  income                               (10,954)                   (11,364)

      Total stockholders' equity       380,621                     588,409
Total liabilities and stockholders'
    equity                           $2,846,025                   2,847,824
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                       Three Months Ended

                                       September 30, September 30,
                                            2004          2003
                                       ---------------------------
                                        (Unaudited) (Unaudited)
-------------------------------------------------------------------------------

Net sales                           $    1,303,071        1,202,330
Cost of sales                              557,222          471,676
                                        ----------        -----------
   Gross profit                     $      745,849          730,654


Operating expenses:
  Selling and marketing                    375,938          313,712

  Research and development                 156,558         187,887

  General and administrative               299,349         269,560
                                       -----------------------------

  Total expenses                           831,845         771,159


          Operating  loss            $     (85,996)        (40,505)


Interest expense, net                      104,203          24,875
                                       -----------------------------

Net loss                             $    (190,199)        (65,380)
Accretion of discount on redeemable
  common stock                              21,639          21,639
                                       -----------------------------

Net loss available to common
stockholders                             (211,838)         (87,019)

 Net loss per common share, basic and
diluted                              $      (0.04)           (0.02)


Weighted average shares outstanding,
   basic and diluted                     5,324,818       5,294,477

          Net loss                   $    (190,199)       (65,380)

 Other comprehensive loss-foreign
 currency translation income (loss)            410          (437)
                                       ------------------------------

 Total comprehensive loss            $    (189,789)      (65,817)

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For the three months ended September 30, 2004
                                   (Unaudited)

                Common                                  Accumulated
                Stock,    Common  Additional              other        Total
                Number    Stock,  paid-in   Accumulated    comp.    stckhlders'
              of Shares   Amount  capital     Deficit     income       equity

Balance at
June 30, 2004  5,321,31  $ 4,440  5,449,100 (4,853,767)   (11,364)    588,409

Issuance of common
stock and stock
options for
services          3,499       4      3,636                              3,640
Foreign currency
translation                                                   410         410
Accretion of discount
on redeemable
common stock                                  (21,639)                 (21,639)
Net loss                                     (190,199)                (190,199)
                       ---------------------------------------------------------
                       ---------------------------------------------------------

Balance at
September 30,
2004             5,324,81 $4,444  5,452,736  (5,065,605)    (10,954)    380,621
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                        Three Months
                                                          Ended
                                               September 30,  September 30,
                                                  2004            2003
                                               ----------------------------
                                                (Unaudited) (Unaudited)
Cash flows from operating activities:
  Net loss                                        (190,199)      (65,380)
  Adjustments to reconcile net income to
 net cash used in operating activities:
             Depreciation and amortization          46,068        49,549

            Accretion of discount on
              note payable                          83,903           -
             Equity instruments issued
              for services                           3,639          5,121
             Changes in operating assets and liabilities:
                  Accounts receivable, net         105,093        (99,397)
                  Inventories                     (128,186)       (74,084)
                  Prepaid expenses, due
                  from officer and other assets    (12,250)        (5,356)
                 Accounts payable                  151,885         66,259
                 Accrued payroll and
                 related liabilities                (2,343)       (14,865)
                 Accrued liabilities,
                 including accrued interest        (36,752)       (18,424)
                                               ------------------------------

                 Net cash provided
                 (used) in operating
                 activities                         20,858      (156,577)
                                               ------------------------------

Cash flows used by investing activities:
   Additions to equipment                           (6,528)        (3,695)
                                               ------------------------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable             -            90,936
Payments on notes payable                        (35,614)       (43,418)
Payments on capital lease obligations            (20,774)       (22,530)
                                               ------------------------------
                 Net cash provided
                (used) by financing activities (56,388) 24,988
                                                 ------------------------------

                Net decrease  in cash and
                cash equivalents                   (42,058)      (135,284)

Impact of foreign currency translation
adjustment on cash                                      58           (437)

Cash and cash equivalents at beginning of
period                                             468,954        342,377
                                               -------------------------------

Cash and cash equivalents at end of period     $   426,954        206,656
                                               -------------------------------

Supplemental cash flow disclosures:
  Cash paid for interest                       $    11,443         12,541
Equipment acquired under capital leases        $    45,400             -
See accompanying notes to consolidated
financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

 Corgenix Medical Corporation ("Corgenix" or the "Company") is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. We currently sell 73 diagnostic products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and researchinstitutions. Our corporate headquarters is located in Westminster, Colorado. We have two wholly owned operating subsidiaries:

o     Corgenix, Inc., ("Corgenix, Inc.") (formerly REAADS), established in
           1990 and located in Westminster, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America, and also conducts product development, product support, regulatory affairs and product manufacturing of the Diagnostic Products.

o Corgenix (UK) Ltd., ("Corgenix UK"), incorporated in the United Kingdom in 1996 (formerly REAADS Bio-Medical Products (UK) Limited), is located in Peterborough, England. Corgenix UK manages the Diagnostic Products Business' international sales and marketing activities except for distribution in North America, which is under the responsibility of Corgenix, Inc.

On October 15, 2004 the Company and Genesis Bioventures, Inc. (which we refer to as GBI or Genesis) a biomedical development company focused on the development of diagnostic tests signed an amendment to the May 21, 2004 Amended and Restated Agreement and Plan of Merger , extending the closing date for the proposed merger to on or before February 28, 2005.

If the merger were consummated, then Genesis would issue 14 million shares in exchange for 100% of Corgenix's outstanding shares. In addition, Genesis would issue an additional 7 million shares to Corgenix shareholders of record on the date the merger is consummated if Genesis shares do not trade at a price of at least $.53 per share for 12 trading days in any consecutive twenty trading day period during the period from October 15, 2004 to nine months immediately following the consummation of the merger. The consummation of the merger is conditioned upon specific closing conditions, including approval by the shareholders of each company and upon the successful completion of a second round of merger-related financing (the "Takeout Financing") in the amount of at least $6,000,000. The terms of the amended agreement further provide for a limit to the maximum number of Corgenix dissenting shares allowed, and the ability of Corgenix to terminate the merger, without penalty, at any time prior to November 30, 2004, if in the Company's sole discretion, management is not satisfied with the terms or the progress of the Takeout Financing, or as a consequence of any material adverse change in the financial condition of Genesis. As mentioned below, upon a termination of the merger agreement, the unpaid principal plus accrued\ interest thereon is payable in four fully amortized semi-annual payments. The terms of the merger agreement also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, the location of Corgenix's current corporate headquarters. The foregoing dates and amounts of these provisions may be waived upon the mutual consent of both companies. The Takeout Financing would provide the combined companies with funding to continue to develop and further expand their respective technologies and sales and marketing activities. Finally, in the event of a breach of the Merger Agreement, the breaching party may be liable for up to $1,500,000 of liquidated damage penalties.

On March 24, 2004 Genesis advanced $500,000 to the Company in the form of a Convertible Promissory Note ("Bridge Note"), for on-going business operations as well as merger related expenses. Interest will accrue on the principal balance of the Bridge Note only if the merger is not completed and the merger agreement is terminated, in which case the interest will accrue at the prime rate at the time of such termination and from said date of termination. Upon a termination of the merger agreement, the unpaid principal plus accrued interest thereon is payable in four fully amortized semi-annual payments. Depending upon the reason for a termination of the merger agreement, the lender (Genesis) may elect to convert the unpaid principal balance of the Bridge Note plus accrued but unpaid interest thereon (if any) into shares of common stock of Corgenix, at a conversion price of $.40 per share if the termination is due to the unrightful refusal to close by Corgenix, or at a conversion price of $.568 per share if the termination is for any other reason. The market value of the Company's stock had increased from the date of the letter of intent to the date the Bridge Note was executed, resulting in a beneficial conversion feature which was credited to equity, and an equal amount is being recognized as interest expense over the potential term of the Bridge Note.
The accompanying consolidated financial statements have been prepared without audit and in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at September 30, 2004 and June 30, 2004 and the results of operations for each of the three month periods ended September 30, 2004 and 2003, and the cash flows for each of the three month periods then ended. The operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2004.Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates. 2. EARNINGS PER SHARE Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. No stock options were granted in the quarter ended September 30, 2004 or 2003. Options and warrants to purchase common stock totaling 114,859 and 153,439 shares for fiscal quarters ended September 30, 2004 and 2003 respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

The components of basic and diluted income (loss) per share are as follows:

                                       3 months ended         3 months ended
                                      September 30, 2004      September 30, 2003
                                      ------------------------------------------
                                                     (unaudited)
Net loss available to common
        stockholders                   $ (211,838)                 (87,019)

Common and common equivalent shares outstanding:
     Historical common shares outstanding
     at beginning of period             5,321,319                5,271,192
     Weighted average common shares
     issued during the period               3,499                   23,285
         Weighted average common shares
            basic and diluted           5,324,818                5,294,477

Net income (loss) per share
    basic and diluted                 $     (0.04)                  (0.02)


3. INCOME TAXESA valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.
 4. SEGMENT INFORMATION
The Company has two segments of business: domestic and international operations. International operations primarily transact sales with customers in Europe and continents other than North America, while domestic operations transact sales primarily in North America. The following table sets forth selected financial data for these segments for the three-month periods ended September 30, 2004 and 2003.


                                        Three Months Ended September 30

                            Domestic            International         Total

Net sales   2004        $   974,275              328,796             1,303,071
            2003        $   930,195              272,135             1,202,330

Net income
/(loss)     2004        $  (258,028)              67,829              (190,199)
            2003        $  (131,570)              66,190               (65,380)

Depreciation
/amortization 2004      $    45,504                 564                 46,068
              2003      $    40,246                 513                 40,759

Interest expense,
net           2004      $   103,189                1,014               104,203
              2003      $    21,595                3,280                24,875

Segment assets
September 30, 2004       $2,526,501              319,524             2,846,025
June 30, 2004            $2,157,074              395,904             2,552,978

5. REDEEMABLE COMMON STOCK

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



6. STOCK-BASED COMPENSATION


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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income
(loss) would have been increased to the pro forma amounts indicated as follows:

                                              Three     Three
                                              Months    Months
                                               Ended    Ended
                                             -------------------
                                            September September
                                                30,       30,
                                             -------------------
                                               2004      2003
                                              -------------------
                                              -------------------

  Net loss as reported                    $ (190,199)   (65,380)
  Deduct    total     stock-based
    employee         compensation
    expense    determined   under
    fair-value   method  for  all
    awards, net of tax                      (10,679)     (15,107)
  Pro forma net loss                       (200,878)     (80,487)
  Net loss per share, basic and
    diluted as reported                       (0.04)       (0.02)
  Net loss per share, basic and
    diluted pro forma                         (0.04)       (0.02)

    Fair value was determined using the Black Scholes option - pricing model. There were no stock options granted during the three months ended September 30, 2004 or September 30, 2003.

7. NOTES PAYABLE

As described in Note 1, Genesis advanced $500,000 to the Company under the Bridge Note. Interest will not accrue on the principal balance of the Bridge Note unless and until the merger closing does not occur, in which case the interest will accrue at the prime rate at the time of such termination and from said date of termination. Upon a merger termination, the unpaid principal plus accrued interest thereon is payable in four fully amortized semi-annual payments. Depending upon the reason for a merger termination, the lender (Genesis) may elect to convert the unpaid principal balance of the Note plus accrued but unpaid interest thereon (if any) into shares of common stock of Corgenix, at a conversion price of $.40 per share if the merger termination is due to the unrightful refusal to close by Corgenix, or at a conversion price of $.568 per share if the merger termination is for any other reason. The market value of the Company's stock was in excess of the potential conversion price at the date the note was executed, resulting in a beneficial conversion feature of approximately $660,000. As required by Emerging Issues Task Force Bulletin 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the entire proceeds of the Bridge Note were credited to additional paid-in capital. The Bridge Note was recorded net of a $500,000 discount, which is being accreted to interest expense over the potential term of the Bridge Note.

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

Results of Operations


      Three Months Ended September 30, 2004 compared to 2003

      Net sales. Net sales for the quarter ended September 30, 2004 were approximately $1,303,000, an 8.4% increase from approximately $1,202,000 for the quarter ended September 30, 2003. Domestic sales increased 4.7% while sales to international distributors increased 20.8% from year to year. With respect to the Company's major product lines, Phospholipids kit sales increased less than 1% for the fiscal quarter, Coagulation kit sales increased 61.3 %, HA kit sales decreased 28.2%, and Autoimmune kit sales increased 38.1%. Additionally, OEM sales decreased less than 1%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2005.

      Cost of sales. Cost of sales, as a percentage of sales, increased to 42.5% in the quarter ended September 30, 2004 from 39.2% in 2003 primarily due to higher raw material costs associated with the new manufacturing format of the Company's main product line, the purchase of certain raw materials which were formerly manufactured in-house and an increase in scrap costs during the quarter.

      Selling and marketing. Selling and marketing expenses increased 19.8% to approximately $376,000 in the quarter ended September 30, 2004 from approximately $314,000 in 2003. The majority of this increase involved increases in advertising, commissions and other promotional-related expenses.

      Research and development. Research and development expenses decreased 16.5% to approximately $157,000 in the quarter ended September 30, 2004 from approximately $188,000 for the quarter ended September 30, 2003. The majority of this decrease involved reductions in labor-related costs resulting from recently ended development projects and head-count reductions.

      General and administrative. General and administrative expenses increased approximately $29,000 or 11.1% to approximately $299,000 in the quarter ended September 30, 2004 from approximately $270,000 for the quarter ended September 30, 2003, primarily due to increases in outside services, merger-related costs plus legal expenses.

      Interest expense. Interest expense increased 418.9% to approximately $104,000 in the quarter ended September 30, 2004 from approximately $25,000 for the quarter ended September 30, 2003 due primarily to the accretion of discount on the Bridge Note payable to Genesis plus an increase in interest-bearing debt partially offset by lower interest rates.
      .
      Liquidity and Capital Resources

      Cash provided by operating activities was $20,858 for the quarter ended September 30, 2004 compared to cash used in operating activities of $156,577 during the prior year's comparable quarter. This change compared to the year earlier quarter resulted primarily from a decrease in accounts receivable and an increase in accounts payable partially offset by an increase in inventories. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

      Net cash used in investing activities, the purchase of equipment, was $6,528 in the quarter ended September 30, 2004 compared to $3,695 for the year earlier quarter. The increase was mainly attributable to increased spending on computers.

      Net cash used in financing activities amounted to $56,388 during the quarter ended September 30, 2004 compared to cash provided by financing activities of $24,988 for the year earlier quarter. This change compared to the year earlier quarter was primarily due to a substantial decrease in the proceeds from notes payable as a result of the Company's reduced borrowing capacity pursuant to restrictions imposed by its existing bank loan agreements.

      Historically, we have financed our operations primarily through long-term debt and by sales of common and preferred stock. No common or preferred stock was sold in the quarters ended September 30, 2004 or 2003.

      We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable decreased 12.7% to $728,280 at September 30, 2004 from $834,153 at September 30, 2003 primarily as a result the accelerated collection of certain accounts.

      Our future capital requirements will depend on a number of factors, including the proposed merger with Genesis and the possible completion of the related Takeout Financing for Genesis, the possible redemption of common stock, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been , cash raised from the private sale of redeemable common and common stock, the Bridge Note, and long- term debt financing. If completed, the Takeout Financing would provide approximately $6,000,000 to occur concurrently with the consummation of the merger with Genesis, now estimated to be on or about February 28, 2005. If, for any reason the Takeout Financing and the planned merger with Genesis do not occur or if we are required to repurchase our redeemable common stock, we will need to implement new expense reductions and seek new debt agreements and/or sell additional equity securities in fiscal year 2005 to generate additional operating capital, to develop the markets and obtain the regulatory approvals for our products in the United States, and to pursue all of our strategic objectives. We believe that our current availability of cash, working capital, future proceeds from the issuance of common stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months. At September 30, 2004, cash on hand amounted to $426,954 compared to $468,954 at June 30, 2003.

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

      Forward-Looking Statements and Risk Factors

      This 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-QSB, including, without limitation, statements regarding future capital requirements , acquisition strategies, strategic partnership expectations, technological developments, the development, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

      An investment in Corgenix entails certain risks, and factors that could cause actual results to differ materially from those expected include the following:


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

      Even if the merger were consummated, the integration of the companies will be a complex, time consuming and expensive process that may result in disruption of the business of the combined company. Following the merger, the combined company must operate as a combined organization utilizing common information and operating procedures, financial controls, and human resources practices. Corgenix and Genesis may not accomplish this integration smoothly or successfully. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent the combined entity from realizing the full benefits anticipated to result from the merger and adversely affect other corporate activities.

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

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $5,065,605 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no greater than anticipated uses of cash related to the tentative merger with Genesis or other significant changes, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, or complete the merger related Takeout Financing mentioned elsewhere in this report, we will undoubtedly need to raise additional capital to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

      Although our common stock has been traded on the OTC Bulletin Board since February 1998, the trading has been sporadic with insignificant volume.

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


       None.


Item 2.    Changes in Securities and Use of Proceeds


      None

Item 3.    Defaults Upon Senior Securities


      None


Item 4.    Submission of Matters to a Vote of Security Holders


      None


Item 5.    Other Information


      None

Item 6.  Exhibits and Reports on Form 8-K.

a. Index to and Description of Exhibits.


Exhibit
Number   Description of Exhibit

2.1 Agreement and Plan of Merger dated as of March 12, 2004 by and among Genesis Bioventures, Inc., GBI Acquisition
         Corporation and Corgenix Medical Corporation.
2.2      Amended and Restated Agreement and Plan of Merger as of
         May 21, 2004 by and among Genesis Bioventures, Inc., GBI
         Acquisition Corporation and Corgenix Medical Corporation.
2.3* Amendment No. 1 to Amended and Restated Agreement and Plan of Merger as of October 15, 2004 by and among Genesis
         Bioventures, Inc., GBI Acquisition Corporation and
         Corgenix Medical Corporation.
3.1 Articles of Incorporation, as amended (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
3.2 Bylaws (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

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

10.8 Employment Agreement dated April 1, 2001 between Douglass T. Simpson and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.9 Employment Agreement dated April 1, 2001 between Ann L. Steinbarger and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.10 Employment Agreement dated April 1, 2001 between Taryn G. Reynolds and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.11 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.14 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.15 Form of Indemnification Agreement between the Company and its directors and officers (filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.16 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.17 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed with the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.19 Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.20 License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.23    Amended and Restated 1999 Incentive Stock Plan.
10.24    Amended and Restated Employee Stock Purchase Plan.
10.28    Warrant Agreement dated October 11, 2001 between Phillips
         V. Bradford and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.29 Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.30 Underlease Agreement dated October 3, 2001 between G.V. Callen, A.G. Pirmohamed and Corgenix UK, Ltd. filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.31 Distribution and OEM Agreement dated March 14, 2002 between RhiGene, Inc. and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
31.1*    Certification pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002.
31.2*    Certification pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002
31.3*    Certification pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002
32.1* Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification by Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed Herewith
---------------------------------------
      (b) Reports on Form 8-K.

1.           Form 8-K filed September 23, 2004 Entry Into Material Definitive
             Agreement.

           2. Form 8-K filed October 21, 2004 Entry into Material Definitive Agreement.

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed , based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

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

Date:  November 12, 2004


/S/Luis R. Lopez
Chief Executive Officer

                                                                    Exhibit 31.2
                                 CERTIFICATIONS



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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed , based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

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

Date:  November 12, 2004


/S/William H. Critchfield
Chief Financial Officer

                                                                    Exhibit 31.3

                                 CERTIFICATIONS



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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

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

Date:  November 12, 2004


/S/Douglass T. Simpson
President

                                                                    Exhibit 32.1


                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
        SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                               UNITED STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b)of section 1350, chapter 63 of Title 18, United States Code), I Douglass T. Simpson, President of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

(i)              the 10-QSB Report fully complies with the requirements of
                 section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (ii) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    November 12, 2004





           This Certification is made solely for purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

           A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff request. This written statement shall not be deemed to be "filed" as part of the quarterly report on Form 10-QSB that it accompanies.


/S/ Douglass T. Simpson
 President

                                                                    Exhibit 32.2


                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
        SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                               UNITED STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b)of section 1350, chapter 63 of Title 18, United States Code), I William H. Critchfield, Chief Financial Officer of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

(j)              the 10-QSB Report fully complies with the requirements of
                 section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (ii) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    November 12, 2004





           This Certification is made solely for purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

           A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff request. This written statement shall not be deemed to be "filed" as part of the quarterly reporton Form 10-QSB that it accompanies.

/S/ William H. Critchfield
Chief  Financial Officer

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    CORGENIX MEDICAL CORPORATION
November 12, 2004                  By:/s/ Luis R. Lopez
                                      Luis R. Lopez, M.D.
                                   Chairman and Chief Executive Officer