Form 10QSB
period 2004-12-31
CORGENIX MEDICAL CORP/CO
filed 2005-02-14
CIK 1063665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


      X    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE    SECURITIES
           EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2004

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


The number of shares of Common Stock outstanding was 5,343,826 as of February 14, 2005.


Transitional Small Business Disclosure Format.     Yes _     No   X
                                                                  -

                          CORGENIX MEDICAL CORPORATION


                                December 31, 2004





                                TABLE OF CONTENTS


                                                                     Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                    3


      Item 2.   Management's Discussion and Analysis or Plan of
                Operation                                           12



      Item 3.  Controls and Procedures                              17




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                   22


      Item 2.   Changes in Securities and Use of Proceeds           22


      Item 3.   Defaults Upon Senior Securities                     22


      Item 4.   Submission of Matters to a Vote of Security Holders 22


      Item 5.   Other Information                                   22


      Item 6.   Exhibits and Reports on Form 8-K                    22


      Certifications                                                25


      Signature Page                                                30

                                     PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                   June

                                                December 31,    June 30,
                                                   2004           2004
                                                ----------      -----------
                                                (Unaudited)
                     Assets

Current Assets:
   Cash and equivalents                           $425,295        468,954

   Accounts receivable, less allowance for         779,547        834,153
    doubtful accounts of  $30,410 and $13,410
   Inventories                                    1,147,048       982,227
   Prepaid expenses                                  32,384        30,276
                                                  -------------------------

                    Total current assets          2,384,274     2,315,610

Equipment:
   Capitalized software costs                       122,855       122,855
   Machinery and laboratory equipment               638,721       588,219
   Furniture, fixtures, leaseholds and office       521,057       511,488
equipment                                         ------------------------
                                                  1,282,633     1,222,562
   Accumulated depreciation and amortization       (971,164)     (913,020)
                                                  ------------------------
                    Net equipment                   311,469       309,542
                                                  ------------------------

Intangible assets:
   Licenses                                           9,473          -
   Patents, net of accumulated amortization of       60,822       98,070
    $1,056,722 and $1,019,474
   Goodwill, net of accumulated amortization of      13,677       13,677
    $44,979                                       ------------------------

                     Net intangible assets           83,972      111,747
                                                  ------------------------

   Due from officer                                  12,000       12,000
   Other assets                                      94,460       98,925
                                                  ------------------------

                     Total assets                 $2,886,175   2,847,824
                                               ============================


      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of notes payable               $ 580,875      569,988

   Current portion of capital lease obligations      43,689       51,395
   Accounts payable                                 729,214      483,642
   Accrued payroll and related liabilities          177,456      173,392
   Accrued interest                                 145,895      127,831
   Accrued liabilities                              170,559      169,929
                                                  -----------------------

                       Total current liabilities  1,847,688    1,576,177

Notes payable, less current portion                 275,402      238,445
Capital lease obligations, less current portion      32,058        9,712
                                                  -----------------------

                       Total liabilities          2,155,148    1,824,334
                                                  ------------------------
Redeemable common stock, 880,282 shares issued
   and outstanding, aggregate    redemption
   value of  $500,000, net of unaccreted
   discount and issuance costs of $21,641 and
   $64,919                                          478,359      435,081

Stockholders' equity:
   Preferred stock, $0.001 par value.
   Authorized 5,000,000 shares, none issued or         -             -
   outstanding
   Common stock, $0.001 par value.  Authorized
   40,000,000 shares; issued and outstanding          4,447        4,440
   5,327,558 and 5,321,319 shares at December 31
   and June 30, respectively
   Additional paid-in-capital                     5,454,213    5,449,100
   Accumulated deficit                           (5,189,282)  (4,853,767)
   Accumulated other comprehensive loss             (16,710)     (11,364)
                                                  ------------------------

                        Total stockholders' equity 252,668       588,409
                                                  ------------------------
                         Total liabilities and
                         stockholders' equity   $2,886,175    2,847,824
                                                ===========================
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Income

                            Three Months Ended         Six Months Ended
                        December 31,  December 31,  December 31, December 31,
                           2004          2003          2004          2003
                       -------------------------------------------------------
                               (Unaudited)                 (Unaudited)
Net sales            $ 1,276,571      1,186,738      2,579,642      2,389,068
Cost of sales            451,051        446,129      1,008,273        917,805
                       --------------------------------------------------------

     Gross profit    $   825,520        740,609      1,571,369      1,471,263


Operating expenses:
   Selling and marketing 368,538        340,381        744,476        654,093

   Research/development  138,887        182,341        295,445        370,228

   General and
administrative           334,192        270,487        633,541        540,047
                     ---------------------------------------------------------

         Total expenses  841,617        793,209      1,673,462      1,564,368


          Operating loss (16,097)       (52,600)      (102,093)       (93,105)


Interest expense, net     85,941         22,920        190,144         47,795

                     ---------------------------------------------------------

          Net loss    $ (102,038)       (75,520)      (292,237)      (140,900)


 Accretion of discount on
   redeemable common stock 21,639        21,639         43,278        43,278

                    ----------------------------------------------------------

Net loss available to
  common stockholders   $(123,677)      (97,159)      (335,515)     (184,178)
                        ==========      ========      =========     =========


 Net loss per share, basic
and diluted             $   (0.02)         (0.02)         (0.06)      (0.03)

Weighted average shares
   outstanding,basic and diluted
   (note 2)              5,337,058      5,299,163     5,330,938     5,296,820
                        ============   ===========   ============  ===========


          Net loss     $  (102,038)       (75,520)     (292,237)     (140,900)


Other comprehensive
loss-foreign currency
translation loss            (3,527)       (10,698)       (5,346)      (11,135)
                            -------       --------       -------    ----------

 Total comprehensive loss $(105,565)      (86,218)     (297,583)     (152,035)
                           ========       ========     =========     ========
See accompanying notes
to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   For the six months ended December 31, 2004
                                   (unaudited)

            Common     Common                         Accumulated
            Stock,     Stock,  Additional               other       Total
            Number     $0.001   paid-in   Accumulated  compreh.   stockholders'
         of shares      par    capital     deficit       loss       equity
         ----------------------------------------------------------------------

Balance at
June 30,
2004     5,321,319   $ 4,440    5,449,100 (4,853,767)  (11,364)      588,409

Issuance of common
stock and stock
options for
services    6,239          7        5,113                             5,120
Foreign currency
translation                                             (5,346)      (5,346)
Accretion of
discount on
redeemable
common stock                                 (43,278)               (43,278)
Net loss                                    (292,237)              (292,237)
        ----------------------------------------------------------------------

Balance at
December 31,
2004     5,327,558   $  4,447    5,454,213  (5,189,282)  (16,710)    252,668
         =====================================================================
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



                      Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                   Six Months Ended
                                               December 31,  December 31,
                                                 2004           2003
                                               --------------------------
                                                       (Unaudited)
Cash flows from operating activities:
  Net loss                                  $ (292,237)       (140,900)
  Adjustments to reconcile net income
 to net cash used in operating activities:
             Depreciation and amortization      94,033         100,167
             Accretion of discount on
             notes payable                     148,127            -
             Equity instruments issued
             for services                        5,120          6,920
             Changes in operating assets and liabilities:

                   Accounts receivable          71,718         36,413
                  Inventories                 (163,098)       (17,843)
                  Prepaid expenses and
                     other assets               (6,489)        (6,004)
                 Accounts payable              213,675       (123,853)
                 Accrued payroll and
                     related liabilities         5,963            287
                 Accrued interest and
                     other liabilities          15,131         46,205
                                               ---------------------------

                  Net cash provided (used) in
                  operating activities          91,943        (98,608)
                                               ---------------------------

Cash flows used in investing activities:
   Purchases of equipment                      (12,635)        (5,809)
                                               ---------------------------

Cash flows from financing activities:
  Proceeds from issuance of notes
  payable                                          -          165,936
  Payments on notes payable                   (100,283)       (89,347)
  Payments on capital lease obligations        (30,760)       (48,190)
                                               --------------------------

                  Net cash (used) provided
                  by financing activities     (131,043)        28,399
                                               --------------------------

                  Net decrease in cash and
                  cash equivalents             (51,735)       (76,018)

Impact of foreign currency translation
adjustment on cash                               8,076        (11,136)

Cash and cash equivalents at beginning
of period                                      468,954        342,377
                                               -------------------------
Cash and cash equivalents at end of
period                                       $ 425,295        255,223
                                               =========================

Supplemental cash flow disclosures:
  Cash paid for interest                     $  25,179         29,234
                                             ----------------------------
Noncash investing and financing
activity--
    Equipment acquired under capital leases  $  45,400            -
                                             -----------------------------

See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Corgenix Medical Corporation ("Corgenix" or the "Company") is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. We currently sell 90 diagnostic products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions.

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

On October 15, 2004 the Company and Genesis Bioventures, Inc. (which we refer to as GBI or Genesis), a biomedical development company focused on the development of diagnostic tests, signed an amendment to the May 21, 2004 Amended and Restated Plan of Merger (the "Merger Agreement"), extending the closing date for the proposed merger to on or before February 28, 2005. The extension was executed in the form of Amendment No. 1 (the "Amendment") to the Merger Agreement, a copy of which was filed on Form 8-K on October 20, 2004.

The Amendment, among other changes, allowed the Company to terminate the Merger Agreement at any time prior to November 30, 2004 if it were not satisfied with the terms or the progress of the new equity financing. A new equity financing in an amount of at least $6,000,000 (the "Takeout Financing") was a condition to the closing of the Merger pursuant to section 9.13 of the Merger Agreement. On November 30, 2004, the Company and Genesis agreed to extend the date for obtaining the financing to December 10, 2004. On December 9, 2004, the parties agreed to extend the date to December 31, 2004, and on December 31, 2004, the parties agreed to extend the deadline for terminating the Merger Agreement to January 15, 2005. These extensions are documented as Amendments No. 2, 3 and 4 to the Merger Agreement. Management of Corgenix believed that, given the delays experienced during the holiday season, and given the timing delays that are often associated with seeking funds in overseas markets, it was appropriate and in the best interests of the Company to allow Genesis additional time to pursue the new equity financing.

On January 14, 2005 Corgenix terminated the Amended and Restated Agreement and Plan of Merger with Genesis Bioventures, Inc. due to the lack of progress towards the completion of the $6,000,000 merger-related financing and the expiration of key dates within the Merger Agreement (as amended).

On March 24, 2004, Genesis advanced $500,000 to Corgenix, which is represented by a promissory note (the "Bridge Note"). As a result of the termination of the Merger Agreement, the note has converted to a fixed two-year term note bearing interest at the prime rate in effect as of the date of termination of the Merger Agreement, or 5.25%. The note is fully-amortized over four semi-annual payments of principal and accrued interest; however, the note is convertible, at the election of Genesis, into Corgenix common stock at a conversion price of $.568 per share.

The market value of the Company's stock had increased from the date of the letter of intent to the date the Bridge Note was executed, resulting in a beneficial conversion feature that was credited to equity, and an equal amount is being recognized as interest expense over the term of the Bridge Note, using the effective interest method.
The accompanying consolidated financial statements have been prepared without audit and in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at December 31, 2004 and June 30, 2004 and the results of operations for each of the three- and six-month periods ended December 31, 2004 and 2003, and the cash flows for each of the six month periods then ended. The operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2004.Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates.

  2.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. No stock options were granted in the most recent quarter or six months ended December 31, 2004 or 2003. Options and warrants to purchase common stock totaling 42,470 and 84,422 shares for the quarter and six months ended December 31, 2004, respectively, and totaling 560,747 and 418,737 shares for the quarter and six months ended December 31, 2003 respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net loss per share.

      The components of basic and diluted loss per share are as follows:
                              3 months     3 months     6 months   6 months
                               ended        ended       ended       ended
                            December 31,  December 31, December 31, December 31,
                                2004          2003         2004        2003
                          -----------------------------------------------------

Net loss  available  to common
shareholders               $ (123,677)     (97,159)    (335,515)   (184,178)
                            ===================================================

Common and common equivalent shares outstanding:
  Historical   common   shares
   outstanding    for    basic
   income  (loss) per share at
   beginning of  period     5,324,818     5,294,477    5,321,319   5,271,192
  Weighted    average   common
   shares issued during the
   period                      12,240         4,686        9,619      25,628
                             -------------------------------------------------

  Weighted    average   common
   shares-basic and diluted 5,337,058      5,299,163    5,330,938   5,296,820
Net loss per  share-basic  and
diluted                    $   (0.02)          (0.02)       (0.06 )     (0.03)
                            ===================================================

3.     INCOME TAXES

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

4.    SEGMENT INFORMATION

The Company has two segments of business: domestic and international operations. International operations primarily transact sales with customers in Europe and continents other than North America, while domestic operations transact sales primarily in North America. The following table sets forth selected financial data for these segments for the three-and six-month periods ended December 31, 2004 and 2003.
                  Three Months Ended December 31,  Six Months Ended December 31,
                     Domestic   Intl.   Total    Domestic     Intl.     Total

Net
sales
2004            $    904,689   371,882 1,276,571  1,878,964  700,678  2,579,642
2003            $    921,292   265,446 1,186,738  1,851,487  537,581  2,389,068
                   ----------  --------  -------  -------  --------- --------
                   ==========  ========  =======  =======  ========= ========
Net income
(loss)
2004            $   (208,712)  106,674  (102,038)  (464,903)  172,666  (292,237)
                   ==========  ========  =======  ========== ========= ========
2003            $   (122,726)   47,206   (75,520)  (249,172)  108,272  (140,900)
                   ==========  ========  =======  ==========  ========= ========
Depreciation
and
amortization
2004            $    47,396        569    47,965      92,900    1,133    94,033
2003            $    50,106        513    50,619      99,141    1,026   100,167
                   ==========   ========  =======     =======  ======= ========

Interest expense,
net
2004           $    (84,930)    (1,011)  (85,941)  (188,119)  (2,025) (190,144)
2003           $    (20,691)    (2,229)  (22,920)   (42,286)  (5,509)  (47,795)
                   ----------  --------  -------    -------   -------- --------

Segment
assets
2004           $   2,403,087   473,615 2,876,702  2,403,087   473,615 2,876,702
June 30, 2004  $   2,458,732   389,092 2,847,824  2,458,732   389,092 2,847,824
                  ==========  ========  =======    =======    ======== ========


5.    REDEEMABLE COMMON STOCK

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd.
(MBL) Agreement, MBL purchased shares of the Company's common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated or once it expires. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance are being accreted over the 33-month period prior to the presently expected first date on which the put option may be exercised, which is the present expiration date of the distribution agreement between the Company and RhiGene, Inc. Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.



   6.  STOCK PLANS


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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated as follows:

                                  Three   Three   Six      Six
                                 Months  Months   Months   Months
                                 Ended    Ended   Ended    Ended
                                -----------------------------------
                                December December December December
                                   31,      31,      31,      31,
                                -----------------------------------
                                  2004     2003     2004     2003
                                -----------------------------------

  Net   loss   available   to
    common   stockholders  as $
    reported                    (123,677)  (97,159) (335,515) (184,178)
  Deduct  total   stock-based
    employee     compensation
    expense  determined under
    fair-value   method   for
    all awards, net of tax      (10,679)   (15,107)  (21,358)  (30,214)
  Net   loss   available   to
    common  stockholders  pro
    forma                      (134,356)  (112,266) (356,873) (214,392)
  Net loss per share as
    reported                      (0.02)     (0.02)    (0.06)    (0.03)
  Net loss per share pro          (0.03)     (0.02)    (0.07)    (0.03)
    forma

Fair value was determined using the Black Scholes option - pricing model. There were no stock options granted during the six months ended December 31, 2004 and 2003.

7.    NOTES PAYABLE

    Certain of the notes payable restrict the payment of dividends on the Company's common stock. Notes payable consist of the following at December 31, 2004 and June 30, 2004:

                                              December 31,   June 30,
                                                  2004        2004
                                             ------------  ------------

    Bridge Note payable to
    Genesis Bioventures,Inc., net of
    discount of $267,072 and  $415,199.
    See discussion of terms below.           $  202,928        84,801

    Note payable to a bank, with interest at prime plus 2.75%
    (7.0% at June 30, 2004), due in monthly installments of principal and interest of $13,369 through January 2007, collateralized by commercial security agreements and a key man
    life insurance policy.                      301,454       369,351

    Variable Rate Loan payable to a bank, with interest at prime plus
    1.0% (minimum rate of 5.5%), due in monthly installments of principal and interest through January 2005. This loan payable is collateralized by accounts receivable and inventory and is an extension and conversion of a revolving credit agreement with the same bank which matured on March 31,
    2004. *                                     291,121       292,507

    Notes payable, unsecured, to former preferred stockholders, with interest at 17%, due on demand. At December 31, 2004 and June 30, 2004, the Company was in
    default on these notes.                      60,774        61,774
                                             ------------  ------------

                                                856,277       808,433

    Less current portion                       (580,875)     (569,988)
                                             ------------  ------------
          Notes payable, excluding
          current portion                    $  275,402       238,445
                                             ============  ============
* The variable note payable to a bank was due in full at January 31, 2005. The Company has not repaid the loan nor have we had any discussions with the bank since early January. No demand for repayment has been made. It is the intention of the Company to attempt to convert this loan to a term loan with a due date of three to five years. There is no assurance that the bank will agree to such terms in which case a near-term infusion of capital will be necessary to satisfy this note. Since the Company needs additional financing to meet our debt requirements, there is no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined.

Aggregate maturities of notes payable by year, net of discount amount of $267,072, as of December 31, 2004, are as follows:

Years ending June 30:
  2005                        $  414,905
  2006                           364,462
  2007                           343,982
                                -----------
                               1,123,349
 Less unaccreted discount on
 Bridge Note                     267,072
                                -----------
 Net maturities               $  856,277

The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

As described in Note 1, on March 24, 2004, Genesis advanced $500,000 to Corgenix, which is represented by the Bridge Note. As a result of the termination of the Merger Agreement, the note has converted to a fixed two-year term note bearing interest at the prime rate in effect as of the date of termination of the Merger Agreement, or 5.25%. The note is fully-amortized over four semi-annual payments of principal and accrued interest, with the first payment expected to be due six months after the January 14, 2005 merger termination date; however, the note is convertible, at the election of Genesis, into Corgenix common stock at a conversion price of $.568 per share. The market value of the Company's stock was in excess of the potential conversion price at the date the note was executed, resulting in a beneficial conversion feature of approximately $660,000. As required by Emerging Issues Task Force Bulletin 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the entire proceeds of the Bridge Note were credited to additional paid-in capital. The Bridge Note was recorded net of a $500,000 discount, which is being accreted to interest expense over the expected term of the Bridge Note, using the effective interest method.






























                                     Item 2.




                          CORGENIX MEDICAL CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



       The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.


      General


      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 90 products covering autoimmune disorders, cardiovascular diseases, and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that include contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

      We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders if in stock. Accordingly, we do not usually operate with a customer order backlog.

      Except for the fiscal year ending June 30, 1997, we have experienced annual revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

      Beginning in fiscal year 1996, we began adding third-party OEM licensed products to our diagnostic product line. Currently we sell 70 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

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

      The Company maintains an allowance for doubtful accounts based on its historical experience and provides for any specific collection issues that are identified. Such allowances have historically been adequate to provide for our doubtful accounts but involve a significant degree of management judgment and estimation. Worse than expected future economic conditions, unknown customer credit problems and other factors may require additional allowances for doubtful accounts to be provided for in future periods. Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization is calculated primarily using the straight-line method over the estimated useful lives of the respective assets that range from 3 to 7 years. The internal and external costs of developing and enhancing software costs related to website development, other than initial design and other costs incurred during the preliminary project stage, are capitalized until the software has been completed. Such capitalized amounts began to be amortized commencing when the website was placed in service on a straight-line basis over a three-year period. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized. Repair and maintenance costs are expensed as incurred. We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Revenue from sale of products is recognized upon shipment of products. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2004 and 2003 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Research and development and advertising costs are expensed when incurred. Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

      Results of Operations


       Three Months Ended December 31, 2004 compared to 2003

      Net sales. Net sales for the quarter ended December 31, 2004 were approximately $1,277,000, a 7.6% increase from approximately $1,187,000 for the quarter ended December 31, 2003. Domestic sales decreased 1.8% while sales to international distributors increased 40.4% from year to year. With respect to the Company's major product lines, Phospholipids kit sales increased 5.2% for the fiscal quarter, Coagulation kit sales increased 12.2 %, HA kit sales decreased 19.4%, primarily due to the timing of orders, and Autoimmune kit sales increased 125.7%. Additionally, OEM sales increased 12.7%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2005.

      Cost of sales. Cost of sales, as a percentage of sales, decreased slightly to 35.3% in the quarter ended December 31, 2004 from 37.6% in 2003 primarily due to manufacturing efficiencies which offset higher raw material costs associated with the new manufacturing format of the Company's main product line and the purchase of certain raw materials which were formerly manufactured in-house. In addition, there was a decrease in scrap costs during the quarter.

      Selling and marketing. Selling and marketing expenses increased 8.5% to approximately $369,000 in the quarter ended December 31, 2004 from approximately $340,000 in 2003. The majority of this increase involved increases in advertising, CE Marking expense, conventions and seminars, labor-related costs and other promotion related expenses .

      Research and development. Research and development expenses decreased 23.6% to approximately $139,000 in the quarter ended December 31, 2004 from approximately $182,000 for the quarter ended December 31, 2003. The majority of this decrease involved reductions in labor-related costs, consulting and laboratory supplies resulting from recently ended development projects and head-count reductions.

      General and administrative. General and administrative expenses increased approximately $64,000 or 23.7% to approximately $334,000 in the quarter ended December 31, 2004 from approximately $270,000 for the quarter ended December 31, 2003, primarily due to increases in merger-related expenses, outside services, and equipment lease expense.

  Interest expense. As mentioned in the Notes to Consolidated Financial Statements, the market value of the Company's stock had increased from the date of the letter of intent to the date the Bridge Note was executed, resulting in a beneficial conversion feature that was credited to equity, and an equal amount is being recognized as interest expense over the potential term of the Bridge Note, using the effective interest method. Interest expense increased 273.9% to approximately $86,000 in the quarter ended December 31, 2004 from approximately $23,000 for the quarter ended December 31, 2003 due primarily to the accretion of discount on the Bridge Note payable to Genesis.

      Accretion of discount on redeemable common stock. This item represents the accretion of the discount on redeemable common stock over the 33 month period from the date the stock was issued to the presently expected first date on which the related embedded put option may be exercised. The redeemable common stock was issued in July 2002.

      Six Months Ended December 31, 2004 and 2003

      Net sales Net sales for the six months ended December 31, 2004 were approximately $2,580,000, an 8.0% increase from approximately $2,389,000 for the six months ended December 31, 2003. Domestic sales increased 1.5% while sales to international distributors increased 30.3% from year to year. With respect to the Company's major product lines, Phospholipids kit sales increased 2.7% for the current six month period, Coagulation kit sales increased 34.5 %, HA kit sales increased 23.3%, and Autoimmune kit sales increased 70.6%. Additionally, OEM sales decreased less than 1%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2005.

      Cost of sales. Cost of sales, as a percentage of sales, increased slightly to 39.1% in the six months ended December 31, 2004 from 38.4% in 2003 primarily due to higher raw material costs associated with the new manufacturing format of the Company's main product line, the purchase of certain raw materials which were formerly manufactured in-house and an increase in scrap costs during the first fiscal quarter.

      Selling and marketing. Selling and marketing expenses increased 13.8% to approximately $744,000 in the six months ended December 31, 2004 from approximately $654,000 in 2003. The majority of this increase involved increases in advertising, CE Marking expenses, conventions and seminars, labor-related costs and other promotion related expenses.

      Research and development. Research and development expenses decreased 20.3% to approximately $295,000 in the six months ended December 31, 2004 from approximately $370,000 for the six months ended December 31, 2003. The majority of this decrease involved reductions in labor-related costs, consulting and laboratory supplies resulting from recently ended development projects and head-count reductions.

      General and administrative. General and administrative expenses increased approximately $93,500 or 17.4% to approximately $634,000 in the six months ended December 31, 2004 from approximately $540,000 for the six months ended December 31, 2003, primarily due to increases in merger-related expenses, outside services and equipment lease expense.

      Interest expense. Interest expense increased 295.8% to approximately $190,000 in the six months ended December 31, 2004 from approximately $48,000 for the six months ended December 31, 2003 due primarily to the accretion of discount on the Bridge Note payable to Genesis.

      Liquidity and Capital Resources

      The Company has $425,295 of cash at December 31, 2004 compared to $255,223 at December 31, 2003 and has not repaid a loan of $291,121 due on January 31, 2005. Cash provided by operating activities was $91,943 for the six months ended December 31, 2004 compared to cash used in operating activities of $98,608 during the prior year's comparable period. This change compared to the year earlier period resulted primarily from a decrease in accounts receivable and an increase in accounts payable partially offset by an increase in inventories. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

      Net cash used in investing activities, the purchase of equipment, was $12,635 in the six months ended December 31, 2004 compared to $5,809 for the year earlier period. The increase was mainly attributable to increased spending on refrigeration and manufacturing equipment and computers.

      Net cash used in financing activities amounted to $131,043 during the six months ended December 31, 2004 compared to cash provided by financing activities of $28,399 for the year earlier period. This change compared to the year earlier period was primarily due to a substantial decrease in the proceeds from notes payable as a result of the Company's reduced borrowing capacity pursuant to restrictions imposed by its existing bank loan agreements.

      Historically, we have financed our operations primarily through long-term debt and by sales of common and preferred stock. Other than sales of stock to our employees through our Employee Stock Purchase Plan, no common or preferred stock was sold in the six month periods ended December 31, 2004 or 2003.

      We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable decreased 6.5% to $779,547 at December 31, 2004 from $834,153 at December 31, 2003 primarily as a result the accelerated collection of certain accounts.

Our future capital requirements will depend on a number of factors, including the ability to complete new equity or debt financing, the possible redemption of common stock, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been, cash raised from the private sale of redeemable common and common stock, the Bridge Note from Genesis, and long-term debt financing. Since the Takeout Financing and the planned merger with Genesis did not occur, and if we are required to repurchase our redeemable common stock or repay our variable rate bank note, we will need to implement new expense reductions and seek new debt agreements and/or sell additional equity securities in fiscal year 2005 to generate additional operating capital, to develop the markets and obtain the regulatory approvals for our products in the United States, and to pursue all of our strategic objectives. As a result, the Company announced in January 2005 the engagement of Ascendiant Securities for investment banking services. Specifically, Ascendiant and the Company will explore the possibility of completing an institutional private placement of the Company's common or preferred stock. The variable note payable to a bank was due in full at January 31, 2005. The Company has not repaid the loan nor have we had any discussions with the bank since early January. It is the intention of the Company to attempt to convert this loan to a term loan with a due date of three to five years. There is no assurance that the bank will agree to such terms in which case a near-term infusion of capital will be necessary to satisfy this note. Since the Company needs additional financing to meet our debt requirements, there is no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business. We believe that our current availability of cash, working capital, future proceeds from the issuance of common or preferred stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months. Management believes that the successful completion of an equity or debt financing, referred to above, will be necessary to meet the Company's expected debt service. However, as stated above, additional financing cannot be assured. The effects on the financial statements of not obtaining suitable financing cannot be determined.

Certain of the notes payable restrict the payment of dividends on the Company's common stock. Notes payable consist of the following at December 31, 2004 and June 30, 2004:


                                              December 31,    June 30,
                                                 2004            2004
                                             ------------    ------------

    Bridge Note payable to
    Genesis Bioventures,Inc., net of
    discount of $267,072 and $415,199.
    See discussion of terms below.          $  202,928         84,801

    Note payable to a bank, with interest at prime plus 2.75%
    (7.0% at June 30, 2004), due in monthly installments of principal and interest of $13,369 through January 2007, collateralized by commercial security agreements and a key man
    life insurance policy.                     301,454        369,351

    Variable Rate Loan payable to a bank, with interest at prime plus 1.0% (minimum rate of 5.5%), due in monthly installments of principal and interest through January 2005. This loan payable is collateralized by accounts receivable and inventory and is an extension and conversion of a revolving credit agreement with the same bank which matured on
    March 31, 2004. *                          291,121        292,507

    Notes payable, unsecured, to former preferred stockholders, with interest at 17%, due on demand. At December 31, 2004 and June 30, 2004, the Company was in
    default on these notes.                    60,774        61,774
                                            ------------  ------------
                                              856,277       808,433

    Less current portion                     (580,875)     (569,988)
                                             ------------  ------------
          Notes payable, excluding
          current portion                  $  275,402       238,445
                                            ============  ============
* The variable note payable to a bank was due in full at January 31, 2005. The Company has not repaid the loan nor have we had any discussions with the bank since early January. No demand for repayment has been made. It is the intention of the Company to attempt to convert this loan to a term loan with a due date of three to five years. There is no assurance that the bank will agree to such terms in which case a near-term infusion of capital will be necessary to satisfy this note. Since the Company needs additional financing to meet our debt requirements, there is no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined.

Aggregate maturities of notes payable by year, net of discount amount of $267,072 as of December 31, 2004, are as follows:

Years ending June 30:
  2005                        $  414,905
  2006                           364,462
  2007                           343,982
                                -----------
                               1,123,349
 Less unaccreted discount on
 Bridge Note                     267,072
                               -----------
 Net maturities               $  856,277

The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

      As described in Note 1, On March 24, 2004, Genesis advanced $500,000 to Corgenix, which is represented by the Bridge Note. As a result of the termination of the Merger Agreement, the note has converted to a fixed two-year term note bearing interest at the prime rate in effect as of the date of termination of the Merger Agreement, or 5.25%. The note is fully-amortized over four semi-annual payments of principal and accrued interest, with the first payment expected to be due six months after the January 31, 2004 merger termination date; however, the note is convertible, at the election of Genesis, into Corgenix common stock at a conversion price of $.568 per share. On January 14, 2005 Corgenix terminated the Amended and Restated Agreement and Plan of Merger with Genesis Bioventures, Inc. due to the lack of progress towards the completion of the $6,000,000 merger-related financing and the expiration of key dates within the Merger Agreement (as amended). The termination of the Agreement is not a breach by either party, thus no penalty for termination of the merger will apply. The market value of the Company's stock was in excess of the potential conversion price at the date the note was executed, resulting in a beneficial conversion feature of approximately $660,000. As required by Emerging Issues Task Force Bulletin 98-5, the entire proceeds of the Bridge Note were credited to additional paid-in capital. The Bridge Note was recorded net of a $500,000 discount, which is being accreted to interest expense over the expected term of the Bridge Note, using the effective interest method.
                                       Item 3.

                               Controls and Procedures

          Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, on February 8, 2005 (the "Evaluation Date") carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Merger-related charges were incurred.

       Corgenix estimates that, in pursuing the proposed merger with Genesis, the company has thus far incurred approximately $100,000 in certain merger-related expenses consisting of legal, accounting fees, valuation, and other related charges. The foregoing amounts are preliminary estimates and the actual amounts may be higher or lower. In addition, these merger-related expenses are, per agreement with Genesis, to be shared equally with Genesis and thus, approximately half of said expenses would be reimbursed by Genesis or offset against the Bridge Note. Corgenix and Genesis are currently discussing the details of such expense sharing and the management of Corgenix expects that the amounts due from Genesis will be offset against the amount due on the Bridge Note.

      We continue to incur losses and the Company requires additional financing.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $5,189,125 and there can be no assurance that we will be able to generate positive cash flows or raise the necessary capital to fund our operations in the future or to pursue our strategic objectives. The variable note payable to a bank was due in full at January 31, 2005. The Company has not repaid the loan nor have we had any discussions with the bank since early January. It is the intention of the Company to attempt to convert this loan to a term loan with a due date of three to five years. There is no assurance that the bank will agree to such terms in which case a near-term infusion of capital will be necessary to satisfy this note. We believe that our current availability of cash, working capital, future proceeds from the issuance of common or preferred stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months. Since the Company needs additional financing to meet our debt requirements, there is no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business. The effects of such actions on our financial statements cannot be determined.

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

           Our products and activities are subject to regulation by various governments and government agencies.
      The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration, referred to as the FDA, and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated there under, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We are limited in our ability to commence marketing or commercial sales in the United States of new products under development until we receive clearance from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

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

      There can be no assurance that our issued patent will afford meaningful protection against a competitor, or that patents issued or assigned to us will not be infringed upon or designed around by others, or that others will not obtain patents that we would need to license or design around. We could incur substantial costs in defending the Company or our licensees in litigation brought by others. The potential for reduced sales and increased legal expenses would have a negative impact on our cash flow and thus our overall business could be adversely affected.

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

      The components of our products include chemical and packaging supplies that are generally available from several suppliers, except certain antibodies, which we purchase from single suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of such antibodies to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for all critical raw materials and believe that we can substitute a new supplier with respect to any of these components in a timely manner. If, for some reason, we lose our main supplier for a given material, there can be no assurances that we will be able to substitute a new supplier in a timely manner and failure to do so could impair the manufacturing of certain of our products and thus have a material adverse effect on our business, financial condition and results of operations.

      We have only limited manufacturing experience with certain products.

      Although we have manufactured over twelve million diagnostic tests based on our proprietary applications of ELISA (enzyme linked immuno-absorbent assay) technology, certain of our diagnostic products in consideration for future development, incorporate technologies with which we have limited manufacturing experience. Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product's commercialization. There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

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

      Although our common stock has been traded on the OTC Bulletin Board(R) since May 1998, the trading has been sporadic with insignificant volume.

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


      None


Item 5.    Other Information


      None

Item 6.  Exhibits and Reports on Form 8-K.

a. Index to and Description of Exhibits


Exhibit
Number   Description of Exhibit

2.1 Agreement and Plan of Merger dated as of March 12, 2004 by and among Genesis Bioventures, Inc., GBI Acquisition
         Corporation and Corgenix Medical Corporation.
2.2      Amended and Restated Agreement and Plan of Merger as of
         May 21, 2004 by and among Genesis Bioventures, Inc., GBI
         Acquisition Corporation and Corgenix Medical Corporation.
2.3 Amendment No. 1 to Amended and Restated Agreement and Plan of Merger as of October 15, 2004 by and among Genesis
         Bioventures, Inc., GBI Acquisition Corporation and
         Corgenix Medical Corporation.
2.4 Amendment No. 2 to Amended and Restated Agreement and Plan of Merger as of November 30, 2004 by and among Genesis
         Bioventures, Inc., GBI Acquisition Corporation and
         Corgenix Medical Corporation.
2.5 Amendment No. 3 to Amended and Restated Agreement and Plan of Merger as of December 9, 2004 by and among Genesis
         Bioventures, Inc., GBI Acquisition Corporation and
         Corgenix Medical Corporation.
2.6 Amendment No. 4 to Amended and Restated Agreement and Plan of Merger as of December 31, 2004 by and among Genesis
         Bioventures, Inc., GBI Acquisition Corporation and
         Corgenix Medical Corporation.
3.1 Articles of Incorporation, as amended (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
3.2 Bylaws (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).

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

10.8 Employment Agreement dated April 1, 2001 between Douglass T. Simpson and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.9 Employment Agreement dated April 1, 2001 between Ann L. Steinbarger and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.10 Employment Agreement dated April 1, 2001 between Taryn G. Reynolds and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.11 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.14 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank (filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference).
10.15 Form of Indemnification Agreement between the Company and its directors and officers (filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference).
10.16 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.17 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company (filed with the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001).
10.19 Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.20 License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.23    Amended and Restated 1999 Incentive Stock Plan.
10.24    Amended and Restated Employee Stock Purchase Plan.
10.28    Warrant Agreement dated October 11, 2001 between Phillips
         V. Bradford and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.29 Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.30 Underlease Agreement dated October 3, 2001 between G.V. Callen, A.G. Pirmohamed and Corgenix UK, Ltd. filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.31 Distribution and OEM Agreement dated March 14, 2002 between RhiGene, Inc. and the Company filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.32*   License Agreement dated October 19, 2004 between McMaster
         University, Creative Clinical Concepts, Inc., and the
         Company.
21.1 Amended Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB filed June 29, 1998).
31.1*    Certification pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002.
31.2*    Certification pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002
31.3*    Certification pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002
32.1* Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification by Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed Herewith
---------------------------------------
(b)   Reports on Form 8-K.

           1. Form 8-K filed September 21, 2004 Entry into Material Definitive Agreement

           2. Form 8-K filed October 21, 2004 Entry into Material Definitive Agreement.

           3. Form 8-K filed January 4, 2005 Entry into Material Definitive Agreement.

           4. Form 8-K filed January 14, 2005 Termination of Material Definitive Agreement

           5. Form 8-K filed January 18, 2005 Termination of Material Definitive Agreement

                                                                 Exhibit 10.32

                                LICENSE AGREEMENT

This agreement (the "Agreement") is made the 19th day of October, 2004 (the "Effective Date"), between MCMASTER UNIVERSITY, an institution with a principal place of business at 1280 Main St. W. GH 306, Hamilton, Ontario L8S 4L8, Canada, (herein called "McMaster"), CREATIVE CLINICAL CONCEPTS, INC (hereinafter called "CCC"), a corporation with a principal place of business at 210 St. Paul Street, Suite 200, Denver, Colorado 80206, U.S.A., and CORGENIX, INC. (hereinafter called "Corgenix"), a corporation with a principal place of business at 12061 Tejon Street, Westminster, Colorado 80234, U.S.A.


WHEREAS, McMaster is the owner of the Technology (as defined herein below) and has the exclusive right to license and sublicense the Technology in the Territory (as defined herein below); and

WHEREAS, CCC is the owner of the trademark AspirinWorks(R); and

WHEREAS, Corgenix is engaged in the business of developing, securing regulatory approval for, manufacturing, marketing and distributing diagnostic tests and related products worldwide; and

WHEREAS, CCC and Corgenix (hereinafter called the "Licensees") wish to license the Technology for the purpose of developing and commercializing products using the Technology within the permitted Field-of-Use (as defined herein below), subject to the terms and conditions set forth herein.

NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter contained, the parties agree as follows:


                                                                     DEFINITIONS




"Confidential Information" means any part of the information which is designated by McMaster as confidential, whether orally or in writing but excluding any part of the Information: a) possessed by the Licensees prior to receipt from McMaster, other than through prior disclosure by McMaster, as evidence by the Licensees' business records; b) published or available to the general public otherwise than through a breach of this Agreement; c) obtained by the Licensees from a third party with a valid right to disclose it, provided that said third party is not under a confidentiality obligation to McMaster; or d) independently developed by employees, agents or consultants of the Licensees who had no knowledge of or access to McMaster's Information as evidence by the Licensees' business records.

"Date of First Commercial Sale" means the date on which Licensed Product from a validated and verified lot manufactured according to Design Control (as defined herein below), is first sold to a non-subsidiary third party.

"Design Control" means the Licensees' product development process according to U.S. Code of Federal Regulations, Title 21, Part 820 - Quality System Regulations for Medical Devices, 1997.

"Exchange Rate", unless otherwise specified, means the exchange rate from United States Dollars to Canadian Dollars, or Canadian Dollars to United States Dollars as published by the Canadian Imperial Bank of Commerce on the Effective Date.

"Field-of-Use" means healthcare screening.

"Future Patent Expenses" means all expenses incurred by McMaster in the filing and prosecution of patents related to the Technology (defined below) after the Effective Date.

"Improvements" means techniques or modifications related to the Patent Rights (as defined herein below) or Technical Information Rights (as defined herein below), developed or acquired by Licensees, whether patentable or unpatentable.

"Licensed Process" means any process or procedure that, but for the license granted herein, would infringe either Technical Information Rights or one or more claims in the Patent Rights.

"Licensed Products" means any product designed and developed by Licensees in the Field-of-Use that (a) if made, used, offered for sale, sold, imported, leased or otherwise disposed of in the Territory would, but for the license granted herein, infringe the Technical Information Rights or more claims of the Patent Rights, (b) is made by using Licensed Process, or (c) when used, practices Licensed Processes.

"Net Sales" means the total invoice price charged by Licensees to non-subsidiary third parties for the sale of the Licensed Products, less returns, freight charges, insurance premium and customary trade discounts actually taken, consumption tax or other taxes levied and customs duties.

"Patent Rights" means all rights of McMaster related to the Technology on the Effective Date (attached hereto as Schedule B).

"Previously Incurred Patent Expenses" means all expenses incurred by McMaster in the filing and prosecution of patents related to the Technology prior to the Effective Date, and attached hereto as Schedule A.

"Technical Information Rights" means all the rights of McMaster in and to all inventions, trade secrets, copyrights, research data, methods, processes, know-how and other technical data related to the Technology, whether patentable or not, whether owned by or licensed to McMaster, existing as of the Effective Date.

"Technology" means all technology related to or associated with technology generally referred to by McMaster as `Method and Device for Predicting Cardiovascular Events' and as described in McMaster file # 03-036 (attached hereto as Schedule C)

"Territory" means worldwide.


                                       LICENSE

1.    Grant.  Subject to the terms and conditions of this  Agreement,  McMaster
      ------
      hereby grants to Licensees an exclusive license under the Patent Rights and to the Technical Information Rights to make, have made, use, offer to sell, sell, import, lease or otherwise dispose of Licensed Products, within the Field-of-Use and Territory, and to practice the Licensed Process in connection with the design, development and manufacture of the Licensed Product during the term of this Agreement. Nothing herein shall prevent McMaster or the inventors from using the Patent Rights or Technical Information Rights for further academic research and education purposes. McMaster will retain the right to present and publish accounts of its research and all information relating to the Patent Rights or Technical Information Rights, with prior written consent of Licensees to prevent the premature public disclosure of commercializeable intellectual property or disclosure of the Licensees' confidential information.


2.    Reserved  Rights.  Subject  to the  grant of the  exclusive  license  set
      -----------------
      forth above, Licensees acknowledge that McMaster retains any rights not expressly granted to Licensees in Article 1 above, including without limitation to the right to use the Patent Rights and Technical Information Rights for research, scholarly publication, education, or other non-commercial purposes. McMaster will be free to publish the data and results of any research projects in appropriate scientific journals after providing a copy of the manuscript to the Licensees and receiving written approval from the Licensees within sixty (60) days of manuscript submission to the Licensees, such approval not to be unreasonably withheld. In publishing research results, McMaster will undertake all reasonable measures to protect the commercial potential of the Technology to ensure that the patent interests of the Licensees or McMaster are not adversely affected or jeopardized. If requested in writing by the Licensees, McMaster will defer publication for a maximum period of six (6) months for the purpose of obtaining appropriate intellectual property protection. Licensees shall not, at any time, do or suffer to be done any act or thing which may in any way adversely affect any rights of McMaster in and to the Patent Rights or Technical Information Rights or any registrations thereof or which, directly or indirectly, may reduce the value of the Patent Rights or Technical Information Rights.

      McMaster retains the nonexclusive right to use of the Improvements for further non-commercial academic research and educational purposes. Details of any Improvements shall be reported to McMaster as provided in Article 23(b).


3.    Sublicensing.  Licensees may sublicense  the rights  granted  pursuant to
      -------------
      this Agreement provided that: (i) Licensees obtain McMaster's prior written consent, which consent shall not be unreasonably withheld; (ii) McMaster shall receive such revenue or royalty payment as is provided in
      Article 4 below; and (iii) any such sublicense shall not derogate in any way the obligations of Licensees hereunder and all such sublicenses shall be granted on terms not any less favorable than are contained in this Agreement. The parties acknowledge that Licensees may choose to distribute Licensed Products through third party-contracted distributors which shall not be deemed to be an assignment or sublicense subject to this provision provided such distributors are not using the Patent Rights or Technical Information Rights to manufacture or modify the Licensed Products.


4. Payments. In consideration of the license herein granted, Licensees shall pay or cause to be paid McMaster:

(a)   An initial  licensing fee (the "Initial  License Fee")  consisting of (i)
                                      --------------------
        USD $5,000 cash, (ii) two thousand (2,000) shares of common stock of CCC ("CCC Common Stock"), and (iii) a number of shares of Corgenix
              ------------------
        Medical  Corporation  ("Corgenix Common Stock")  calculated by dividing
                                ---------------------
        USD $4,000 by the volume  weighted  average  price for the common stock of Corgenix Medical Corporation for the ten (10) days prior to the Effective Date. The Initial Licensing Fee, including issuance of appropriate stock certificates, is payable within ninety (90) days following execution of this Agreement. The Initial License Fee is non-refundable and is required to reimburse McMaster for its costs of developing and licensing the Technology;

      (b) Royalties on Net Sales of Licensed Products sold by Licensees in the Territory, according to the following schedule:


|X|   5%  royalty  on Net  Sales  within  first  year  after  the Date of First
           Commercial Sale;

|X|   6%  royalty on Net Sales  within the second  year after the Date of First
           Commercial
           Sale;

o     7%  royalty  on Net Sales  within  the third year after the Date of First
           Commercial Sale;

o     8%  royalty on Net Sales  within the fourth  year after the Date of First
           Commercial Sale; and

o 9% royalty on Net Sales after the fourth year after the Date of First Commercial Sale.


      Where Licensed Products are not sold separately, but are sold in combination with or as parts or components of other products, the royalties on the Licensed Products shall be calculated for the purpose of computing payments due under this Agreement by applying to the royalty of the combined or composite products a fractional multiplier having as its numerator the manufacturing cost (the "Licensed Product Manufacturing Cost") of the Licensed Product, and as it's the denominator the total manufacturing cost of the combined or composite products (determined in accordance with the Licensee's customary accounting procedures) including the Licensed Product.

      Minimum annual royalties shall be paid by Licensees to McMaster, such minimum royalty payments shall be non-refundable except that the amount by which the minimum royalty exceeds the royalties calculated pursuant to
      Article 4(b) above in that year shall be credited against such royalties in the subsequent year. Minimum annual royalties shall be paid according to the following schedule, based on the Date of First Commercial Sale:

o     Minimum annual  royalties of USD $750 in the first year after the Date of
           First Commercial Sale;

o     Minimum annual  royalties of USD $3,000 in the second year after the Date of First Commercial Sale;

o     Minimum  annual  royalties of USD $7,000 in the third year after the Date of First Commercial Sale;

o     Minimum  annual  royalties  of USD  $24,000 in the fourth  year after the
           Date of First Commercial Sale; and

o Minimum annual royalties of USD $45,000 in the fifth year after the Date of First Commercial Sale and each year thereafter.

      The minimum annual royalties shall not exceed USD $7,000 per year until which time McMaster has received allowance for either a) Patent Application No. 1 or b) Patent Application No. 3, as defined in the Patent Rights in Schedule B.

      Royalties payable to McMaster hereunder shall be paid quarterly within 90 days following the close of the calendar quarter.

      Licensee shall pay any applicable withholding taxes. Each payment shall be accompanied by a statement of account of the payments due hereunder and the number of Licensed Products sold, licensed or otherwise provided, the dates thereof and the terms of sale.

   In the event that the License fails to make any payment when such payment is due hereunder, the amount of such payment shall bear interest at the rate equal to the minimum lending rate to prime commercial borrowers established by McMaster's banker plus one percent (1%) calculated from the date due until the date paid provided that the payment of such interest shall not be deemed an alternate for the sums owing on the due dates which payments shall be deemed to be in default and remain subject to the termination provisions herein.

      c) Tag Along Rights.

i. CCC Common Stock. Except for open market transactions, in the event that any shareholder of CCC proceeds to transfer to a third party holdings equal to more than 5% of the outstanding shares of an as-converted basis, McMaster shall have the right to participate pro rata and on the same terms in the transfer.

         ii. Corgenix Common Stock. McMaster will have the right to participate pro rata and on the same terms in the transfer as the merger agreement between Genesis Bioventures Inc and Corgenix, made on March 12, 2004, in which Genesis will issue 14 million shares of its common stock in exchange for 100% of Corgenix shares outstanding in a transaction valued at approximately USD $10 million based on GBI's closing stock price on 15 March 2004.


5. Information Rights. Licensees shall prepare and maintain complete and accurate books and records covering all transactions arising out of or relating to this Agreement or the carrying on of its business in respect of the Licensed Products.

      Within 120 days after the end of each fiscal year, Licensees shall provide progress reports of the status of its operations with respect to the Licensed Products.

      McMaster and its duly authorized representatives shall have the right, upon giving Licensees five (5) days notice, at its own expense and during regular business hours, for the duration of the Agreement and for two (2) years thereafter, to inspect and audit Licensees' records relating to the Technology licensed under this Agreement.


6.    Patents.  McMaster  will own and  manage  the  prosecution  of all patent
      -------
      applications giving rise to Patent Rights, including all patents for improvements. Notwithstanding McMaster's rights under this Article 6,
      McMaster and the Licensees agree to coordinate the planning and execution of patent management, including but not limited to, decisions on when and where to file patents, and selection of outside vendors providing services related to patent management. Prior to committing to any patent management expense which the Licensees will be required to reimburse, McMaster shall provide the Licensees with estimated details of such expenses, and the Licensees shall have the right to review and discuss such expenses in advance with McMaster. The parties agree that it is in the best interest of all parties that the patent management expenses be reasonable.

      The Licensees shall reimburse McMaster for Previously Incurred Patent Expenses as follows:

o     USD $3,250 three (3) months after the Effective Date;

o     USD $3,250 six (6) months after the Effective Date;

o     USD $3,250 nine (9) months after the Effective Date; and

o The unpaid balance of the total Previously Incurred Patent Expenses twelve (12) months after the Effective Date.


      The Licensees shall reimburse McMaster within sixty (60) days of receiving proper documentation of any expense for future patent application prosecution costs including issuance fees and maintenance fees in connection with Patent Rights in the Field-of-Use and Territory, until the point of allowance or to the point of a necessary appeal from a final rejection by the United States Patent and Trademark Office or the equivalent bodies in countries other than the United States, provided that the Licensees had been provided prior notification of such expenses as provided for in this Article 6. The Licensees will ensure proper patent marking for all Licensed Products subject to patent protection.


7.    Further  Assurances.  Licensees  shall execute any documents,  reasonably
      -------------------
      requested by McMaster to confirm McMaster's and/or inventor's rights in and to the Technology and the respective rights of the Licensees pursuant to this Agreement. Licensees shall cooperate, at their expense, in connection with the filing and prosecution of applications to register any rights or interest in or to the Technology. If such applications and prosecutions are undertaken by Licensees, with McMaster's consent, then Licensees shall keep McMaster informed and provided with copies of filings and progress in connection with same in a timely and responsive manner.


8.      Infringement.

(a) Notice Regarding Infringement. Each party shall inform the other parties promptly in writing of any alleged infringement of the Patent Rights or the Technical Information Rights by a third party and of any available evidence thereof.

      (b) Rights of Licensees to Prosecute Suit. Licensees shall have the right, but shall not be obligated, to prosecute at their own expense all infringements of the Patent Rights and Technical Information, in furtherance of such right, McMaster hereby agrees that Licensees may include McMaster as a party plaintiff in any such suit, without expense to McMaster, provided, however that such right to bring such infringement action shall remain in effect only during such time as Licensees' license is exclusive. No settlement, consent judgment or other voluntary final disposition of the suit may be entered into without the consent of McMaster, which consent shall not be unreasonably withheld. Licensees shall indemnify McMaster against any order for costs that may be issued against McMaster in such proceedings. Any amount recovered in any such suit, action or proceeding whether by judgment or settlement shall be paid to or retained by the Licensees.

      (c) Right of McMaster to Prosecute Suit. If within six (6) months of having been notified of an alleged infringement in the Field-of-Use, Licensees shall have been unsuccessful in persuading the alleged infringer to desist and shall not have brought an infringement action or if Licensees shall notify McMaster at any time prior thereto of their intention not to bring suit against any alleged infringer in the Field-of-Use, then, McMaster shall have the right, but shall not be obligated, to prosecute at its own expense any infringement of the Patent Rights in the Field-of-Use, and McMaster may, for such purposes, use the name of Licensees as party plaintiff if necessary. No settlement, consent judgment or other voluntary final disposition of the suit may be entered into that would result in invalidity of a patent licensed to Licensees hereunder without the consent of Licensees, which consent shall not unreasonably be withheld. In the event that Licensees withhold their consent, Licensees shall indemnify McMaster against any costs associated with the defense against claims of patent invalidity. Any amount recovered in any such suit, action or proceeding whether by judgment or settlement shall be paid to or retained by McMaster.


9.    Milestone   and   Performance   Guarantees.   The   Licensees   will  use
      -------------------------------------------
      commercially reasonable efforts to develop, market, and sell the Licensed Products. In the event that McMaster is of the view that the Licensees are not using their best efforts, it may call for an evaluation to be conducted by a mutually agreed upon evaluator. If the evaluator determines that Licensees are not using commercially reasonable efforts, McMaster may, at its option, terminate the Agreement or change the rights granted pursuant to the Agreement from exclusive to non-exclusive, or restrict the Field-of-Use.

      Schedule of Milestones and Performance Guarantees
      .
o     Net  Sales of USD  $15,000  in the  first  year  after  the Date of First
           Commercial Sale;

o     Net  Sales of USD  $50,000  in the  second  year  after the Date of First
           Commercial Sale;

o     Net  Sales of USD  $100,000  in the  third  year  after the Date of First
           Commercial Sale;

o     Net Sales of USD  $300,000  in the  fourth  year  after the Date of First
           Commercial Sale; and

o Net Sales of USD $500,000 in the fifth year after the Date of First Commercial Sale and each year thereafter.

  The milestone for Net Sales shall not exceed USD $100,000 per year until which time McMaster has received allowance for either a) Patent Application No. 1, or b) Patent Application No. 3, as described in Schedule B.


10. McMaster Representations and Warranties. McMaster warrants that it has the power and authority to enter into this Agreement and has no knowledge as to any third party claims regarding proprietary rights in the Technology or Patent Rights which would interfere with the rights granted under this Agreement.


11. Licensees Representations and Warranties. Licensees hereby represent and warrant as of the date hereof that:

      (a) CCC is a corporation duly organized and validly existing under the laws of the State of Colorado and has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement and to consummate the transactions contemplated hereby.

      (b) Corgenix is a corporation duly organized and validly existing under the laws of the State of Delaware and has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement and to consummate the transactions contemplated hereby.


12.   Disclaimer of Warranties.  EXCEPT FOR THE  REPRESENTATIONS AND WARRANTIES
       ------------------------
      SET FORTH IN SECTIONS 10 AND 11 HEREOF, NOTHING CONTAINED IN THIS AGREEMENT SHALL BE CONSTRUCTED AS: (A) A WARRANTY OR REPRESENTATION OF ANY PARTY AS TO THE VALIDITY, ENFORCEABILITY OR SCOPE OF ANY INTELLECTUAL PROPERTY RIGHT LICENSED HEREUNDER; (B) A WARRANTY OR REPRESENTATION THAT THE EXERCISE OF ANY OF THE RIGHTS GRANTED HEREUNDER WILL BE FREE FROM INFRINGEMENT OF THE INTELECTUAL PROPERTY RIGHTS OF THIRD PARTIES; (C) AN AGREEMENT TO BRING OR PROSECUTE ACTIONS OR SUITS AGAINST THIRD PARTIES FOR INFRINGEMENT; OR (D) EXCEPT AS EXPRESSLY
      PROVIDED HEREIN, REQUIRING EITHER PARTY TO FILE AN APPLICATION FOR PATENT, SECURE ANY PATENT OR MAINTAIN ANY PATENT IN FORCE.

      EXCEPT AS EXPRESSLY SET FORTH HEREIN, NO PARTY MAKES ANY EXPRESS WARRANTIES AND EACH PARTY EXPRESSLY DISCLAIMS ANY IMPLIED WARRANTIES INCLUDING, WITHOUT LIMITATION, THE IMPLIED WARRANTIES OF NON-INFRINGEMENT, MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. MCMASTER MAKES NO WARRANTY AS TO THE SUFFICIENCY OR SUITABILITY FOR LICENSEES' USE OF THE PATENT RIGHTS OR THE TECHNICAL INFORMATION RIGHTS, AND NO PARTY ASSUMES ANY RESPONSIBILITY OR LIABILITY FOR LOSS OR DAMAGES, WHETHER DIRECT OR INDIRECT, INCIDENTAL, CONSEQUENTIAL, EXEMPLARY OR SPECIAL, WHICH MAY ARISE OUT OF ANOTHER PARTY'S USE OF SUCH INFORMATION OR INTELLECTUAL PROPERTY TO DESIGN, MANUFACTURE OR FABRICATE PRODUCTS, OR WHICH MAY ARISE OUT OF SUCH OTHER PARTY'S SALE OF SUCH PRODUCTS DESIGNED, MANUFACTURED OR FABRICATED USING OR INCORPORATING SUCH INFORMATION OR INTELLECTUAL PROPERTY, AND EACH PARTY SHALL BE SOLELY RESPONSIBLE FOR THE QUALITY, PERFORMANCE, RELIABILITY AND SAFETY OF PRODUCTS MANUFACTURED BY OR FOR SUCH PARTY.


13.   Indemnification.

      (a) Indemnification by Licensees. Licensees shall at all times during the term of this Agreement and thereafter, defend, indemnify and hold harmless McMaster, its directors, officers, employees, agents and affiliates, from and against any and all liability, damage, loss, cost or expense of any kind whatsoever (including reasonable attorneys' fees) incurred by or imposed upon McMaster in connection with any and all claims, suits, actions, demands, proceedings, causes of action or judgments (including, without limitation, product liability claims) resulting from or arising out of the production, manufacture, use, marketing or sale of Licensed Products or Licensed Processes or Licensees' breach of any of its obligations hereunder. McMaster shall promptly notify Licensees of any such claims(s) of which McMaster is aware. Licensees, at Licensee's sole expense, shall maintain control and direction of the defense of such claims brought against McMaster, provided, however, that McMaster shall have the right to participate in such defense at McMaster's expense. McMaster agrees to provide Licensees with any and all reasonable assistance which Licensees may request in connection with its defense of such claims.

      (b) Indemnification by McMaster. McMaster shall at all times during the term of this Agreement and thereafter, defend, indemnify and hold harmless Licensees, their directors, officers, employees, agents and affiliates, from and against any and all liability, damage, loss, cost or expense of any kind whatsoever (including reasonable attorneys' fees) incurred by or imposed upon Licensees in connection with any and all claims, suits, actions, demands, proceedings, causes of action or judgments against McMaster except for those arising from gross negligence or willful misconduct. Licensees shall promptly notify McMaster of any such claims(s) of which Licensees are aware. McMaster, at McMaster's sole expense, shall maintain control and direction of the defense of such claims brought against Licensees, provided, however, that Licensees shall have the right to participate in such defense at Licensee's expense. Licensees agree to provide McMaster with any and all reasonable assistance which McMaster may request in connection with its defense of such claims.


14. Insurance. The Licensees will be required to obtain insurance in amounts and on terms that a reasonable and prudent business person in a similar business would maintain. If any sublicenses are granted, sublicenses will be required to obtain similar insurance.


15. Confidentiality. The information shall be developed, received and used by the Licensees solely in furtherance of the purposes set forth in this Agreement subject to the terms and conditions set forth in this Article 15.

      (a) The Licensee shall keep and use all of the Confidential Information in confidence and will not, without McMaster's prior written consent, disclose any Confidential Information to any person or entity, except those of the Licensees' officers, employees and professional advisors who require said Confidential Information in performing their obligations under this Agreement. The Licensees covenant and agree that they will initiate and maintain an appropriate internal program limiting the internal distribution of the Confidential Information to only those officers, employees and professional advisors who require said Confidential Information in performing their obligations under this Agreement and who have signed confidentiality and nondisclosure agreements in a form approved by the Licensees' Boards of Directors.

      (b) The Licensees shall not use, whether directly or indirectly, any Confidential Information for any purpose other than as set forth herein without McMaster's prior written consent.

      (c) If either of the Licensees are required by judicial or administrative process to disclose any or all of the Confidential Information, the Licensees shall promptly notify McMaster and allow McMaster reasonable time to oppose such process before disclosing any Confidential Information.


16. Term. Unless sooner terminated pursuant to (a) or (b) below, the license herein granted shall commence on the Effective Date of this Agreement and continue until the date of expiry of the last to expire of any patents issued with the respect to the Technology.

      (a) Licensees shall have the right to terminate the license herein granted upon at least three (3) months written notice of such termination to McMaster.

      (b) McMaster shall have the right to terminate the license herein granted for any of the following reasons:

i. for any breach by Licensees of any of their obligations contained in this Agreement, which breach is not cured within thirty (30) days after written notice thereof by McMaster except that, where it is not possible to cure the breach within the said thirty (30) day period and proceeds diligently thereafter to cure the breach no later than a further sixty (60) days thereafter.

ii. Licensee fails to meet any of its milestones or performance requirements as provided in Article 9.

iii. Bankruptcy or insolvency of either Licensee or the appointment of a receiver or liquidator to take charge of the affairs of either Licensee or the making of an assignment for the benefit of either Licensee's creditors or the equivalent of any such proceedings or acts (whether known by some other name or term), effective immediately upon written notice to either Licensee.


17. Termination. The following provisions shall take effect upon the termination of this License:

      (a) Such termination shall not release Licensees from their obligations with respect to the payment of royalties accrued up to the date of termination;

      (b) Licensees shall forthwith following such termination deliver to McMaster a complete and accurate schedule of Licensees' inventory of completed and uncompleted Licensed Products on hand and all unfilled orders for the purchase of Licensed Products.

      (c) Licensees may sell their inventory of work in progress and Licensed Products on hand on the date of termination but only pursuant to the terms of this Agreement;

(d) Licensees shall forthwith, and no later than thirty (30) days after termination, return free of charge to McMaster all written information and documents of whatever kind; including technical data, manuals, reports and programs only to the extent that it embodies, contains or specifically relates to the Technology; and

(e) Obligations under this Article and Articles 2, 10, 11, 12, 13, 14, 15, 18, 19, 20, 21 and 22 shall survive such termination.


18. No Waiver. The failure of either McMaster or the Licensees to exercise its rights herein upon the occurrence of any breach by the other side of its obligations shall not in any event constitute a waiver of such rights if any such breach by the other side should reoccur.


19. Assignment. This Agreement and all its rights and privileges hereunder may not be assigned by McMaster or the Licensees without prior written consent of the other side, which consent shall not be unreasonably withheld. This Agreement and everything herein contained shall inure to the benefit of and be binding upon each of the parties hereto and upon their respective successors and permitted assigns.


20. Jurisdiction. This Agreement shall be constructed in accordance with the laws of the Province of Ontario.


21.   Dispute  Resolution.  McMaster  and the  Licensees  shall use their  best
      --------------------
      efforts to settle in a fair and reasonable manner any dispute arising in connection with Agreement. If such dispute cannot be settled between McMaster and the Licensees, it shall be first submitted to mediation by a mediator chosen jointly by the two sides. In the event that mediation does not bring a resolution of the dispute within thirty (30) days, the dispute shall be submitted to arbitration before a single arbitrator pursuant to the Arbitration Act of Ontario and the schedules thereto (as amended from time to time).


22. Relationship between the Parties. McMaster and the Licensees are not and shall not be considered to be joint ventures, partners or agents of each other and neither shall have the power to bind or obligate the other except as set forth in this Agreement.


23.   Licensee Covenants. The Licensees will be required to:

(a)   Keep McMaster advised of any changes of jurisdiction applicable to itself;

(b) Provide McMaster, every six months, with details of any improvements they have made or acquired;

(c)   Pay all taxes relating to activities under the License Agreement; and

(d) Not use McMaster's name or trade-marks without prior written consent of McMaster, which consent shall not be unreasonably withheld.


24. Notice. All notices, demands or other communications required to be made or given pursuant to the terms of this Agreement shall be in writing and shall be delivered personally, by courier or by prepaid first class post, to the parties at their respective addresses as hereinafter set out, or such other addresses as the parties may subsequently advise in writing. The following shall be the addresses for the delivery of notices to each of the parties.


      McMaster: McMaster University
                Office of Research Contracts and Intellectual Property 1280 Main Street West, GH 306
                Hamilton, Ontario L8S 4L8
                CANADA
                Attention: Mr. Marcel Mongeon, Executive Director

      Licensees:Creative Clinical Concepts
                210 St. Paul Street, Suite 200
                Denver, CO 80206
                USA
                Attention: Mr. Gordon Ens, President

                Corgenix, Inc.
                12061 Tejon Street
                Westminster, CO 80234
                USA
                Attention: Mr. Douglass T. Simpson, President


                           - signature page follows -

IN WITNESS WHEREOF the parties hereto have executed this Agreement as an instrument under seal.

SIGNED, SEALED AND DELIVERED
MCMASTER UNIVERSITY

s/ Marcel Mongeon                   Date: November 6, 2004
Name: Marcel Mongeon
Title: Executive Director & Legal Counsel


CREATIVE CLINICAL CONCEPTS, INC.

s/ Gordon Ens                       Date: October 19, 2004
Name: Gordon Ens
Title: President


CORGENIX, INC.

s/  Douglass T. Simpson             Date: October 19, 2004
Name: Douglass T. Simpson
Title: President

SCHEDULE A

                       Previously Incurred Patent Expenses

           Total Expenses as of the Effective Date - $ 17,535.92 CDN

Exp Date
                                                                      Exp Amount
Expense Description
                                                                   Detail Amount
Company
                                                                       10,936.88
03/17/2003
Gowling Lafleur Henderson LLP (Hamilton)
                                                                        7,999.88
Legal  Fees
                                                                        2,937.00
Patent Fee
                                                                          308.18
05/26/2003
Gowling Lafleur Henderson LLP (Hamilton)
                                                                          308.18
Legal  Fees
                                                                          114.33
06/23/2003
Gowling Lafleur Henderson LLP (Hamilton)
                                                                          114.33
Legal  Fees
                                                                        1,878.48
12/29/2003
Gowling Lafleur Henderson LLP (Hamilton)
                                                                        1,878.48
Legal  Fees
                                                                          204.11
02/18/2004
Gowling Lafleur Henderson LLP (Hamilton)
                                                                          204.11
Legal  Fees
                                                                        1,548.67
05/20/2004
Gowling Lafleur Henderson LLP (Hamilton)
                                                                          986.17
Legal  Fees
                                                                          562.50
Patent Fee
                                                                        1,161.09
05/20/2004
Gowling Lafleur Henderson LLP (Hamilton)
                                                                          598.59
Legal  Fees
                                                                          562.50
Patent Fee
                                                                          260.55
05/31/2004
Gowling Lafleur Henderson LLP (Hamilton)
                                                                          260.55
Legal  Fees
                                                                          455.92
06/29/2004
Gowling Lafleur Henderson LLP (Hamilton)
                                                                          455.92
Legal  Fees
                                                                          417.05
06/22/2004
Gowling Lafleur Henderson LLP (Hamilton)
                                                                          417.05
Legal  Fees
                                                                          250.66
08/23/2004
Gowling Lafleur Henderson LLP (Hamilton)
                                                                          250.66
Legal  Fees
-------------------------------------------------------------------------------
                                                                      $17,535.92

                                   SCHEDULE B

                                  Patent Rights

1. Title: Method and device used to predict the future incident of myocardial infarction, stroke or cardiovascular death for patients taking aspirin; US Continuation in Part Application No. 20040126826 filed September 24, 2003, Series No. 10, Serial No. 670,118; Claiming priority to US Provisional Application 60/367, 883 filed March 24, 2002; ("Patent Application No. 1").

2. Title: Method for Predicting Cardiovascular events; US Patent Application No. 20040115735 filed September 24, 2003, Series No. 10, Serial No. 670,122;
("Patent Application No. 2").

3. Title: Method and Device for Predicting Cardiovascular Events; PCT Application Serial No. WO2003CA00422 filed March 24, 2003; EP Application Serial No. 03744750.5 filed September 17, 2004; ("Patent Application No. 3").

4. Title: Method and Device for Predicting Cardiovascular Events; Canadian Application PCT/CA03/000422 filed September 8, 2004; ("Patent Application No. 4").

                                   SCHEDULE C

                                   Technology

                                 Tech ID: 03-036

  Title: Method and device used to predict the future incident of myocardial infarction, stroke or cardiovascular death for patients taking aspirin

     In summary an assay was developed for a thromboxane A2 metabolite and capitalized on the availability of the HOPE data base to demonstrate that patients who show impaired response to the effects of Aspirin on inhibition of thromboxane A2 production have less favorable clinical outcomes. That is we have demonstrated that aspirin resistance is a real entity.

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

Date:  February 14, 2005


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

Date:  February 14, 2005


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

           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

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

Date:  February 14, 2005


/S/Douglass T. Simpson
President

                                                                   Exhibit 32.1


                                  CERTIFICATION
             PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                               UNITED STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), I Douglass T. Simpson, President of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2004 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

               (i) the 10-QSB Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (ii) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    February 14, 2005





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

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), I William H. Critchfield, Chief Financial Officer of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2004 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

(i)              the 10-QSB Report fully complies with the requirements of
                 section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (ii) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    February 14, 2005





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



                                    CORGENIX MEDICAL CORPORATION



February 14, 2005                       By:/s/ Luis R. Lopez
                                           Luis R.Lopez, M.D.
                                           Chairman and Chief Executive Officer