Form 10QSB
period 2005-03-31
CORGENIX MEDICAL CORP/CO
filed 2005-05-12
CIK 1063665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT  UNDER TO SECTION 13 OR 15(d) OF THE   SECURITIES
           EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005


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


The number of shares of Common Stock outstanding was 5,346,964 as of May 11, 2005.


Transitional Small Business Disclosure Format.     Yes _     No   X
                                                                  -

2
                          CORGENIX MEDICAL CORPORATION


                                 March 31, 2005





                                TABLE OF CONTENTS


                                                                         Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                          3

      Item 2.   Management's Discussion and Analysis or Plan of Operation 13

      Item 3.  Controls and Procedures                                    17




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                         22


      Item 2.   Changes in Securities and Use of Proceeds                 22


      Item 3.   Defaults Upon Senior Securities                           22


      Item 4.   Submission of Matters to a Vote of Security Holders       22


      Item 5.   Other Information                                         22


      Item 6.   Exhibits and Reports on Form 8-K                          22


      Certifications                                                      25


      Signature Page                                                      29

                                     PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                                  March          June
                                                31, 2005       30, 2004
                                                (Unaudited)      ***
                     Assets

Current Assets:
   Cash and equivalents                       $  353,405       $ 468,954
   Accounts receivable, less allowance for
    doubtful accounts of  $30,410 and $13,410    817,134         834,153
   Inventories                                 1,163,548         982,227
   Prepaid expenses                               46,537          30,276
                                          -----------------   ----------------
                    Total current assets       2,380,624       2,315,610

Equipment:
   Capitalized software costs                    122,855         122,855
   Machinery and laboratory equipment            639,152         588,219
   Furniture, fixtures, leaseholds and office    521,406         511,488
equipment                                 ------------------ ------------------
                                               1,283,413       1,222,562
   Accumulated depreciation and amortization    (999,927)       (913,020)
                                          ------------------ ------------------
                    Net equipment                283,486         309,542
                                          ------------------ ------------------
Intangible assets:
   Licenses                                       18,275            -
   Patents, net of accumulated amortization of    42,198          98,070
    $1,075,346 and $1,019,474
   Goodwill                                       13,677          13,677
                                          ------------------ ------------------
                     Net intangible assets        74,150         111,747
                                          ------------------ ------------------
   Due from officer                               12,000          12,000
   Other assets                                   92,775          98,925
                                          ------------------ ------------------
                     Total assets         $    2,843,035       2,847,824

      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of notes payable       $      696,020        569,988
   Current portion of capital lease obligations   36,895         51,395

   Accounts payable                              603,006        483,642
   Accrued payroll and related liabilities       180,645        173,392

   Accrued interest                              154,509        127,831
   Accrued liabilities                           147,859        169,929
                                          ------------------ ------------------
                    Total current liabilities  1,818,934      1,576,177

Notes payable, excluding current portion         181,165        238,445

Capital lease obligations, excluding current      26,590          9,712
portion                                   ------------------ ------------------
                    Total liabilities          2,026,689      1,824,334

Redeemable common stock, 880,282 shares issued and outstanding at March 31,
   2005, aggregate redemption value of $500,000, net of
   unaccreted discount and issuance costs of  $0
   and $64,919                                   500,000        435,081

Stockholders' equity:
   Preferred stock, $0.001 par value.
   Authorized 5,000,000 shares, none issued or       -             -
   outstanding

   Common stock, $0.001 par value.  Authorized
   40,000,000 shares; issued and outstanding
   5,343,826 and 5,321,319 shares at March 31
   and June 30, respectively                       4,463          4,440
   Additional paid-in-capital                  5,461,107      5,449,100
   Accumulated deficit                        (5,135,248)    (4,853,767)
   Accumulated other comprehensive income
    (loss)                                       (13,976)       (11,364)
                                           ----------------- ------------------
                   Total stockholders'equity     316,346        588,409

                   Total liabilities and
                   stockholders' equity        2,843,035      2,847,824
                                           ================== =================
See accompanying notes to consolidated financial statements.
*** Derived from the audited financial statements for the year ended June 30,
2004

5
4
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
     Consolidated Statements of Operations and Comprehensive Income (Loss)

                                  Three Months Ended     Nine Months Ended
                              March 31,    March 31,   March 31,   March 31,
                               2005          2004        2005        2004
                              --------------------------------------------
                                   (Unaudited)               (Unaudited)
Net sales                   $1,444,553    $1,355,973  $4,024,195  $3,745,041
Cost of sales                  508,571       419,341   1,516,844   1,337,146
                              --------------------------------------------

          Gross profit         935,982       936,632   2,507,351   2,407,895


Operating expenses:
   Selling and marketing       360,758       327,612   1,105,234     981,705

   Research and development    146,918       193,254     442,363     563,482

   General and
administrative                 273,804       305,982     907,345     846,029
                            -------------------------------------------------
                            -------------------------------------------------
   Total expenses              781,480       826,848   2,454,942   2,391,216


      Operating income (loss)  154,502       109,784      52,409      16,679

Interest expense, net           78,827        21,395     268,971      69,190

                            -------------------------------------------------

          Net income (loss)     75,675        88,389    (216,562)    (52,511)


 Accretion of discount on
   redeemable common stock      21,641        21,639      64,919      64,917
                            ---------------------------------------------------
                            ---------------------------------------------------

Net income (loss)
 available to common
 stockholders                $ 54,034         $66,750  $(281,481)   $(117,428)
                             ==================================================

 Net income (loss) per
share, basic                    $0.01          $ 0.01    $(0.05)      $(0.02)

 Net income (loss) per
share, diluted                 $ 0.01          $0.01     $(0.05)      $(0.05)

Weighted average shares
   outstanding,             5,341,715      5,307,084  5,338,421     5,300,216
      Basic (note 2)

Weighted average shares
   outstanding,
   diluted (note 2)         5,367,863      5,971,572  5,338,421     5,300,216
                            =========      =========  =========     ===========
        Net income (loss)     $75,675        $88,389  $(216,562)     $(52,511)


Other comprehensive income
(loss)-foreign
currency translation            2,734         (9,322)    (2,612)      (9,759)
                           ----------      ----------   --------     ----------
 Total comprehensive
 income (loss)                 $78,409       $79,067  $(219,174)     $(62,270)
                            ==========      =========  =========     ==========
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                    For the nine months ended March 31, 2005

            Common   Common                          Accumulated
            Stock,   Stock,   Additional                other          Total
            Number   $0.001    paid-in   Accumulated comprehensive stockholders'
          of shares   par     capital      Deficit      income        equity


Balance at
June 30,
2004      5,321,319  $4,440  $5,449,100 $(4,853,767)  $(11,364)      $588,409


Issuance of
common stock
and stock
options for
services     22,507     23       12,007                               12,030

Foreign currency translation                            (2,612)       (2,612)

Accretion of
discount on
redeemable
common stock                              (64,919)                   (64,919)
Net loss                                 (216,562)                  (216,562)
                                         ---------                  ---------
                  -------------------------------------------------------------
                  -------------------------------------------------------------

Balance at
March 31
2005       5,343,826 $4,463   $5,461,107 $(5,135,248)  $(13,976)    $316,346
           ========= ======    ========= ============  =========    ========

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



                      Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                     Nine Months Ended
                                                 March 31,        March 31,
                                                   2005              2004
                                               -------------------------------
                                                         (Unaudited)
Cash flows from operating activities:
  Net loss                                     $(216,562)        $(52,511)
  Adjustments to reconcile net income
 (loss) to net cash provided by
        (used in) operating activities:
          Depreciation and amortization          141,972          148,041
          Accretion of discount on
          notes payable                          204,315            -
          Equity instruments issued
          for services                            12,030           10,643
          Changes in operating assets and
          liabilities:
               Accounts receivable                28,184         (112,351)
               Inventories                      (180,400)        (108,804)
               Prepaid expenses and
                 other assets                    (27,845)         (22,059)
               Accounts payable                  101,653         (183,315)
               Accrued payroll and
                 related liabilities              10,949           18,644
               Accrued interest and
                other liabilities                    397            7,803
                                               --------------------------------

                  Net cash provided by
                  (used in) operating
                  activities                     74,693          (293,909)
                                               --------------------------------

Cash flows used in investing activities:
   Purchases of equipment                       (14,229)           (3,370)
                                               --------------------------------

Cash flows from financing activities:
Proceeds from issuance of common
  stock, redeemable common stock,
  warrants and exercise of stock
  options                                          -                 5,990

Proceeds from issuance of notes
  payable                                          -                666,031
Payments on notes payable                       (135,562)          (159,295)
  Payments on capital lease obligations          (43,021)           (72,064)
  Payments for costs of issuance of
    common stock                                   -                    (22)
                                               -------------------------------

         Net cash (used in) provided by
         financing activities                   (178,583)           440,640
                                               -------------------------------

         Net increase (decrease) in
         cash and cash equivalents              (118,119)           143,361


Impact of foreign currency translation
 adjustment on cash                                 2,570              2,695

Cash and cash equivalents at beginning
 of period                                        468,954            342,406
                                               --------------------------------
Cash and cash equivalents at end of
 period                                         $ 353,405          $ 488,462
                                               ================================

Supplemental cash flow disclosures:

   Cash paid for interest                      $   40,358          $ 49,089
                                               -------------       ------------
Noncash investing and financing
activity--
    Equipment acquired under capital leases    $   45,400                  -
                                              --------------       ------------

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

      On October 15, 2004 the Company and Genesis Bioventures, Inc. (which we refer to as GBI or Genesis) a biomedical development company focused on the development of diagnostic tests signed an amendment to the May 21, 2004 Amended and Restated Plan of Merger (the "Merger Agreement"), extending the closing date for the proposed merger to on or before February 28, 2005. The extension was executed in the form of Amendment No. 1 (the "Amendment") to the Merger Agreement, a copy of which was filed on Form 8-K on October 20, 2004.

      The Amendment, among other changes, allowed the Company to terminate the Merger Agreement at any time prior to November 30, 2004 if it were not satisfied with the terms or the progress of the new equity financing. A new equity financing in an amount of at least $6,000,000 was a condition to the closing of the Merger pursuant to section 9.13 of the Merger Agreement. On November 30, 2004, the Company and Genesis agreed to extend the date for obtaining the financing to December 10, 2004. On December 9, 2004, the parties agreed to extend the date to December 31, 2004, and on December 31, 2004, the parties agreed to extend the deadline for terminating the Merger Agreement to January 15, 2005. These extensions are documented as Amendments No. 2, 3 and 4 to the Merger Agreement. Management of Corgenix believed that, given the delays experienced during the holiday season, and given the timing delays that are often associated with seeking funds in overseas markets, it was appropriate and in the best interests of the Company to allow Genesis additional time to pursue the new equity financing.

      On January 14, 2005 Corgenix terminated the Amended and Restated Agreement and Plan of Merger with Genesis Bioventures, Inc. due to the lack of progress towards the completion of the $6.0 million merger-related financing and the expiration of key dates within the Merger Agreement (as amended).

      On March 24, 2004, Genesis advanced $500,000 to Corgenix, which is represented by a promissory note ("Bridge Note"). As of March 31, 2005, the Company owed $470,000 on the Bridge Note. As a result of the termination of the Merger Agreement, the note will convert to a fixed two-year term note bearing interest at the prime rate in effect as of the date of termination of the Merger Agreement, or 5.25%. The note will be fully-amortized over four semi-annual payments of principal and accrued interest; however, the note is convertible, at the election of Genesis, into Corgenix common stock at a conversion price of $.568 per share.

      The market value of the Company's stock had increased from the date of the letter of intent to the date the Bridge Note was executed, resulting in a beneficial conversion feature that was credited to equity, and an equal amount is being recognized as interest expense over the term of the Bridge Note, using the effective interest method.
         The accompanying consolidated financial statements have been prepared without audit and in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, the financial statements include all adjustments (consisting of normal recurring accruals and adjustments) required to present fairly the Company's financial position at March 31, 2005 and June 30, 2004 and the results of operations for each of the three and nine month periods ended March 31, 2005 and 2004, and the cash flows for each of the nine month periods then ended. The operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2004.
      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant assumptions inherent in the preparation of the accompanying financial statements include, but are not limited to, revenue recognition and allowances for doubtful accounts, the provision for excess and obsolete inventories, and commitments and contingencies. Actual results could differ from those estimates.

  2.     EARNINGS PER SHARE

      Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding increased for the dilutive effect of potentially dilutive securities outstanding during the period. The dilutive effect of stock options, warrants and their equivalents is calculated using the treasury stock method. No stock options were granted in the most recent quarter or nine months ended March 31, 2005 or 2004. Options, warrants and the rights under convertible debt to purchase common stock totaling 1,252,820 shares for the quarter ended March 31, 2005, and totaling 917,350 shares for the quarter ended March 31, 2004 respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net loss per share.

      The components of basic and diluted income (loss) per share are as follows:
                              3 months  3 months    9 months  9 months
                                ended     ended      ended       ended
                              March 31, March 31,   March 31,  March 31,
                               2005        2004       2005        2004
                               ---------------------------------------
                               ---------------------------------------

Net  income  (loss)  available
to common stockholders         $54,034   66,750    (281,481)  (117,428)
                               ============================= =========

Common and common equivalent shares outstanding:
                               -------------------------------------------
   Weighted average common
   shares-basic              5,341,715  5,307,084    5,338,421 5,300,216
  Dilutive effect of
   potentially dilutive
   securities Outstanding       26,148    664,488         -         -
                               -------------------------------------------
                               -------------------------------------------
     Weighted average common
     shares-diluted          5,367,863  5,971,572     5,338,421 5,300,216
                             =========  =========     ========= =========
   Net income (loss) per
     share-basic            $     0.01  $    0.01     $   (0.05) $ (0.02)
                             ============================================
  Net income (loss) per $
     share-diluted          $     0.01  $    0.01     $   (0.05) $ (0.02)
                             ============================================


  3.    INCOME  TAXES

           A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

4.      SEGMENT INFORMATION

      The Company has two segments of business: domestic and international operations. International operations primarily transact sales with customers in Europe and continents other than North America, while domestic operations transact sales primarily in North America. The following table sets forth selected financial data for these segments for the three and nine month periods ended March 31, 2005 and 2004.
              Three Months Ended March 31,          Nine Months Ended March 31,
          Domestic  International   Total    Domestic  International  Total

Net
sales
2005    $ 1,014,058    430,495    1,444,553  2,893,021   1,131,174  4,024,195
2004    $ 1,022,509    333,464    1,355,973  2,873,996     871,045  3,745,041
        ----------    --------    ---------  ---------   ----------- --------
        ==========    ========     ========  =========   ==========  ========
Net
income
(loss)
2005    $ (134,014)    209,689       75,675   (600,708)    384,146  (216,562)
2004    $  (5,965)      94,354       88,389   (252,468)    199,957  (52,511)
        ==========    ========       =======   =======    ========= ========
Depreciation
and
amortization
2005    $  47,363          576       47,939   140,263        1,709  141,972
2004    $  49,444          512       49,956   146,502        1,539  148,041
        ==========     ========     =======    =======    ========= ========

Interest    expense,
net
2005    $ 77,775         1,052       78,827   265,894        3,077   268,971
2004    $ 19,918         1,477       21,395    62,204        6,986    69,190
        ----------     --------      -------  -------     --------- --------
        ==========     ========      =======  =======     ========= ========
Segment                  4
assets
2005    $2,415,526      23,509    2,839,035  2,415,526     423,509  2,839,035
June 30,
2004    $ 2,411,152    412,133    2,823,285  2,411,152     412,133  2,823,285
        ==========     ========   =========  ==========   ========= ==========


5.    REDEEMABLE COMMON STOCK

    On July 1, 2002, the Company entered into an agreement ("MBL Agreement") with Medical & Biological Laboratories Co., Ltd. (MBL), a strategic partner and manufacturer of autoimmune diagnostic kits located in Nagoya, Japan under which the Company sold 880,282 shares, on a redeemable basis, of its $.001 par value common stock to MBL for gross proceeds of $500,000. Pursuant to the MBL Agreement, MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated or once it expires. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period ended March 31, 2005 which was the first date on which the put option could be exercised, and the expiration date of the distribution agreement between the Company and RhiGene, Inc. Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights. On March 31, 2005 we signed a new distribution and OEM Supply Agreement with MBL International, Inc., (MBLI), a wholly owned subsidiary of MBL, which will grant us non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea, and Taiwan. In addition, Corgenix and MBL are negotiating a new stock redemption agreement with MBL wherein, in principle, one-half (440,141) of the original redeemable shares were converted into a three year note payable with interest at prime (6% as of May 5, 2005) plus two percent with payments commencing June 1, 2005. The remaining 440,181 shares will be redeemable by the Company at $.568 per share as of June 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period June 1, 2005 through May 31, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares are expected to be extended one year to July 3, 2008 and will be re-priced with respect to their exercise price.


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

      Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income would have been decreased or net loss would have been increased to the pro forma amounts indicated as follows:


                                  Three   Three    Nine     Nine
                                 Months   Months   Months   Months
                                  Ended   Ended    Ended    Ended
                                 -----------------------------------
                             March 31, March 31,  March 31, March 31,
                             ---------------------------------------
                               2005     2004        2005     2004
                             ---------------------------------------

  Net      income      (loss)
    available    to    common
    stockholders as reported  $54,034  66,750   $(281,481) $(117,428)
  Deduct  total   stock-based
    employee     compensation
    expense  determined under
    fair-value   method   for
    all awards, net of tax    (10,679)(15,107)    (32,037)   (45,321)
                              ---------------------------------------
                              ---------------------------------------
  Net income (loss)
   available    to    common
   stockholders pro forma    $ 43,355 $51,643   $(313,518)  $(162,749)
                             =========================================
  Net income (loss) per
    share as reported           $0.01   $0.01     $(0.06)     $(0.02)
  Net income (loss) per
    share pro forma             $0.01   $0.01     $(0.06)     $(0.03)

    Fair value was determined using the Black Scholes option - pricing model. There were no stock options granted during the nine months ended March 31, 2005 and 2004.

    7.  NOTES PAYABLE

    Certain of the notes payable restrict the payment of dividends on the Company's common stock. Notes payable consist of the following at March 31, 2005 and June 30, 2004:

                                                 March 31,     June 30,
                                                   2005         2004
                                              ------------  ------------

    Bridge Note payable to
    Genesis Bioventures, Inc., net of            $259,116      $84,801
    discount of $210,884 and  $415,199.
    See discussion of terms below.

    Note payable to a bank, with interest at prime plus 2.75%
    (7.0% at June 30, 2004), due in monthly installments of principal and interest of $13,369 through January 2007, collateralized by commercial security agreements and a key man
    life insurance policy.                        266,174      369,351

    Variable Rate Loan payable to a bank, with interest at prime plus
    1.0% (minimum rate of 5.5%), due in monthly installments of principal and interest through January 2005. This loan payable is collateralized by accounts receivable and is an extension and conversion of a revolving credit agreement with the same bank which matured on March 31,
    2004. *
                                                   291,121      292,507

    Notes payable, unsecured, to former preferred stockholders, with interest at 17%, due on demand. At March 31, 2005 and June 30, 2004, the Company was in default on these notes.
                                                    60,774       61,774
                                                -----------  ------------
                                                   877,185       808,433

    Less current portion                          (696,020)     (569,988)
                                                -----------  ------------
          Notes payable, excluding
                current portion                   $181,165      $238,445
                                                ===========  ============
    * The variable note payable to a bank was due in full at January 31, 2005. The Company has not repaid the loan and has informed the Bank of the status of its current institutional financing. No demand for repayment has been made. It is the intention of the Company to pay the note in full with the proceeds from the current institutional financing, or alternatively to attempt to convert this loan to a term loan with a due date of three to five years. There is no assurance that the current institutional financing will be successful or, in the alternative, that the bank will agree to such terms in which case a near-term infusion of capital will be necessary to satisfy this note. Since the Company needs additional financing to meet our debt requirements, there is no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined.

    Aggregate maturities of notes payable by year, net of discount amount of $210,884, as of March 31, 2005, are as follows:

Years ending June 30:
  2005                        $  379,626
  2006                           364,462
  2007                           343,981
                              -----------
                              -----------
                                1,088,069
 Less unaccreted discount on
    Bridge Note                   210,884
                              -----------
                              -----------
 Net maturities               $  877,185

    The carrying values of notes payable approximate fair value based on their terms and floating market based interest rates.

           As described in Note 1, on March 24, 2004, Genesis advanced $500,000 to Corgenix, which is represented by the Bridge Note. As of March 31, 2005, the Company owed $470,000 on the Bridge Note. As a result of the termination of the Merger Agreement, the note has converted to a fixed two-year term note bearing interest at the prime rate in effect as of the date of termination of the Merger Agreement, or 5.25%. The note is fully-amortized over four semi-annual payments of principal and accrued interest, with the first payment expected to be due six months after the January 14, 2005 merger termination date; however, the note is convertible, at the election of Genesis, into Corgenix common stock at a conversion price of $.568 per share. The market value of the Company's stock was in excess of the potential conversion price at the date the note was executed, resulting in a beneficial conversion feature of approximately $660,000. As required by Emerging Issues Task Force Bulletin 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the entire proceeds of the Bridge Note were credited to additional paid-in capital. The Bridge Note was recorded net of a $500,000 discount, which is being accreted to interest expense over the expected term of the Bridge Note, using the effective interest method.

                                   Item 2.




                          CORGENIX MEDICAL CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


      The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.


      General


      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 73 products covering autoimmune disorders, cardiovascular diseases, and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that include contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

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


      Results of Operations


      Three Months Ended March 31, 2005 compared to 2004

      Net sales. Net sales for the quarter ended March 31, 2005 were approximately $1,445,000, a 6.6% increase from approximately $1,356,000 for the quarter ended March 31, 2004. Domestic sales decreased 0.8% while sales to international distributors increased 29.1% from year to year. With respect to the Company's major product lines, Phospholipids kit sales decreased 2.1% for the fiscal quarter, Coagulation kit sales decreased 1.5 %, HA kit sales increased 52.8%, primarily due to the timing of orders, and Autoimmune kit sales increased 102.7%. Additionally, OEM sales decreased 27.9%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2005.

      Cost of sales. Cost of sales, as a percentage of sales, increased to 35.2% in the quarter ended March 31, 2005 from 30.9% in 2004 primarily due to higher raw material costs associated with the new manufacturing format of the Company's main product line and the purchase of certain raw materials which were formerly manufactured in-house.

      Selling and marketing. Selling and marketing expenses increased 10.1% to approximately $361,000 in the quarter ended March 31, 2005 from approximately $328,000 in 2004. The majority of this increase involved increases in royalties, labor-related costs and other promotion related expenses.

      Research and development. Research and development expenses decreased 23.8% to approximately 147,000 in the quarter ended March 31, 2005 from approximately $193,000 for the quarter ended March 31, 2004. The majority of this decrease involved reductions in labor-related costs, consulting and laboratory supplies resulting from recently ended development projects and head-count reductions.

      General and administrative. General and administrative expenses decreased approximately $32,000 or 10.5% to approximately $274,000 in the quarter ended March 31, 2005 from approximately $306,000 for the quarter ended March 31, 2004, primarily due to decreases in merger-related expenses, outside services, and equipment lease expense.

    Interest expense. As mentioned in the Notes to Consolidated Financial Statements, the market value of the Company's stock had increased from the date of the letter of intent to the date the Bridge Note was executed, resulting in a beneficial conversion feature that was credited to equity, and an equal amount is being recognized as interest expense over the potential term of the Bridge Note, using the effective interest method. Interest expense increased 276.2% to approximately $79,000 in the quarter ended March 31, 2005 from approximately $21,000 for the quarter ended March 31, 2004 due primarily to the accretion of discount on the Bridge Note payable to Genesis.

      Accretion of discount on redeemable common stock. This item represents the accretion of the discount on redeemable common stock over the 33 month period from the date the stock was issued to the presently expected first date on which the related embedded put option may be exercised (March 31, 2005). The redeemable common stock was issued in July 2002.

      Nine Months Ended March 31, 2005 compared to 2004

      Net sales Net sales for the nine months ended March 31, 2005 were approximately $4,024,000, a 7.4% increase from approximately $3,745,000 for the nine months ended March 31, 2004. Domestic sales increased .6% while sales to international distributors increased 29.9% from year to year. With respect to the Company's major product lines, Phospholipids kit sales increased 0.9% for the current six month period, Coagulation kit sales increased 19.9 %, HA kit sales increased 33.6%, and Autoimmune kit sales increased 81.6%. Additionally, OEM sales decreased 9.7%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2005.

      Cost of sales. Cost of sales, as a percentage of sales, increased to 37.7% in the nine months ended March 31, 2005 from 35.7% in 2004 primarily due to higher raw material costs associated with the new manufacturing format of the Company's main product line, the purchase of certain raw materials which were formerly manufactured in-house.

      Selling and marketing. Selling and marketing expenses increased 12.6% to approximately $1,105,000 in the nine months ended March 31, 2005 from approximately $982,000 in 2003. The majority of this increase involved increases in royalties, labor-related costs and other promotion related expenses.

      Research and development. Research and development expenses decreased 21.5% to approximately $442,000 in the nine months ended March 31, 2005 from approximately $563,000 for the nine months ended March 31, 2004. The majority of this decrease involved reductions in labor-related costs, consulting and laboratory supplies resulting from recently ended development projects and head-count reductions.

      General and administrative. General and administrative expenses increased approximately $61,000 or 7.2% to approximately $907,000 in the nine months ended March 31, 2005 from approximately $846,000 for the nine months ended March 31, 2004, primarily due to increases in merger-related expenses, outside services and legal expense.

      Interest expense. Interest expense increased 289.9% to approximately $269,000 in the nine months ended March 31, 2005 from approximately $69,000 for the nine months ended March 31, 2004 due primarily to the accretion of discount on the Bridge Note payable to Genesis.

      Liquidity and Capital Resources

      The Company has $353,405 of cash at March 31, 2005 compared to $255,223 at March 31, 2004 and has not repaid a loan of $291,121 due on January 31, 2005. Cash provided by operating activities was $74,693 for the nine months ended March 31, 2005 compared to cash used in operating activities of $293,909 during the prior year's comparable period. This change compared to the year earlier period resulted primarily from an increase in operating income and an increase in accounts payable partially offset by an increase in inventories. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

      Net cash used in investing activities, the purchase of equipment, was $14,229 in the nine months ended March 31, 2005 compared to $3,370 for the year earlier period. The increase was mainly attributable to increased spending on refrigeration and manufacturing equipment and computers.

      Net cash used in financing activities amounted to $178,583 during the nine months ended March 31, 2005 compared to cash provided by financing activities of $440,640 for the year earlier period. This change compared to the year earlier period was primarily due to a substantial decrease in the proceeds from notes payable as a result of the Company's reduced borrowing capacity pursuant to restrictions imposed by its existing bank loan agreements.

      Historically, we have financed our operations primarily through long-term debt and by sales of common and preferred stock. Other than sales of stock to our employees through our Employee Stock Purchase Plan, no common or preferred stock was sold in the nine month periods ended March 31, 2005 or 2004.

      We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable decreased 2% to $817,134 at March 31, 2005 from $834,153 at March 31, 2004 primarily as a result the accelerated collection of certain accounts.

      Our future capital requirements will depend on a number of factors, including the ability to complete new equity or debt financing, the possible redemption of common stock, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been, cash raised from the private sale of redeemable common and common stock, the Bridge Note from Genesis, and long-term debt financing. Since the Takeout Financing and the planned merger with Genesis did not occur, and if we are required to repurchase our redeemable common stock or repay our variable rate bank note, we will need to implement new expense reductions and seek new debt agreements and/or sell additional equity securities in fiscal year 2005 to generate additional operating capital, to develop the markets and obtain the regulatory approvals for our products in the United States, and to pursue all of our strategic objectives. As a result, the Company announced in January 2005 the engagement of Ascendiant Securities for investment banking services. Specifically, Ascendiant and the Company are in the midst of pursuing an institutional private placement which, if consummated, will include convertible debt and the Company's common or preferred stock. The variable note payable to a bank was due in full at January 31, 2005. The Company has not repaid the loan nor have we had any discussions with the bank since early January. It is the intention of the Company to pay the note in full with the proceeds from the current institutional financing, or alternatively to attempt to convert this loan to a term loan with a due date of three to five years. There is no assurance that the current institutional financing will be successful, or in the alternative, that the bank will agree to such terms in which case a near-term infusion of capital will be necessary to satisfy this note. Since the Company needs additional financing to meet our debt requirements, there is no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business. We believe that our current availability of cash, working capital, future proceeds from the issuance of common or preferred stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months. Management believes that the successful completion of an equity or debt financing, referred to above, will be necessary to meet the Company's expected debt service. However, as stated above, additional financing cannot be assured. The effects on the financial statements of not obtaining suitable financing cannot be determined.

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

      Certain factors that could cause actual results to differ materially from those expected include the following:

      Merger-related charges were incurred.

      Corgenix estimates that, in pursuing the proposed merger with Genesis, the company has thus far incurred approximately $100,000 in certain merger-related expenses consisting of legal, accounting fees, valuation, and other related charges. The foregoing amounts are preliminary estimates and the actual amounts may be higher or lower. In addition, these merger-related expenses are, per verbal agreement with Genesis, to be shared equally with Genesis and thus, approximately half of said expenses would be reimbursed by Genesis or offset against the Bridge Note. Corgenix and Genesis are currently discussing the details of such expense sharing and the management of Corgenix expects that the amounts due from Genesis will be offset against the amount due on the Bridge Note.

      We continue to incur losses and the Company requires additional financing.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $5,135,248 and there can be no assurance that we will be able to generate positive cash flows or raise the necessary capital to fund our operations in the future or to pursue our strategic objectives. The variable note payable to a bank was due in full at January 31, 2005. The Company has not repaid the loan nor have we had any discussions with the bank since early January. It is the intention of the Company to pay the note in full with the proceeds from the current institutional financing, or alternatively to attempt to convert this loan to a term loan with a due date of three to five years. There is no assurance that the current institutional financing will be successful or, in the alternative, that the bank will agree to such terms in which case a near-term infusion of capital will be necessary to satisfy this note. We believe that our current availability of cash, working capital, future proceeds from the issuance of common or preferred stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months. Since the Company needs additional financing to meet our debt requirements, there is no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business. The effects of such actions on our financial statements cannot be determined.

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


Item 2.    Changes in Securities and Use of Proceeds


       None

Item 3.    Defaults Upon Senior Securities


           The variable note payable to a bank was due in full at January 31, 2005. The Company has not repaid the loan and has informed the Bank of the status of its current institutional financing. No demand for repayment has been made. It is the intention of the Company to pay the note in full with the proceeds from the current institutional financing, or alternatively to attempt to convert this loan to a term loan with a due date of three to five years. There is no assurance that the current institutional financing will be successful or, in the alternative, that the bank will agree to such terms in which case a near-term infusion of capital will be necessary to satisfy this note. Since the Company needs additional financing to meet our debt requirements, there is no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. The effects on the financial statements of not obtaining suitable financing cannot be determined.



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

10.8 Employment Agreement dated April 1, 2001 between Douglass T. Simpson and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.9 Employment Agreement dated April 1, 2001 between Ann L. Steinbarger and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.10 Employment Agreement dated April 1, 2001 between Taryn G. Reynolds and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.11 Employment Agreement dated April 1, 2001 between Catherine (O'Sullivan) Fink and the Company, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.14 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.
10.15 Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.
10.16 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds, filed with the Company's Form 10-KSB, and incorporated herein by reference.
10.17 Employment Agreement dated March 1, 2001 between William H. Critchfield and the Company, filed with the Company's filing on Form 10-QSB for the fiscal quarter ended March 31, 2001.
10.19 Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.20 License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.23 Amended and Restated 1999 Incentive Stock Plan filed with the Company's filing of Proxy Statement Schedule 14A Information, and incorporated herein by reference.
10.24 Amended and Restated Employee Stock Purchase Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information, and incorporated herein by reference.
10.28 Warrant Agreement dated October 11, 2001, between Phillips V. Bradford and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.29 Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.30 Underlease Agreement dated October 3, 2001 between G.V. Calen, A.G. Pirmohamed and Corgenix UK, Ltd,. filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.31 Distribution Agreement and OEM Agreement dated March 14, 2002 between RhiGene, Inc., and the Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.
10.32    License Agreement dated October 19, 2004 between McMaster
         University, Creative Clinical Concepts, Inc., and the
         Company.
21.1 Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998.
31.1*    Certification pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002.
31.2*    Certification pursuant to section 302 of the
         Sarbanes-Oxley Act of 2002
32.1* Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification by Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed Herewith
---------------------------------------
      (b)  Reports on Form 8-K.

1. Form 8-K filed March 14, 2005 Changes in Accountant

2. Form 8-K/A filed March 22, 2005 Changes in Accountant

3. Form 8-K/A filed April 13, 2005 Changes in Accountant

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

I, Douglass T. Simpson, Chief Executive Officer and President, certify that:

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

Date:  May 11, 2005


/S/Douglass T. Simpson
Chief Executive Officer and President

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

Date:  May 11, 2005


/S/William H. Critchfield
Chief Financial Officer

                                                                 Exhibit 32.1


                                  CERTIFICATION
             PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                              UNITED STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), I Douglass T. Simpson, Chief Executive Officer and President of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

               (i) the 10-QSB Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (ii) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    May 11, 2005





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


/S/ Douglass T. Simpson
 Chief Executive Officer and President

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


           Dated:    May 11, 2005





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



                                    CORGENIX MEDICAL CORPORATION



May 11, 2005                     By:/s/ Douglass T. Simpson
                                    Douglass T. Simpson
                                    Chief Executive Officer and President