Form 10KSB/A
period 2004-06-30
CORGENIX MEDICAL CORP/CO
filed 2005-08-01
CIK 1063665

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-24541

CORGENIX MEDICAL CORPORATION
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-1223466 (I.R.S. Employer Identification No.)
12061 Tejon Street, Westminster, Colorado 80234 (Address of principal executive offices, including zip code)
(303) 457-4345 (Issuer's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        The issuer's revenues for its most recent fiscal year were: $5,162,924. The aggregate market value of the voting stock held by non-affiliates of the issuer was $1,040,586 as of June 30, 2004. The number of shares of Common Stock outstanding was 5,324,818 as of October 11, 2004.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

EXPLANATORY NOTE

        This amendment on Form 10-KSB/A is being filed in order to amend the disclosure in Item 8A of Corgenix Medical Corporation's (the "Company", "Corgenix", "we" or "our") Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, as originally filed with the Securities and Exchange Commission on October 13, 2004.

PART II

Item 8A. Controls and Procedures.

        Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Exchange Act and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

        Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART III

Item 1. Index to Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Douglass T. Simpson pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of William H. Critchfield pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION
By:	/s/ Douglass T. Simpson President and Chief Executive Officer
July 26, 2005