Form 10KSB
period 2005-06-30
CORGENIX MEDICAL CORP/CO
filed 2005-09-22
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were: $5,564,835 The aggregate market value of the voting stock held by non-affiliates of the issuer was $1,650,978 as of June 30, 2005.

The number of shares of Common Stock outstanding was 8,587,390 as of September 22, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes|_| No |X|

Transitional Small Business Disclosure Format.     Yes |_|     No |X|

                                     PART I

Item 1.  Description of Business.

      Certain terms used herein are defined in the Glossary that follows at the end of Part I.

Company Overview

       Corgenix Medical Corporation, which we refer to as Corgenix or the Company, is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. We currently sell 51 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. In the United States and the United Kingdom, we sell directly to these customers. Elsewhere in the world, we primarily sell to independent distributors that in turn sell to the laboratories.

      Our corporate headquarters is located in Westminster, Colorado. We have two wholly owned operating subsidiaries:

o Corgenix, Inc. (formerly REAADS Medical Products, Inc.), established in 1990 and located in Westminster, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America, and also executes product development, product support, clinical and regulatory affairs, and product manufacturing.

o Corgenix (UK) Ltd incorporated in the United Kingdom in 1996 (formerly REAADS Bio-Medical Products (UK) Limited), and located in Peterborough, England. Corgenix UK manages our international sales and marketing activities except for distribution in North America, which is under the responsibility of Corgenix, Inc. We continue to use the REAADS trademark and trade name in the sale of products that we manufacture.

Recent Developments

      On October 15, 2004 the Company and Genesis Bioventures, Inc. (which we refer to as GBI or Genesis) a biomedical development company focused on the development of diagnostic tests signed an amendment to the May 21, 2004 Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), extending the closing date for the proposed merger to on or before February 28, 2005. The extension was executed in the form of Amendment No. 1 (the "Amendment") to the Merger Agreement, a copy of which was filed on Form 8-K on October 20, 2004.

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

      As previously disclosed, on January 14, 2005 Corgenix terminated the Merger Agreement with Genesis due to the lack of progress towards the completion of the $6.0 million merger-related financing and the expiration of key dates within the Merger Agreement (as amended).

      The Company entered into agreements on May 19, 2005, for a private placement financing with certain institutional and accredited investors, including Truk International Fund, LP, Truk Opportunity Fund, LLC and DCOFI Master LDC, representing potential gross proceeds to the Company of up to $5,135,000.

      The private placement included $3,420,000 in aggregate principal amount of Secured Convertible Term Notes due 2008, of which $2,420,000 was funded at closing. The remaining $1,000,000 is issuable by the Company upon the satisfaction of certain conditions contained in the transaction agreements. Of the amount funded at closing, $250,000 is held in a restricted cash account. However, that amount will be released if the Company's common stock trades a minimum daily value of $25,000 at an average closing price per share of $0.40 or greater for 22 consecutive trading days. The private placement also provided for up to $1,500,000 in subsequent debt funding through an additional investment right exercisable by the investors, in their sole discretion, for up to 270 days following the closing. We also sold 860,000 shares of restricted common stock, at $0.25 per share. Together with the notes and common stock, we also issued warrants to acquire approximately 7,700,000 shares of the Company's common stock, 6,840,000 of which were issued to the Debt Investors and 860,000 of which were issued to the purchasers of our common stock. On June 23, 2005, as the final part of this financing, an additional 400,000 shares of restricted common stock and 400,000 warrants were issued under identical terms as noted above.

      The interest rate on the Secured Convertible Term Notes is the greater of
(i) prime rate plus 3% or (ii) 12%, except for the portion of the note proceeds that is held in the restricted cash account, which amount accrues interest at the prime rate. However, (i) if the Company has registered the shares of common stock underlying the term notes and the warrants, and that registration is declared effective, and (ii) the market price of the common stock for the five consecutive trading days preceding the last business day of each month exceeds the conversion price (as adjusted) by 25%, then the interest rate for the next calendar month is reduced by 25 basis points for each incremental 25% increase in the market price above the fixed conversion price. As of the date of this filing, the shares underlying the notes and warrants have been registered.

      The principal amount of each Secured Convertible Term Note is divided into three categories - Amortizing Principal Amount, Non-Restricted Non-Amortizing Principal Amount, and Restricted Non-Amortizing Principal Amount. Amortizing payments of the Amortizing Principal Amount begin on November 1, 2005 and such payments are due on the first day of each month until the amount is paid in full. The Non-Amortizing Principal Amount and the Restricted Non-Amortizing Principal Amount, together with any unpaid Amortizing Principal Amount and accrued but unpaid interest or fees, are due on May 19, 2008 (the maturity date), unless sooner paid. Interest payments on all three amounts began June 1, 2005, and such interest payments are due on the first day of each subsequent month.

      The Secured Convertible Term Notes may be prepaid, but any prepayment must be 125% of the portion of the principal amount to be prepaid, together with accrued but unpaid interest thereon and any other sums due. The holders of the Secured Convertible Term Notes may accelerate all sums of principal, interest and other fees then remaining unpaid upon the occurrence of an event of default, as defined in the form of note, beyond any applicable grace period. In the event of such acceleration, the amount due and owing the holder shall be 125% of the outstanding principal amount (plus accrued and unpaid interest and fees, if any). As part of the financing terms, a blanket lien now covers all of the Company's assets.

      The number of shares of common stock to be issued upon conversion of a Secured Convertible Term Note is determined by dividing that portion of the principal amount, interest and fees to be converted by the then applicable conversion price, which is initially set at $0.30. The conversion price may be adjusted to account for certain events, such as stock splits, combinations, dividends and share issuances below the then current conversion price.

      The conversion right of the Secured Convertible Term Notes contains a limitation. The holder will not convert an amount that would be convertible into that number of conversion shares which, when added to the number of shares of common stock beneficially owned by such holder or issuable if the holder exercised one or more of its warrants, immediately prior to conversion, would exceed 4.99% of the Company's issued and outstanding common stock.

      As noted above, the Company also issued warrants to acquire approximately 7,700,000 shares (exclusive of placement agent warrants) of the Company's common stock. The warrants are exercisable for seven years from the date of issuance at an exercise price of $0.23 per share. The exercise price is also subject to adjustment upon the occurrence of certain specified events, including issuance of additional shares of common stock or subdivision or combining of shares of common stock.

      The private placement also included a registration rights agreement pursuant to which the Company agreed to file a registration statement on Form SB-2, as represented hereby, covering the shares of common stock issuable upon the exercise of the warrants issued to the debt investors or the conversion of the Secured Convertible Term Notes. The registration statement was declared effective on August 2, 2005.

      Certain officers, directors and significant shareholders entered into lockup agreements whereby they agreed not to sell, offer, contract or grant any option to sell, pledge, transfer, establish an open "put equivalent position" or otherwise dispose of their shares of the Company's common stock, or any securities exchangeable or convertible into common stock, for a period of six months from the effective date of the initial registration statement covering shares of Common Stock which may be acquired by the investors in connection with the transaction. The lockup agreements will expire on February 2, 2006.

      With the private placement described above, the Company has refinanced $1,016,196 of existing debt, including loans from Vectra Bank, SBA and Genesis Bioventures, Inc., which are described immediately below, and plans to use the balance of the net proceeds, after transaction fees and expenses, for key strategic initiatives, working capital and other general corporate purposes.

      On March 24, 2004, Genesis advanced $500,000 to Corgenix, which is represented by a promissory note that we refer to as the Bridge Note. As of May 19, 2005, the Company owed $470,000 on the Bridge Note, less offsets of approximately $50,000. As a result of the termination of the Genesis Merger Agreement, the note converted to a fixed two-year term note bearing interest at the prime rate in effect as of the date of termination of the Merger Agreement, or 5.25%. The note was to be fully-amortized over four semi-annual payments of principal and accrued interest; the note was also convertible, at the election of Genesis, into Corgenix common stock at a conversion price of $.568 per share.

      The market value of the Company's stock had increased from the date of the letter of intent to the date the Bridge Note was executed, resulting in a beneficial conversion feature that was credited to equity, and an equal amount was recognized as interest expense over the term of the Bridge Note, using the effective interest method. As stated above, as part of the Private Placement, the Bridge Note was purchased from Genesis by the Private Placement investors, and the net amount owing of $420,000 became part of the $2,420,000 funded at closing and owing on the Secured Convertible Term Notes. As a consequence of the purchase by the Private Placement investors of the Genesis note, the unaccreted discount on the Bridge Note was written off and charged to Loss on Extinguishment of Debt.

      Immediately prior to the private placement, the Company had a variable rate note payable to a bank in the amount of approximately $295,000 which had been due in full at January 31, 2005. This variable rate note payable was paid in full out of the proceeds of the private placement.

Our Business

      Introduction

      Our business includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We sell 51 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. We have developed and we manufacture most of our products at our Colorado facility, and we purchase what we refer to as OM Products from other healthcare manufacturers for resale by us. All of these products are used in clinical laboratories for the diagnosis and/or monitoring of three important areas of health care:

o Autoimmune disease (diseases in which an individual creates antibodies to one's self, for example systemic lupus erythematosus ("SLE") and rheumatoid arthritis ("RA");

o Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion); and

o Liver diseases (fibrosis, cirrhosis and transplanted organ rejection).

      In addition to our current products, we are actively developing new laboratory tests in other important diagnostic testing areas. See "-- Other Strategic Relationships." We manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as Instrumentation Laboratories, Helena Laboratories and Diagnostic Grifols, S.A.

      Most of our products are based on our patented and proprietary application of Enzyme Linked ImmunoSorbent Assay or ELISA technology, a clinical testing methodology commonly used worldwide. Most of our current products are based on this platform technology in a delivery format convenient for clinical testing laboratories. The delivery format, which is referred to as "Microplate," allows the testing of up to 96 samples per plate, and is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories. The availability and broad acceptance of ELISA Microplate products reduces entry barriers worldwide for our new products that employ this technology and delivery format. Our products are sold as "test kits" that include all of the materials required to perform the test, except for routine laboratory chemicals and instrumentation. A test using ELISA technology involves a series of reagent additions into the Microplate, triggering a complex immunological reaction in which a resulting color occurs. The amount of color developed in the final step of the test is directly proportional to the amount of the specific marker being tested for in the patient or unknown sample. The amount of color is measured and the results calculated using routine laboratory instrumentation. Our technology specifies a process by which biological materials are attached to the fixed surface of a diagnostic test platform. Products developed using this unique attachment method typically demonstrate a more uniform and stable molecular configuration, providing a longer average shelf life, increased accuracy and superior specificity than the products of our competitors.

      Some of the OM products which we obtain from other manufacturers and sell through our distribution network utilize technologies other than our patented and proprietary ELISA technology.

      Our diagnostic tests are intended to aid in the identification of the causes of illness and disease, enabling a physician to select appropriate patient therapy.

      Internally and through collaborative arrangements, we are developing additional products that are intended to broaden the range of applications for our existing products and to result in the introduction of new products.

      Since 1990, our sales force and distribution partners have sold over 12 million tests worldwide under the REAADS and Corgenix labels, as well as products sold under other manufacturers' labels, referred to as OEM products. An integral part of our strategy is to work with corporate partners to develop market opportunities and access important resources. We believe that our relationships with current and potential partners will enable us to enhance our menu of diagnostic products and accelerate our ability to penetrate the worldwide markets for new products.

      We currently use the REAADS and Corgenix trademarks and trade names in the sale of the products which we manufacture. These products constitute the majority of our product sales.

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

      Strategy

      Our primary objective is to apply our proprietary ELISA technology to the development and commercialization of products for use in a variety of markets. Our strategies for achieving this objective include the following:

o Apply our ELISA Technology to Additional Diagnostic Markets. We have focused our resources on development of highly accurate tests in the Microplate format for sale to clinical testing laboratories. We believe we can expand our market focus with the addition of new tests that are complementary to the current product line. In fiscal 2005 we completed or made significant progress in the product development programs of several diagnostic products:
            -an ELISA product for Anti-Polymer Antibodies used to detect antibodies to polymers, which is present in a high percentage of patients suffering from fibromyalgia
             -an ELISA assay to measure analytes in the urine to assess aspirin resistance useful in the prevention of cardiac disease
             -three ELISA assays to measure Oxidized LDL, combined with B2GPT to assess risk of developing arterial thrombosis and atherosclerosis.

o Leverage Sales and Marketing Resources. We maintain a small marketing and sales organization, which is experienced in selling diagnostic tests into the laboratory market. We plan to expand this sales organization, adding distribution channels where appropriate. We will also plan to expand our product menu with more high value, quality products through internal development, acquisition or licensing of complementary products and technologies.
            -In fiscal 2005 we restructured our US sales organization to better focus on sales for future products, and plan to continue adding new sales headcount in fiscal 2006.
            -In fiscal 2006 we plan to add additional sales and marketing management in our European organization.

o Continue to Develop Strategic Alliances to Leverage Company Resources. We have developed, and will continue to pursue, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage our technology, expand our product menu and maximize the use of our sales force.
            -In fiscal 2005 we made significant advances on several existing partnership programs, and have identified several new opportunities for fiscal 2006.

o Pursue Synergistic Product and/or Technology Acquisitions. We intend to proactively evaluate strategic acquisitions of companies, technologies and product lines where we identify a strategic opportunity to expand our core business while increasing revenues and earnings from these new technologies. Any acquisition of such synergistic products and/or technologies will, of necessity, depend on the availability to the Company of adequate financial resources to do so.
            -In fiscal 2005 we identified several acquisition opportunities which, following the successful financing, we will actively pursue in fiscal 2006.

o Expand into Additional Market Segments for Existing Products. We intend to investigate additional market opportunities for both clinical and research applications of our existing products.
            -Several of our products are already being sold into new market areas, and the current strategic programs have all been selected due to their potential opportunities to provide us access to more significant markets

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

      Autoimmune Disease Products

       Our ELISA Autoimmune Disease Product line consists of twenty-one products, including tests for antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO, PR3, Thyroglobulin, LKM-1, anti Ribosomal P, BP-180, DSG-1, DSG-3, anti-polymer antibodies and thyroid peroxidase. In the fiscal year ended June 30, 2005, these products represented approximately 2.4%of our total product sales.

      We manufacture two of these products; the remainder are manufactured for us by other companies and sold by us through our distribution network. The products are used for the diagnosis and monitoring of autoimmune diseases including RA, SLE, Mixed Connective Tissue Disease, Sjogren's Syndrome, Dermatopolymyositis and Scleroderma.

      These autoimmune disease products are formatted in the ELISA Microplate format, and are differentiated from the competition by their user convenience. Historically, diagnostic tests utilized antiquated technologies that presented significant limitations for the clinical laboratory environment, including greater labor requirements and the need for a subjective interpretation of the results. Our ELISA autoimmune tests overcome these technology shortfalls, permitting a clinical laboratory to automate its tests, lowering the laboratory's labor costs as well as providing objectivity to test result interpretation.

      Vascular Disease; Antiphospholipid Antibody Testing Products

      We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2005 represented approximately 53% of our total product sales. These include: aCL IgG, aCL IgA, aCL IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-(beta)2-Glycoprotein I ("a(beta)2GPI") IgG, a(beta)2GPI IgA, and a(beta)2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

      ELISA technology is typically used to measure the antibodies directed against membrane anionic phospholipids (i.e., negatively charged molecules such as cardiolipin and phosphatidylserine) or their associated plasma proteins, predominantly beta-2 glycoprotein 1). Antiphospholipid antibodies are associated with the presence of both venous and arterial thrombosis (clotting), thrombocytopenia (low platelet count that can result in bleeding), and recurrent miscarriage. These autoantibodies are frequently found in patients with systemic lupus erythematosis (SLE), Lupus and other autoimmune diseases, as well as in some individuals with no apparent previous underlying disease.

      These antibodies are also found in patients with antiphospholipid syndrome, an important medical condition with serious clinical manifestations such as chronic and recurrent venous (deep vein) thrombosis, as well as arterial thromboembolic disease including heart attacks, strokes and pulmonary embolism. Thrombocytopenia has been attributed to the temporary removal of platelets from circulation during a thrombotic episode (clot formation).

      Vascular Disease: Bleeding/Clotting Risk Factors

      We market twenty tests for bleeding and clotting risk factors. We manufacture five products, and fifteen others are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, PIFA (HIT/PF4 rapid assay) and Collagen Binding Assay. Corgenix UK also distributes twelve OM products for routine coagulation testing.

      These products are useful in the diagnosis of certain clotting and bleeding disorders including von Willebrand's Disease (Hemophilia B).

      Hemostasis (the normal stable condition in which there is neither excessive bleeding nor excessive clotting) is maintained in the body by the complex interaction of the endothelial cells of blood vessels, coagulation cells such as platelets, coagulation factors, lipids (cholesterol) and antibodies (autoantibodies). All play important roles in maintaining this hemostasis. In clinical situations in which an individual demonstrates excessive clotting or bleeding, a group of laboratory tests is typically performed to assess the source of the disorder using the products that we market.

      Liver Disease Products

      We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format. The product was distributed through the Chugai distribution network in Japan from 1996 to 2002, and distributed through Corgenix UK in the United Kingdom since 1998. On June 30, 2001, we signed a license agreement with Chugai whereby we have co-exclusive rights to manufacture and market the HA product worldwide except for Japan. See "-- Chugai (Fujirebio) Strategic Relationship."

      Hyaluronic Acid is a component of the matrix of connective tissues, found in synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and leaks into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease, particularly Hepatitis C, due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement.

      In the fiscal year ended June 30, 2005, the HA test represented approximately 13.2% of our total product sales.

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

      Our technology results in products generally demonstrating performance characteristics that exceed those of competitive testing procedures. Many testing laboratories worldwide subscribe to external quality control systems or programs conducted by independent, third-party organizations. These programs typically involve the laboratory receiving unknown test samples on a routine basis, performing certain diagnostic tests on the samples, and providing results of their testing to the third party. Reports are then provided by the third party that tells the testing laboratory how it compares to other testing laboratories in the program. Several of our products are included in laboratory surveys periodically conducted by unaffiliated entities, and our products routinely demonstrate good performance and/or reproducibility when compared to other manufacturers included in such survey. Examples of such surveys include the College of America Pathologists (CAP) survey and the UKNEQAS (UK National External Quality Assessment Service).

      Our products typically require less hands-on time by laboratory personnel as compared to most other ELISA assays and provide an objective, quantitative or semi-quantitative interpretation to improve and standardize the clinical significance of results. We believe that our proprietary technology will continue to be the mainstay for our future diagnostic products. Most of the products in development will incorporate our basic technology.

      Additional technologies may be required for some of the newly identified tests. We believe that, in addition to internal expertise, most technology and delivery system requirements would be available through joint venture or licensing arrangements or through acquisition.

      Delivery Systems

      Most of our current products employ the Microplate delivery system using ELISA technology. This format is universally accepted in clinical laboratory testing and requires routine equipment currently available in most clinical labs.

      Sales and Marketing

      We primarily market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in the United States through sales representatives (both employees and contract sales representatives).

      Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, The Netherlands, Norway, Paraguay, Peru, Portugal, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and Uruguay. We are continually seeking opportunities which will provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets. Either the Company or the respective distributor, given the occurrence of certain events, has the right, by giving written notice to the other party, to terminate the distribution agreement. We have also established private label product agreements with several United States and European companies. We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate. For the fiscal year ended June 30, 2005, international sales represented approximately 26.9% of the Company's total sales.

      We have an active marketing and promotion program for our diagnostic testing products. We publish technical and marketing promotional materials, which we distribute to current and potential customers. We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals.


      Manufacturing

       The manufacturing process for our products utilizes a semi-automated production line for the manufacturing, assembly and packaging of our ELISA Microplate products. Our current production capacity is 20,000 tests per day with a single eight-hour shift. Since 1990, we have successfully produced over 12 million tests in our Westminster, Colorado facility, and we expect that current manufacturing capability will be sufficient to meet expected customer demand for the foreseeable future.

       Our manufacturing operations are fully integrated and consist of raw material purification, reagent and Microplate processing, filling, labeling, packaging and distribution. We have considerable experience in manufacturing our products using our proprietary technology. We expect increases in the demand for our products and have prepared plans to increase our manufacturing capability to meet that increased demand. We also maintain an ongoing investigation of scale-up opportunities for manufacturing to meet future requirements. We anticipate that production costs will decline as more products are added to the product menu in the future, permitting us to achieve greater economies of scale as higher volumes are attained. We have registered our facility with the FDA.

      Quality System Regulations Requirements For Our Products

       In April 1999, we received ISO 9001: 1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002 received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America. We have been re-certified annually since 2002. In fiscal 2006 we will be audited for certification to ISO 13485:2003.

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

      The majority of raw materials and purchased components used to manufacture our products are readily available. We have established good working relationships with primary vendors, particularly those that supply unique or critical components for our products. We mitigate the risk of a loss of supply by maintaining a sufficient inventory of antibodies and critical components to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for all critical raw materials and believe that we can substitute a new supplier with regard to any of these components in a timely manner. However, there can be no assurances that we will be able to substitute a new supplier in a timely manner, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

      Approximately 27% of our product revenues are derived from sales outside of the United States. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have "CE" marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

      Since 1990, we have entered into several contract manufacturing agreements with other companies whereby we manufacture specific products for the partner company. We expect to continue investigating and evaluating opportunities for additional agreements.

      Chugai (Fujirebio) Strategic Relationship

      The relationship between Corgenix and Chugai Diagnostics Science Co., Ltd. was established in June 1993. In September 2002, Chugai was merged into Fujirebio, Inc., a large Japanese Company based in Tokyo, Japan. Currently, except for the ongoing HA License Agreement described below, there are no sales to or operations related to Fujirebio.

      HA License Agreement. On June 30, 2001, Corgenix and Chugai executed a license agreement, which we refer to as the HA License Agreement, with Chugai Diagnostic Science, Co., Ltd., a Tokyo based pharmaceutical company that subsequently merged into Fujirebio, Inc., a large Japanese Diagnostic company based in Tokyo and a leader in the field of immunoserology. Corgenix was granted co-exclusive worldwide rights to manufacture and market the HA product (except for Japan). The HA License Agreement is initially for a five-year period with certain extension rights. The HA License Agreement establishes certain performance requirements for Corgenix, and provides early cancellation of exclusivity if Corgenix does not meet those performance goals. The HA License Agreement is the only international distribution right currently granted by Chugai to Corgenix, and was formally assumed by Fujirebio.

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

      In furtherance of the foregoing strategies, we maintain a revenue-producing strategic relationship with Medical & Biological Laboratories Co., Ltd., or MBL. MBL is a medical diagnostic company located in Nagoya, Japan. In March 2002 we signed a distribution agreement with RhiGene, Inc., a Des Plaines, Illinois based company which was a wholly owned subsidiary of MBL, which granted us exclusive rights to distribute RhiGene's complete diagnostic line of autoimmune testing products in North and South America. The arrangement also provided us with rights to certain other international markets. In July 2002, MBL made a $500,000 strategic investment in the common stock of our Company. As part of the investment agreement, MBL has warrants to purchase additional shares of our common stock for a total potential investment of $1,000,000. On March 31, 2005 our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc. ("MBLI"), a wholly owned subsidiary of MBL, which grants us non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan. In addition, on August 1, 2005 Corgenix and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141 of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (6% as of June 13, 2005) plus two percent with payments commencing before September 1, 2005. The shares being exchanged for the promissory note will be returned to the Company quarterly as payments are made on the promissory note. The remaining 440,141 shares will be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

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

      Research and Development

      We direct our research and development efforts towards development of new products on our proprietary platform ELISA technology in the Microplate format, as well as applying our technology to automated laboratory testing systems. In that regard, we have organized our research and development effort into three major areas: (i) new product development, (ii) technology assessment, and (iii) technical and product support.

      Our technical staff evaluates the performance of reagents (prepared internally or purchased commercially), creates working prototypes of potential products, performs internal studies, participates in clinical trials, manufactures pilot lots of new products, establishes validated methods that can be manufactured consistently, creates documentation required for manufacturing and testing of new products, and collaborates with our quality assurance department to satisfy regulatory requirements and support regulatory clearance. They are responsible for assessing the performance of new technologies along with determining the technical feasibility of market introduction, and investigating the patent / license issues associated with new technologies.

      Our technical staff is responsible for supporting current products on the market through scientific investigation, and is responsible for design transfer to manufacturing of all new products developed. They assess the performance and validate all externally-sourced products in order to confirm that these products meet our performance and quality standards.

      The technical staff includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. We maintain facilities to support our development efforts at the Westminster, Colorado headquarters. Group leaders are also skilled in planning and project management under FDA-mandated design control. See "-- Regulation."

      During fiscal 2005 and 2004, we spent $613,000 and $738,000, respectively, for research and development. The decrease was primarily attributable to increased payroll-related costs and purchases related to additional research and development contract work. We expect research and development spending to increase during 2006. Research and development contract revenue (specific product development programs funded by a strategic partner) amounted to $75,321 and $211,935 for the 2005 and 2004 fiscal years ended June 30.

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

      Vascular Disease Testing Products

      We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. For the past two years we have been developing products in the area of Oxidized LDL, a technology that assesses arterial thrombosis and atherosclerosis. Our technology, which we have trademarked "AtherOx," has the potential to significantly alter the standard of lipoprotein testing and cardiovascular risk assessment. Product development for three products has been completed, and the products launched into the international markets. We expect to file applications with the FDA in fiscal 2006. See "-- Regulation."

      Fibromyalgia

      We are in the final development and regulatory submission stages for a unique assay for testing patients with fibromyalgia. The assay detects antibodies to polymers, which are present in a high percentage of patients suffering from fibromyalgia, also referred to as "chronic pain syndrome." We expect, along with Autoimmune Technologies, LLC, our strategic partner, to complete clinical studies early in fiscal 2006 and file a pre-market approval application with the FDA in late fiscal 2006.

      Aspirin Resistance

      We have established a strategic collaboration with Creative Clinical Concepts, Inc. ("CCC") and McMaster University in the development of an assay to assess aspirin resistance which may prove to be very useful in the prevention of cardiac disease. We expect to file applications with the FDA for this product, trademarked "AspirinWorks" in fiscal 2006.

     Competition

      Competition in the human medical diagnostics industry is significant. Our competitors range from development stage diagnostics companies to major domestic and international pharmaceutical and biotechnology companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than we do. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors. The diagnostics industry continues to experience significant consolidation in which many of the large domestic and international healthcare companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. However, competition in diagnostic medicine remains highly fragmented, with no company holding a dominant position in autoimmune or vascular diseases. There can be no assurance that new, superior technologies will not be introduced that could be directly competitive with or superior to our technologies.

      Our competitors include Inova Diagnostics, Inc., DIASORIN, Diagnostica Stago, American Bioproducts, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Hemagen Diagnostics, The Binding Site and IVAX Diagnostics (Diamedix). We compete against these companies on the basis of product performance, customer service, and to a lesser extent, price.

      Patents, Trade Secrets and Trademarks

      The REAADS Technology Patent. We have built a strong patent and intellectual property position around our proprietary application of ELISA technology, which is used in a majority of our existing products. We hold one United States patent (Lopez, et al. "method and diagnostic test kit for detection of anti-dsdna antibodies") which covers the critical manufacturing step in the majority of our existing ELISA products. This patent expires in 2010.

      The Hyaluronic Acid Technology Patents. The HA product is protected by U.S., Japanese and European patents held by Chugai (Fujirebio). As part of the agreements with Chugai and assumed by Fujirebio, we have a license to use the Chugai patents to manufacture this product for worldwide distribution, and marketing rights worldwide except Japan. See "-- Chugai (Fujirebio) Strategic Relationship."

      The AtherOx Technology Patents. Through a Japanese collaboration, we have exclusive worldwide rights (except Japan) for the clinical testing market using the unique AtherOx technology. To date we have one United States Patent, and have several US and European patents pending.

      The Antipolymer Antibody Patents. The antipolymer (APA) assay which we have developed and are marketing worldwide in collaboration with our strategic partner Autoimmune Technologies, LLC, is covered by an extensive group of worldwide patents and patents pending owned by Tulane University, which has granted Autoimmune Technologies exclusive worldwide rights.

      Aspirin Resistance Technology Patents. Products in development with our strategic partner Creative Clinical Concepts, Inc., are covered by an extensive group of worldwide patents pending owned by McMaster University which has granted Corgenix and Creative Clinical Concepts exclusive worldwide rights.

      Patent applications in the United States are maintained in secrecy until patents are issued. There can be no assurance that our patent, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In fiscal 2005 the Company did not incur any costs to defend our patents. See "Part II. Item 6. Management's Discussion and Analysis -- Forward-Looking Statements and Risk Factors -- Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

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

      The majority of our product sales, approximately 90% for the fiscal year ended June 30, 2005 and 85% in fiscal 2004, were products that utilized our proprietary technology and marketed under our REAADS trademark.

      Regulation

      The testing, manufacturing and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and foreign regulatory agencies. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices, which includes diagnostic products. We are limited in our ability to commence marketing or selling any new diagnostic products in the United States until clearance is received from the FDA. In addition, various foreign countries in which our products are or may be sold impose local regulatory requirements. The preparation and filing of documentation for FDA and foreign regulatory review can be a lengthy, expensive and uncertain process.

      In the United States, medical devices are classified by the FDA into one of three classes (Class I, II or III) on the basis of the controls deemed reasonably necessary by the FDA to ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, pre-market notification and adherence to Quality System Regulations, or QSR requirements. Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness such as life-sustaining, life-supporting and implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices. All of our current products and products under development are or are expected to be classified as Class II or Class III devices.

      Before a new device can be introduced in the market, we must obtain FDA clearance or approval through either clearance of a 510(k) pre-market notification or approval of a pre market approval application, which is a more extensive and costly application when compared to a pre-market notification. All of our products have been cleared using a 510(k) application, and we expect that most future products will also qualify for clearance using a 510(k) application (as described in Section 510(k) of the Medical Device Amendments to the F D & C Act of 1938).

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

      Our customers using diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Information Act of 1988, or CLIA. The CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: "waived," "moderately complex" and "highly complex." Our current ELISA tests are categorized as "moderately complex" tests for clinical use in the United States. Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the Centers for Medicare and Medicaid Services, known as CMS, formerly the United States Health Care Financing Administration. The application of CLIA regulations to our operations and facilities and future administrative interpretations of CLIA could have an adverse impact on the potential market for our future products by increasing the cost and regulatory burden on our operations and facilities.

      We are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations in the future.

      Reimbursement

      Currently our largest market segments are hospital laboratories and commercial reference laboratories in the United States. Payment for testing in these segments is largely based on third-party payor reimbursement. The laboratory that performs the test will submit an invoice to the patient's insurance provider or to the patient if he is not covered by an insurance program. Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology, or CPT, code by the American Medical Association. Each CPT code is then assigned a reimbursement level by CMS. Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS.

      Employees (for Consolidated Entity)

      As of August 6, 2005, we employed 37 employees, 35 are full-time, and 2 are part-time. Of these, four hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.


Item 2.  Description of Property.

      We currently lease approximately 15,600 square feet of space in two close-by buildings in Westminster, Colorado, which are used for our administrative offices, research and development facilities and manufacturing operations. Both leases expire August 31, 2006. We also lease approximately 1,400 square feet of office space in Peterborough, Cambridgeshire, United Kingdom under a lease that expires July 25, 2006. We believe that suitable additional or alternative space will be available on commercially reasonable terms, as needed, upon the termination of our lease terms, and that our existing facilities will be sufficient for our operational purposes through the end of the leases.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      Our common stock is traded on the OTC Bulletin Board (R) under the symbol "CONX". On July 21, 2005, the last bid price of our Common Stock on the OTC Bulletin Board (R) as reported by the OTC Bulletin Board (R) was $0.39.

      The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board (R). The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

               Stock Price Dates                  Stock Price Ranges

                                                    High       Low
                                                   ------     ------
      Fiscal Year 2005
      Quarter Ended:
           September 30, 2004                       $1.00     $0.40
           December 31, 2004                        $0.58     $0.36
           March 31, 2005                           $0.55     $0.21
           June 30, 2005                            $0.34     $0.21

      Fiscal Year 2004
      Quarter Ended:
           September 30, 2003                       $1.29     $0.70
           December 31, 2003                        $1.35     $0.85
           March 31, 2004                           $1.05     $0.70
           June 30, 2004                            $0.90     $0.28

      On July 21, 2005 there were approximately 180 holders of record of our Common Stock.

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

      Stock Issuance

      On May 19, 2005, the Company issued 860,000 shares of restricted common stock to five investors at $0.25 per share, for an aggregate investment of $215,000. This sale was conducted together with the larger debt financing described elsewhere in this filing. The purchase agreement entered into by the Company in connection with the debt financing permitted the Company to sell up to $500,000 of its restricted common stock within thirty days of the closing of that financing. On June 23, 2005, the Company issued an additional 400,000 shares of restricted common stock to 6 investors at $0.25 per share, for an aggregate investment of $100,000 as the final part of the above financing. Certain investors who purchased shares in the offering also received warrants, described in more detail below in the section captioned "Issuance of Warrants."

      On July 1, 2002, the Company entered into an agreement with MBL under which the Company sold 880,282 shares, on a redeemable basis, to MBL for gross proceeds of $500,000. Net proceeds to the Company after issuance costs were $484,746. Under the MBL Agreement, MBL was also granted a put option pursuant to which MBL could cause the Company to repurchase, at a future date, the common stock sold to MBL under the MBL Agreement. Thus, the common stock sold has been designated "redeemable common stock." If exercised, the put option required the stock to be repurchased at the original purchase price, payable in either a lump-sum purchase or financed over a six-month period. The put option was exercisable by MBL any time after March 31, 2005, which is the date the distribution agreement expired.

      We signed a new distribution and OEM Supply Agreement with MBL International, Inc. ("MBLI"), a wholly owned subsidiary of MBL, which grants us non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan. In addition, on August 1, 2005 Corgenix and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (6% as of June 13, 2005) plus two percent with payments commencing before September 1, 2005. The shares being exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. The remaining 440,141 shares will be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

      Pursuant to the original agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights and certain demand registration rights. MBL did not elect to register its redeemable shares in the SB-2 registration statement filed by the Company on June 23, 2005 and declared effective on August 2, 2005.

      Issuance of Warrants

      Together with the issuance of 1,281,048 shares of restricted common stock on May 19, 2005 and June 23, 2005, as described above under the section captioned "Stock Issuance," the Company issued warrants to those investors to purchase up to an additional 1,260,000 shares of restricted common stock at an exercise price of $0.23 per share. In addition, the Company issued warrants to acquire up to an additional 6,840,000 and 2,006,876 shares, respectively, to certain investors and the placement agent, also at an exercise price of $0.23 per share. The warrants expire on May 19, 2012 and may be exercised in whole or in part at any time prior to their expiration.

      As part of the original MBL Agreement and for no additional consideration, MBL was issued warrants to purchase up to an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. Under the terms of the MBL Agreement these warrants were to expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the warrants upon issuance are being accreted on the interest method over the 33-month period prior to the presently expected first date on which the put option may be exercised, which is the present expiration date of the distribution agreement between the Company and RhiGene. The expiration term of the warrants has been extended to August 31, 2008, and re-priced to $0.40 per share. The revised, estimated fair value of the warrants upon issuance was calculated as $353,328 using the Black-Scholes model with the following assumptions: no expected dividend yield, 159.9% volatility, risk free interest rate of 3.30% and an expected life of six years.

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

      General

      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 51 products covering autoimmune disorders, vascular diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes employee and contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

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

      Beginning in fiscal year 1996, we began adding third-party OM licensed products to our diagnostic product line. We expect to expand our relationships with other companies in the future to gain access to additional products.

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

      Recently Issued Accounting Pronouncements

      FAS 123R Disclosure. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company does not expect the adoption of FAS 123(R) will have a material impact on the Company's financial statements.

      FAS 151 Disclosure. In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

      FAS 153 Disclosure. The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

      FAS 154 Disclosure. In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No.
3. The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial statements.

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

      Results of Operations

      Year Ended June 30, 2005 compared to 2004

      Net sales. Net sales for the year ended June 30, 2005 were approximately $5,565,000, a 5.6% increase from approximately $5,271,000 in 2004. North American sales increased 3.4% while sales to international distributors increased 12.0% from year to year. With respect to the Company's major product lines, Phospholipids kit sales increased 2.8% for the fiscal year, Coagulation kit sales increased 13.9 %, HA kit sales increased 22.9%, and Autoimmune kit sales increased 50.9%. Additionally, OEM sales decreased 24%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2006.

      Cost of sales. Gross profit, as a percentage of sales, decreased slightly to 63.3% in 2005 from 64.4% in 2004 primarily due to higher raw material costs associated with the new manufacturing format of the Company's main product line.

      Selling and marketing. Selling and marketing expenses increased 11.3% to approximately $1,500,000 in 2005 from approximately $1,348,000 in 2004. The majority of this increase involved increases in advertising, CE Marking expense (i.e., European Conformity, the costs incurred in order to insure that our products comply with the essential requirements of the relevant European health, safety and environmental protection legislations often referred to as the European Union's IVD Directive), commissions and labor-related expenses.

      Research and development. Research and development expenses decreased 16.9% to approximately $613,000 in 2005 from approximately $738,000 in 2004. The majority of this decrease involved reductions in labor-related costs and purchases and development costs.

      General and administrative. General and administrative expenses increased $17,000 or 1.3% to approximately $1,284,000 in 2005 from approximately $1,267,000 in 2004. Overall modest increases in domestic expenses were offset by similar decreases in international expenses.

      Interest expense. Interest expense increased 179.5% to approximately $470,000 in 2005 from approximately $168,000 in 2004 due primarily to the amortization of discount on the notes payable to Genesis and the amortization of deferred financing costs and discount on the notes payable to the institutional investors in the recently completed private placement.

      Liquidity and Capital Resources

      Cash used in operating activities was $767,107 for the current fiscal year compared to $258,635 during the prior fiscal year. The cash used in operations resulted primarily from a substantial increase in deferred financing costs along with increases in inventories and accounts receivable and decreases in accrued liabilities partially offset by charges to income resulting from the accretion of discount on notes payable, common stock issued for services and loss on extinguishment of debt. In addition, there was a modest decrease in accounts payable. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

      Net cash used by investing activities, the purchase of equipment, was $18,392 in fiscal 2005 compared to $7,124 for fiscal 2004. The increase was mainly attributable to increased spending on refrigeration equipment and computers.

      Net cash provided by financing activities amounted to $1,598,895 during fiscal 2005 compared to $381,149 in the prior fiscal year. This increase in cash provided over the comparable prior year was primarily due to the financing discussed above offset by a substantial decrease in notes payable.

      Historically, we have financed our operations primarily through long-term debt and by sales of common and redeemable common stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 6.4% to $887,645 from $834,153 in 2004 primarily as a result of sales increases during the year.

      Our future capital requirements will depend on a number of factors, including the ability to complete new equity or debt financing, the possible redemption of common stock, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been cash raised from the private sale of secured convertible term notes and the sale of redeemable common and common stock, the Bridge Note from Genesis, and long-term debt financing. The Company announced in January 2005, the engagement of Ascendiant Securities for investment banking services. Ascendiant, together with Burnham Securities, arranged the financing that closed on May 19, 2005, which is described in detail herein. In connection with this financing, the Company refinanced approximately $1,016,196 of debt, including loans from Vectra Bank, SBA and Genesis Bioventures. We believe that our current availability of cash, working capital, proceeds from the issuance of common stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months.


      Risk Factors

      An investment in Corgenix entails certain risks that should be carefully considered. In addition, these risk factors could cause actual results to differ materially from those expected include the following:


      We continue to incur losses and are likely to require additional financing.

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $5,501,144 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant changes from our budget, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

      We depend upon collaborative relationships and third parties for product development and commercialization.

      We have historically entered into research and development agreements with collaborative partners, from which we derived revenues in past years. Pursuant to these agreements, our collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of our products. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could be forced to undertake such activities entirely at our own expense. The amount and timing of resources that any of these partners devotes to these activities may be based on progress by us in our product development efforts. Collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair our ability to deliver products on a timely basis.

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

      Our competitors range from development stage diagnostics companies to major domestic and international pharmaceutical and biotechnology companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors also greater than ours. Moreover, the diagnostics industry continues to demonstrate a degree consolidation, whereby some of the large domestic and international pharmaceutical companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. There can be no assurance that technologies will not be introduced that could be directly competitive with or superior to our technologies.

      Our products and activities are subject to regulation by various governments and government agencies.

      The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated there under, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. We are limited in our ability to commence marketing or commercial sales in the United States of new products under development until we receive clearance or approval from the FDA. The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

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

      Distribution of diagnostic products outside the United States is subject to extensive foreign government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. We may be required to incur significant costs in obtaining or maintaining foreign regulatory approvals. In addition, the export of certain of our products that have not yet been cleared for United States commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approval or the failure to comply with regulatory requirements could reduce our product sales and thus have a potentially material adverse effect on our business, financial condition and results of operations.

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

      There can be no assurance that our issued patent will afford meaningful protection against a competitor, or that patents issued or licensed to us will not be infringed upon or designed around by others, or that others will not obtain patents that we would need to license or design around. We could incur substantial costs in defending the Company or our licensees in litigation brought by others. The potential for reduced sales and increased legal expenses would have a negative impact on our cash flow and thus our overall business could be adversely affected.

      We may not be able to successfully implement our plans to acquire other companies or technologies.

      Our growth strategy includes the acquisition of complementary companies, products or technologies. There is no assurance that we will be able to identify appropriate companies or technologies to be acquired, to negotiate satisfactory terms for such an acquisition, or to obtain sufficient capital to make such acquisitions. Moreover, because of limited cash resources, we will be unable to acquire any significant companies or technologies for cash and our ability to effect acquisitions in exchange for our capital stock may depend upon the market prices for our common stock, which could result in significant dilution to its existing stockholders. If we do complete one or more acquisitions, a number of risks arise, such as disruption of our existing business, short-term negative effects on our reported operating results, diversion of management's attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. Any of these factors could materially harm Corgenix's business or its operating results.

      We depend on suppliers for our products' components.

      The components of our products include chemical, biological and packaging supplies that are generally available from several suppliers, except certain antibodies and other critical components, which we purchase from single suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of such antibodies to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for all critical raw materials and believe that we can substitute a new supplier with respect to any of these components in a timely manner. If, for some reason, we lose our main supplier for a given material, there can be no assurances that we will be able to substitute a new supplier in a timely manner and failure to do so could impair the manufacturing of certain of our products and thus have a material adverse effect on our business, financial condition and results of operations.

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

Item 8.  Changes  In and  Disagreements  With  Accountants  on  Accounting  and
Financial
      Disclosure.

      None.

Item 8A.  Controls and Procedures.


Evaluation of disclosure controls and procedures

      The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14c under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

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

                                    PART III

Item 9.  Directors and Executive Officers.

      Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2005:

---------------------------------------------------------------------

Name                  Age    Position               Director/Officer
                                                    of the Company
                                                    [Subsidiary]
                                                        Since
---------------------------------------------------------------------
---------------------------------------------------------------------

Douglass T. Simpson   57  President and Chief         1998 (1992)
                          Executive
                          Officer, Director
Luis R. Lopez, M.D.   57                              1998 (1990)
                          Chief Medical
                          Officer and
                          Chairman

William H.           59   Senior Vice                 2000 (2000)
Critchfield               President, Finance
                          and Administration
                          and Chief                   1998 (1996)
                          Financial Officer

Ann L. Steinbarger   52   Senior Vice
                          President Operations

Taryn G. Reynolds    46   Vice President              1998 (1996)
                          Facilities and IT

Jun Sasaki           52   Director                    2002 (2002)

---------------------------------------------------------------------
Douglass T. Simpson, Mr. Simpson has been the President of Corgenix since May 1998 and was elected a director in May 1998. Mr. Simpson joined Corgenix's operating subsidiary as Vice President of Business Development in 1992, was promoted to Vice President, General Manager in 1995, to Executive Vice President in 1996, to President in February 1998 and then to Chief Executive Officer in April 2005. Prior to joining Corgenix's operating subsidiary, he was a Managing Partner at Venture Marketing Group in Austin, Texas, a health care and biotechnology marketing firm, and in that capacity, served as a consultant to REAADS from 1990 until 1992. From 1984 to 1990 Mr. Simpson was employed by Kallestad Diagnostics, Inc. (now part of BioRad Laboratories, Inc.), one of the largest diagnostic companies in the world, where he served as Vice President of Marketing, in charge of all marketing and business development. Mr. Simpson holds B.S. and M.S. degrees in Biology and Chemistry from Lamar University in Beaumont, Texas

Luis R. Lopez, M.D., Dr. Lopez has served as the Chief Executive Officer and Chairman of the Board of Directors of Corgenix from May 1998 until April 2005 when his title was changed to Chief Medical Officer. From 1987 to 1990, Dr. Lopez was Vice President of Clinical Affairs at BioStar Medical Products, Inc., a Boulder, Colorado diagnostic firm. From 1986 to 1987 he served as Research Associate with the Rheumatology Division of the University of Colorado Health Sciences Center, Denver, Colorado. From 1980 to 1986 he was Professor of Immunology at Cayetano Heredia University School of Medicine in Lima, Peru, during which time he also maintained a medical practice with the Allergy and Clinical Immunology group at Clinica Ricardo Palma in Lima. From 1978 to 1980 Dr. Lopez held a fellowship in Clinical Immunology at the University of Colorado Health Sciences Center. He received his M.D. degree in 1974 from Cayetano Heredia University School of Medicine in Lima, Peru. He is a clinical member of the American College of Rheumatology, and a corresponding member of the American Academy of Allergy, Asthma and Immunology. Dr. Lopez is licensed to practice medicine in Colorado, and is widely published in the areas of immunology and autoimmune disease.

William H. Critchfield, has been Senior Vice President Finance and Administration and Chief Financial Officer of the Company since April 2005 and was Vice President and Chief Financial Officer from December 2000 to April 2005. Prior to joining Corgenix, Mr. Critchfield was Executive Vice President and Chief Financial Officer of U.S. Medical, Inc., a Denver, Colorado based privately held distributor of new and used capital medical equipment. From May of 1994 through July of 1999, he served as President and Chief Financial Officer of W.L.C. Enterprises, Inc., a retail business holding company. From November 1991 to May 1994, Mr. Critchfield served as Executive Vice President and Chief Financial Officer of Air Methods Corporation, a publicly traded company which is the leading U.S. company in the air medical transportation industry and is the successor company to Cell Technology, Inc., a publicly traded biotechnology company, where he served in a similar capacity from 1987-1991. From 1986 through September 1987 he served as Vice President of Finance and Administration for Biostar Medical Products, Inc., a developer and manufacturer of diagnostic immunoassays. In the past, Mr. Critchfield also served as Vice President of Finance for Nuclear Pharmacy, Inc., formerly a publicly traded company and the world's largest chain of centralized radiopharmacies. Mr. Critchfield is a certified public accountant in Colorado. He graduated magna cum laude from California State University-Northridge with a Bachelor of Science degree in Business Administration and Accounting.

Ann L. Steinbarger, has been the Senior Vice President, Operations of Corgenix since April 2005 and was the Vice President of Sales and Marketing from May 1998 to April 2005. Ms. Steinbarger joined Corgenix's operating subsidiary in January 1996 as Vice President, Sales and Marketing with responsibility for its worldwide marketing and distribution strategies. Prior to joining Corgenix, Ms. Steinbarger was with Boehringer Mannheim Corporation, Indianapolis, Indiana, a $200 million IVD company. At Boehringer from 1976 to 1996, she served in a series of increasingly important sales management positions. Ms. Steinbarger holds a B.S. degree in Microbiology from Purdue University in West Lafayette, Indiana.

Taryn G. Reynolds, has been a Vice President of Corgenix since May 1998. Mr. Reynolds joined Corgenix's operating subsidiary in 1992, serving first as Director of Administration, then as Managing Director, U.S. Operations. He has served as Vice President, Operations and in 1999, became Vice President, Facilities and Information Technology. Prior to joining Corgenix, Mr. Reynolds held executive positions at Brinker International, MJAR Corporation and M&S Incorporated, all Colorado-based property, operational and financial management firms.

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

      Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2005.


Item 10.  Executive Compensation.

      The following table shows how much compensation was paid by Corgenix for the last three fiscal years to Corgenix's Chief Executive Officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered to the subsidiaries during such fiscal years (collectively, the "Named Executive Officers").

      Summary Compensation Table

                                  Annual
                                  Cash          Long-Term
                               Compensation    Compensation
                               -----------------------

  Name and Principal   Fiscal  Salary          Options
       Position         Year  and Bonus   Granted (# ofShares)
 -----------------------------------------------------
 Douglass T. Simpson    2005   $157,826      205,000
 President, Chief       2004   $148,386         -
 Executive Officer      2003   $152,250       59,072

 Dr. Luis R. Lopez ..   2004   $180,372      100,000
 Chairman and Chief     2003   $169,583         -
 Medical Officer        2002   $174,000       41,900

 William H.             2004   $140,916      125,000
 Critchfield ........   2003   $132,487          -
 Senior Vice            2002   $135,937       34,119
 President Finance
 and Administration
 and Chief Financial
 Officer

 Ann L. Steinbarger .   2004   $140,916      100,000
 Senior Vice            2003   $132,487         -
 President,             2002   $135,937       41,519
 Operations

 Taryn G. Reynolds...   2004   $117,733       70,000
 Vice President,        2003   $105,991          -
 Facilities and         2002   $108,750       35,695
 Information
 Technology

      Long-Term Incentive Compensation

      Issuances of stock under the Stock Compensation Plan to the Named Executive Officers during the fiscal year ended June 30, 2005 were as follows:

-----------------------------------------------------------
        Officer           Issuances of Stock Under Stock
                        Compensation Plan in Fiscal 2005
-----------------------------------------------------------
-----------------------------------------------------------
Douglass T. Simpson                      0
-----------------------------------------------------------
-----------------------------------------------------------
Dr. Luis R. Lopez 0
-----------------------------------------------------------
-----------------------------------------------------------
William H. Critchfield                   0
-----------------------------------------------------------
-----------------------------------------------------------
Ann L. Steinbarger                       0
-----------------------------------------------------------
-----------------------------------------------------------
Taryn G. Reynolds                        0
-----------------------------------------------------------

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

      The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2005 and outstanding options held by the Named Executive Officers as of June 30, 2005:

             Number           Number of Shares       Value of
              of                 Underlying         In-the-Money
            Shares               Unexercised        Options at
            Acquired           Options at FY-End      FY-End ($)
              on       Value     Exercisable/        Exercisable/
  Name     Exercise  Realized($) Unexercisable/     Unexercisable(i)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Douglass T.      0       0     63,723/222,557         0/ 65,600
Simpson
Dr. Luis R.      0       0     32,347/111,833         0/ 32,000
Lopez
William H.       0       0     44,627/136,373         0/40,000
Critchfield
Ann L.           0       0     47,774/111,706         0/32,000
Steinbarger
Taryn G.         0       0     40,715/79,765          0/22,400
Reynolds

(i) Based on the price of the Company's common stock at June 30, 2005 of $0.25 per share.

      Employment and Consulting Agreements

      Corgenix has entered into employment agreements with the following officers as of the respective dates and for the minimum annual salaries as noted opposite each of their names:

                     Officer                 Minimum Annual Salary

o     Douglass T. Simpson -  $180,000, dated July 1, 2005
o     Dr. Luis R. Lopez -    $184,573, dated July 1, 2005
o     William H. Critchfield-$165,000, dated July 1, 2005
o     Ann L. Steinbarger -   $150,000, dated July 1, 2005
o     Taryn  G. Reynolds -   $115,358, dated July 1, 2005

      Each of the above employment agreements is for continuously renewable terms of three years, provides for severance payments equal to twelve month's salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), and an automobile expense reimbursement of $400 per month.

      Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of Corgenix is currently composed of Dr. Lopez and Mr. Simpson with Mr. Simpson serving as Chairman. No interlocking relationship exists between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

      Code of Ethics

      The Company has not yet adopted a written code of ethics that applies to our CEO and CFO. The Company is in the process of formulating such a code of ethics and will adopt it for the fiscal year ended June 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.



      The following table sets forth as of June 30, 2005, certain information regarding the ownership of Corgenix's common stock by (i) each person known by Corgenix to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of Corgenix's directors, (iii) each Named Executive Officer and (iv) all of Corgenix's executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 12061 Tejon Street, Westminster, CO 80234. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of June 30, 2005. Other than Dr. Lopez and Mr. Reynolds, no other director or executive officer beneficially owned more than 5% of the common stock. Directors and executive officers as a group beneficially owned 16.0% of the common stock.


                                    Shares Beneficially
                                           Owned
--------------------------------   -----------------------

                                                 Percent of
                                                    Total
Name of Beneficial Owner             Number      Beneficial
--------------------------------   ----------    ---------
Medical & Biological
Laboratories Co., Ltd......          880,282        11.50%


Dr. Luis R. Lopez(1)............     807,848         5.28%

CAMOFI MASTER LDC...............  12,021,515        29.50%

Truk Opportunity Fund...........   5,845,376        14.32%

Douglass T. Simpson (1).........     260,228         1.70%

Ann L. Steinbarger(1).............    71,089         0.46%

William H. Critchfield(1)........     54,627         0.36%

Taryn G. Reynolds(1).............  1,250,487         8.21%

All current directors and
current executive officers as
a group (5 persons)..............  2,444,279         16.01%


(1) Current director or officer.

Item 12.  Certain Relationships and Related Transactions.


             Except for the debt conversion described below, there have not been any transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest. On May 22, 1998 and March 1, 1999, three executive officers loaned the Company a total of $57,225 which loans, as of June 7, 2005, had been in default for a considerable time period. On June 7, 2005, the Company and the three executive officers of the Company agreed to a transaction whereby the Company issued shares of the Company's common stock and warrants to acquire additional shares of common stock in exchange for the respective executive officer's agreement to accept the Shares and Warrants in full satisfaction of all amounts owed by the Company to them pursuant to the terms of their respective promissory notes. The Shares and Warrants exchanged for the debt owing to the executive officers were as follows:

Executive       Principal and Interest     Shares       Warrants
Officer         Owed to Officer          Exchanged      Exchanged
--------------------------------------------------------------------------
Dr. Luis R.      $42,269                  169,076        169,076
Lopez

Douglass T.      $17,159                   68,636        68,636
Simpson

Taryn G.         $139,929                 559,716        559,716
Reynolds
                ---------               -----------     ----------
Totals           $199,357                 797,428        797,428


Item 13.  Exhibits and Reports on Form 8-K.

      a. Index to and Description of Exhibits


Exhibit
Number   Description of Exhibit

1.1      Underwriting Agreement

2.1      Plan of purchase, sale, etc.

3.1 Articles of Incorporation, as amended, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.

3.2 Bylaws, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.

4.1      Form of Term Note Security Agreement dated May 19, 2005

4.2      Form of Common Stock Purchase Warrant dated May 19, 2005

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

10.7*    Employment Agreement dated July 1, 2005 between Luis R.
         Lopez and the Company.

10.8*    Employment Agreement dated July 1, 2005 between Douglass
         T. Simpson and the Company.

10.9* Employment Agreement dated July 1, 2005 between William H. Critchfield and the Company.

10.10*   Employment Agreement dated July 1, 2005 between Ann L.
         Steinbarger and the Company.

10.11*   Employment Agreement dated July 1, 2005 between Taryn G.
         Reynolds and the Company.

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

10.25 Agreement and Plan of Merger dated as of March 12, 2004 by and among Genesis Bioventures, Inc., GBI Acquisition
         Corporation and Corgenix Medical Corp.

10.26*   Product Development, Manufacturing and Distribution
         Agreement dated May 13, 2004 between Creative Clinical
         Concepts, Inc. and the Company.

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

10.31*   Supply Agreement dated September 12, 2003 between
         DiaDexus, Inc. and the Company.

10.32 Distribution Agreement and OEM Agreement dated March 14, 2002 between RhiGene, Inc., and the 0Company, filed with the Company's Form 10-QSB, and incorporated herein by reference.

10.33*   Distribution Agreement and OEM Supply Agreement dated
         March 31, 2005 between MBL International, Inc. and the
         Company.

10.34    Form of Securities Purchase Agreement dated May 19, 2005

10.35    Form of Secured Convertible Term Note dated May 19, 2005

10.36    Form of Registration Rights Agreement dated May 19, 2005

10.37    Form of Restricted Account Agreement dated May 19, 2005

10.38    Form of Restricted Account Side Letter dated May 19, 2005

10.39    Form of Stock Pledge Agreement dated May 19, 2005

10.40    Form of Lockup Letter dated May 19, 2005

10.41    Form of Subsidiary Guaranty dated May 19, 2005

10.42*   2005 Incentive Compensation Plan dated April 21, 2005.

10.43* Note dated August 1, 2005 between the Company and Medical & Biological Laboratories, Co., Ltd.

10.44*   Amendment to Common Stock Purchase Agreement and Common
         Stock Purchase Warrant dated August 1, 2005 between the
         Company and Medical & Biological Laboratories, Co., Ltd.

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

----------------------------------------
      (b)  Reports on Form 8-K.

1.           Form 8-K filed September 21, 2004 Entry Into Material Definitive
             Agreement.

           2. Form 8-K filed September 23, 2004 Entry into Material Definitive Agreement

3. Form 8-K filed October 21, 2004 Entry into Material Definitive Agreement.

4. Form 8-K filed January 4, 2005 Entry into Material Definitive Agreement.

5. Form 8-K filed January 14, 2005 Termination of Material Definitive
   Agreement

6. Form 8-K filed January 18, 2005 Termination of Material Definitive
   Agreement

7. Form 8-K filed March 14, 2005 Changes in Accountant

8. Form 8-K/A filed March 22, 2005 Changes in Accountant

9. Form 8-K/A filed April 13, 2005 Changes in Accountant

10.Form 8-K filed May 25, 2005 Departure of Directors or Principal
   Officers; Election of Directors; Appointment of Principal Officers

11. Form 8-K filed May 26, 2005 Entry into Material Definitive
    Agreement

Item 14.  Principal Accountant Fees and Services.

      The Company's principal outside accountant who serves as the Company's auditor and the Company's principal outside accountant for preparation of the Company's Federal and State income tax returns is Hein & Associates LLP. In fiscal 2004, KPMG LLP served as the Company's auditor and Hein & Associates LLP was the principal outside accountant for preparation of the Company's Federal and State income tax returns.

      KPMG LLP was previously the principal accountants for Corgenix Medical Corporation. On March 8, 2005, that firm was dismissed by Corgenix as principal accountants and Hein & Associates LLP was engaged as principal accountants. The decision to change accountants was approved by the audit committee of the board of directors. In connection with the audits of the two fiscal years ended June 30, 2004, and the subsequent interim period through March 8, 2005, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.
      The audit reports of KPMG LLP on the consolidated financial statements of Corgenix Medical Corporation and subsidiaries as of and for the years ended June 30, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

      KPMG LLP's report on the consolidated financial statements of Corgenix Medical Corporation and subsidiaries as of and for the years ended June 30, 2004 and 2003, contained a separate paragraph stating "as discussed in note 1 (g) to the consolidated financial statements, effective July 1, 2002, the Company changed its method of accounting for goodwill as prescribed by Statement of Financial Accounting Standards No. 142."

      The aggregate fees billed by such firms for each of the last two fiscal years for professional services rendered by the Company's principal accountants are as follows:

-----------------------------------------------------------
             Audit Fees  Audit-Relat  Tax Fees    All Other
             (Includes   Fees                       Fees
             Form QSB
             Reviews &
             Consents)
-----------------------------------------------------------
-----------------------------------------------------------
2005-Hein      $53,800       --       $8,500        --
-----------------------------------------------------------
-----------------------------------------------------------
2005-KPMG      $38,950       --         --          --
-----------------------------------------------------------
-----------------------------------------------------------
2004-Hein        --          --       $8,500        --
-----------------------------------------------------------
-----------------------------------------------------------
2004-KPMG      $77,250       --         --          --
-----------------------------------------------------------

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

                     Consent of Independent Registered Public Accounting Firm




The Board of Directors
Corgenix Medical Corporation:

We consent to the incorporation by reference in the registration statements (Nos. 333-125623, 333-101528, 333-55682 and 333-69775) on Form S-8 of
Corgenix Medical Corporation of our report dated October 11, 2004, with respect to the consolidated balance sheet of Corgenix Medical Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended, which report appears in the June 30, 2005, annual report on Form 10-KSB of Corgenix Medical Corporation.



                                    KPMG LLP


Denver, Colorado
September 21, 2005

           CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We consent to the incorporation by reference in Registration Statement Nos. 333-125623, 333-101528, 333-55682, and 333-69775 of Corgenix Medical Corporation
on Form S-8 of our report, dated July 27, 2005, appearing in this Annual Report on Form 10-KSB of Corgenix Medical Corporation for the year ended June 30, 2005.



HEIN & ASSOCIATES LLP

Denver, Colorado
September 21, 2005

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 2005 and 2004

     (With Independent Registered Public Accounting Firm's Report Thereon)

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES




                                                                 Page


Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms        F-1

Consolidated Balance Sheets as of June 30, 2005 and 2004         F-3

Consolidated Statements of Operations and Comprehensive
  Loss for the years ended June 30, 2005 and 2004                F-5

Consolidated Statements of Stockholders' Equity
  for the years ended June 30, 2005 and 2004                     F-6

Consolidated Statements of Cash Flows for the years ended
  June 30, 2005 and 2004                                         F-7

Notes to Consolidated Financial Statements                       F-8

            Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheet of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.



                                    KPMG LLP



Denver, Colorado
October 11, 2004

            Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheet of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.



                              Hein & Associates LLP



Denver, Colorado
July 27, 2005

                     CORGENIX MEDICAL CORPORATION
                           AND SUBSIDIARIES
                     Consolidated Balance Sheets
                        June 30, 2005 and 2004

                    Assets                          2005       2004
                                                  ---------  ----------

Current assets:
                                                $
  Cash and cash equivalents                       1,281,965   468,954
  Accounts receivable, less allowance for
doubtful accounts of $13,097                      887,645    834,153

  Inventories                                     1,215,787  982,227

  Prepaid expenses                                51,842      30,276
                                                  ---------  ----------


       Total current assets                       3,437,239  2,315,610
                                                  ---------  ----------

Equipment:

    Capitalized software costs                    122,855      122,855

  Machinery and laboratory equipment              639,692    588,219

  Furniture, fixtures and office equipment        523,762    511,488
                                                  ---------  ----------


                                                  1,286,309  1,222,562
  Accumulated depreciation and amortization      (1,028,103)  (913,020)
                                                  ---------  ----------


       Net equipment                                258,206    309,542
                                                  ---------  ----------


Intangible assets:
    Patents, net of accumulated amortization
  of $1,093,970 and $1,019,474, respectively        23,574     98,070

    License                                         18,275        -
  Goodwill, net of accumulated amortization
  of $44,979 in 2004                                  -        13,677
                                                   -------    -------
                                                    41,849    111,747
Other assets:
    Deferred financing costs net of
amortization of $39,440                            907,095        -

  Due from officer                                  12,000     12,000

  Restricted cash (note 3)                         250,000        -

  Other                                             86,105     98,925
                                                  ---------  ----------


       Total assets                              $ 4,992,494  2,847,824
                                                  =========  ==========

     Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of notes payable, net of
  discount (note 3)                               $ 221,176     569,988

  Current portion of capital lease obligations       22,370      51,395

  Accounts payable                                  453,764     483,642

  Accrued payroll and related liabilities           218,411     173,392

  Accrued interest                                      753     127,831

  Accrued liabilities                               113,293     169,929
                                                   ---------- ---------


       Total current liabilities                  1,029,767   1,576,177

Notes payable, net of discount, less current
portion (note 3)                                    980,716     238,445

Capital lease obligation, less current portion       22,754       9,712
                                                  ---------  ----------

                    Total liabilities             2,033,237   1,824,334
                                                  ---------  ----------

Redeemable common stock, 880,282 shares issued and outstanding, aggregate redemption value of $500,000, net of unaccreted discount and issuance costs of $0 at June 30, 2005
   and $64,919 at June 30, 2004                    500,000      435,081

Stockholders' equity:
  Preferred stock, $0.001 par value.
  Authorized 5,000,000 shares,
   None issued or outstanding                        --           --
  Common stock, $0.001 par value.  Authorized
  40,000,000 shares;
      Issued and outstanding 8,172,435  and
      5,321,319 shares in 2005 and 2004,
      respectively                                   7,292       4,440

  Additional paid-in capital                     7,966,172   5,449,100

                    CORGENIX MEDICAL CORPORATION
                           AND SUBSIDIARIES
                     Consolidated Balance Sheets
                        June 30, 2005 and 2004


  Accumulated deficit                             (5,501,144)(4,853,767)

    Accumulated other comprehensive loss             (13,063)   (11,364)
                                                    ---------  ----------


       Total stockholders' equity                  2,459,257    588,409
                                                   ----------  ----------

Commitments and contingencies

       Total liabilities and stockholders' equity  4,992,494  2,847,824
                                                   =========  ==========
See accompanying notes to consolidated financial statements.

                    CORGENIX MEDICAL CORPORATION
                          AND SUBSIDIARIES
    Consolidated Statements of Operations and Comprehensive Loss
                 Years ended June 30, 2005 and 2004

                                                 2005        2004
                                              ----------- -----------

                                            $           $
Net sales                                     5,564,835   5,270,553

Cost of sales                                 2,044,922   1,873,534
                                              ----------- -----------


        Gross profit                          3,519,913   3,397,019

Operating expenses:

  Selling and marketing                       1,499,524   1,348,318

     Research and development                   612,898     737,897

     General and administrative               1,283,661   1,267,479
                                              ----------- -----------

                                              3,396,083   3,353,694
                                              ----------- -----------

        Operating income                        123,830      43,325
                                              ----------- -----------


Other income (expense) -

      Loss on extinguishment of debt          (361,057)       --

      Other Income                             125,000        --
  Interest expense                            (470,231)   (168,240)
                                              ----------- -----------


            Net loss                          (582,458)   (124,915)

Accretion of discount on redeemable common
stock                                           64,919      86,555
                                              ----------- -----------
                                              ----------- -----------

Net loss attributable to common
stockholders                                $ (647,377)   (211,470)
                                              =========   =========

Net loss per share basic and diluted        $   (0.12)      (0.04)
                                              =========== ===========

Weighted average shares outstanding -
basic and diluted                             5,537,242   5,305,425
                                              =========== ===========


Net loss                                    $  (582,458)   (124,915)

Other comprehensive loss -
  foreign currency translation                   (1,699)    (12,033)
                                              ----------- -----------


        Total comprehensive loss            $  (584,157)   (136,948)
                                              =========== ===========

See accompanying notes to consolidated financial statements.

                  CORGENIX MEDICAL CORPORATION
                        AND SUBSIDIARIES
        Consolidated Statements of Stockholders' Equity
               Years ended June 30, 2005 and 2004


            Common                                   Accumulated
            Stock,    Common  Additional                Other       Total
          Number of   Stock   Paid-in   Accumulated  Comprehensive Stockholders'
           Shares     Amount  Capital    Deficit       Income      Equity
         ----------------------------------------------------------------------
Balances at
July 1,
2003     5,271,192  $   4,391  4,930,576 (4,642,297)       669      $ 293,339


Issuance of
common stock
for services 50,127 $      49    18,524      --             --      $   18,573

Accretion of discount
on redeemable common
stock         --           --      --     (86,555)          --      $  (86,555)

Beneficial conversion
feature of Genesis
convertible note
payable
(note 3)      --    $      --    500,000     --             --      $   500,000

Foreign currency
translation   --    $      --      --        --          (12,033)   $   (12,033)

Net loss      --    $      --      --     (124,915)         --      $  (124,915)
            ------      ------   ------  ------------     ------     ---------

Balances at June 30,
2004      5,321,319      4,440 5,449,100  (4,853,767)    (11,364)      588,409

Issuance of common stock for
cash and exercise of stock
options   1,271,000  $   1,271   313,741     --             --      $  315,012

Issuance of common
stock in exchange
for debt    885,090  $     886   220,389     --             --      $  221,275

Issuance of common stock
for
services    695,026  $     695   181,341     --             --      $  182,036

Issuance of warrants for
services      --     $     --    390,661     --             --      $  390,661

Issuance of warrants in
exchange
for debt      --     $     --    177,017     --             --      $  177,017

Beneficial conversion feature
of institutional convertible
note Payable
(note 3)      --     $     --  1,306,298     --             --      $ 1,306,298

Accretion of discount on
redeemable common
stock         --     $     --     --      (64,919)          --      $  (64,919)

Deferred offering costs
related to equity portion of
financing     --     $     --   (72,375)     --             --      $  (72,375)

Foreign currency
translation   --     $     --      --        --          (1,699)    $   (1,699)

Net loss      --     $     --      --    (582,458)          --      $ (582,458)
           ------   ---------- --------- ----------- ------------  ------------
Balances at June 30,
2005      8,172,435  $  7,292  7,966,172 (5,501,144)     (13,063)   $ 2,459,257
          ========= ========== ========== =========== ============= ===========
See accompanying notes to consolidated financial statements.

                      CORGENIX MEDICAL CORPORATION
                            AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                   Years ended June 30, 2005 and 2004

                                                         2005       2004
                                                       --------- ---------

Cash flows from operating activities:
  Net loss                                           $ (582,458) $(124,915)
  Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:

      Depreciation and amortization                    203,350    196,259
            Accretion of discount on notes
 payable                                               503,390     84,801

      Common stock issued for services                 182,037     12,582
                   Loss on extinguishment of debt
exchanged for stock and warrants                       177,017       --
                   Amortization of deferred
financing costs                                         39,440       --
      Changes in operating assets and liabilities:

        Accounts receivable, net                       (54,073)   (180,669)
        Inventories                                   (233,951)   (165,459)
        Prepaid expenses and other assets, net        (833,643)     19,762
        Accounts payable                               (29,608)   (185,064)
        Accrued payroll and related liabilities         47,433      (3,071)
        Accrued liabilities, including accrued
        interest                                      (186,041)     87,139
                                                      ----------------------
              Net  cash   provided   by   (used   in)
operating activities                                  (767,107)   (258,635)
                                                       ---------------------

Cash flows used in investing activities:

     Additions to equipment                            (18,392)     (7,124)
Cash flows from financing activities:
  Proceeds from issuance of common stock, redeemable
common stock, warrants and stock options               242,636       5,990

      Proceeds from issuance of notes payable        2,420,000     665,936

  Payments on notes payable                         (1,002,358)   (194,500)

      Payments on capital lease obligations            (61,383)    (96,277)
                                                       --------   ----------

              Net   cash    provided   by   financing
activities                                           1,598,895     381,149
                                                     ----------------------

              Net increase (decrease) in cash and
cash equivalents                                       813,396     115,390


Impact of exchange rate changes on cash                   (385)     11,187


Cash and cash equivalents at beginning of year          468,954    342,377
                                                     ----------------------


Cash and cash equivalents at end of year             $ 1,281,965  $468,954
                                                       ====================

Supplemental cash flow disclosures:

Cash paid for interest                               $  244,356   $ 56,226
                                                       ====================

Cash paid for income taxes                           $    --      $  --
                                                       ==================

Noncash investing and financing activities -

  Equipment acquired under capital leases            $   45,400   $  --
                                                       ==================
      Issuance of stock for
debt                                                 $  221,274   $  --
                                                       ==================
      Placement warrants issued in connection with
debt financing                                       $  390,661      --
                                                       ==================
See accompanying notes to consolidated financial statements.

                              CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004

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

                             June 30, 2005 and 2004


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

    (f) Inventories
        Inventories are recorded at the lower of cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the two years ended June 30, 2005. Components of inventories as of June 30, are as follows:

                           2005         2004
                         ----------  -----------
Raw materials         $   318,957     192,226
Work-in-process           530,106     413,639
Finished goods            366,724     376,362
                         ----------  -----------
                      $  1,215,787    982,227
                         ==========  ===========

    (g) Equipment and Software
        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Equipment acquired under capital leases amounted to $45,400 in 2005. Accumulated depreciation on said equipment amounted to $5,135 as of June 30, 2005. No equipment was acquired under capital leases during 2004. Depreciation and amortization expense, which totaled $203,350 and $196,259 for the years ended June 30, 2005 and 2004, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to the Company's web site development, which are being amortized over three years, beginning in October 2002.

    (h) Intangible Assets
        Intangible assets consist of purchased patents and goodwill. Purchased patents are amortized using the straight-line method over the shorter of 15 years or the remaining life of the patent.The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on July 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite lives are not amortized, but instead are tested for impairment at least

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                June 30, 2005 and 2004


        annually in accordance with the provisions of this statement. Identifiable intangibles with estimated useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets.

(i)      Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $50,681 and $27,705 in fiscal 2005 and 2004, respectively.

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

    (l) Research and Development

        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense for the years ended June 30, 2005 and 2004 totaled $612,898 and $737,897 respectively.
        Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2005 and 2004 provided for fees to the Company




                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004



        based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues were $75,321 and $211,935 for the years ended June 30, 2005 and 2004, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

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

        Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income (loss) would have been increased to the pro forma amounts indicated as follows:

                                               2005         2004
                                             ----------   ---------
  Net   loss   attributable   to   common $  (647,377) $  (211,470)
    shareholders as reported
  Deduct   total   stock-based   employee
    compensation    expense    determined
    under   fair-value   method  for  all
    awards, net of tax                        (43,958)     (60,528)
                                             ----------   ---------
                                             ----------   ---------
  Pro forma net loss                      $  (691,335) $  (271,998)
                                             =========    =========
  Net loss per share, basic and diluted   $   (0.12)   $   (0.04)
    as reported
  Net loss per share, basic and diluted   $   (0.12)   $   (0.05)
    pro forma

                         CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements


                            June 30, 2005 and 2004


        Fair value was determined using the Black Scholes option - pricing model with the following assumptions: no expected dividends, volatility of 159.9% in fiscal 2005, risk-free interest rate of 3.30 % in fiscal 2005 and expected lives of seven years.

        The weighted average fair value per option of options granted during the year ended June 30, 2005 was $0.30. No stock options were granted during the year ended June 30, 2004.


(o)     Earnings Per Share

        Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Stock options to purchase 640,000 shares were granted in fiscal 2005. No stock options were granted in fiscal 2004. Options and warrants to purchase common stock totaling 12,997,052 and 556,782 shares for fiscal years 2005 and 2004 respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

                                                  2005       2004
                                                ---------  ---------

        Net loss attributable to common         $(647,377) $(211,470)
          stockholders
                                                ---------  ---------

           Common and common equivalent
            shares outstanding:
           Historical common shares
            outstanding at beginning of year 5,321,319 5,271,192 Weighted average common equivalent
            shares issued during year             215,923     34,233
                                                ---------  ---------

          Weighted average common shares -
            basic and diluted                   5,537,242  5,305,425
                                                =========  ==========
         Net loss per share - basic and diluted
                                                 $(.12)     $ (.04)
                                                =========  =========

    (p)    Warrants

        The Company has recorded contingent stock purchase warrants in accordance with Emerging Issues Task Force Bulletin 96-18: Accounting for Equity Instruments That Are Issued to OtherThan Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At the


                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004


        grant date, the minimum number of warrants which may eventually be issued are recorded at their fair value, which is adjusted in subsequent periods for revisions of the minimum number of warrants to be issued and the then current fair value of the warrants.

    (q)    Foreign Currency Transactions

        The accounts of the Company's foreign subsidiary are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Adjustments resulting from such translation are accumulated in other comprehensive income as a separate component of stockholders' equity.

(r)   Liquidity

       The Company's future capital requirements will depend on a number of factors, including the ability to complete new equity or debt financing, the possible redemption of common stock, the profitability or lack thereof, the rate at which it grows its business and its investment in proprietary research activities, the ability of its current and future strategic partners to fund outside research and development activities, its success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. The Company's principal sources of liquidity have been cash raised from the private sale of secured convertible term notes and the sale of redeemable common and common stock, the Bridge Note, and long- term debt financing. The Company announced in January 2005, the engagement of Ascendiant Securities for investment banking services. Ascendiant, together with Burnham Securities, arranged the financing the financing that closed on May 19, 2005, which is described in detail herein. In connection with this financing, the Company refinanced approximately $970,000 of debt, including loans from Vectra Bank, SBA and Genesis Bioventures. The Company believes that its current availability of cash, working capital, future proceeds from the issuance of common stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet its ongoing needs for at least the next twelve months. At June 30, 2005, cash on hand amounted to $1,281,965 compared to $468,954 at June 30, 2004. This estimate of the Company's future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from the Company's estimates. There are no assurances the Company would be able to make required payments under certain of its agreements described above if they become due.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004

(s)   Recently Issued Accounting Pronouncements

       FAS 123R Disclosure. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company does not expect the adoption of FAS 123(R) will have a material impact on the Company's financial statements.

       FAS 151 Disclosure. In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

       FAS 153 Disclosure. The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

       FAS 154 Disclosure. In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004


(2)   Terminated Merger with Genesis Bioventures, Inc.

    On October 15, 2004 the Company and Genesis Bioventures, Inc. (which we refer to as GBI or Genesis) a biomedical development company focused on the development of diagnostic tests, signed an amendment to the May 21, 2004 Amended and Restated Plan of Merger (the "Merger Agreement"), extending the closing date for the proposed merger to on or before February 28, 2005. The extension was executed in the form of Amendment No. 1 (the "Amendment") to the Merger Agreement, a copy of which was filed on Form 8-K on October 20, 2004.

    The Amendment, among other changes, allowed the Company to terminate the Merger Agreement at any time prior to November 30, 2004 if it was not satisfied with the terms or the progress of the new equity financing. A new equity financing in an amount of at least $6,000,000 was a condition to the closing of the Merger pursuant to section 9.13 of the Merger Agreement. On November 30, 2004, the Company and Genesis agreed to extend the date for obtaining the financing to December 10, 2004. On December 9, 2004, the parties agreed to extend the date to December 31, 2004, and on December 31, 2004, the parties agreed to extend the deadline for terminating the Merger Agreement to January 15, 2005.

    On January 14, 2005 Corgenix terminated the Amended and Restated Agreement and Plan of Merger with Genesis Bioventures, Inc. due to the lack of progress towards the completion of the $6.0 million merger-related financing and the expiration of key dates within the Merger Agreement (as amended).

    On March 24, 2004, Genesis advanced $500,000 to Corgenix, which was represented by a promissory note ("Bridge Note"). As of May 19, 2005, the Company owed $470,000 less approximately $50,000 of offsets on the Bridge Note. As a result of the termination of the Merger Agreement, the note was converted to a fixed two-year term note bearing interest at the prime rate in effect as of the date of termination of the Merger Agreement, or 5.25%. The note was to be fully amortized over four semi-annual payments of principal and accrued interest; however, the note was convertible, at the election of Genesis, into Corgenix common stock at a conversion price of $.568 per share.

    The market value of the Company's stock had increased from the date of the letter of intent to the date the Bridge Note was executed, resulting in a beneficial conversion feature that was credited to equity, and an equal amount was recognized as interest expense from January 12, 2005, the date the planned merger was terminated until May 19, 2005, the date the Genesis note was purchased by the financial institutions in the aforementioned Private Placement, using the effective interest method.


(3) Notes Payable
    Notes payable consist of the following at June 30, 2005 and 2004:



                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004


                                                 2005         2004
                                               ----------  ------------


    Secured, amortizing convertible term note
    payable to institutional investors, net of
    discount of $1,218,108, with interest at the
    greater of 12% or prime plus 3%
    (12% as of June 30, 2005), interest
    only from June 1, 2005 through October
    1, 2005 and then due in monthly
    installments of $55,667 plus interest
    through May 19, 2008, collateralized by
    commercial security agreements and a
    partial guaranty by an officer of the
    company. See discussion of terms below.   $   451,892    $  -

    Secured, non-amortizing
    convertible term note payable to in-
    stitutional investors, with interest at
    the greater of 12% or prime plus 3%
    (12% as of June 30, 2005), interest,
    interest only payments commencing June
    1, 2005 until  May 19, 2008,
    collaterialized by commercial security
    agreements. See discussion of terms
    below.                                        500,000        -


    Secured, restricted, non-amortizing
    convertible term note payable to institutional
    investors, with interest at prime (6% at June 30,
    2005), interest only payments commencing June 1,
    2005 until the earlier of May 19, 2008 or the
    date the proceeds to the company are no longer
    restricted, collateralized by commercial security
    agreements. See discussion of terms below.     250,000        -

    Bridge Note payable to
    Genesis Bioventures,Inc., net of
    discount of $415,199. See discussion of
    terms below.                                      -         84,801

    Note payable to a bank, with interest
    at prime plus 2.75% (7.0% at June 30, 2004),
    due in monthly installments of principal and
    interest of $13,369 through January 2007,
    collateralized by commercial
    security agreements and a key man life insurance
    policy.                                           -        369,351

    Variable Rate Loan payable to a bank,
    with interest at prime plus 1.0%
    (minimum rate of 5.5%), due in monthly
    installments of principal and
    interest through August 2004. This loan
    payable is collateralized by
    accounts receivable and inventory and is
    an extension and conversion of a
    revolving credit agreement with the same bank
    which matured on March 31, 2004.                  -        292,507


    Notes payable, unsecured, to former
    preferred stockholders,
    with interest at 17%, due on demand.
    At June 30, 2004, the Company was in
    default on these notes. See discussion of this
    default below.                                    -         61,774

                                                ----------  ------------

                                                1,201,892      808,433

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004


                                                             2005        2004
                                                            -----       ------
    Current portion, net of current portion of discount  (221,176)    (569,988)
       Notes payable, excluding current portion        $  980,716   $  238,445
                                                      ============= ===========

    Certain of the notes payable restrict the payment of dividends on the Company's common stock. As described in note (2), Genesis advanced $500,000 to the Company under the Bridge Note. Interest accrued on the principal balance of the Bridge Note from January 14, 2005, the date the planned merger was terminated until May 19, 2005, the date the Bridge Note was purchased as part of the Private Placement Financing. The market value of the Company's stock was in excess of the potential conversion price at the date the note was executed, resulting in a beneficial conversion feature of approximately $660,000. As required by Emerging Issues Task Force Bulletins 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the entire proceeds of the Bridge Note were credited to additional paid-in capital. The Bridge Note was recorded net of a $500,000 discount, which was being accreted to interest expense over the potential term of the Bridge Note. In the Company's 10-QSB for the three and nine months ended March 31, 2004, the Bridge Note proceeds were classified in debt, rather than being reflected as additional paid-in capital. The financial statements for the year ended June 30, 2004 reflect the appropriate reclassification.

    On May 19, 2005, we entered into a series of agreements with Truk Opportunity Fund, LLC, a Delaware limited liability company, Truk International Fund, LP, a Cayman Islands company, and DCOFI Master LDC, a Cayman Islands company, which has subsequently changed its name to CAMOFI Master LDC, a Cayman Islands company (together, the "Debt Investors"), pursuant to which we issued secured convertible term notes in the aggregate principal amount of $2,420,000 due May 19, 2008, together with 6,840,000 common stock purchase warrants. In this financing, $250,000 is held in a restricted cash account. However, that amount will be released if the Company's common stock trades a minimum daily value of $25,000 at an average closing price per share of $0.40 or greater for 22 consecutive trading days. We also entered into a registration rights agreement whereby, among other things, we agreed to file a registration statement, with the SEC, to register the resale of the shares of common stock that we will issue upon exercise of the warrants held by the Debt Investors and upon conversion of their notes. We agreed to keep the registration statement effective until the date when all of the shares registered hereunder are sold or the date on which the shares registered hereunder can be sold without registration and without restriction as to the number of shares that may be sold. The notes are convertible into shares of our common stock at a conversion rate of $0.30 per share and the exercise price of the warrants is $0.23 per share, each subject to adjustments as specified in the applicable agreements. The warrants may be exercised until May 19, 2012. The estimated relative fair value of the warrants upon issuance of the convertible notes payable was calculated as $935,482 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, volatility of 159.9%, risk-free interest rate of 3.30% and an expected life of seven years. The gross proceeds of the secured convertible term notes of $2,420,000 were allocated $1,484,518 to notes payable and $935,482 to the related warrants. The market value of the Company's common stock was in excess of the effective conversion price after allocation, resulting in a beneficial conversion feature (discount) of $370,816. As required by Accounting Principles Board Opinion 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", Emerging Issues Task Force Bulletins 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004



    Adjustable Conversion Ratios" and 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the portion of the proceeds equal to the total discount attributed to both the warrants and the beneficial conversion feature was credited to additional paid in capital. The convertible debt was recorded net of the $1,306,298 total discount, which is being accreted to interest expense over the 36-month term of the notes payable.

    On June 7, 2005, the Company and former preferred stockholders, including three executive officers of the Company, agreed in principal to a transaction whereby the Company issued 885,090 shares of the Company's common stock ("Shares") and 885,090 warrants to acquire additional shares of common stock ("Warrants") in full satisfaction of all amounts owed by the Company to them pursuant to the terms of their respective promissory notes.

    Aggregate maturities of notes payable by year, as of June 30, 2005, are as follows:

Years ending June 30:
  2006                        $  445,336
  2007                           668,004
  2008                          1,306,660
                                ---------
 Less unaccreted discount on    ----------
convertible    notes            2,420,000
                               (1,218,108)
                                -----------
                                -----------
Net maturities                $ 1,201,892


(4) Employee Stock Purchase and Stock Option Plans
    Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. The plan is registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 200,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the plan. In fiscal 2005 16,145 shares were issued under the plan. In fiscal 2004 35,394 shares were issued under the plan.

    Compensation expense recognized for the 15% discount on shares purchased under this plan amounted to $1,329 and $1,882 in fiscal 2005 and 2004, respectively.





                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004



    In October 1999 and July 2000 the Company reserved a total of 200,000 shares of its common stock for an incentive stock option plan (Plan) for employees, directors and consultants. Options are granted at the discretion of the board of directors with an exercise price equal to or greater than the market value of the Company's common stock on the grant date. At the December 2002 annual stockholders meeting, the Company and its stockholders adopted the Amended and Restated 1999 Incentive Stock Plan whereby 800,000 shares of Corgenix common stock were reserved for issuance under this plan. In April 2005, the Company's Board of Directors approved the 2005 Incentive Compensation Plan whereby 1,500,000 shares of Corgenix common stock were reserved for issuance under this plan. The 2005 plan is expected to be adopted by the stockholders at its December 2005 annual stockholders meeting.

    Detail of stock option activity for the two-year period ended June 30, 2005 is as follows:


                                                           Weighted
                                              Range of      average
                                Number of     exercise     exercise
                                  shares       prices        price
                                -----------  ------------  -----------
                                -----------  ------------  -----------

    Outstanding at July 1,
    2003                         484,480    $ 0.001-3.28   $   0.509
    Granted at market price        --             --             --
    Granted  at  greater  than
    market price                   --             --             --
    Granted   at  lower   than
    market price                   --             --             --
    Exercised                    (14,733)     0.35-0.45        0.407

    Canceled                     (21,447)     0.35-1.25        0.535
                                -----------

    Outstanding at June 30,      448,300   $ 0.001-3.28        0.509
    2004
    Granted at market price        --            --              --
    Granted  at  greater  than
    market price                 640,000        0.30            0.30
    Granted   at  lower   than
    market price                   --            --              --
    Exercised                    (11,000)      0.001           0.001
    Canceled                       --            --              --

    Outstanding at June 30,     1,077,300                      0.406
    2005

    Options exercisable at       344,967                       0.568
    June 30, 2005                ========

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004

    The following table summarizes information about stock options issued to employees and directors that are outstanding at June 30, 2005:

    --------------------------------------------  -------------------
                                                     Exercisable
                 Outstanding options                   options
    --------------------------------------------  -------------------
    --------------------------------------------  -------------------
                             Weighted
                             average
                            remaining    Weighted           Weighted
       Range of             contractual   average           average
       exercise                life      exercise           exercise
        price       Number   (months)      price   Number     price
       ---------  ---------  ---------   -------  ---------  --------
       ---------  ---------  ---------   -------  ---------  --------

     $   0.001     15,000     51.9       0.001     15,000    0.001

   0.625 - 1.375   94,100     36.9        0.84     94,100     0.84
     0.30-0.45    964,600     76.4        0.34    232,267     0.42
        3.28        3,600      6.7        3.28      3,600     3.28
                  ---------  ---------   -------  ---------  --------
                  ---------  ---------   -------  ---------  --------

                  1,077,300   68.5      $ 0.38    344,967    $ 0.55
                  =========                       =======


                As of June 30, 2005, there were also 11,964,752 warrants issued to institutional investors, consultants and employees outstanding and exercisable ranging in prices from $.23 to $1.25 per share with a weighted average exercise price of $.26 per share. Fair value was determined using the Black Scholes option - pricing model with the following assumptions: no expected dividends, volatility of 159.9% in fiscal 2005, risk-free interest rate of 3.30 % in fiscal 2005 and expected lives of seven years.

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


                                    Capital      Operating
                                     Leases        Leases
                                    -------       --------
        Years ending June 30:

        2006                        $29,564        259,949
        2007                         21,060         58,643
        2008                          5,328         17,632
        2009                           --            9,132
                                      -----          -----

        Total future minimum lease
        Payments                     55,952      $ 345,356
                                                 ==========

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004


        Less amounts representing interest                   (10,828)
                                                             --------

        Present value of minimum capital lease payments       45,124

        Less current portion                                  22,370
                                                             --------

            Capital lease obligations less current portion  $ 22,754
                                                            ========

        Rent expense totaled $279,361 and $248,880 for the years ended June 30, 2005 and 2004, respectively.

    (b) Employment Agreements
        The Company has employment agreements with five key employees, all of whom are also stockholders. In addition to salary and benefit provisions, these agreements include defined commitments by the Company should the employees terminate their employment with or without cause.

(c)   Redeemable Common Stock and Warrants
        On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company's common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2005). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004

        On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. ("MBLI"), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (6% as of June 30, 2005) plus two percent with payments commencing before September 1, 2005. The shares being exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. The remaining 440,141 shares will be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

(6)     Income Taxes

    Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

                                              2005        2004
                                           -----------  ----------
Computed expected tax benefit            $ (203,860)     (43,720)
 Reduction (increase) in income taxes
 resulting from:
   Permanent differences                    257,051       12,328
   Impact of foreign loss not
    deductible in the United States           --            --
   Change in valuation allowance            314,300       73,455
   Section 382 Limitation Freeup           (169,600)        --
   Other                                   (197,891)     (42,063)
                                           -----------  ----------
                                         $    --            --
                                           ===========  ==========

    Deferred tax assets related to the Company's operations are comprised of the following at June 30, 2005.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004


    Deferred tax assets (liabilities):
    -----------------------------------------------------------------
    -----------------------------------------------------------------
              Current-
    -----------------------------------------------------------------
    -----------------------------------------------------------------
                  Salary    and    vacation
                   related accruals               $ 35,000
    -----------------------------------------------------------------
    -----------------------------------------------------------------
                  Bad debt allowance                 5,000
    -----------------------------------------------------------------
    -----------------------------------------------------------------
                  Section  263A   inventory
                   capitalization                   16,000
    -----------------------------------------------------------------
    -----------------------------------------------------------------
               Non-Current-
    -----------------------------------------------------------------
    -----------------------------------------------------------------
                   Tax    effect   of   net
                    operating loss carryforward
                    and  R  &  D  credit
                    carryforward                 1,350,000
    -----------------------------------------------------------------
    -----------------------------------------------------------------
                    Long-lived assets               (6,000)
                                                 -------------
    -----------------------------------------------------------------
    -----------------------------------------------------------------
         Net deferred tax assets                  1,400,000
    -----------------------------------------------------------------
    -----------------------------------------------------------------
         Less valuation allowance                (1,400,000)
                                                 ----------
    -----------------------------------------------------------------
    -----------------------------------------------------------------

    -----------------------------------------------------------------
    -----------------------------------------------------------------
         Net deferred tax assets                     --
    -----------------------------------------------------------------


    At June 30, 2005, the Company has a net operating loss carry forward for income tax purposes of approximately $2,400,000 expiring during the period from 2013 to 2024. Research and experimentation tax credit carry forwards approximate $402,000.The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

    A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(7) Related Party Transactions
    On May 22, 1998 and March 1, 1999, three executive officers loaned the Company a total of $57,225 which has been in default for a considerable time period. As previously mentioned, on June 7, 2005, the Company and three executive officers of the Company agreed in principal to a transaction whereby the Company issued shares of the Company's common stock ("Shares") and warrants to acquire additional shares of common stock ("Warrants") in exchange for the respective executive officer's agreement to accept the Shares and Warrants in full satisfaction of all amounts owed by the Company to them pursuant to the terms of their respective promissory notes. The Shares and Warrants exchanged for the debt owing to the executive officers were as follows:


    Executive               Principal and            Shares       Warrants
    Officer                 Interest Owed to         Exchanged    Exchanged
                                 Officer
------------------------------------------------------------------------------
    Dr. Luis R. Lopez         $42,269              169,076      169,074

    Douglass T. Simpson       $17,159               68,636       68,636

    Taryn G. Reynolds         $139,929             559,716      559,714


(8) Concentration of Credit Risk
    The Company's customers are principally located in the United States, although there are a few significant foreign customers. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables.The Company's largest customer, a company headquartered in the United States, represented approximately 3.9% and 8.5% of sales in the years ended June 30, 2005 and 2004, respectively, and approximately 3.7% and 7.9% of accounts receivable at June 30, 2005 and 2004, respectively.

(9) Reportable Segments
    The Company has two segments of business, North American and international operations. North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales. The following table sets forth selected financial data for these segments for the years ended June 30, 2005 and 2004.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements

                             June 30, 2005 and 2004


                                       Year ended June 30, 2005
                                   ----------------------------------
                                      North
                                     America  International  Total
                                   ----------  ---------- ----------

    Net sales - external         $ 4,986,472   1,498,010   6,484,482
    customers
    Net sales - intercompany       (919,647)          --    (919,647)
                                   ----------  ----------  ----------

          Total net sales        $ 4,066,825   1,498,010   5,564,835

    Depreciation and
    amortization                 $  201,075       2,275      203,350

    Interest expense             $  465,802       4,429     470,231

    Net income (loss)            $ (1,064,199)  481,741    (582,458)
    Segment assets               $ 4,553,888    438,606    4,992,494



                                       Year ended June 30, 2004
                                   ----------------------------------
                                      North
                                     America  International   Total
                                   ----------  ----------   ---------

    Net sales - external         $ 4,726,616   1,337,688    6,064,304
    customers
    Net sales - intercompany       (793,751)          --     (793,751)
                                   ----------  ----------   ---------
          Total net sales        $ 3,932,865   1,337,688    5,270,553

    Depreciation and                                         196,259
    amortization                 $  195,672         687

    Interest expense             $  165,439       2,801      168,240

    Net income (loss)            $ (482,303)    357,388     (124,915)

    Segment assets               $ 2,458,732    389,092     2,847,824

                                                                    Exhibit 31.1
                                  CERTIFICATION

I, Douglass T. Simpson, President and Chief Executive Officer, certify that:

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

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


   Date:  September 22, 2005

       /S/Douglass T. Simpson
       President and Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION


I, William H. Critchfield, Senior Vice President and Chief Financial Officer certify that:

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

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


   Date:  September 22, 2005
       /S/William H. Critchfield
       Senior Vice President and Chief Financial Officer

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


           Dated:    September 22, 2005

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

/S/Douglass T. Simpson
President and Chief Executive Officer

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


           Dated:    September 22, 2005

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



                                    CORGENIX MEDICAL CORPORATION



September 22, 2005                          By:   /s/ Douglass T. Simpson
                                                 -------------------------
                                                  Douglass T. Simpson
                                                  President and Chief
                                                  Executive Officer

Exhibit 10.7
                              MANAGEMENT AGREEMENT

This Management Agreement ("Agreement") is made and entered into as of July 1, 2005 between Corgenix Medical Corporation a Nevada corporation (the "Company"), and Luis R. Lopez (the "Executive").

The Company currently employs or intends to employ the Executive in the position of Chief Medical Officer. The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of Chief Medical Officer (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months beginning July 1, 2005 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

2. Duties, Responsibilities and Authority. In his capacities in the Position, the Executive shall have the Chief Medical Officer duties of the Company, which shall be conducted in accordance with policies established by the Company's President/CEO and the board of directors (the "Board"). In his capacities in the Position, the Executive shall report to and be subject to the direction and control of the President/CEO and the Board. The Executive shall devote his full professional and managerial time and effort to the performance of his duties as Chief Medical Officer of the Company and he shall not engage in any other business activity or activities which, in the mutual judgment of the Executive and the Board, do, in fact, conflict with the performance of his duties under this Agreement, unless agreed to in writing by the Board and attached to this Agreement. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.

3.    Compensation.

(a) Salary and Incentive Compensation. Salary and incentive compensation. For services rendered under this Agreement, the Company shall pay the Executive a monthly salary of $15,416.67 paid semi-monthly at the rate of $7,708.33 beginning July 1, 2005. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President/CEO and approved by the Board.

(b) Annual Review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased), as the President/CEO and Board deems appropriate.

(c) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $400.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with his employment by the Company.

(d) Benefits and Vacation. The Executive shall be eligible to participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on a basis at least as favorable, as well as comparable, to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President/CEO. The value of any unused vacation time shall not be paid to the Executive upon termination of his employment for any reason.

(e) Reimbursement of Expenses. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of his duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

4.    Termination.

   (a)Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party.

   (b)The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board or President/CEO, or committed gross malfeasance in performance of his duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially and adversely affected the Company or its reputation. A material failure to perform his duties hereunder that results from the disability of the Executive shall not be considered Cause.

5. Death or Disability.

   (a) In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of his death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in
      Section 3(a), above.

   (b) If, during the term of this Agreement, the Executive, in the reasonable judgment of the President/CEO or the Board, has failed to perform his duties under this Agreement on account of Executive's disability, the Company shall have the right to terminate the Executive's employment hereunder by written notification to the Executive. Executive's disability means his incapacity due to physical or mental illness such that he is unable to perform his previously assigned duties where (1) such incapacity has been determined to exist by either (x) the Company's disability insurance carrier or (y) by the concurring opinions of two licensed physicians (one selected by the Company and one by Executive), and (2) the Company has determined, based on competent medical advice, that such incapacity is likely to continue for at least six continuous months. Any such termination for disability shall be only as permitted by the Americans with Disabilities Act.

6. Severance Pay. In the event that the Executive's employment is terminated by the Company other than for Cause, the Executive shall be entitled to receive his then current compensation, payable at the Company's regular payment intervals, for eighteen (18) months following the date of the Executive's termination by the Company. If the Executive voluntarily terminates his employment hereunder, or if his employment is terminated for Cause, then the Executive shall not be entitled to any severance pay.

7. Change of Control Payment.

   (a) In the event of a Termination Upon a Change in Control, as set forth in this Paragraph 7, the Executive shall be entitled to receive a lump sum payment equal to thirty-six (36) months of his then current monthly compensation as specified in Section 3(a).

   (b) "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

      (i) the acquisition, directly or indirectly by any person or group other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, of beneficial ownership of securities possessing more than thirty percent (30%) of the total combined voting power of the. Company's outstanding securities, excluding an initial or secondary public offering;

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

   (c) "Termination Upon a Change in Control" shall mean a termination of the Executive, within eighteen (18) months after the first date on which a Change in Control occurs (the "Effective Date"), without Cause or a termination by the Executive for "Good Reason" within eighteen (18) months after the Effective Date.

      For purposes of this Agreement "Good Reason" shall include, but not be limited to, any of the following (without the Executive's express written consent):
(i) the assignment to the Executive by the Company of duties inconsistent with, or a substantial diminution in the nature or status of, the Executive's responsibilities;
(ii) a reduction by the Company in the Executive's compensation or benefits as in effect on the date of a Change in Control;
(iii) a relocation of the location of the Executive's work assignment outside the Denver, Colorado metropolitan area;
(iv) any material breach by the Company of any provision of this Agreement, if such material breach has not been cured within thirty (30) days following written notice of such breach by the Executive to the Company setting forth with specificity the nature of the breach; or
(v) any failure by the Company to obtain the assumption and performance of this Agreement by any successor (by merger, consolidation or otherwise) of the Company.

   (d) Anything in this Agreement to the contrary notwithstanding, if a Change in Control occurs and if the Executive's employment with the Company is terminated prior to the Effective Date, and if it is reasonably demonstrated by the Executive that such termination of employment (a) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or (b) otherwise arose in connection with or anticipation of a Change in Control, then for all purposes of this Agreement the Effective Date shall mean the date immediately prior to the date of such termination of employment.

   (e) Notwithstanding anything else in this Agreement, solely in the event of a Termination Upon a Change in Control, the aggregate of the amount of severance compensation payable to the Executive under this Agreement, plus any other payments or awards which would constitute a "parachute payment" for purposes of Section 280G(b)(2) of the Internal Revenue Code, shall be reduced by any amount that the Company is prohibited from deducting for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code or any successor provision. The reduction shall apply first to parachute payment amounts related to the 1999 and 2005 Incentive Stock Plans, then to severance compensation hereunder, then to any other amounts as determined by the Company.

   (f) If the Executive elects to continue group health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA) following a Termination Upon a Change in Control or termination by the Company without Cause, then the Company shall pay the difference between (a) the monthly group health insurance premium the Executive was paying immediately prior to such termination and (b) the total monthly COBRA premium in relation to the continuation of the Executive's group health insurance coverage only. Such payments will be made for a period of time equal to eighteen (18) months in the event of a termination without Cause, and thirty-six (36) months in the event of a Termination Upon a Change in Control. Notwithstanding any other provision of this Agreement,
      (1) payments under this paragraph shall cease as of the date of the termination of the Executive's COBRA coverage in accordance with Treasury Regulation ss. 54.4980B-7, Q/A-1 and (2) if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the payments described in this section shall terminate.

8. Covenant Not to Compete. During the continuance of his employment hereunder and for a period equal to the greater of (a) eighteen (18) months after termination of employment hereunder, or (b) the period of time for which severance is received, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

9.    Acceleration of Vesting.

(i) Subject to Section 7(e) of this Agreement, in the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

   (ii) In the event that the Executive's employment is terminated by the Company other than for Cause, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

10. Trade Secrets and Confidential Information. During his employment by the Company and thereafter, the Executive shall not, directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding. The Executive acknowledges access to, and receipt of, such confidential information. Upon termination of his employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by him or by others, shall be left with the Company or returned to the Company upon request. The Executive shall notify future employers of the existence of this confidentiality provision.

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

13.   Miscellaneous.

(a) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President/CEO

                                to the Executive:
                                Luis R. Lopez MD
                                 [home address]

(b) Binding Effect. This Agreement is a personal service agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, and sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

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

(f) Entire Agreement. This Agreement supersedes and replaces all prior agreements between the parties related to the employment of the Executive by the Company.

(g) Advice of Counsel. Executive acknowledges that he has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.








IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                   Executive

s/ Douglass T. Simpson                         s/ Luis R. Lopez
----------------------                         ----------------
Douglass T. Simpson                            Luis R. Lopez
President/CEO

Exhibit 10.8
                              MANAGEMENT AGREEMENT

This Management Agreement ("Agreement") is made and entered into as of July 1, 2005 between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Douglass T. Simpson (the "Executive").

The Company currently employs or intends to employ the Executive in the position of President and Chief Executive Officer ("President/CEO"). The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of President/CEO (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months, beginning July 1, 2005 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

2. Duties, Responsibilities and Authority. In his capacities in the Position, the Executive shall have the primary executive responsibility for the management of the business of the Company, which shall be conducted in accordance with policies established by the Company's board of directors (the "Board"). In his capacities in the Position, the Executive shall report to and be subject to the direction and control of the Board. The Executive shall devote his full professional and managerial time and effort to the performance of his duties as President/CEO and he shall not engage in any other business activity or activities which, in the mutual judgment of the Executive and the Board, do, in fact, conflict with the performance of his duties under this Agreement, unless agreed to in writing by the Board and attached to this Agreement. Furthermore, subject to the general direction and control of the Board, the Executive shall be in complete charge of all operations of the Company and shall have full authority and responsibility for formulating policies and administering the affairs of the Company in all respects. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.

3.    Compensation.

(a) Salary and Incentive Compensation. For services rendered under this Agreement, the Company shall pay the Executive a monthly salary of $15,000.00 paid semi-monthly at the rate of $7,500.00 beginning July 1, 2005. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the Board.

(b) Annual Review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased) as the Board deems appropriate.

(c) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $400.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with his employment by the Company.

(d)   Benefits and Vacation.  The Executive  shall be eligible to
      ---------------------
      participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on a basis at least as favorable, as well as comparable, to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the Board. The value of any unused vacation time shall not be paid to the Executive upon termination of his employment for any reason.

(e) Reimbursement of Expenses. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of his duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

4.    Termination.

   (a) Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party.

   (b) The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board, or committed gross malfeasance in performance of his duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially and adversely affected the Company or its reputation. A material failure to perform his duties hereunder that results from the disability of the Executive shall not be considered Cause.

5. Death or Disability.

   (a) In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of his death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in
      Section 3(a), above.

   (b) If, during the term of this Agreement, the Executive, in the reasonable judgment of the Board, has failed to perform his duties under this Agreement on account of Executive's disability, the Company shall have the right to terminate the Executive's employment hereunder by written notification to the Executive. Executive's disability means his incapacity due to physical or mental illness such that he is unable to perform his previously assigned duties where (1) such incapacity has been determined to exist by either (x) the Company's disability insurance carrier or (y) by the concurring opinions of two licensed physicians (one selected by the Company and one by Executive), and (2) the Company has determined, based on competent medical advice, that such incapacity is likely to continue for at least six continuous months. Any such termination for disability shall be only as permitted by the Americans with Disabilities Act.

6. Severance Pay. In the event that the Executive's employment is terminated by the Company other than for Cause, the Executive shall be entitled to receive his then current compensation, payable at the Company's regular payment intervals, for eighteen (18) months following the date of the Executive's termination by the Company. If the Executive voluntarily terminates his employment hereunder, or if his employment is terminated for Cause, then the Executive shall not be entitled to any severance pay.

7. Change of Control Payment.

   (a) In the event of a Termination Upon a Change in Control, as set forth in this Paragraph 7, the Executive shall be entitled to receive a lump sum payment equal to thirty-six (36) months of his then current monthly compensation as specified in Section 3(a).

   (b) "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

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

   (c) "Termination Upon a Change in Control" shall mean a termination of the Executive, within eighteen (18) months after the first date on which a Change in Control occurs (the "Effective Date"), without Cause or a termination by the Executive for "Good Reason" within eighteen (18) months after the Effective Date.

      For purposes of this Agreement "Good Reason" shall include, but not be limited to, any of the following (without the Executive's express written consent):
(i) the assignment to the Executive by the Company of duties inconsistent with, or a substantial diminution in the nature or status of, the Executive's responsibilities;
(ii) a reduction by the Company in the Executive's compensation or benefits as in effect on the date of a Change in Control;
(iii) a relocation of the location of the Executive's work assignment outside the Denver, Colorado metropolitan area;
(iv) any material breach by the Company of any provision of this Agreement, if such material breach has not been cured within thirty (30) days following written notice of such breach by the Executive to the Company setting forth with specificity the nature of the breach; or
(v) any failure by the Company to obtain the assumption and performance of this Agreement by any successor (by merger, consolidation or otherwise) of the Company.

   (d) Anything in this Agreement to the contrary notwithstanding, if a Change in Control occurs and if the Executive's employment with the Company is terminated prior to the Effective Date, and if it is reasonably demonstrated by the Executive that such termination of employment (a) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or (b) otherwise arose in connection with or anticipation of a Change in Control, then for all purposes of this Agreement the Effective Date shall mean the date immediately prior to the date of such termination of employment.

   (e) Notwithstanding anything else in this Agreement, solely in the event of a Termination Upon a Change in Control, the aggregate of the amount of severance compensation payable to the Executive under this Agreement, plus any other payments or awards which would constitute a "parachute payment" for purposes of Section 280G(b)(2) of the Internal Revenue Code, shall be reduced by any amount that the Company is prohibited from deducting for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code or any successor provision. The reduction shall apply first to parachute payment amounts related to the 1999 and 2005 Incentive Stock Plans, then to severance compensation hereunder, then to any other amounts as determined by the Company.

   (f) If the Executive elects to continue group health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA) following a Termination Upon a Change in Control or termination by the Company without Cause, then the Company shall pay the difference between (a) the monthly group health insurance premium the Executive was paying immediately prior to such termination and (b) the total monthly COBRA premium in relation to the continuation of the Executive's group health insurance coverage only. Such payments will be made for a period of time equal to eighteen (18) months in the event of a termination without Cause, and thirty-six (36) months in the event of a Termination Upon a Change in Control. Notwithstanding any other provision of this Agreement,
      (1) payments under this paragraph shall cease as of the date of the termination of the Executive's COBRA coverage in accordance with Treasury Regulation ss. 54.4980B-7, Q/A-1 and (2) if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the payments described in this section shall terminate.

8. Covenant Not to Compete. During the continuance of his employment hereunder and for a period equal to the greater of (a) eighteen (18) months after termination of employment hereunder, or (b) the period of time for which severance is received, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

9.    Acceleration of Vesting.

(i) Subject to Section 7(e) of this Agreement, in the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

   (ii) In the event that the Executive's employment is terminated by the Company other than for Cause, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

10. Trade Secrets and Confidential Information. During his employment by the Company and thereafter, the Executive shall not, directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding. The Executive acknowledges access to, and receipt of, such confidential information. Upon termination of his employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by him or by others, shall be left with the Company or returned to the Company upon request. The Executive shall notify future employers of the existence of this confidentiality provision.

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

13.   Miscellaneous.

(a) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President/CEO

                                to the Executive:
                               Douglass T. Simpson
                                 [home address]

(b)   Binding  Effect.  This  Agreement  is  a  personal  service
      ---------------
      agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, and sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

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

(f) Entire Agreement. This Agreement supersedes and replaces all prior agreements between the parties related to the employment of the Executive by the Company.

(g) Advice of Counsel. Executive acknowledges that he has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.




IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                   Executive



s/ Luis R. Lopez, MD                           s/Douglass T. Simpson
---------------------                          -------------------------
Luis R. Lopez, MD                              Douglass T.Simpson
Chairman of the Board of Directors
Chief Medical Officer

Exhibit 10.9

                              MANAGEMENT AGREEMENT

This Management Agreement ("Agreement") is made and entered into as of July 1, 2005 between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and William Critchfield (the "Executive").

The Company currently employs or intends to employ the Executive in the position of Senior Vice President, Finance and Administration and Chief Financial Officer ("CFO"). The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of Senior Vice President, Finance and Administration and Chief Financial Officer (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months, beginning July 1, 2005 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

2. Duties, Responsibilities and Authority. In his capacities in the Position, the Executive shall have the primary executive responsibility for the financial management of the business of the Company, which shall be conducted in accordance with policies established by the Company's President/CEO and the board of directors (the "Board"). In his capacities in the Position, the Executive shall report to and be subject to the direction and control of the President/CEO and the Board. The Executive shall devote his full professional and managerial time and effort to the performance of his duties as Vice President and Chief Financial Officer of the Company and he shall not engage in any other business activity or activities which, in the mutual judgment of the Executive and the Board, do, in fact, conflict with the performance of his duties under this Agreement, unless agreed to in writing by the Board and attached to this Agreement. Furthermore, subject to the specific direction of the President/CEO and general direction and control of the Board, the Executive shall be responsible for the financial operations and for formulating policies and administering the financial affairs of the Company. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.

3.    Compensation.

(a)   Salary and Incentive  Compensation.  For services  rendered
      ----------------------------------
      under this Agreement, the Company shall pay the Executive a monthly salary of $13,750.00 paid semi-monthly at the rate of $6,875.00 beginning July 1, 2005. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President/CEO and approved by the Board.

(b) Annual Review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased), as the President/CEO and Board deems appropriate.

(c) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $400.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with his employment by the Company.

(d)   Benefits and Vacation.  The Executive  shall be eligible to
      ---------------------
      participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on a basis at least as favorable, as well as comparable, to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President/CEO. The value of any unused vacation time shall not be paid to the Executive upon termination of his employment for any reason.

(e) Reimbursement of Expenses. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of his duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

4.    Termination.

   (a) Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party.

   (b) The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board or the President/CEO, or committed gross malfeasance in performance of his duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially and adversely affected the Company or its reputation. A material failure to perform his duties hereunder that results from the disability of the Executive shall not be considered Cause.

5. Death or Disability.

   (a) In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of his death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in
      Section 3(a), above.

   (b) If, during the term of this Agreement, the Executive, in the reasonable judgment of the President/CEO or the Board, has failed to perform his duties under this Agreement on account of Executive's disability, the Company shall have the right to terminate the Executive's employment hereunder by written notification to the Executive. Executive's disability means his incapacity due to physical or mental illness such that he is unable to perform his previously assigned duties where (1) such incapacity has been determined to exist by either (x) the Company's disability insurance carrier or (y) by the concurring opinions of two licensed physicians (one selected by the Company and one by Executive), and (2) the Company has determined, based on competent medical advice, that such incapacity is likely to continue for at least six continuous months. Any such termination for disability shall be only as permitted by the Americans with Disabilities Act.

6. Severance Pay. In the event that the Executive's employment is terminated by the Company other than for Cause, the Executive shall be entitled to receive his then current compensation, payable at the Company's regular payment intervals, for eighteen (18) months following the date of the Executive's termination by the Company. If the Executive voluntarily terminates his employment hereunder, or if his employment is terminated for Cause, then the Executive shall not be entitled to any severance pay.

7. Change of Control Payment.

   (a) In the event of a Termination Upon a Change in Control, as set forth in this Paragraph 7, the Executive shall be entitled to receive a lump sum payment equal to thirty-six (36) months of his then current monthly compensation as specified in Section 3(a).

   (b) "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

      (i) the acquisition, directly or indirectly by any person or group other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, of beneficial ownership of securities possessing more than thirty percent (30%) of the total combined voting power of the. Company's outstanding securities, excluding an initial or secondary public offering;

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

   (c) "Termination Upon a Change in Control" shall mean a termination of the Executive, within eighteen (18) months after the first date on which a Change in Control occurs (the "Effective Date"), without Cause or a termination by the Executive for "Good Reason" within eighteen (18) months after the Effective Date.

      For purposes of this Agreement "Good Reason" shall include, but not be limited to, any of the following (without the Executive's express written consent):
(i) the assignment to the Executive by the Company of duties inconsistent with, or a substantial diminution in the nature or status of, the Executive's responsibilities;
(ii) a reduction by the Company in the Executive's compensation or benefits as in effect on the date of a Change in Control;
(iii) a relocation of the location of the Executive's work assignment outside the Denver, Colorado metropolitan area;
(iv) any material breach by the Company of any provision of this Agreement, if such material breach has not been cured within thirty (30) days following written notice of such breach by the Executive to the Company setting forth with specificity the nature of the breach; or
(v) any failure by the Company to obtain the assumption and performance of this Agreement by any successor (by merger, consolidation or otherwise) of the Company.

   (d) Anything in this Agreement to the contrary notwithstanding, if a Change in Control occurs and if the Executive's employment with the Company is terminated prior to the Effective Date, and if it is reasonably demonstrated by the Executive that such termination of employment (a) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or (b) otherwise arose in connection with or anticipation of a Change in Control, then for all purposes of this Agreement the Effective Date shall mean the date immediately prior to the date of such termination of employment.

   (e) Notwithstanding anything else in this Agreement, solely in the event of a Termination Upon a Change in Control, the aggregate of the amount of severance compensation payable to the Executive under this Agreement, plus any other payments or awards which would constitute a "parachute payment" for purposes of Section 280G(b)(2) of the Internal Revenue Code, shall be reduced by any amount that the Company is prohibited from deducting for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code or any successor provision. The reduction shall apply first to parachute payment amounts related to the 1999 and 2005 Incentive Stock Plans, then to severance compensation hereunder, then to any other amounts as determined by the Company.

   (f) If the Executive elects to continue group health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA) following a Termination Upon a Change in Control or termination by the Company without Cause, then the Company shall pay the difference between (a) the monthly group health insurance premium the Executive was paying immediately prior to such termination and (b) the total monthly COBRA premium in relation to the continuation of the Executive's group health insurance coverage only. Such payments will be made for a period of time equal to eighteen (18) months in the event of a termination without Cause, and thirty-six (36) months in the event of a Termination Upon a Change in Control. Notwithstanding any other provision of this Agreement,
      (1) payments under this paragraph shall cease as of the date of the termination of the Executive's COBRA coverage in accordance with Treasury Regulation ss. 54.4980B-7, Q/A-1 and (2) if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the payments described in this section shall terminate.

8. Covenant Not to Compete. During the continuance of his employment hereunder and for a period equal to the greater of (a) eighteen (18) months after termination of employment hereunder, or (b) the period of time for which severance is received, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

9.    Acceleration of Vesting.

(i) Subject to Section 7(e) of this Agreement, in the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

   (ii) In the event that the Executive's employment is terminated by the Company other than for Cause, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

10. Trade Secrets and Confidential Information. During his employment by the Company and thereafter, the Executive shall not, directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding. The Executive acknowledges access to, and receipt of, such confidential information. Upon termination of his employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by him or by others, shall be left with the Company or returned to the Company upon request. The Executive shall notify future employers of the existence of this confidentiality provision.

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

13.   Miscellaneous.

(a) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President/CEO

                                to the Executive:
                               William Critchfield
                                 [home address]

(b)   Binding  Effect.  This  Agreement  is  a  personal  service
      ---------------
      agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, and sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

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

(f) Entire Agreement. This Agreement supersedes and replaces all prior agreements between the parties related to the employment of the Executive by the Company.

(g) Advice of Counsel. Executive acknowledges that he has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                   Executive



s/ Douglass T. Simpson                         s/ William Critchfield
-----------------------                         ----------------------
Douglass T. Simpson                            William Critchfield
President/CEO

Exhibit 10.10
                              MANAGEMENT AGREEMENT

This Management Agreement ("Agreement") is made and entered into as of July 1, 2005 between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Ann L. Steinbarger (the "Executive").

The Company currently employs or intends to employ the Executive in the position of Senior Vice President Operations. The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of Senior Vice President Operations (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months, beginning July 1, 2005 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

2. Duties, Responsibilities and Authority. In her capacities in the Position, the Executive shall have the primary sales and marketing, manufacturing, product support and quality control responsibility for the business of the Company, which shall be conducted in accordance with policies established by the Company's President/CEO and the board of directors (the "Board"). In her capacities in the Position, the Executive shall report to and be subject to the direction and control of the President/CEO and the Board. The Executive shall devote her full professional and managerial time and effort to the performance of her duties as Senior Vice President, Operations of the Company and she shall not engage in any other business activity or activities which, in the mutual judgment of the Executive and the Board, do, in fact, conflict with the performance of her duties under this Agreement, unless agreed to in writing by the Board and attached to this Agreement. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.

3.    Compensation.

(a)   Salary and Incentive  Compensation.  For services  rendered
      ----------------------------------
      under this Agreement, the Company shall pay the Executive a monthly salary of $12,500.00 paid semi-monthly at the rate of $6,250.00 beginning July 1, 2005. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President/CEO and approved by the Board.

(b) Annual Review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased), as the President/CEO and Board deems appropriate.

(c) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $400.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with her employment by the Company.

(d)   Benefits and Vacation.  The Executive  shall be eligible to
      ---------------------
      participate in such insurance programs (health, disability, or life) or such other health, dental, retirement, or similar employee benefits programs as the Board may approve, on a basis at least as favorable, as well as comparable, to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President/CEO. The value of any unused vacation time shall not be paid to the Executive upon termination of her employment for any reason.

(e) Reimbursement of Expenses. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of her duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

4.    Termination.

   (a) Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party.

   (b) The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board or President/CEO, or committed gross malfeasance in performance of her duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially and adversely affected the Company or its reputation. A material failure to perform her duties hereunder that results from the disability of the Executive shall not be considered Cause.

5. Death or Disability.

   (a) In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of her death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in
      Section 3(a), above.

   (b) If, during the term of this Agreement, the Executive, in the reasonable judgment of the President/CEO or the Board, has failed to perform her duties under this Agreement on account of Executive's disability, the Company shall have the right to terminate the Executive's employment hereunder by written notification to the Executive. Executive's disability means her incapacity due to physical or mental illness such that she is unable to perform her previously assigned duties where (1) such incapacity has been determined to exist by either (x) the Company's disability insurance carrier or (y) by the concurring opinions of two licensed physicians (one selected by the Company and one by Executive), and (2) the Company has determined, based on competent medical advice, that such incapacity is likely to continue for at least six continuous months. Any such termination for disability shall be only as permitted by the Americans with Disabilities Act.

6. Severance Pay. In the event that the Executive's employment is terminated by the Company other than for Cause, the Executive shall be entitled to receive her then current compensation, payable at the Company's regular payment intervals, for eighteen (18) months following the date of the Executive's termination by the Company. If the Executive voluntarily terminates her employment hereunder, or if her employment is terminated for Cause, then the Executive shall not be entitled to any severance pay.

7. Change of Control Payment.

   (a) In the event of a Termination Upon a Change in Control, as set forth in this Paragraph 7, the Executive shall be entitled to receive a lump sum payment equal to thirty-six (36) months of her then current monthly compensation as specified in Section 3(a).

   (b) "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

      (i) the acquisition, directly or indirectly by any person or group other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, of beneficial ownership of securities possessing more than thirty percent (30%) of the total combined voting power of the. Company's outstanding securities, excluding an initial or secondary public offering;

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

   (c) "Termination Upon a Change in Control" shall mean a termination of the Executive, within eighteen (18) months after the first date on which a Change in Control occurs (the "Effective Date"), without Cause or a termination by the Executive for "Good Reason" within eighteen (18) months after the Effective Date.

      For purposes of this Agreement "Good Reason" shall include, but not be limited to, any of the following (without the Executive's express written consent):
(i) the assignment to the Executive by the Company of duties inconsistent with, or a substantial diminution in the nature or status of, the Executive's responsibilities;
(ii) a reduction by the Company in the Executive's compensation or benefits as in effect on the date of a Change in Control;
(iii) a relocation of the location of the Executive's work assignment outside the Denver, Colorado metropolitan area;
(iv) any material breach by the Company of any provision of this Agreement, if such material breach has not been cured within thirty (30) days following written notice of such breach by the Executive to the Company setting forth with specificity the nature of the breach; or
(v) any failure by the Company to obtain the assumption and performance of this Agreement by any successor (by merger, consolidation or otherwise) of the Company.

   (d) Anything in this Agreement to the contrary notwithstanding, if a Change in Control occurs and if the Executive's employment with the Company is terminated prior to the Effective Date, and if it is reasonably demonstrated by the Executive that such termination of employment (a) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or (b) otherwise arose in connection with or anticipation of a Change in Control, then for all purposes of this Agreement the Effective Date shall mean the date immediately prior to the date of such termination of employment.

   (e) Notwithstanding anything else in this Agreement, solely in the event of a Termination Upon a Change in Control, the aggregate of the amount of severance compensation payable to the Executive under this Agreement, plus any other payments or awards which would constitute a "parachute payment" for purposes of Section 280G(b)(2) of the Internal Revenue Code, shall be reduced by any amount that the Company is prohibited from deducting for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code or any successor provision. The reduction shall apply first to parachute payment amounts related to the 1999 and 2005 Incentive Stock Plans, then to severance compensation hereunder, then to any other amounts as determined by the Company.

   (f) If the Executive elects to continue group health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA) following a Termination Upon a Change in Control or termination by the Company without Cause, then the Company shall pay the difference between (a) the monthly group health insurance premium the Executive was paying immediately prior to such termination and (b) the total monthly COBRA premium in relation to the continuation of the Executive's group health insurance coverage only. Such payments will be made for a period of time equal to eighteen (18) months in the event of a termination without Cause, and thirty-six (36) months in the event of a Termination Upon a Change in Control. Notwithstanding any other provision of this Agreement,
      (1) payments under this paragraph shall cease as of the date of the termination of the Executive's COBRA coverage in accordance with Treasury Regulation ss. 54.4980B-7, Q/A-1 and (2) if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the payments described in this section shall terminate.

8. Covenant Not to Compete. During the continuance of her employment hereunder and for a period equal to the greater of (a) eighteen (18) months after termination of employment hereunder, or (b) the period of time for which severance is received, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

9.    Acceleration of Vesting.

(i) Subject to Section 7(e) of this Agreement, in the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

   (ii) In the event that the Executive's employment is terminated by the Company other than for Cause, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

10. Trade Secrets and Confidential Information. During her employment by the Company and thereafter, the Executive shall not, directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding. The Executive acknowledges access to, and receipt of, such confidential information. Upon termination of her employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by him or by others, shall be left with the Company or returned to the Company upon request. The Executive shall notify future employers of the existence of this confidentiality provision.

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

13.   Miscellaneous.

(a) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President/CEO

                                to the Executive:
                               Ann L. Steinbarger
                                 [home address]

(b)   Binding  Effect.  This  Agreement  is  a  personal  service
      ---------------
      agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, and sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

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

(f) Entire Agreement. This Agreement supersedes and replaces all prior agreements between the parties related to the employment of the Executive by the Company.

(g) Advice of Counsel. Executive acknowledges that she has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.



IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                   Executive



s/ Douglass T. Simpson                         s/Ann L. Steinbarger
----------------------                          --------------------
Douglass T. Simpson                            Ann L. Steinbarger
President/CEO

Exhibit 10.11
                              MANAGEMENT AGREEMENT

This Management Agreement ("Agreement") is made and entered into as of July 1, 2005 between Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Taryn G. Reynolds (the "Executive").

The Company currently employs the Executive in the position of Vice President, Facilities and Information Technology. The Company and the Executive desire to enter into an Employment Agreement setting forth the terms of the Executive's employment in such capacities by the Company. In consideration of the mutual promises contained herein, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Employment; Position; Term. The Company and the Executive hereby agree to the Executive's employment by the Company in the position of Vice President, Facilities and Information Technology (the "Position"). Subject to Section 4, the term of this employment shall be for thirty-six (36) months, beginning July 1, 2005 and it shall be continuously renewed and extended, unless otherwise terminated as provided for herein, so that it shall be effective for thirty-six (36) months from any date, irrespective of the anniversary date of this Agreement.

2. Duties, Responsibilities and Authority. In his capacities in the Position, the Executive shall have the primary responsibility for the facilities and the information and communication technology of the Company, which shall be conducted in accordance with policies established by the Company's President/CEO and the board of directors (the "Board"). In his capacities in the Position, the Executive shall report to and be subject to the direction and control of the President/CEO. The Executive shall devote his full professional and managerial time and effort to the performance of his duties as Vice President, Facilities and Technology of the Company and she shall not engage in any others business activity or activities which, in the mutual judgment of the Executive and the Board, do, in fact, conflict with the performance of his duties under this Agreement, unless agreed to in writing by the Board and attached to this Agreement. Furthermore, subject to the specific direction of the President/CEO and general direction and control of the Board, the Executive shall be responsible for the information and communication technology of the Company and shall be responsible for formulating policies and administering the information and communication technology of the Company. Both the Company and the Executive acknowledge that the services to be provided by Executive are critical to the Company's business.

3.    Compensation.

(a)   Salary and Incentive  Compensation.  For services  rendered
      ----------------------------------
      under this Agreement, the Company shall pay the Executive a monthly salary of $9,613.17 paid semi-monthly at the rate of $4,806.58 beginning July 1, 2005. In addition, each year during the term of this Agreement, the Executive shall be eligible to receive additional incentive compensation as shall be determined by the President/CEO and approved by the Board.

(b) Annual Review. The Executive's salary shall be reviewed annually beginning with the first anniversary of the date first written above, and it may be increased (but not decreased), as the President/CEO and Board deems appropriate.

(c) Automobile expense reimbursement. The Company shall reimburse the Executive in the amount of $400.00 per month for reasonable and necessary automobile expenses to be incurred by the Executive in connection with his employment by the Company.

(d)   Benefits and Vacation.  The Executive  shall be eligible to
      ---------------------
      participate in such insurance programs (health, disability, or life) or such others health, dental, retirement, or similar employee benefits programs as the Board may approve, on a basis at least as favorable, as well as comparable, to that available to other officers and executive employees of the Company. The Executive may participate in stock option programs of the Company upon such terms as the administrators of such programs in their discretion determine. The Executive shall be entitled to paid time off from work at the discretion of the President/CEO. The value of any unused vacation time shall not be paid to the Executive upon termination of his employment for any reason.

(e) Reimbursement of Expenses. The Company shall reimburse the Executive for all reasonable out-of pocket expenses incurred by the Executive in connection with the business of the Company and in the performance of his duties under this Agreement upon the Executive's presentation to the Company of an itemized accounting of such expenses with reasonable supporting data.

4.    Termination.

   (a) Either party may terminate the Executive's employment under this Agreement, without cause, upon one (1) month's written advance notice to the other party.

   (b) The Company may terminate the Executive's employment for "Cause" (as hereinafter defined) immediately upon written notice stating the basis for such termination. "Cause" for termination of the Executive's employment shall only be deemed to exist if the Executive has breached this Agreement, exhibited willful disobedience of directions of the Board or President/CEO, or committed gross malfeasance in performance of his duties hereunder or acts resulting in an indictment charging the Executive with commission of a felony; provided that the commission of acts resulting in such an indictment shall constitute Cause only if a majority of the directors who are not also subject to any such indictment determine that the Executive's conduct has substantially and adversely affected the Company or its reputation. A material failure to perform his duties hereunder that results from the disability of the Executive shall not be considered Cause.

5. Death or Disability.

   (a) In the event of the death of the Executive, except with respect to any benefits which have accrued and have not been paid to the Executive hereunder, the provisions of this Agreement shall terminate immediately. However, the Executive's estate shall have the right to receive compensation due to the Executive as of and to the date of his death and, furthermore, to receive an additional amount equal to one twelfth (1/12) of the Executive's annual compensation then in effect as specified in
      Section 3(a), above.

   (b) If, during the term of this Agreement, the Executive, in the reasonable judgment of the President/CEO or the Board, has failed to perform his duties under this Agreement on account of Executive's disability, the Company shall have the right to terminate the Executive's employment hereunder by written notification to the Executive. Executive's disability means his incapacity due to physical or mental illness such that he is unable to perform his previously assigned duties where (1) such incapacity has been determined to exist by either (x) the Company's disability insurance carrier or (y) by the concurring opinions of two licensed physicians (one selected by the Company and one by Executive), and (2) the Company has determined, based on competent medical advice, that such incapacity is likely to continue for at least six continuous months. Any such termination for disability shall be only as permitted by the Americans with Disabilities Act.

6. Severance Pay. In the event that the Executive's employment is terminated by the Company other than for Cause, the Executive shall be entitled to receive his then current compensation, payable at the Company's regular payment intervals, for eighteen (18) months following the date of the Executive's termination by the Company. If the Executive voluntarily terminates his employment hereunder, or if his employment is terminated for Cause, then the Executive shall not be entitled to any severance pay.

7. Change of Control Payment.

   (a) In the event of a Termination Upon a Change in Control, as set forth in this Paragraph 7, the Executive shall be entitled to receive a lump sum payment equal to thirty-six (36) months of his then current monthly compensation as specified in Section 3(a).

   (b) "Change in Control" shall mean a change in ownership or control of the Company effected through any of the following transactions:

      (i) the acquisition, directly or indirectly by any person or group other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, of beneficial ownership of securities possessing more than thirty percent (30%) of the total combined voting power of the. Company's outstanding securities, excluding an initial or secondary public offering;

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

   (c) "Termination Upon a Change in Control" shall mean a termination of the Executive, within eighteen (18) months after the first date on which a Change in Control occurs (the "Effective Date"), without Cause or a termination by the Executive for "Good Reason" within eighteen (18) months after the Effective Date.

      For purposes of this Agreement "Good Reason" shall include, but not be limited to, any of the following (without the Executive's express written consent):
(i) the assignment to the Executive by the Company of duties inconsistent with, or a substantial diminution in the nature or status of, the Executive's responsibilities;
(ii) a reduction by the Company in the Executive's compensation or benefits as in effect on the date of a Change in Control;
(iii) a relocation of the location of the Executive's work assignment outside the Denver Colorado metropolitan area;
(iv) any material breach by the Company of any provision of this Agreement, if such material breach has not been cured within thirty (30) days following written notice of such breach by the Executive to the Company setting forth with specificity the nature of the breach; or
(v) any failure by the Company to obtain the assumption and performance of this Agreement by any successor (by merger, consolidation or otherwise) of the Company.

   (d) Anything in this Agreement to the contrary notwithstanding, if a Change in Control occurs and if the Executive's employment with the Company is terminated prior to the Effective Date, and if it is reasonably demonstrated by the Executive that such termination of employment (a) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control or (b) otherwise arose in connection with or anticipation of a Change in Control, then for all purposes of this Agreement the Effective Date shall mean the date immediately prior to the date of such termination of employment.

   (e) Notwithstanding anything else in this Agreement, solely in the event of a Termination Upon a Change in Control, the aggregate of the amount of severance compensation payable to the Executive under this Agreement, plus any other payments or awards which would constitute a "parachute payment" for purposes of Section 280G(b)(2) of the Internal Revenue Code, shall be reduced by any amount that the Company is prohibited from deducting for federal income tax purposes by virtue of Section 280G of the Internal Revenue Code or any successor provision. The reduction shall apply first to parachute payment amounts related to the 1999 and 2005 Incentive Stock Plans, then to severance compensation hereunder, then to any other amounts as determined by the Company.

   (f) If the Executive elects to continue group health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA) following a Termination Upon a Change in Control or termination by the Company without Cause, then the Company shall pay the difference between (a) the monthly group health insurance premium the Executive was paying immediately prior to such termination and (b) the total monthly COBRA premium in relation to the continuation of the Executive's group health insurance coverage only. Such payments will be made for a period of time equal to eighteen (18) months in the event of a termination without Cause, and thirty-six (36) months in the event of a Termination Upon a Change in Control. Notwithstanding any other provision of this Agreement,
      (1) payments under this paragraph shall cease as of the date of the termination of the Executive's COBRA coverage in accordance with Treasury Regulation ss. 54.4980B-7, Q/A-1 and (2) if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the payments described in this section shall terminate.

8. Covenant Not to Compete. During the continuance of his employment hereunder and for a period equal to the greater of (a) eighteen (18) months after termination of employment hereunder, or (b) the period of time for which severance is received, the Executive shall not, anywhere in the United States, engage in any business which competes directly with the Company. The Company and the Executive both acknowledge the importance and value of the Executive's services to the Company.

9.    Acceleration of Vesting.

(i) Subject to Section 7(e) of this Agreement, in the event of a Change in Control of the Company, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) as of the day before the consummation of such Change in Control shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

   (ii) In the event that the Executive's employment is terminated by the Company other than for Cause, all awards due to the Executive outstanding under the Company's 1999 and 2005 Incentive Stock Plans (or other incentive stock plans) shall automatically accelerate so that each Stock Option shall become fully exercisable with respect to the total number of shares subject to such stock option and may be exercised for any or all of those shares as fully-vested shares of common stock as of such date, without regard to the conditions expressed in the agreements relating to such stock option.

10. Trade Secrets and Confidential Information. During his employment by the Company and thereafter, the Executive shall not, directly or indirectly, use, disseminate, or disclose for any purpose other than for the purposes of the Company's business, any of the Company's confidential information or trade secrets, unless such disclosure is compelled in a judicial proceeding. The Executive acknowledges access to, and receipt of, such confidential information. Upon termination of his employment, all documents, records, notebooks, and similar repositories of records containing information relating to any trade secrets or confidential information then in the Executive's possession or control, whether prepared by him or by others, shall be left with the Company or returned to the Company upon request. The Executive shall notify future employers of the existence of this confidentiality provision.

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

13.   Miscellaneous.

(a) Notices. Any notice required or permitted to be given under this Agreement shall be directed to the appropriate party in writing and mailed or delivered,

      to the Company:
      10261 Tejon Street
      Westminster CO 80234
      Attn: President/CEO

                                to the Executive:
                                Taryn G Reynolds
                                 [home address]

(b)   Binding  Effect.  This  Agreement  is  a  personal  service
      ---------------
      agreement and may not be assigned by the Company or the Executive, except that the Company may assign this Agreement to a successor by merger, consolidation, and sale of assets or other reorganization. Subject to the forgoing, this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors, assigns, and legal representatives.

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

(f) Entire Agreement. This Agreement supersedes and replaces all prior agreements between the parties related to the employment of the Executive by the Company.

(g) Advice of Counsel. Executive acknowledges that she has had the opportunity to seek the advice of counsel relating to this Agreement prior to execution of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

Corgenix Medical Corporation                   Executive



s/ Douglass T. Simpson                         s/ Taryn G Reynolds
----------------------                         ---------------------
Douglass T. Simpson                            Taryn G Reynolds
President/CEO

Exhibit 10.26

  PRODUCT DEVELOPMENT, MANUFACTURING AND DISTRIBUTION AGREEMENT

      This agreement (the "Agreement") is entered into this 13th day of May, 2004, by and between Corgenix, Inc., a corporation organized and existing under the laws of the State of Delaware, U.S.A. and having its principal place of business at 12061 Tejon Street, Westminster, Colorado, 80234 U.S.A. (hereinafter referred to as "Corgenix"), and Creative Clinical Concepts, Inc., a corporation organized and existing under the laws of Colorado and having its principal place of business at 210 St. Paul Street, #200, Denver, Colorado 80206 U.S.A. (hereinafter referred to as "CCC").

                                    RECITALS

      WHEREAS, Corgenix is the owner of all rights, title and interest in and to the Corgenix Technology (as hereinafter defined) including Corgenix Patent Rights (as hereinafter defined) and Corgenix Know-How (as hereinafter defined) relating thereto; and

      WHEREAS, CCC is the owner of all rights, title and interest in and to the CCC Technology (as hereinafter defined) including CCC Patent Rights (as hereinafter defined) and CCC Know-How (as hereinafter defined) relating thereto; and

      WHEREAS, Corgenix is engaged in the business of developing, manufacturing and distributing diagnostic tests and related products worldwide, and desires to participate with CCC in the joint development and manufacture of selected diagnostic tests ("Joint Products", as hereinafter defined) using Corgenix Technology and CCC Technology and to obtain from CCC the rights to distribute these products, subject to the terms and conditions set forth herein; and

      WHEREAS, CCC is engaged in the business of selling and distributing research laboratory products worldwide, and desires to participate with Corgenix in the joint development, manufacture and distribution of Joint Products using Corgenix Technology and CCC Technology, subject to the terms and conditions set forth herein; and

      Whereas, Corgenix and CCC are willing to grant to each other the rights to develop, manufacture and distribute such Joint Products, subject to the terms and conditions set forth herein;

      NOW, THEREFORE, in consideration of the above recitals, and in consideration of the mutual covenants and agreements hereinafter set forth, the parties do hereby agree as follows:


                                    AGREEMENT

1.         Article 1.Definitions

1.1. "Corgenix Technology" means the Corgenix Patent Rights (defined below) and Corgenix Know-How (defined below) collectively.

1.1.1. "Corgenix Patent Rights" means any and all claims made by and all patent applications and issued patents held by Corgenix in connection with the Corgenix enzyme immunoassay technology; and

1.1.2.     "Corgenix  Know-How"  shall mean the  accumulation  of
             skills, processes and experience, including formulas and specifications, heretofore developed by Corgenix pertaining to the Corgenix enzyme immunoassay technology, including, but not limited to, any and all technical information, trade secrets, test results, studies and analysis, approved vendor list for any raw materials, pre-clinical and clinical data, manufacturing data, formulation or production technology, engineering or assembly methods and other information necessary or useful in the manufacture, sale and use of the Joint Products.

1.2. "CCC Technology" means the CCC Patent Rights (defined below) and CCC Know-How (defined below) collectively.

1.2.1. "CCC Patent Rights" means any and all claims made by and all patent applications and issued patents held by CCC; and

1.2.2.     "CCC Know-How" shall mean the  accumulation of skills,
             processes and experience, including formulas and specifications, heretofore developed by CCC pertaining to the CCC Technology, including, but not limited to, any and all technical information, trade secrets, test results, studies and analysis, approved vendor list for any raw materials, pre-clinical and clinical data, manufacturing data, formulation or production technology, engineering or assembly methods and other information necessary or useful in the manufacture, sale and use of the Joint Products.

1.3. "Joint Products" means and includes any product or group of products developed by the parties under the terms of this Agreement. Appendix A attached hereto contains an initial list of the Joint Products to be developed by the parties. The list of Joint Products set forth in Appendix A may be amended from time to time by mutual agreement of the parties.

1.4. "Affiliate" shall mean and include any individual, corporation, partnership, limited liability company, joint venture, business association or entity that controls, is controlled by, or is under common control with the specified party. For purposes of this definition, "Control" shall mean direct or indirect beneficial ownership of more than fifty percent (50%) of the voting stock or other equity ownership interest of, or fifty percent (50%) or more interest in the income of, such entity.

1.5. "Effective Date" shall mean the date this Agreement becomes effective as set forth on the first page hereof.

1.6. "Standard Cost" for each Joint Product shall mean the fully burdened standard manufacturing cost calculated in accordance with Corgenix standard cost accounting practice, consistently applied, based on the standard cost of materials, direct labor and allocable manufacturing overhead.

1.7. "Net Sales" shall mean the gross amount invoiced by Corgenix or CCC for the sale or other disposition of a particular Joint Product, less
           (a) discounts actually allowed, (b) credits or price reductions for claims, allowances, recalls or returns, or for spoiled, damaged or outdated goods, (c) transportation and insurance charges separately set forth on the invoice for shipping the Joint Product to the customer, (d) customs duties and similar governmental charges, and
           (e) any sales, excise or other taxes or governmental charges levied on the sale or disposition of the Joint Product.

1.8. "Retail Price" shall mean the published list-price of the Joint Product(s) as set forth in Company literature.

1.9. "Strategy Committee" shall mean a committee of persons consisting of employees of Corgenix and CCC, in equal numbers from each party, responsible for planning, implementing and monitoring all collaborative efforts between the two parties.

1.10. "Committee Report" shall mean written reports issued by the Strategy Committee to both parties providing updates on all key issues before the Strategy Committee, including but not limited to, the status of all development projects for Joint Products.

1.11. "Customer" means any customer such as independent laboratory, hospital or physician laboratory, authorized Corgenix Distributor or OEM Partner.


2.         Article 2. Development of Joint Products

2.1. Selection of Joint Products. Subject to the terms and conditions herein set forth, the parties agree that the Strategy Committee will routinely review market opportunities in order to identify potential projects for joint development.

2.2. Exchange of General Information. Following selection of a project and written designation as a potential Joint Product, the parties agree to exchange key information and know-how about the Joint Product to be developed, including, but not limited to: market expectations, competitor identification, competitor test kit features and benefits, sources of antibodies, antigens, standard material and other critical components, sources for clinical samples and clinical trials, literature references, and names of key contacts and consultants.

2.3. Development of Project Specifications. For each Joint Product to be developed, Corgenix will prepare and submit to CCC for approval written product specifications including design criteria, cost and time estimates with milestones, proposed clinical testing requirements, critical component requirements and regulatory issues. CCC will review the specifications and either (a) provide written acceptance of the proposed specifications to Corgenix, or (b) promptly notify Corgenix in writing of any requested changes to items in the specifications, or c) in case of disagreement, the two parties will seek the recommendation of a third party scientific advisor chosen by the Strategy Committee, or d) decline to develop the Joint Products.

2.3.1. The project specifications shall include the monthly fee to be paid by CCC pursuant to Article 2.7.

2.4. Development of Joint Product. Corgenix shall develop each Joint Product according to the project specifications. Product development shall occur at Corgenix facilities or at other sites designated by the Strategy Committee.

2.5. Progress Reports. Corgenix will provide written progress reports to CCC on a routine basis. These reports will include technical updates, any changes to published milestones, and a revised estimate of total development expenses to be incurred in the development of the Joint Product.

2.6. Approval of Prototype. At the conclusion of product development, Corgenix will provide a prototype of the Joint Product to CCC for evaluation and approval. CCC will analyze the prototype product and either (a) provide written acceptance of the prototype, or (b) promptly notify Corgenix in writing of details in which, in the opinion of CCC, the prototype fails to meet the specifications established in Article 2.3. In case of disagreement, the two parties will negotiate in good faith any differences.

2.7. Payment for Project Expenses. For each Joint Product to be developed, each party will contribute fifty percent (50%) of the total cost of development.

2.7.1.     CCC shall pay to  Corgenix  a monthly  fee  calculated
             as: the total estimated development expense divided by two divided by the number of months estimated for the development project. (For example, for a development project expected to cost $120,000 and require 12 months for development, the monthly fee paid by CCC to Corgenix would be $5,000.)

2.7.2. Development project expenses shall include, but not be limited to, direct and indirect labor, materials and outside services, including the costs of U.S. regulatory filing pursuant to Article 7.1 and European regulatory filing pursuant to Article 7.3.

2.7.3.     Upon  completion of the development of a Joint Product
             and submission by Corgenix to the US Food and Drug Administration (FDA) for approval, Corgenix will issue a report with a detailed accounting of development expenses incurred. CCC will review the expense accounting and either (a) promptly notify Corgenix of its acceptance of the accounting, or
             (b) promptly notify Corgenix in writing of details in which, in the opinion of the party, the final expenses are incorrect or inappropriate. In case of disagreement, the two parties will negotiate in good faith any differences.

2.7.4.     Audit.  Corgenix  shall  keep  sufficient  records  of
             development project expenses and shall permit its books and records to be examined periodically during reasonable business hours by an independent certified public accountant selected and compensated by CCC to verify the calculation of expenses and to otherwise ensure compliance with the terms of this Agreement.

2.7.5. Payment. Following acceptance of both parties of the accounting of the development costs of a Joint Product, a party owing the other party may pay the amount owed by a) immediate payment to the other of the remaining balance of expenses incurred in the development of the Joint Product; or b) other methods to be determined by the parties.

2.8. Revision of total expense estimates. Corgenix shall promptly notify CCC in writing if, during the development of a Joint Product, Corgenix estimates that after completion of the development project, the total development expense for the Joint Product will exceed by ten percent (10%) the original total development expense projection as specified in Article 2.3. Following such determination and notice, the two parties shall negotiate in good faith a resolution of the problem.


3.         Article 3. Manufacturing of Joint Products

3.1. Manufacturing Rights. Subject to the terms and conditions hereinafter set forth, Corgenix shall have the rights to manufacture the Joint Products. Corgenix shall be entitled to sublicense the rights conferred upon it under this Article 3, but only to the extent necessary to allow third parties to manufacture Joint Products for and on behalf of Corgenix or an Affiliate, and provided that (i) Corgenix shall give CCC thirty (30) days written notice before any such sublicense shall become effective; (ii) any such sublicense shall be subject in all respects to the restrictions, exceptions and provisions contained in this Agreement; (iii) no such sublicense shall relieve Corgenix of its obligations hereunder; and (iv) Corgenix and each such sublicensee shall execute documents to the foregoing effect reasonably acceptable to CCC, a copy thereof furnished to CCC promptly after execution and delivery.

3.1.1.     Should   Corgenix  be  unable  to  manufacture   Joint
             Products, Corgenix shall transfer to CCC all existing technology and know-how arising from the development of the Joint Products, including but not limited to regulatory, design control and manufacturing documentation, to enable CCC, or a third party, to manufacture Joint Products for CCC.

3.2. Quality Assurance. Corgenix shall strictly adhere to the quality control procedures and specifications for the manufacture and performance of Joint Products as may be necessary to meet applicable governmental specifications for the manufacture of the Joint Products. Corgenix shall furnish CCC with copies of test results and other finite data supporting quality control if so requested in writing.

3.3. Technology License. Subject to the terms of this Agreement, each party hereby grants to the other party a perpetual, worldwide, transferable, non-exclusive, non-royalty-bearing license using Corgenix Technology and CCC Technology to make, use and sell the Joint Products. Use of this license requires mutual agreement through the Strategy Committee.

3.4. Technical Assistance. CCC shall assist Corgenix in establishing its manufacturing operations for the production of the Joint Products. CCC shall promptly transfer to Corgenix the know-how necessary to produce Joint Products and provide all reasonable technical assistance requested to facilitate the transmission of such know-how and to solve such production problems as may arise in connection with the production of Joint Products. Any costs associated with CCC personnel's involvement in this process will be included in the Project Expenses as described in Article 2.7.


4.         Article 4. Distribution, Payment and Pricing of Joint Products

4.1. Distribution. Subject to the terms of this Agreement, Corgenix and CCC shall each have the exclusive worldwide rights to distribute the Joint Products as described in Appendix A, including the rights to distribute to other parties under private label or OEM agreements, throughout the world. The Strategy Committee will oversee the Distribution of Joint Products.

4.2. Payments. It is the intention of the parties to split the profits from Net Sales of the Joint Products, equally, with the logistics of payments to be determined by the Strategy Committee, individually, based on manufacturing costs, market conditions and gross margins.

4.2.1. Upon receipt of FDA clearance of Joint Products, CCC will provide Corgenix a list of current customers. Profits on sales to this current customer list will be split 70% to CCC and 30% to Corgenix for the next twenty-four (24) months, from date of FDA clearance. After this twenty-four (24) month period, profits on sales to all customers will be split equally as described in Article 4.2.

4.3. Pricing. For all Joint Products, Corgenix and CCC by mutual agreement, through the Strategy Committee, shall determine the Retail Price, including average and lowest selling price targets, and pricing for specific CCC customers.


5.         Article 5.Confidentiality

5.1. Confidentiality of CCC. CCC acknowledges that during the course of this Agreement it will become privy to confidential information of Corgenix concerning Corgenix itself, Corgenix Technology, Corgenix business strategy, and other technical, business and financial matters. CCC accordingly agrees to hold all such information so designated by Corgenix in strictest confidence and not to disclose any such information to a third party except as expressly permitted by Corgenix in writing, or use such information for any purpose other than the purposes hereof, unless such information was already in the possession of CCC at the time of receipt from Corgenix or such information is or becomes public knowledge through no fault of CCC or is provided in good faith to CCC by any independent third party who has the right to disclose such information. This Article shall survive any termination of this Agreement for a period of 5 (five) years.

5.2. Confidentiality of Corgenix. Corgenix acknowledges that during the course of this Agreement it will become privy to confidential information of CCC concerning CCC itself, CCC 's business strategy, and other technical, business and financial matters. Corgenix accordingly agrees to hold all such information so designated by CCC in strictest confidence and not to disclose any such information to a third party except as expressly permitted by CCC in writing, or use such information for any purpose other than the purposes hereof, unless such information was already in the possession of Corgenix at the time of receipt from CCC or such information is or becomes public knowledge through no fault of Corgenix or is provided in good faith to Corgenix by any independent third party who has the right to disclose such information. This Article shall survive any termination of this Agreement for a period of 5 (five) years.

6.         Article 6. Other Duties of the parties

6.1. Product Claims. At all times during the term of this Agreement, neither party will make any claims or representations concerning the Joint Products other than those representations set forth in the product insert.

6.2. Licenses and Permits. Corgenix shall be responsible for obtaining all licenses and permits required by any governmental authority in order to import a Joint Product, as well as the cost of such licenses and permits. Corgenix agrees to comply with all applicable laws regulations and orders governing the sale, disposition, shipment, import or export of the Joint Products and maintain in effect all licenses, permits and authorizations from all government agencies as may be necessary to perform its obligations hereunder.

6.3. Regulatory Documents. To the extent on hand or obtainable without unreasonable burden or cost, each party shall provide at no cost to the other all documentation reasonably requested by either party to obtain the required regulatory approvals as referred in Article 6.2.

6.4. Defective Product Notice. Each party shall immediately notify the other party in writing should it become aware of any defect or condition that may render a Joint Product in violation of the law of any jurisdiction where the Joint Products are sold, or if the Joint Products deviate in any way from the specifications or the warranties set forth herein. The parties shall share with each other all relevant data on Joint Product defects and Joint Product complaints including, but not limited to, complaints or information regarding performance and/or allegations or reports of any negative effect from the use or misuse of the Joint Products as soon as such data is available.

6.5. Technical Assistance and Training. The parties shall to the extent necessary provide training and technical assistance to each other's personnel necessary for the marketing of the Joint Products.

6.6. GMP/ISO Audit. Corgenix agrees to receive qualified personnel from CCC to perform an audit of the GMP and/or ISO process at a convenient time mutually agreed upon. Other than disclosures otherwise permitted by this Agreement, this audit will not include the disclosure of trade secrets, know-how, or any other confidential information not necessary to perform the audit.

7.         Article 7.Regulatory Compliance

7.1. U.S. Regulatory Approvals. Corgenix shall exercise reasonable business efforts with respect to each Joint Product, to diligently prepare, file and prosecute all necessary applications as soon as reasonably possible to obtain approval from the FDA for the commercial manufacture, use and sale by the parties of each such Joint Product in the United States.

7.1.1. The costs of obtaining U.S. regulatory approval shall be included in the product development costs.

7.2. Exchange and Confidentiality of Documentation. Subject to the confidentiality provisions of Article 5, each party shall be given access to all such underlying data, reports and summaries upon which any such applications to the FDA have been based.

7.3. Foreign Regulatory Approvals. Corgenix shall be responsible for filing and prosecuting any application to obtain the required governmental approvals or consents necessary to manufacture, test and market Joint Products worldwide.

7.3.1. The costs associated with the CE marking of the Joint Products shall be included in the product development costs in Section 2.7.

7.3.2. The costs associated with obtaining regulatory approval or consent necessary to manufacture, test and market Joint Products in markets other that the European Union shall be the responsibility of Corgenix.

      The parties shall exchange all technical and regulatory documentation and information (including, without limitation, all clinical data) in a party's possession or under its control, or obtainable without unreasonable burden to enable both parties.

7.4. Customer Complaints. Each party shall immediately notify the other party in writing should it become aware, through customer complaint or otherwise, of any defect or condition which may render any Joint Product in violation of law or FDA and/or any foreign equivalent regulations, or which may in any way deviate from the approved product specifications.

8.      Article 8. Intellectual Property

8.1. Technology. Neither party shall have any interest in the other party's technology used in Joint Products other than the License rights granted in Article 3.3.

8.2. Third Party Infringement. Each party shall each promptly notify the other party upon learning that a third party is making, using or selling a product or component of a product which is within the scope of a valid licensed claim of either party. The party whose technology is being infringed by a third party shall have the right to bring, maintain and settle any suit, action or proceeding involving any such infringement, and shall pay all expenses incurred in connection therewith and shall retain any amount recovered in any such suit, action or proceeding whether by judgment or settlement.

8.3. New Technology. All new inventions, whether patentable or not, utilized in the Joint Products and discovered during the course of development of the Joint Products shall be owned jointly by Corgenix and CCC, with each owning an undivided one-half interest therein.

8.4. Negligent Product Handling. Except for actual third party claims covered by Article 11 below, neither party shall be responsible to the other party or the other party's agents for the other party or the other party's agents negligence in handling of the Joint Product which causes a breach of warranty.

9.      Article 9. Indemnification

9.1. Indemnification by CCC. CCC hereby agrees to defend, indemnify and hold Corgenix, its employees, agents and Affiliates harmless against any and all claims, liabilities, losses, damages or expenses, (including, without limitation, attorneys fees), to the extent resulting from, arising out of, or connected with any inaccuracy, breach of, or nonfulfillment of any covenant, representation, warranty or agreement made by or any other obligation of CCC contained in this Agreement. Notwithstanding the foregoing, Corgenix, its employees, agents and Affiliates shall not be entitled to indemnification for any claim, liability, loss, cost, damage or expense to the extent caused by its or their own fraud, misrepresentation, negligence or malfeasance.

9.2. Indemnification by Corgenix. Corgenix hereby agrees to defend, indemnify and hold CCC, its employees, agents and Affiliates harmless against any and all claims, liabilities, losses, damages or expenses, (including, without limitation, attorneys fees), to the extent resulting from, arising out of, or connected with (i) any inaccuracy, breach of, or nonfulfillment of any covenant, representation, warranty or agreement made by or other obligation of Corgenix contained in this Agreement, or
        (ii) any claim that the use by or on behalf of CCC of the Patent Rights or Know-How pursuant to this Agreement infringes upon or violates the patent or other proprietary rights of any third party. CCC, its employees, agents and Affiliates shall not be entitled to indemnification for any claim, liability, loss, cost, damage or expense to the extent caused by its or their own fraud, misrepresentation, negligence or malfeasance

9.3. Defense, Settlement. The indemnified party shall give the indemnifying party reasonably prompt notice of any claims of third parties as to which it proposes to demand indemnification hereunder. The indemnifying party shall have the right to assume the good faith defense, compromise or settlement of any such claim (without prejudice to the right of the indemnified party to participate in such defense) at its own expense through attorneys reasonably acceptable to the indemnified party, but may not, without the prior written consent of the indemnified party agree to (i) any injunctive relief or restrictions affecting the indemnified party, or (ii) any settlement which would adversely affect the business or operations of the indemnified party. If the indemnifying party does not elect to defend such claim or suit within ten (10) days after having received notice thereof or fails to prosecute its defense diligently, the indemnified party may at its sole discretion defend against such claim or suit at the indemnifying party's expense. The indemnified party may thereafter elect to settle such claim or suit or otherwise enter into a compromise with the claimant.

9.4. Damages, Costs. If damages and/or costs are awarded against the indemnified party in any such claim or suit, whether or not Corgenix and/or CCC conduct the defense of such claim or suit, the indemnifying party shall indemnify and hold harmless the indemnified party for all such damages and/or costs. All other costs and/or fees which result from the assertion of any such claim or suit, including but not limited to attorneys fees, incurred by the indemnified party in defense of any such claim or suit shall be reimbursed to the indemnified party by the indemnifying party.

10.     Article 10. Limited Warranty

10.1. Shelf Life Warranty. Corgenix warrants that the Joint Products manufactured by Corgenix shall have a shelf life of no less than 80% of the total expected shelf life from the date of shipment provided that the Joint Products are stored under conditions set forth in the product specifications. Corgenix shall not be liable for any failure to satisfy the shelf life requirement to the extent such variance is caused by conditions or events occurring after shipment and/or over which Corgenix has no control.

10.2. Notice. Should either party discover any Joint Product manufactured by Corgenix that fails to satisfy the shelf life warranty contained in
        Article 10.1, Corgenix shall be notified in writing within ten (10) business days after such discovery. The manufacturing party shall, at its election, either refund the portion of the purchase price to the other party, allocable to the Joint Product which gives rise to the claim, or correct such defect by suitable replacement at its own expense. The manufacturing party's obligation under this section with respect to such defective Joint Product shall be conclusively waived if written notification of any defect is not received within ten (10) business days after its discovery.

10.3. Third Party Claims. The provisions of this Article 10 are not applicable to any third party claims.

10.4. Warranties. The written warranties in Article 10 are the sole exclusive warranties provided and are in lieu of all other warranties, whether written or oral, implied or statutory. Corgenix warrants the Joint Products against defects in material and workmanship under the normal use and service for which they were designed, for a period of 90 days after date of shipment. Corgenix shall under no circumstances be liable for any special, indirect or consequential damages owing to failure of the Joint Products.

11.     Article 11. Effective Date and Term

        This Agreement shall become effective upon execution by both parties and shall be deemed effective as of the date first set forth above. This Agreement shall continue to be in effect unless terminated by either party as provided in Article 12 hereof.

12.   Article 12.  Termination

        Either party will have the right to terminate this Agreement if the other party: (a) assigns this Agreement or any of its rights hereunder in violation of the provisions of this Agreement; (b) becomes bankrupt or insolvent; (c) makes an assignment for the benefit of creditors, or a receiver, trustee in bankruptcy or similar officer is appointed to take charge of all or part of its property; (d) materially breaches its obligations under this Agreement, and such breach has not been cured within thirty (30) days of notice thereof by the non-breaching party. Information referring to the above events should be given to the other party within 14 days, and this party should communicate its intentions to the other party within 30 days. For purposes of this Article, a material breach on the part of either party includes, but is not limited to, failure to adhere to the confidentiality provisions and restrictions on use of information set forth in Articles 6.1 and 6.2, and any failure to pay royalties or make any payment required hereunder within 30 days of the date due.

13.     Article 13. Rights and Obligations Upon Termination

13.1. Effect of Termination. Termination, cancellation or abandonment of this Agreement through any means and for any reason shall not relieve the parties of any obligation accruing prior thereto and shall be without prejudice to the rights and remedies of either party with respect to any antecedent breach of any of the provisions of this Agreement.

13.2. Survival. In the event of termination of this Agreement, the license rights of Article 3.3, payment provisions of Article 4.2, confidentiality provisions of Article 5, indemnification provisions of
        Article 9, and General Provisions set forth in Article 15, shall survive, provided that the license rights of Article 3.3 shall terminate if either party either (a) fails to make any payment within 30 days of the date due or (b) otherwise commits a material breach of this Agreement.

14.     Article 14. Arbitration

      Any controversy or claim arising under or in relation to this Agreement, except as otherwise expressly provided below, shall be settled exclusively by arbitration in accordance with the International Arbitration Rules of the American Arbitration Association (AAA). Arbitration shall take place in Denver, Colorado, U.S.A. before one arbitrator selected by the parties jointly or failing their agreement, selected pursuant to the rules of the AAA. The arbitration shall be conducted in English and shall use the U.S. Federal rules of evidence and the U.S. Federal rules of civil procedure. The substantially prevailing party shall be entitled to recover its costs and attorneys' fees. The decision of the arbitrators shall be final and binding on the parties, and judgment upon the award rendered by the arbitrators may be entered by any court having jurisdiction thereof. Both parties specifically consent to the jurisdiction of the courts of the State of Colorado, U.S.A., and any other place where it is located or can be found for purposes of enforcing an award.

15.     Article 15. General Provisions

15.1. Entire Agreement. This Agreement, including the Appendices, constitutes the entire agreement between the parties with respect to the subject matter hereof, and may not be modified (unless expressly provided otherwise herein) except in writing duly signed by both parties. The terms and conditions of this Agreement shall prevail notwithstanding any other terms and conditions on any order submitted by either party.

15.2. Assignment, Waiver, Severability. Neither party may assign this Agreement without the prior written consent of the other party. All rights and remedies conferred under this Agreement or by any other instrument or law shall be cumulative and may be exercised singularly or concurrently. Failure by either party to enforce any term hereof shall not be deemed a waiver of future enforcement of that or any other term. If any provision of this Agreement is declared void or unenforceable by any judicial, administrative or arbitration authority, such action will not nullify the remaining provision of this Agreement.

15.2.1. Upon a change of Control of Corgenix, where the acquiring party elects not to continue with Corgenix responsibilities under this Agreement, Corgenix shall make it a condition of the closing of such acquisition a) to obtain an agreement from the acquiring party in which that party will agree to manufacture the Joint Products for CCC for a minimum of twelve
        (12) months from the date the acquisition closes, b) that all manufacturing and related confidential information shall be provided to CCC to enable CCC to manufacture the Joint Products themselves, and c) that CCC has perpetual rights to the licenses and permits described in
        Article 6.2 with no additional financial obligation to the acquiring party.

15.2.2. Upon a change of Control of CCC, Corgenix has the first right of refusal to acquire that part of CCC's business covered by this Agreement under terms and conditions to be negotiated in good faith by all parties.

15.3. Governing Law. The validity and interpretation of this Agreement shall be governed and construed according to the laws of the State of Colorado, U.S.A.

15.4. Compliance with Laws. Both parties agree to comply at all times with all applicable laws.

15.5. Authority. Each party hereby represents and warrants that it has full power and authority to enter into and perform this Agreement, without any governmental approvals, and that its entering into and performance of this Agreement will not conflict with any other agreement to which it is party or by which it is bound.

15.6. Notices. All notices, payments, demands, requests, instructions or other communication required or permitted to be given by any of the provisions of this Agreement must be in writing and shall be deemed to have been sufficiently given only if (i) delivered by hand against receipt therefore, (ii) sent by Federal Express or similar overnight delivery service, or (iii) mailed by certified or registered mail, postage prepaid, return receipt requested as follows:

      If to Corgenix, to it at:

      12061 Tejon Street
      Westminster CO 80234
      USA
      Attn: President

      If to CCC, to it at:
      210 St. Paul, Suite 200
      Denver, CO 80206
      Attn: President









      IN CONSIDERATION OF the foregoing terms and conditions, CCC and Corgenix have executed this Agreement on the day and year first written above.

                                 Corgenix, Inc.


                           By  s/ Ann Steinbarger
                           -----------------------------------
                          Its   Vice    President,    Sales   and
                          Marketing



                          Creative Clinical Concepts, Inc.

                          By  s/Gordon Ens
                          -------------------------------------
                          Its President

                                   APPENDIX A
                           (effective date__________)

                                 Joint Products

--------------------------------------------------------------
Product                 Description   Packaging/Labeling
--------------------------------------------------------------
--------------------------------------------------------------

--------------------------------------------------------------
--------------------------------------------------------------
11-dehydro-Thromboxane  96 well ELISA   -Coated 96 wellmicroplate
 2 Immunoassay                          -Conjugate
                                        -Antibody Solution
                                        -Assay Buffer
                                        -Wash Buffer Concentrate
                                        -Substrate
                                        -Stop Solution
                                        -Urine   Controls, 3 Levels
                                        -CCC logo
                                        -Manufactured by Corgenix

Exhibit 10.31
                                SUPPLY AGREEMENT


      THIS SUPPLY AGREEMENT, together with exhibits attached hereto (the "Agreement"), effective as of September 12, 2003 (the "Effective Date"), is entered into by and between DIADEXUS, INC., organized under the laws of Delaware and having its principal place of business at 343 Oyster Point Boulevard, South San Francisco, California 94080 ("diaDexus"), and CORGENIX INC., organized under the laws of Delaware and having its principal place of business at 12061 Tejon Street, Westminster, Colorado 80234 ("Corgenix"). diaDexus and Corgenix may each be referred to herein individually as a "Party" or, collectively, as "Parties."

                                    RECITALS

      WHEREAS, diaDexus has technology and intellectual property related to certain analyte specific reagents and diagnostic test kits; and

      WHEREAS, Corgenix is engaged in the business of developing, manufacturing and supporting diagnostic tests and related products; and

      WHEREAS, diaDexus and Corgenix wish to enter into an agreement under which Corgenix will manufacture and supply diaDexus, or its designees, with certain microtiter plate ELISA in vitro diagnostic test kits, as set forth in more detail herein, subject to the terms and conditions set forth herein.

      NOW, THEREFORE, in consideration of the promises and undertakings set forth herein, the Parties agree as follows:

ARTICLE 1

                                   DEFINITIONS

      Capitalized terms not otherwise defined herein will have the meaning set forth below:

1.1 "Affiliates" means, with respect to either Party, any person or entity controlling, controlled by, or under common control with such Party. For the purposes of this Section 1.1 only, "control" means (a) the possession, directly or indirectly, of the power to direct the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise, or
(b) the ownership, directly or indirectly, of at least fifty percent (50%) (or, if less, the maximum ownership interest permitted by law) of the voting securities or other ownership interest of a Person; provided that, if local law requires a minimum percentage of local ownership in excess of fifty percent (50%), then control will be established by direct or indirect beneficial ownership of one hundred percent (100%) of the maximum ownership percentage that may, under such local law, be owned by foreign interests.

1.2 "Authorized Representative" shall have the meaning set forth in Directive 98/79/EC.

1.3 "CE Marking" means the certification and marking required by the European Commission for marketing and sales of in vitro diagnostic medical devices in the European Union, as set forth in Directive 98/79/EC and any and all other applicable laws or regulations.

1.4 "Certificate of Nonconformance" means a certificate of analysis signed and dated by a diaDexus employee qualified and duly authorized to certify that the results of assays conducted on an indicated shipment of Products hereunder do not conform to the Specifications therefor and indicating the reason(s) for non-conformance. The Certificate of Nonconformance shall include without limitation a description of the pertinent assay(s) conducted, the date on which it was (they were) conducted, and the results of the assay(s).

1.5 "Confidential Information" means any proprietary information, technical data, trade secrets or know-how, including, but not limited to, research, product plans, products, services, customers, customer lists, markets, software, developments, inventions, processes, formulas, technology, designs, drawings, engineering, hardware configuration information, marketing, finances or other business information disclosed by the disclosing party directly or indirectly in writing, orally, or by drawings.

1.6 "Control" means, with respect to any information or an intellectual property right, possession of the ability, whether arising by ownership or license, to grant a license or sublicense as provided for herein under such information or right without violating the terms of any written agreement with any Third Party.

1.7 "Corgenix Technology" means the Corgenix Patent Rights and Corgenix Know-How, as defined below:

(a) "Corgenix Patent Rights" means any and all Patent Rights covering the Corgenix Know-How.

(b) "Corgenix Know-How" means the information, data, skills, processes, methods, know-how, trade secrets and experience, including, without limitation, formulas and specifications, whether patentable or not, that are Controlled by Corgenix at anytime during the Term and used in the manufacture of Products under this Agreement.

1.8 "Critical Components" means those certain materials specified in Exhibit D attached hereto.

1.9 "diaDexus Technology" means the diaDexus Patent Rights and diaDexus Know-How, as defined below:

(a) "diaDexus Patent Rights" means any and all Patent Rights covering the diaDexus Know-How.

(b) "diaDexus Know-How" means the information, data, skills, processes, methods, know-how, trade secrets and experience, including, without limitation, formulas and specifications, whether patentable or not, that are Controlled by diaDexus at anytime during the Term and that are necessary for Corgenix in order to use the Critical Components solely in the manufacture of Products under this Agreement.

1.10 "Directive 98/79/EC" means Directive 98/79/EC of the European Parliament and of the Council of 27 October 1998 on in vitro medical devices, as set forth in the Official Journal of the European Communities, L 331, July 12, 1998.

1.11 "FDA" means the United States Food and Drug Administration and any successor agency thereto.

1.12 "Inventory Release Order" shall have the meaning assigned to it in Section 2.6(d).

1.13  "Lot" means a particular manufacturing run of Products.

1.14 "Patent Right" means: (i) all issued and existing patents, including any extensions, supplemental protection certificates, registrations, confirmations, reissues, reexaminations or renewals thereof; and (ii) all pending applications, including any provisional applications, converted provisional applications, continuing prosecution applications and continuation, divisional, or continuation-in-part applications thereof, for any of the foregoing.

1.15 "Pilot Lot" shall have the meaning assigned to it in Section 3.2(a).

1.16 "Products" shall mean the items set forth on Exhibit A, as may be amended from time to time in writing by the Parties.

1.17 "Purchase Order" shall have the meaning assigned to it in Section 2.6(b).

1.18 "Specification" means the written specifications for the Products to be manufactured and supplied under this Agreement, as set forth in Exhibit B as of the Effective Date, as such specifications are modified solely by mutual written agreement of the Parties in accordance with this Agreement.

1.19 "Term" shall have the meaning set forth in Section 8.1.

1.20 "Third Party" means any person or entity other than Corgenix, diaDexus, or Affiliates of either.

1.21 "Transfer Price" shall mean with respect to each Product, the price set forth in Exhibit C as of the Effective Date, as subsequently modified solely in accordance with Sections 3.2(c) and 9.4 of this Agreement.



ARTICLE 2

                                     SUPPLY

2.1 Terms and Conditions. All supply of Products by Corgenix to diaDexus or its designees shall be subject to the terms and conditions of this Agreement. ANY TERMS OR CONDITIONS OF ANY PURCHASE ORDER OR ACKNOWLEDGMENT GIVEN OR RECEIVED WHICH ARE ADDITIONAL TO OR INCONSISTENT WITH THIS AGREEMENT SHALL HAVE NO EFFECT AND SUCH TERMS AND CONDITIONS ARE HEREBY EXCLUDED AND REJECTED.

2.2   Start-Up.

(a) General. In consideration for the payment set forth in Section 3.1(a), Corgenix shall perform any and all tasks reasonably necessary to prepare for supplying Products under this Agreement, including, without limitation, developing manufacturing and quality control documentation, training, travel by Corgenix personnel to diaDexus necessary for technology transfer, and development of any and all necessary compliance documentation required by the FDA and the International Standards Organization ("ISO").

(b) CE-Marking. In consideration for the payment set forth in Section 3.1(b), Corgenix shall use all commercially reasonable efforts to obtain CE Marking certification for any and all Products by performing the tasks as set forth in Exhibit E, which Corgenix shall use all commercially reasonable efforts to complete as soon as possible after the Effective Date. Corgenix shall have the right to retain an Authorized Representative to perform any or all of Corgenix' obligations under this Section 2.2(b); provided, however, that Corgenix shall notify diaDexus in writing of the identity of such proposed Authorized Representative before retaining its services, and diaDexus shall have the right, in its sole good faith discretion, to approve or reject such proposed Authorized Representative. Corgenix shall require its Authorized Representative to comply with confidentiality obligations at least as strict as those applicable to Corgenix under this Agreement. If diaDexus approves the use of Corgenix' Authorized Representative and also appoints Corgenix as the distributor party for the Products in Europe, then any and all expenses associated with the Authorized Representative will be included in the fee paid by diaDexus to Corgenix pursuant to Section 3.1(b) and diaDexus shall owe no further money to Corgenix or such Authorized Representative arising from the tasks set forth in Exhibit E. If diaDexus cannot agree on an Authorized Representative and diaDexus decides to use a different Authorized Representative for the Products, or if Corgenix and diaDexus agree to use Corgenix' Authorized Representative but diaDexus does not appoint Corgenix as the distributor for the Products in Europe, then the fees for using the Authorized Representative for tasks other than those set forth in Exhibit E shall be the responsibility of diaDexus and are not included in the fee paid by diaDexus to Corgenix pursuant to Section 3.1(b); provided, however, that Corgenix shall remain obligated to have the tasks set forth in Exhibit E performed and completed by its Authorized Representative.

2.3   Supply of Products.

(a) Supply. Subject to diaDexus' supply of Critical Components pursuant to
Section 2.6(e), Corgenix shall supply Products to diaDexus or its designees as set forth in this Article 2 and in partial consideration for the payments set forth in Section 3.2.

(b) Specifications. All Products supplied pursuant to Section 2.3(a) shall comply with all applicable Specifications. After the Effective Date, if diaDexus changes in writing the Specifications applicable to the product insert, labeling, or the addition of other languages thereon, then Corgenix shall implement such changes; provided, however, that diaDexus shall pay Corgenix its actual cost to implement such changes, including scrap costs, without any mark-up or other surcharges, provided, further, that Corgenix shall notify diaDexus in advance and in writing of such costs and diaDexus' obligation to reimburse Corgenix for such costs shall be subject to diaDexus' approval, in its sole discretion, of such costs in writing before Corgenix incurs any such costs.

2.4 Good Manufacturing Practices. Corgenix shall manufacture all Products under this Agreement in compliance with applicable current Good Manufacturing Practices and the Quality System Regulation for in vitro diagnostic devices, as set forth in 21 Code of Federal Regulations Part 820 et seq.; and in compliance with all applicable requirements of Directive 98/79/EC for obtaining CE Marking of such Products.

2.5 Forecasts. No later than sixty (60) days after the Effective Date, diaDexus shall provide Corgenix with a written twelve (12) month rolling forecast ("Forecast") of the quantities of each Product estimated by diaDexus to be ordered from Corgenix under this Agreement for each calendar month. The Forecast shall be updated at least every three (3) months until such time that both Parties agree that updating less frequently is acceptable. The Parties agree that the Forecast is non-binding and shall be used by Corgenix for its production planning purposes only.

2.6   Orders.

(a) Purchase Orders. During the Term, diaDexus shall have the right to place a firm Purchase Order with Corgenix for Products, setting forth the quantity of kits to be manufactured by Corgenix during a specified period. Corgenix shall accept any and all such Purchase Orders from diaDexus for each Product; provided, however, that if the quantity of such Purchase Order exceeds one hundred fifty percent (150%) of the average quantity forecasted for such specified period in the two most recent Forecasts pursuant to Section 2.5, Corgenix shall not be obligated to accept that portion of the Purchase Order that exceeds such one hundred fifty percent (150%); and, provided further, that if Corgenix has insufficient Critical Components in inventory pursuant to
Section 2.6 (e) to fulfill such entire Purchase Order, Corgenix shall only be obligated to fulfill that portion for which it has sufficient Critical Components. Corgenix shall use its best efforts to fulfill all Purchase Orders within thirty (30) days after receipt by Corgenix, but in no event later than forty-five (45) days after such receipt, unless the Purchase Order received from diaDexus expressly sets forth in writing a later completion date, in which event Corgenix shall fulfill the Purchase Order on such later date.

(b) Form of Purchase Order. Within thirty (30) days after the Effective Date, the parties shall mutually approve in writing a standard form of purchase order, attached hereto as Exhibit F, for use by diaDexus in ordering Products hereunder (a "Purchase Order"), such approval to not be unreasonably withheld. All of diaDexus' orders for Product shall be made pursuant to such written Purchase Order form. Corgenix shall notify diaDexus in writing within seven (7) days from receipt of a Purchase Order if Corgenix will be unable to fill any amount(s) of such Purchase Order, provided that such notice will not waive any of the supply obligations of Corgenix hereunder.

(c) Inventory Release Orders. At least one (1) business day before the date which diaDexus requests kits to be removed from diaDexus inventory at Corgenix and shipped to a customer, diaDexus shall place a firm Inventory Release Order with Corgenix for Products, setting forth the customer name, address and related information, the number of kits and lot of the Products to be shipped, the method of shipment including shipping account number(s), and the requested date of shipment.

(d) Form of Inventory Release Order. Within thirty (30) days after the Effective Date, the Parties shall mutually approve in writing a standard form of inventory release order, attached hereto as Exhibit G ("Inventory Release Order"), for use by diaDexus in providing to Corgenix specific shipping instructions for Products, such approval to not be unreasonably withheld. All of diaDexus' instructions for Product shall be noted on such written Inventory Release Order form and shall provide for shipment in compliance with Section 2.9, and will include information related to Corgenix' handling charges, direct shipping costs and lot number tracking. Corgenix shall notify diaDexus in writing within twenty-four (24) hours after receipt of an Inventory Release Order if Corgenix will be unable to fill any amount(s) and delivery date(s) of such Inventory Release Order, provided that such notice will not waive, modify or supersede any of Corgenix's obligations under this Agreement.

(e) Supply of Critical Components. At the time diaDexus wishes Corgenix to begin production of the Pilot Lots, diaDexus shall supply Corgenix with a quantity of Critical Components that diaDexus, in its sole good faith estimation, believes will be sufficient to meet Corgenix' needs for at least the first six (6) months of manufacture of Products under this Agreement. Corgenix shall request additional supplies of Critical Components in writing from diaDexus at least two
(2) months before Corgenix reasonably anticipates that it will need such supplies to fulfill diaDexus' orders for Products. Upon receipt by Corgenix of Critical Components, Corgenix shall perform sufficient incoming quality control ("iQC") procedures on such Critical Components to evaluate their suitability for use by Corgenix under this Agreement. The Parties shall work together in good faith to agree on a protocol for such iQC standard operating procedures within sixty (60) days after the Effective Date, which procedures shall be set forth and attached to this Agreement as Exhibit H (the "Critical Components SOP"). Corgenix shall notify diaDexus in writing of any deficiencies or defects in such Critical Components (the "iQC Notice"), including, without limitation, a detailed description of such deficiencies or defects and the identity of the specific critical components with such deficiencies or defects. Corgenix shall, at diaDexus' request, return such Critical Components to diaDexus at diaDexus' expense within three (3) days after receiving such request. diaDexus shall have the right to replace such Critical Components to the extent it agrees that a deficiency or defect exists. If diaDexus disagrees with Corgenix that such deficiency or defect exists, the Parties shall cooperate in good faith to evaluate such Critical Components and agree on whether they are acceptable for use by Corgenix under this Agreement. If diaDexus fails to receive an iQC Notice within twenty-one (21) days after Corgenix' receipt of Critical Components, then such Critical Components shall be conclusively deemed acceptable for use by Corgenix in the manufacture of Products under this Agreement, and Corgenix shall have no recourse or other remedy against diaDexus arising from any failure, deficiency or defect, of whatsoever kind or nature, relating to such Critical Components; provided, however, that Corgenix shall use its best efforts to provide diaDexus an iQC Notice within ten (10) days after Corgenix' receipt of Critical Components. Corgenix shall use any and all such Critical Components solely in the manufacture by Corgenix of Products under this Agreement, and shall keep written records of the amounts used for each Lot. The Critical Components supplied by diaDexus shall be free of charge to Corgenix; provided, however, that diaDexus shall retain sole ownership of the Critical Components at all times; and, provided further, that Corgenix shall use all commercially reasonable efforts to use one hundred percent (100%) of such Critical Components in Products supplied to diaDexus or its designees, and not to waste, discard, damage or destroy any such Critical Components other than wastage associated with normal manufacturing processes used by Corgenix under this Agreement, including, but not limited to, void volume losses. diaDexus shall have the right to audit Corgenix' use of Critical Components supplied under this Agreement.

(f) Minimum Quantities. During each year commencing with the Effective Date, and each anniversary thereof during the Term, diaDexus shall purchase minimum quantities of Products from Corgenix under this Agreement, as follows:

           -------------------------------------------

           Year                    Minimum Quantity
           -------------------------------------------
           -------------------------------------------

           First Year              ***
           -------------------------------------------
           -------------------------------------------

           Second Year             ***
           -------------------------------------------
           -------------------------------------------

           Third Year              ***
           -------------------------------------------
           -------------------------------------------

           Fourth Year             ***
           -------------------------------------------
           -------------------------------------------

           Fifth Year              ***
           -------------------------------------------


           (g) Minimum Lot Sizes. There will be no minimum lot sizes for the Pilot Lots and the first Lot which Corgenix shall produce for diaDexus under this Agreement. All lots after the Pilot Lots and such first Lot shall be a minimum of *** kits, unless agreed to by both Parties.

2.7   Product Inspection.

(a) Product Release Criteria. Corgenix shall provide to diaDexus kits from each Pilot Lot in a quantity sufficient, in diaDexus' sole good faith discretion, for diaDexus to validate the Products. Corgenix shall not provide Products made from the Pilot Lots to any Third Party, unless and until diaDexus has determined, in its sole discretion, that such Products comply with any and all applicable Specifications. For each Lot after the Pilot Lots, Corgenix shall use its best efforts to, within ten (10) days after such Lot is ready for testing, test each such Lot for compliance with any and all applicable Specifications. The cost of the kits used by Corgenix for its testing shall be borne by Corgenix. Corgenix shall promptly provide diaDexus in writing with any and all such test results and data (the "Test Results") and, at diaDexus' request, kits from such Lot shall be provided to diaDexus for the purpose of verifying such Test Results. The cost of the kits supplied to diaDexus for such verification shall be borne by diaDexus. Notwithstanding anything in this Agreement to the contrary, Corgenix shall not provide any Product from any Lot to any Third Party unless and until Corgenix: (i) has supplied any and all Test Results for such Lot to diaDexus; and (ii) has received from diaDexus written authorization to supply Products to Third Parties from such Lot (the "Release Criteria").

(b) Storage. Corgenix shall perform real-time stability tests on the Products to determine an appropriate shelf life. If any Products fail before such shelf life expires, then Corgenix shall, at its sole cost and expense, replace such Products; provided, however, that if such failure occurs before the expiration of a shelf life established by diaDexus that is not based on such real-time stability tests, and if Corgenix has stored such Products properly under this
Section 2.7(b), then diaDexus shall bear the cost of replacing such Products if it desires such replacement. Corgenix shall store all Lots and Products under proper conditions at its facilities to maximize their life span and prevent failure, including, without limitation, any storage criteria set forth in the Specifications, and shall insure such Lots and Products against accidental loss under a policy on which diaDexus is an additional insured, until such time as such Lots or Products expire or are shipped in accordance with an Inventory Release Order from diaDexus, whichever occurs earlier. If any Lots or Products expire while in storage at Corgenix, Corgenix shall promptly notify diaDexus in writing of the Lot or Product that expired and the date on which such expiration occurred, requesting instructions from diaDexus regarding the disposition of the expired lots. Corgenix shall dispose of such Lots or Products as directed by diaDexus.

(c) Replacement Product. If either Corgenix or diaDexus determine, pursuant to
Section 2.7(a), that a Lot or Product does not comply with all of the applicable Specifications, then Corgenix shall replace such Lot or Product at no cost or expense to diaDexus; provided, however, that if a Product that has been properly stored by Corgenix expires before shipment, diaDexus shall pay the cost of replacing it if diaDexus informs Corgenix in writing that diaDexus desires to replace such Lot or Product.

(d) Labeling. Corgenix shall clearly label, in accordance with the Specifications, each Product for supply hereunder with a unique Lot number, part number, description of contents and other identifying information, as applicable.

(e) Inspection of Corgenix Facilities. diaDexus shall have the right, at reasonable times during normal business hours and upon request made upon reasonable prior notice to Corgenix, to inspect Corgenix's facilities used for manufacturing the Products for diaDexus, and Corgenix's batch records, work-in-progress, raw materials, and production records for the Products supplied to diaDexus under this Agreement. Corgenix shall cooperate in good faith with all requests for inspection or information from the FDA.

(f) Technical Contacts. Within thirty (30) days of the Effective Date, each Party shall notify the other Party in writing of the names, telephone number, fax numbers, and e-mail addresses of at least one person to serve as the Party's technical contact under this Agreement and at least one person to serve as the Party's business contact under this Agreement. A Party may change its business or technical contacts at any time with written notice to the other Party.

2.8 Product Warranties. Corgenix warrants that the Products supplied by Corgenix hereunder will: (i) conform to the applicable Specifications at the time of shipment of the Products by Corgenix; and (ii) be free of any manufacturing defects. Corgenix further represents and warrants that title to all Product supplied by Corgenix hereunder shall pass to diaDexus or its designee free and clear of all security interests, liens and other encumbrances.

2.9 Shipment; Handling Fees. All Product delivered pursuant to the terms of this Agreement shall be suitably packed for shipment by Corgenix in accordance with the applicable Specifications, marked for shipment to the destination point indicated in the Inventory Release Order for such Product, and shipped FCA Corgenix' manufacturing facility (INCOTERMS 2000). Such packing, and the manner of shipment, shall be sufficient to prevent damage, contamination, or degradation during shipment and during unpacking at the destination. diaDexus shall pay Corgenix a handling fee for each drop shipment to a diaDexus customer, provided that such fee shall be the actual costs Corgenix incurs for freight and packing materials, including, without limitation, outer shipping boxes, cool-packs, filling materials and direct labor. All freight, insurance and other shipping expenses from the point of shipment shall be borne by diaDexus or its designee. The carrier shall be selected by diaDexus or its designee. Corgenix shall use all reasonable commercial efforts to ship quantities of Product for delivery on the dates specified in the applicable Inventory Release Order.

2.10  Inspection and Rejection.

(a) Non-Conforming Shipments. If within thirty (30) days from receipt of a shipment of Product, diaDexus or its customer finds that the Product does not comply with the applicable Specifications in effect at the time of Shipment, diaDexus or its customer shall provide Corgenix with a Certificate of Nonconformance for said shipment, such Certificate of Nonconformance to include a written statement specifying the nature and basis for the claim and a Statement of Non-Compliance for the shipment. diaDexus or its customer shall also return such non-conforming Product in accordance with Corgenix's reasonable instructions, at Corgenix's expense (except as otherwise expressly set forth under Section 2.7(b)); provided that diaDexus or its customer may retain a reasonable sample thereof solely for further testing, including for example, testing pursuant to Section 2.10(c). Corgenix shall cooperate to solve such a claim in good faith as quickly as possible.

(b) Third Party Verification. If, within a period of thirty (30) days after Corgenix's receipt of a Statement of Non-Compliance, Corgenix is unable to verify that the applicable Product failed to conform to the Specifications at the time of original delivery by Corgenix to the carrier, then the matter shall be submitted to and be finally decided by a nationally recognized independent testing laboratory if requested by either Party; provided, however, that if Corgenix has, at its sole cost and expense, replaced such Product with Product acceptable to diaDexus and its customer, then no such independent laboratory testing under this Section 2.10(b) and 2.10(c) shall be required unless diaDexus determines, it its sole good faith discretion, that there is a trend of Products that fail or do not comply with the applicable Specifications. This laboratory shall be selected by Corgenix and approved in writing by diaDexus, such approval not to be unreasonably withheld and not to be delayed more than ten (10) days, if not otherwise agreed in writing by both parties within five (5) days of either Party's request.

(c) Third Party Testing. diaDexus or its designee shall send a sample of the non-conforming shipment and a copy of the Certificate of Nonconformance to said testing laboratory within ten (10) days of either Party's written request. Said testing laboratory shall be requested by the Parties to complete its testing and to render its written decision, supported by its description of procedures and basis for its findings within thirty (30) days after being engaged to perform said testing. Each Party, at its own expense, shall reasonably assist and cooperate with such laboratory in performing such testing by making available such documentation, facilities, reagents and other materials as the laboratory may request of the Party. The Parties agree that the written decision of said testing laboratory shall be accepted as final and binding. In case the laboratory test proves that the relevant Product did not comply with the Specifications at the time of delivery by Corgenix to the carrier, then all cost and expense of transportation, shipping, insurance, and the like related to the testing shall be paid by Corgenix.

(d) Credit or Refund. In the event that Products supplied by Corgenix under the terms of this Agreement is determined to be non-conforming Product, Corgenix shall reimburse diaDexus for the full purchase paid to Corgenix, if any, for such non-conforming Product.

2.11  Product Support.

(a) Support. Corgenix shall provide first-call direct customer support and product complaint handling for all Products under this Agreement, as set forth in this Section 2.11. Corgenix shall provide a dedicated telephone number for such calls concerning the Products that is toll-free for callers in the United States, and a voice mail system to record messages received during times when Corgenix is not obligated, as set forth in Section 2.11(b), to staff such telephone line. diaDexus shall pay only the initial one-time set-up charges for such telephone line and Corgenix shall pay all other charges. diaDexus shall designate the name of such telephone line and the words that Corgenix personnel shall use when receiving customer calls. If any such calls contain information or questions outside Corgenix' expertise, Corgenix shall promptly transfer such calls to diaDexus. Corgenix shall provide support for each customer complaint until Corgenix closes out each such complaint or, if such complaint is outside Corgenix' expertise, until Corgenix transfers such complaint in writing to diaDexus

(b) Schedule. Corgenix shall dedicate sufficient personnel to provide the support set forth in Section 2.11(a) and to answer customer calls from 7:30 am MST to 4:30 pm MST, Monday through Friday, excluding federal holidays and excluding up to ten (10) additional days each year. Corgenix shall notify diaDexus in writing a minimum of ninety (90) days in advance of each of such ten
(10) additional days which Corgenix expects to be unable to provide real-time direct customer support to diaDexus customers. For messages received during weekends, federal holidays and such ten (10) additional days, Corgenix shall contact each such customer as soon as possible on the next day that Corgenix provides real-time support, but in no event more than two (2) business days after Corgenix resumes such real-time support.

(c) Reports. Corgenix shall track each call it receives from any and all customers of Products and shall keep written records of such calls, which shall include, without limitation, the identity, location and contact information of the customer, the identity of the Product at issue, the date and time of the call, a detailed description of any and all questions, comments or information provided to Corgenix by such customer, any and all information or responses provided by Corgenix to such customer, and whether or not Corgenix has closed-out such complaint (the "Call Tracking Report"). The Parties shall work together in good faith to agree on a protocol for such Call Tracking Report within sixty (60) days after the Effective Date. Corgenix shall provide diaDexus a copy of the Call Tracking Report at least once each week for the first three
(3) months after the Effective Date, and on the first business day of every month thereafter, or more frequently upon diaDexus' reasonable request. Notwithstanding the foregoing, for any and all calls from any Third Party that reports a complaint about any Product, Corgenix shall, within twenty-four (24) hours of receiving such call, notify diaDexus in writing of such complaint, which notice shall include, without limitation, the identity of the customer and Product, the nature of the complaint, and a description of any and all corrective actions that Corgenix has taken or intends to take (each, a "Complaint Report"). Corgenix shall provide diaDexus a summary written report every three (3) months of all such Complaint Reports issued during the previous three (3) month period.

2.12 Invoicing. Corgenix shall submit invoices for Products to diaDexus as follows: (i) for Products manufactured from the Pilot Lots, no earlier than the date that Corgenix completes such Products and diaDexus receives from Corgenix kits from such Pilot Lots for validation pursuant to Section 2.7(a); (ii) for Products after the Pilot Lots, no earlier than the date that diaDexus provides Corgenix with written authorization under Section 2.7(a) that such Products may be provided to Third Parties; and (iii) for shipping and handling charges pursuant to Section 2.9, no earlier than the first day of the month following the month in which the shipping and handling charges were incurred. Corgenix shall send all invoices to diaDexus's address for notices hereunder or such other address as designated by diaDexus in writing, and each such invoice shall state the aggregate and applicable unit Transfer Prices, pursuant to Section 3.2, for the Products invoiced. The invoice for (iii) above shall be submitted as a single invoice for all shipments which occurred the prior month, and shall separately itemize any insurance, taxes, handling fees or other costs incident to the transfer(s) or shipment(s) initially paid by Corgenix but to be borne by diaDexus pursuant to this Agreement.

ARTICLE 3

                                    PAYMENTS

3.1 Start-Up Payments. Within thirty (30) days after the Effective Date except for Section 3.1 (c) below, diaDexus shall pay Corgenix the following amounts, as set forth in this Article 3:

(a) ***, in consideration for Corgenix' obligations under Section 2.2(a); and

(b) ***, in consideration for Corgenix' obligations under Section 2.2(b).

(c) An additional fee not to exceed *** for completing the risk analysis documentation for CE Marking of the Product, including, without limitation, the technology file, a written risk analysis, and a completed declaration of conformity. The amount of this additional fee will be determined following Corgenix assessment of the work required to complete the risk analysis, and will be paid by diaDexus within thirty (30) days following completion of the risk analysis pursuant to Section 3.3.

3.2   Transfer Prices.

(a) Pilot Lots. For Products manufactured from the first three (3) Lots produced by Corgenix for diaDexus' validation purposes (the "Pilot Lots"), diaDexus shall pay Corgenix ***, but in no case to exceed *** per Product kit, as set forth in this Article 3 for all of the kits in the Pilot Lots including kits provided to diaDexus for diaDexus' validation pursuant to Section 2.7 (a). diaDexus shall have the right to use such Products manufactured from the Pilot Lots for any purpose permitted by law and governmental regulation.

(b) During the Initial Period. Subject to Section 3.2(a), for all Products ordered by Purchase Orders that are received by Corgenix during the period commencing on the Effective Date until three (3) years after the Effective Date (the "Initial Period"), diaDexus shall pay to Corgenix the Transfer Price for each such Product supplied by Corgenix under this Agreement, as set forth in this Article 3.

(c) After the Initial Period. For all Products for which Purchase Orders are received by Corgenix after the Initial Period, the Parties shall, before the end of the Initial Period, negotiate in good faith and agree in writing on the Transfer Price that shall apply to such Products; provided, however, that such amended Transfer Price shall be no less than ***, and, further, shall be based on Corgenix' actual costs, market conditions, volume of Products manufactured for diaDexus during the Initial Term, and other factors mutually agreed by the Parties to be appropriate for consideration.

3.3 Payments for Products. diaDexus shall make full payment to Corgenix for all Products, including Transfer Prices under Section 3.2 and handling fees or other costs to be paid by diaDexus under Section 2.9, within thirty (30) days after diaDexus receives an undisputed invoice from Corgenix pursuant to Section 2.12.

3.4 Mode of Payment. All payments shall be made by check or direct wire transfer of United States Dollars in immediately available funds in the requisite amount to such bank account as Corgenix may from time to time designate by written notice to diaDexus.

3.5 Late Payment. Any payments or portions thereof due hereunder which are not paid when due shall bear interest equal to the lesser of the prime rate as reported by the Chase Manhattan Bank, New York, New York, on the date such payment is due, plus an additional two percent (2%), or the maximum rate permitted by law, calculated on the number of days after Corgenix provides diaDexus with written notice that the payment is past due. This Section 3.5 shall in no way limit any other remedies available to either Party.

ARTICLE 4

                                    LICENSES

4.1 Grant to Corgenix. diaDexus hereby grants Corgenix a non-exclusive worldwide license, without the right to sublicense, under the diaDexus Technology, to use the Critical Components solely in the manufacture of Products under this Agreement during the Term.

4.2 Grant to diaDexus. Corgenix hereby grants diaDexus a non-exclusive, worldwide, perpetual license, without the right to sublicense, under the Corgenix Technology, to make, have made, use, sell and offer for sale Products and any and all improved or modified versions of such Products. For any and all proposed agreements between diaDexus and a Third Party whereby such Third Party shall have access to Corgenix Technology, diaDexus shall notify Corgenix of diaDexus' intent to negotiate such proposed agreement(s) in sufficient time to discuss any concerns that Corgenix may have, but in no event later than ten (10) days after the signing of, or verbal agreement to, a non-binding term sheet with such Third Party. If Corgenix expresses to diaDexus in a timely manner Corgenix' concerns about such proposed agreement(s), then diaDexus shall, in good faith, consider such concerns in its further negotiations with such Third Party.

4.3 Technology Transfer. Each Party shall, in good faith, promptly and completely transfer the Corgenix Know-How or diaDexus Know-How, as applicable, to the other Party to enable such other Party to exercise its rights and fulfill its obligations under this Agreement.

4.4 No Other Rights. Except for the rights expressly granted under this Agreement, no right, title or interest of any nature whatsoever is granted by either Party to the other Party.

ARTICLE 5

                                 CONFIDENTIALITY

5.1 Confidentiality Obligations. Each Party agrees that, for the term of this Agreement and for five (5) years thereafter, such Party will keep, and will ensure that its officers, directors, employees and agents keep, strictly confidential and will not publish or otherwise disclose and will not use for any purpose except as permitted hereunder any Confidential Information furnished to it by the other Party pursuant to this Agreement (including, without limitation, know-how of the disclosing Party); provided that, if any such Confidential Information is disclosed orally, the disclosing Party shall provide the receiving Party a written summary of such Confidential Information within thirty
(30) days after such initial oral disclosure. The foregoing confidentiality obligations will not apply to any information to the extent that it can be established by such receiving Party that such information:

(a) was already known to the receiving Party as evidenced by its written records, other than under an obligation of confidentiality, at the time of disclosure;

(b) was generally available to the public or was otherwise part of the public domain at the time of its disclosure to the receiving Party;

(c) became generally available to the public or otherwise becomes part of the public domain after its disclosure and other than through any act or omission of the receiving Party in breach of this Agreement;

(d) was subsequently lawfully disclosed to the receiving Party by a Third Party other than in contravention of a confidentiality obligation of such Third Party to the disclosing Party; or

(e) was developed or discovered by employees of the receiving Party or its affiliates who had no access to the Confidential Information of the disclosing Party, all as evidenced by the receiving Party's written records.

5.2 Permitted Disclosures. Each Party may disclose the other's Confidential Information to the extent such disclosure is reasonably necessary in filing or prosecuting patent applications, prosecuting or defending litigation, advising investors and the investment community of the results of the activities hereunder (subject to the prior written consent of the other Party, which consent will not be unreasonably withheld or delayed), complying with applicable governmental regulations, or otherwise in performing its obligations or exercising its rights hereunder. If a Party is required to make any such disclosure of the other Party's Confidential Information, it will give reasonable advance notice to that other Party of such disclosure requirement, will cooperate with the other Party in its efforts to secure confidential treatment of such Confidential Information prior to its disclosure, and, save to the extent inappropriate in the case of patent applications, will use all reasonable efforts to secure confidential treatment of such information prior to its disclosure (whether through protective orders or confidentiality agreements or otherwise.

5.3 Disclosure of Agreement Terms. Except to the extent required by law or as otherwise permitted in accordance with this Section 5.3, neither Party shall make any public announcements concerning this Agreement or publish the terms hereof without the prior written consent of the other Party. Notwithstanding the foregoing, either Party shall have the right to disclose this Agreement or the terms hereof to the extent disclosure is required under applicable law, regulation or valid order of a court or other governmental body to which such Party is subject, provided that such Party shall in good faith seek to minimize the extent of such disclosure through a protective order or confidential treatment order and, provided further, that such Party shall, as soon as practicable after becoming aware of the need for such disclosure, give written notice to the other Party of the need for such disclosure so that such other Party may (if it elects and at its own cost) also seek a protective order or other confidential treatment.

ARTICLE 6

                         REPRESENTATIONS AND WARRANTIES

6.1 Representations by Corgenix. Corgenix represents and warrants that as of the Effective Date: (i) it is duly organized and validly existing under the laws of the jurisdiction of its incorporation and has full corporate power and authority to enter into this Agreement; (ii) it has taken all corporate actions necessary to authorize the execution and delivery of this Agreement and the performance of its obligations under this Agreement; and (iii) the performance of its obligations under this Agreement do not conflict with, or constitute a default under its charter documents, any contractual obligation of Corgenix or any court or administrative order.

6.2 Representations by diaDexus. diaDexus represents and warrants that, as of the Effective Date: (i) it is duly organized and validly existing under the laws of the jurisdiction of its incorporation and has full corporate power and authority to enter into this Agreement; (ii) it has taken all corporate actions necessary to authorize the execution and delivery of this Agreement and the performance of its obligations under this Agreement; and (iii) the performance of its obligations under this Agreement do not conflict with, or constitute a default under its charter documents, any contractual obligation of diaDexus or any court order.

6.3 Disclaimer of Warranties. EXCEPT AS SPECIFICALLY SET FORTH IN THIS ARTICLE 6 OR SECTION 2.8, NO PARTY MAKES ANY REPRESENTATION OR WARRANTY, EXPRESS OR IMPLIED, INCLUDING ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE, NON-INFRINGEMENT, AND ANY OTHER STATUTORY WARRANTY.

ARTICLE 7

                                    INDEMNITY

7.1 Indemnity by diaDexus. diaDexus hereby agrees to defend, indemnify and hold Corgenix, its employees, agents and Affiliates harmless against any and all Third Party claims, liabilities, losses, damages or expenses, (including, without limitation, attorneys fees), to the extent resulting from, arising out of, or connected with any inaccuracy, breach of, or nonfulfillment of any covenant, representation, warranty or agreement made by or any other obligation of diaDexus contained in this Agreement. Notwithstanding the foregoing, Corgenix, its employees, agents and Affiliates shall not be entitled to indemnification for any claim, liability, loss, cost, damage or expense to the extent caused by its or their own fraud, misrepresentation, negligence or malfeasance.

7.2 Indemnity by Corgenix. Corgenix hereby agrees to defend, indemnify and hold diaDexus, its employees, agents and Affiliates harmless against any and all Third Party claims, liabilities, losses, damages or expenses, (including, without limitation, attorneys fees), to the extent resulting from, arising out of, or connected with: (i) any inaccuracy, breach of, or nonfulfillment of any covenant, representation, warranty or agreement made by or other obligation of Corgenix contained in this Agreement, or (ii) any products liability or negligence claim arising from the Products produced under this Agreement. diaDexus, its employees, agents and Affiliates shall not be entitled to indemnification for any claim, liability, loss, cost, damage or expense to the extent caused by its or their own fraud, misrepresentation, negligence or malfeasance.

7.3 Defense; Settlement. The indemnified party shall give the indemnifying party reasonably prompt notice of any claims of Third Parties as to which it proposes to demand indemnification hereunder. The indemnifying party shall have the right to assume the good faith defense, compromise or settlement of any such claim (without prejudice to the right of the indemnified party to participate in such defense) at its own expense through attorneys reasonably acceptable to the indemnified party, but may not, without the prior written consent of the indemnified party agree to (i) any injunctive relief or restrictions affecting the indemnified party, or (ii) any settlement which would adversely affect the business or operations of the indemnified party, including, without limitation, any admission of wrongdoing or fault by the indemnified party. If the indemnifying party does not elect to defend such claim or suit within ten (10) days after having received written notice thereof or fails to prosecute its defense diligently, the indemnified party may at its sole discretion defend against such claim or suit at the indemnifying party's expense. The indemnified party may thereafter elect to settle such claim or suit or otherwise enter into a compromise with the claimant

7.4 Damages; Costs. If damages and/or costs are awarded against the indemnified party in any such claim or suit, whether or not Corgenix and/or diaDexus conduct the defense of such claim or suit, the indemnifying party shall indemnify and hold harmless the indemnified party for all such damages and/or costs. All other costs and/or fees which result from the assertion of any such claim or suit, including but not limited to attorneys fees, incurred by the indemnified party in defense of any such claim or suit shall be reimbursed to the indemnified party by the indemnifying party .

ARTICLE 8

                              TERM AND TERMINATION

8.1 Term. This Agreement will commence upon the Effective Date and, unless earlier terminated, shall continue in effect until five (5) years after the Effective Date (the "Term").

8.2 Termination for Convenience. diaDexus shall have the right, commencing one
(1) year after the Effective Date, to terminate this Agreement for any reason or no reason; provided that: (i) such termination shall be effective upon a minimum of six (6) months prior written notice to Corgenix of diaDexus' intent to terminate; (ii) both Parties shall perform their obligations under this Agreement in good faith during such notice period; (iii) Corgenix shall offer to sell to diaDexus, at commercially reasonable prices, the Product-specific components it has in inventory at the time such termination is effective; and
(iv) diaDexus shall, at its option, either purchase such inventory or reimburse Corgenix for commercially reasonable scrap costs directly related to such Product-specific component inventory.

8.3 Termination for Cause. Either party shall have the right to terminate this Agreement if the other party has materially breached the Agreement; provided, however, that such terminating party shall notify the breaching party in writing of such breach and, if such breach remains uncured thirty (30) days after the date such notice was sent, the breaching party shall have a right to terminate the Agreement immediately by sending a written termination notice to the breaching party.

8.4   Consequences of Termination or Expiration.

(a) Return of Materials. Upon termination or expiration of this Agreement each Party will promptly return all records and materials in its possession or control containing or comprising the other Party's know-how or other Confidential Information to which the former Party does not expressly retain rights hereunder or under the License Agreement.

(b) Accrued Liability. Termination or expiration of this Agreement for any reason shall not release either Party hereto from any liability which at the time of such termination or expiration has already accrued to the other Party prior to such time. Such termination or expiration will not relieve a Party from accrued payment obligations or from obligations which are expressly indicated in this Agreement to survive termination or expiration of this Agreement.

(c) Survival. The following Articles and Sections of this Agreement shall survive its termination or expiration: Articles 1, 5 (as set forth therein), 6, 7 and 9 and Sections 4.2 and 8.3.

ARTICLE 9

                               GENERAL PROVISIONS

9.1 Relationship of the Parties. The Parties are independent contractors. Nothing in this Agreement is intended or will be deemed to constitute a partnership, agency or employer-employee relationship between the Parties. Neither Party will incur any debts or make any commitments for the other Party.

9.2 Assignments. Except as expressly provided herein, neither this Agreement nor any interest hereunder will be assignable, nor any other obligation delegable, by a Party without the prior written consent of the other Party; provided, however, that a Party shall have the right to assign and otherwise transfer this Agreement as a whole without consent to any successor that acquires all or substantially all of the business or assets of such Party by way of merger, consolidation, other business reorganization, or the sale of stock or assets, provided that the assigning Party notifies the other Party in writing of such assignment, and such successor agrees in writing to be bound by the terms and conditions of this Agreement. This Agreement shall be binding upon successors and permitted assigns of the Parties. Any assignment not in accordance with this
Section 9.2 will be null and void.

9.3 Force Majeure. Except with respect to payment of money, no Party shall be liable to the other for failure or delay in the performance of any of its obligations under this Agreement for the time and to the extent such failure or delay is caused by earthquake, riot, civil commotion, war, terrorist acts, strike, flood, or governmental acts or restriction, or other cause that is beyond the reasonable control of the respective Party. The excused Party shall be excused for a time period reasonably sufficient to remedy the effects of such an event. The Party affected by such force majeure will provide the other Party with full particulars thereof as soon as it becomes aware of the same (including its best estimate of the likely extent and duration of the interference with its activities), and will use commercially reasonable efforts to overcome the difficulties created thereby and to resume performance of its obligations as soon as practicable. If the performance of any such obligation under this Agreement is delayed owing to such a force majeure for any continuous period of more than one hundred eighty (180) days, the Parties hereto will consult with respect to an equitable solution, including the possibility of the mutual termination of this Agreement.

9.4 Entire Agreement of the Parties; Amendments. This Agreement constitutes and contains the entire understanding and agreement of the Parties respecting the subject matter hereof and cancels and supersedes any and all prior and contemporaneous negotiations, correspondence, understandings and agreements between the Parties, whether oral or written, regarding such subject matter. No waiver, modification or amendment of any provision of this Agreement will be valid or effective unless made in writing and signed by the Parties.

9.5 Captions. The captions to this Agreement are for convenience only, and are to be of no force or effect in construing or interpreting any of the provisions of this Agreement.

9.6 Governing Law; Dispute Resolution. This Agreement will be governed by and interpreted in accordance with the laws of the State of California, applicable to contracts entered into and to be performed wholly within the State of California, excluding conflict of laws principles. Any and all disputes related to this Agreement shall be heard in the Superior Court of California, County of San Mateo, or in the United States District Court for the Northern District of California.

9.7 Notices and Deliveries. Any notice, request, delivery, approval or consent required or permitted to be given under this Agreement will be in writing and will be deemed to have been sufficiently given if delivered in person, transmitted by telecopier (receipt verified) or by express courier service (signature required) or five (5) days after it was sent by registered letter, return receipt requested (or its equivalent), provided that no postal strike or other disruption is then in effect or comes into effect within two (2) days after such mailing, to the Party to which it is directed at its address or facsimile number shown below or such other address or facsimile number as such Party will have last given by notice to the other Party.

      If to Corgenix, addressed to:

                Corgenix, Inc.
                12061 Tejon Street
                Westminster, Colorado 80234
                Attn.: President
                Fax: (303) 252-9212

      If to diaDexus, addressed to:

                diaDexus, Inc.
                343 Oyster Point Boulevard
                South San Francisco, California 94080
                Attn.: CEO
                Fax: (650) 246-6499

9.8 No Consequential Damages. EXCEPT WITH RESPECT TO UNAUTHORIZED EXPLOITATION OF THE OTHER PARTY'S INTELLECTUAL PROPERTY RIGHTS, BREACH OF CONFIDENTIALITY OR THE INDEMNITY OBLIGATIONS UNDER ARTICLE 7, IN NO EVENT WILL ANY PARTY OR ANY OF ITS RESPECTIVE AFFILIATES BE LIABLE TO THE ANY OTHER PARTY OR ANY OF ITS AFFILIATES FOR SPECIAL, INDIRECT, CONSEQUENTIAL, INCIDENTAL, EXEMPLARY, OR PUNITIVE DAMAGES, WHETHER IN CONTRACT, WARRANTY, TORT, NEGLIGENCE, STRICT LIABILITY OR OTHERWISE, INCLUDING BUT NOT LIMITED TO, LOSS OF PROFITS OR REVENUE OR CLAIMS OF CUSTOMERS OF ANY OF THEM OR OTHER THIRD PARTIES FOR SUCH DAMAGES.

9.9 Waiver. A waiver by any Party of any of the terms and conditions of this Agreement in any instance will not be deemed or construed to be a waiver of such term or condition for the future, or of any subsequent breach hereof. All rights, remedies, undertakings, obligations and agreements contained in this Agreement will be cumulative and none of them will be in limitation of any other remedy, right, undertaking, obligation or agreement of either Party.

9.10 Severability. When possible, each provision of this Agreement will be interpreted in such manner as to be effective, valid, and enforceable under applicable law. The Parties will make a good faith effort to replace the applicable provision with a valid one, which the Parties agree has effect that is consistent with the original provision.

9.11 Compliance with Laws. Notwithstanding anything to the contrary contained herein, all rights and obligations of diaDexus and Corgenix are subject to prior compliance with, and each Party shall comply with, all United States and foreign export and import laws, regulations, and orders, and such other United States and foreign laws, regulations, and orders as may be applicable, including obtaining all necessary approvals required by the applicable agencies of the governments of the United States and foreign jurisdictions.

9.12 Counterparts. This Agreement may be executed simultaneously in any number of counterparts, any one of which need not contain the signature of more than one Party but all such counterparts taken together will constitute one and the same agreement.

      IN WITNESS WHEREOF, the Parties have caused this Agreement to be executed by their respective duly authorized officers as of the Effective Date, each copy of which will for all purposes be deemed to be an original.


DIADEXUS, INC.                     CORGENIX INC.

By: s/ Mohan Iyer                  By: s/ Douglass T.Simpson
-----------------                  -----------------------

Name:  Mohan Iyer                  Name:  Douglass T. Simpson
       ----------                         -------------------
Title:  Sr. Vice President         Title: President
        Corporate Development

Date:    September 12, 2003        Date:  September 12, 2003

                       Initials:  diaDexus _____  /  Corgenix _____

                                       E-1
 SV\383635.6
                                    EXHIBIT A

                                    PRODUCTS



1.    Analyte Specific Reagents

Lp-PLA2


Companion Reagents




2.    Kits

                                    EXHIBIT B

                                 SPECIFICATIONS

Lp-PLA2 Enzyme Immunoassay

                                    EXHIBIT C

                                 TRANSFER PRICES


1. per Product kit or kit-equivalent quantity of ASRs.

                                    EXHIBIT D

                               CRITICAL COMPONENTS

                                    EXHIBIT E

                           CE-MARKING COMPLIANCE TASKS





Products will be CE Marked according to Corgenix Standard Operating Procedure "CE Marking Procedure" SOP1026, with modifications to reflect that diaDexus is responsible for: 1. Assisting Corgenix in preparation of the Summary and Detail
   Technical Files.
2. Design Control and for providing Design Control SOPs and documentation.
3. Post-market Surveillance.
4. Assisting Corgenix with annual technical file review. 5. Appointing an, or approving a Corgenix recommended,
   Authorized Representative.
6. Notifying Corgenix of any complaints that suggest that the product may have caused or contributed to a death or serious injury, or any malfunctions that would be likely to cause or contribute to a death or serious injury, and assisting Corgenix in reporting the adverse event.
The Corgenix SOP describes the process for creating and maintaining technical documentation to be in compliance with the European Union In Vitro Diagnostic Directive (IVDD), which controls CE Marking of medical devices.

Summary Technical File
diaDexus and Corgenix will create the Summary Technical File. Copies will be located at Corgenix and diaDexus, as well as with any OEM partners and the European Authorized Representative. The Summary Technical File must be made available to a requesting European Competent Authority within two (2) business days.

The Summary Technical File will contain the following sections:
1.    Product Description
2.    Description of Manufacturing Process
3.    Description of IVDD Classification with Justification
4.    Company Overview
5.    Quality Systems Certification
6.    Authorized Representative Information
7.    Detail Technical File - Essential Requirements Dossier
8.    Product Specific Risk Analysis
9.    Package Insert
10.   Kit Box Label
11.   Label Set
12.   Product Specification
13.   FDA Clearance Letters (s)
14.   Performance Characteristics/Validation
15.   CE
Declaration of Conformity


Detail Technical File
If required to be furnished to a requesting European Competent Authority, the Detail Technical File will be compiled by diaDexus and Corgenix and submitted within five (5) business days. diaDexus and Corgenix responsibilities are detailed in the table below:

                                    EXHIBIT F

                                 PURCHASE ORDER

                                    EXHIBIT G

                             INVENTORY RELEASE ORDER

    ------------------------------------------------------------
    Ship to:                      Tracking Number:
    ------------------------------------------------------------
    ------------------------------------------------------------
    Recipient Name


    ------------------------------------------------------------
    ------------------------------------------------------------
    Phone:
    Fax:

    ------------------------------------------------------------
    ------------------------------------------------------------
    Institution/Company:

    ------------------------------------------------------------
    ------------------------------------------------------------
    Address

    ------------------------------------------------------------
    ------------------------------------------------------------
    City
    ------------------------------------------------------------
    ------------------------------------------------------------
    State
    ------------------------------------------------------------
    ------------------------------------------------------------
    Zip/Postal Code
    ------------------------------------------------------------
    ------------------------------------------------------------
    Country
    ------------------------------------------------------------
    ------------------------------------------------------------

    ------------------------------------------------------------
    ------------------------------------------------------------
    Product Information
    ------------------------------------------------------------
    ------------------------------------------------------------
    Description           P/N            L/N       Quantity

    ------------------------------------------------------------
    ------------------------------------------------------------
    |_| Any Expiration Dating or |_| > Month 3 Expiration or |_| > Month 6 Expiration
    ------------------------------------------------------------
    ------------------------------------------------------------
    |_| Ship ASAP  or |_| Requested Shipping Date
    ------------------------------------------------------------
    ------------------------------------------------------------
    Method of Shipment
    ------------------------------------------------------------
    ------------------------------------------------------------
    Shipping Account Number
    ------------------------------------------------------------
    ------------------------------------------------------------
    |_| Other
    ------------------------------------------------------------
    ------------------------------------------------------------
    |_| Special Instructions enclosed
    ------------------------------------------------------------

    ------------------------------------------------------------
    Initiated by
    ------------------------------------------------------------
    ------------------------------------------------------------
    Signature                                 Date
    ------------------------------------------------------------
    ------------------------------------------------------------
    Approved by                               Date
    ------------------------------------------------------------
    ------------------------------------------------------------
    Approved by RA/QA
   (IUO only)                                 Date
    -----------------------------------------------------------
    ------------------------------------------------------------

    ------------------------------------------------------------
       When approved, fax to Contract Manufacturer

   When shipped, Please complete below and fax to diaDexus at
    ----------------------------------------------------------------
    Kit quantity shipped


    ----------------------------------------------------------------
    ----------------------------------------------------------------
    Date shipped

    ----------------------------------------------------------------

                                    EXHIBIT H

                             CRITICAL COMPONENTS SOP

Exhibit 10.33
                       Page 1 of 1
        DISTRIBUTION AGREEMENT & OEM SUPPLY AGREEMENT


      THIS DISTRIBUTION AND OEM SUPPLYAGREEMENT (the "Agreement") is made and is effective as of March 31, 2005 between Corgenix Medical Corporation ("CMC") a corporation duly organized under the laws of Nevada with a its principal place of business at 12061 Tejon St., Westminster, Colorado, U.S.A. and MBL International, Inc., ("MBLI") a corporation duly organized under the laws of the Commonwealth of Massachusetts, U.S.A. with its principal place of business at 15 B Constitution Way, Woburn, Massachusetts, U.S.A.

      WHEREAS, MBLI is engaged in the business of developing, manufacturing and selling products for diagnostic testing; and

      WHEREAS, CMC is engaged in the business of distributing products for diagnostic testing with sales operations and employees in the United States and in the United Kingdom, and third-party distributors worldwide; and

      WHEREAS, MBLI desires that CMC will have the non-exclusive rights to distribute Products under the MBL Label and the MBLI label in the MBL Label Territory, and the exclusive rights to distribute the OEM Label Products in the OEM Label Territory, subject to CMC's attainment of sales targets;

      NOW, THEREFORE, for and in such consideration of the covenants, conditions and undertaking hereinafter set forth, it is agreed by and between the parties, as follows:

                                 1. DEFINITIONS
1.1 "Product" or "Diagnostic Products" shall mean, individually or in the aggregate, respectively, those finished packaged diagnostic products developed and manufactured by MBL Medical and Biological Laboratories ("MBL") and sold under the MBL label which are listed in Appendix C, as well as new products added to Appendix C during the term of this Agreement.
1.2 "MBL Label Territory" shall mean the United States. "OEM Label Territory" shall mean worldwide excluding the United States, Japan, Korea, and Taiwan. Collectively, these are referred to as the "Territories".

   1.3 "Effective Date" shall mean the date first written above.

    1.4 "Label" shall mean every label and package insert used for MBL Products. Depending on the country where the Product is distributed pursuant to section 2.1, the Label will bear either the MBL name (hereafter "MBL Label") or the "Corgenix" or "REAADS" names (hereafter "OEM Label").

                2. APPOINTMENT OF DISTRIBUTOR

   2.1 MBLI hereby appoints CMC to be a distributor of the Products in the Territories for the term of this Agreement and CMC accepts this appointment as a distributor for MBLI. CMC shall be MBLI's non-exclusive distributor in the Territories for the period starting on the Effective Date and ending December 31, 2007. In the event that CMC achieves the annual sales target(s) detailed in Appendix A to this Agreement, CMC shall continue to have the non-exclusive right to distribute the Products in the Territories for the remainder of the initial term of this Agreement. Non-exclusivity during any extension of this Agreement beyond December 31, 2007 will be solely at the discretion of MBLI and will be contingent upon a) CMC's successful attainment of sales targets for the period(s) preceding such extension and b) written agreement by the parties of sales targets for any extension period(s).


2.2 MBLI grants CMC the non-exclusive and non-transferable right to sell the Products listed in Appendix C.

  2.3 CMC may appoint sub-distributors, dealers, or other third parties for distribution of the Products in the MBL Label Territory; provided that (a) CMC shall provide MBLI in advance in writing with a name, address, telephone and facsimile number of number of and contact person of such third party; (b) CMC shall notify such third party of CMC's obligations hereunder and ensure that such third party will distribute the Products in compliance with the terms of this Agreement; and (c) CMC shall be responsible for any action or inaction of such third party and shall indemnify and hold MBL and MBLI harmless from, any and all damages, losses, expenses or claims arising out of or in connection with such third party's distribution of the Products. CMC's contract sales representatives are exempt from this provision.

   2.4 Products may not be sold or used for any purpose other than in-vitro use. Without limiting the generality of the foregoing, no Products may be sold for any use whatsoever in human beings.

   2.5 During the term of this Agreement CMC agrees not to enter into any agreements for the purpose of distributing in the Territory or OEM Label Territory products similar or identical in nature to MBLI's Products listed in Appendix C. All other products sold by CMC as of the Effective Date are exempt from this provision.

              3. CONDITIONS OF SALES AND PAYMENTS

   3.1 Under this Agreement CMC may place orders directly with MBLI. Transfer pricing for the Products shall be determined solely at the discretion of MBLI as supplier and shall be reviewed annually upon the anniversary date of this Agreement. MBLI reserves the right to change list prices at any time and to alter the pricing schedule to CMC upon forty-five (45) days written notice. A copy of the current pricing schedule is attached to this Agreement as Appendix
C. The parties, on a case-by-case basis, may agree to special pricing for promotions or major accounts and will make reasonable efforts to cooperate in this regard.

   3.2 All prices and payments under this Agreement shall be in U.S. dollars. MBLI shall provide CMC with at least forty-five (45) days written notice of any changes to transfer pricing. All prices shall be F.O.B. MBLI's Woburn, facility.

   3.3 CMC, when purchasing directly from MBLI, shall pay the costs of insurance, freight and handling from MBLI Woburn facility to CMC 's facility.

   3.4 CMC shall pay all invoices for shipments of Product by wire or other electronic funds transfer to the specified account of MBLI with the bank designated by MBLI, or by check drawn against a U.S. bank within 30 days from date of invoice.
3.5 CMC agrees that the distributed Products shall be marketed in the Territory under MBL label and in the OEM Label Territory under the OEM Label.

               4. PROMOTION AND SUPPORT

   4.1 MBLI will provide such technical and commercial advice relating to the Products as shall be reasonably requested by CMC to assist in CMC's sales efforts.

   4.2 MBLI shall have the right to approve any advertising and promotional materials related to the Products, which approval will not be unreasonably withheld.

   4.3 MBLI shall make reasonable efforts to provide CMC with information relating to the Products for the purpose of the production and distribution by CMC of CMC's marketing literature.

   4.4 CMC shall use its best efforts at its sole expense to promote, market and sell the Products to obtain the maximum sales in the Territories.

   4.5 In order to promote and extend the sales of the Products throughout the Territories, CMC will undertake at its expense all necessary advertising and promotion (journal advertisements, booklets, posters, literature and exhibitions at scientific meetings).

   4.6 CMC shall undertake to maintain an adequate trained sales force and technical staff sufficient to service the needs of the customers in the Territories.

   4.7 Subject to the purchase of a prescribed minimum quantity, CMC is authorized to stock at its chosen location, sufficient quantities of Products to satisfy promptly the needs of the customers in the Territories.

   4.8 CMC shall undertake to maintain all records related to the sales of the Products in the Territories. CMC shall provide to MBL such periodic written reports of its promotional activities and results, as MBL shall reasonably request.

   4.9 CMC shall have to comply at its own expense with current regulations applicable to the distribution, sale, or use of any of the Products. If current regulations applicable to the distribution, sale or use of any of the Products change, then MBL and the CMC will negotiate in good faith the means of complying with such new regulations.

  4.10     During the term hereof, CMC shall not:

         (a) do any act or thing which may prevent or interfere with the promotion or sale of Products in the Territories; or

         (b) sell or be in any way concerned in the sale of any products in the Territories which shall or may compete with the Products ("Competing Products"), nor be interested directly or indirectly in any business firm or company manufacturing or selling products in the Territories.

                 5. DELIVERY, RISK AND TITLE

   5.1 After receipt of an order for Products, MBLI shall make reasonable efforts to meet shipping dates requested by CMC.

   5.2 Delivery of Product(s) shall occur, and title and risk shall pass to CMC from MBLI, when the Product(s) shall have been delivered to a carrier at MBLI's facility, addressed to CMC or to such person as CMC may direct.

                6. REPRESENTATIONS & WARRANTIES

   6.1 MBLI and CMC each represent and warrant to the other party that they have full power and authority to enter into this Agreement and fulfill the obligations described herein.

   6.2 MBLI warrants that the Products shall meet the specifications stated in its catalog and its package inserts. The shelf life of the Products is described in Appendix B. Residual shelf life of each item is determined by MBL. The residual shelf life at the time of delivery to CMC shall be, for Products which have more than twelve (12) months shelf life, at least nine (9) months after the date of delivery to CMC based upon MBL data supplied to CMC indicating shelf life extension to eighteen (18) months.

   6.3 CMC shall have the right to refuse to accept Products which do not conform to 6.2.

   6.4 MBL shall have the right to modify Product specifications and shall notify CMC in writing at least six (6) months prior to the implementation of any such modification affecting product performance. Any change not affecting product performance but requiring changes to documentation shall require a three
(3) month written notice.

   6.5 The Products shall be distributed and sold as delivered by MBLI. If the Products are altered in any way by CMC (other than by the addition of OEM packaging for which CMC is responsible), MBL and MBLI shall be relieved of any warranty of product quality.

   6.6 CMC shall make no representation or warranty concerning the quality, performance or other characteristics of the Products other than those which are consistent in all respects with, and do not expand the scope of, MBLI's representation and warranties set forth in this Agreement.

   6.7 MBLI warrants to CMC and only CMC that each Product sold by it shall substantially conform to MBLI's current product specifications until the specified expiration date.

   6.8 MBLI's liability under this warranty is limited to the replacement, at no charge to CMC, of any defective Products, provided that such defect was not caused by the negligence of CMC or any of its agents or customers.

   6.9 EXCEPT FOR THE EXPRESS WARRANTIES AND REPRESENTIONS AND COVENANTS CONTAINED IN THIS AGREEMENT, NEITHER MBLI OR CMC MAKES, AND EACH HEREBY EXPRESSLY DISCLAIMS, ANY WARRANTIES OR REPRESENTATIONS, EITHER EXPRESS OR IMPLIED, WHETHER IN FACT OR IN LAW, INCLUDING WITHOUT LIMITATION IMPLIES WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.

                7. LIABILITY AND INDEMNIFICAITON

   7.1 CMC agrees to maintain during the term hereof product liability insurance for personal injury and property damage. Such insurance shall cover the respective obligations and indemnification as provided under the sections below.

    7.2 CMC agrees to indemnify, defend and hold harmless MBL and MBLI from any and all damages or losses that:

           (a) are directly or proximately caused by the willful misconduct or negligence of CMC or officers, employees or agents, or

           (b) relate to any failure by CMC to comply with any terms hereunder including, without limitation, applicable laws and regulations regarding the sale of Products by CMC pursuant to this agreement.

    7.3 MBLI agrees to indemnify, defend and hold harmless CMC from any and all damages or losses that:

           (a) are directly or proximately caused by the willful misconduct or negligence of MBLI or officers, employees or agents, or

           (b) relate to any failure by MBLI to comply with any terms hereunder including, without limitation, applicable laws and regulations regarding the sale of Products by MBLI pursuant to this agreement.

                             8. TERM AND TERMINATION

   8.1 This Agreement shall become effective on the Effective Date and, unless sooner terminated in accordance with any of the provisions in sections 2.1 and 8.2, shall remain in full force and effect until December 31, 2007. Thereafter the Agreement will be automatically renewed for additional terms of one year each, beginning on January 1st and ending on December 31st, unless either party indicates by written notice to the other at least thirty (30) days prior to the end of the then current term that it wishes to terminate the Agreement.

   8.2 This Agreement may be terminated by either party on giving 60 days written notice to the other party in the event of:

           (a) a material breach by the other party not having been remedied within 60 days of receiving notice to do so;

           (b) the liquidation or insolvency of or the filing of bankruptcy proceedings by the other party except as part of a merger, acquisition or other reorganization;

           (c) either party ceasing operations. 8.3 Such termination shall in all cases be without prejudice to existing rights and obligations of both parties hereto. Upon expiration of this Agreement, CMC shall have the right to sell off any remaining inventory of the Products in the CMC warehouse.

  9. TRADEMARKS, PROPRIETARY RIGHTS & CONFIDENTIAL INFORMATION

   9.1 CMC shall have the right to promote and sell products only under MBL's trademarks, which trademarks shall be and shall remain the exclusive property of MBL, or CMC's trademarks, which trademarks shall be and shall remain the exclusive property of CMC. CMC recognizes that MBL is the exclusive owner of all trademarks, trade names, designs, and logos used with the MBL Label Products and that CMC has no right or interest in such trademarks, trade names, designs or logos other than those explicitly granted in the Agreement. MBL grants CMC the royalty-free, non-exclusive right to use any MBL trademarks, trade names, designs and logos for the MBL Label Products during the terms of this Agreement in the MBL Label Territory for limited purpose of promoting sale of the MBL Label Products. All rights of CMC under this paragraph shall cease immediately upon termination or expiration of this Agreement.

   9.2 All information provided to CMC by MBLI pursuant to this Agreement, including scientific, technical and business information, shall be retained in confidence by CMC and CMC shall not use such information for its benefit or the benefit of any third party, expect as permitted hereunder, without the express written consent of MBLI.

   9.3     The provisions of 9.2 shall not apply to

           (a) information which is known to CMC at the time of disclosure by MBLI;

           (b) information which is hereafter disclosed to CMC by a third party who has the right to disclose such information;

           (c) information which is available to the public or subsequently becomes available to the public through no fault of CMC.

                                10. MISCELLANEOUS

    10.1 No change, modification, extension, termination, or waiver of this Agreement, or any of the provisions herein contained, shall be valid unless made in writing and signed by duly authorized representatives of the Parties hereto.

  10.2 This Agreement is personal in its character, and neither party hereto shall assign, sell, transfer, or encumber this Agreement or its interest therein, or permit any other arrangement having a similar effect, without the express written consent of the other party which consent shall not be unreasonably withheld in the event of a sale, consolidation, reorganization, or other transfer involving all or substantially all of the other party's business or assets.

  10.3 This Agreement shall be construed and interpreted and its performance governed by the laws of the Commonwealth of Massachusetts U.S.A.

  10.4 Neither party shall be liable for failure to perform any duty or obligation hereunder whereas each party agrees to perform under this Agreement solely as an independent contractor and shall not hold itself out as an employee, agent, or representative of the other in any manner whatsoever.

  10.5 If any clause of this Agreement is held to be illegal, void or unenforceable, all other terms of this Agreement shall remain valid.

   10.6 This Agreement together with the Exhibits hereto, sets forth the entire understanding between the parties with respect to the matters dealt with herein and supersedes any and all prior agreements, written or oral, previously entered into by the parties covering the matters dealt with herein. No modification of any of the provisions contained herein may be made except in writing, in each instance signed by and on behalf of the party against which enforcement shall be sought hereof. It is expressly understood and agreed that no employee, agent or other representative of the parties has any authority to bind the parties with respect to any statement, representation, warranty or other expression unless the same is specifically set forth in this Agreement.

   10.7 It is understood and agreed to that no usage of trade or other regular practice or method of dealing between the parties hereto shall be used to modify, interpret, supplement or alter in any manner the terms of this Agreement. Acceptance or acquiescence in a course of performance under this Agreement shall not be relevant to determine the meaning of this Agreement even though the accepting or acquiescing party had knowledge of the nature of the performance and opportunity for objection.

   10.8 The parties do not intend to violate any public policy or statutory or common law. However, if any sentence, paragraph, clause or combination thereof of this Agreement is in violation of any law or is found to be otherwise unenforceable by a court or competent administrative body from which there is no appeal, or no appeal is taken, such sentence, paragraph, clause, or combination of the same shall be deleted and the remainder of this Agreement shall remain binding, provided that such deletion does not alter the commercial or economic terms of this Agreement. The parties shall negotiate in good faith to substitute for any such invalid or unenforceable provision, a valid and enforceable provision that achieves to the greatest extent possible the economic, legal and commercial objectives of the invalid or unenforceable provision.

   10.9 No delay on the part of either party hereto in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any power or right hereunder preclude other or further exercise thereof or the exercise of any other power or right. No waiver of this Agreement or any provision hereof shall be enforceable against any party hereto unless in writing, signed by the party against whom such waiver is claimed, and any such waiver shall be limited solely to the one event.

   10.10 Force Majeure. Any failure or delay in performance (other than to pay money when due), by either party to this Agreement, caused by an event beyond the reasonable control of either party shall not be deemed a breach of this Agreement, such causes including, but not limited to: acts of God or the public enemy; war; riots; insurrections and other hostilities; fires; explosions; floods, acts of governments or government agencies; unavailability of transportation or raw materials; and strikes or other labor disturbances. On occurrence of any such event, the party whose performance is affected shall promptly give notice to the other of the occurrence and its best estimate of the extent to which and length of time the party's performance may be prevented, interfered with or delayed. The term of this Agreement shall then be suspended for a period of time equal to the total period of delay in performance. If the period of suspension of this Agreement shall last for a period of six (6) months, the party not affected by such event shall be entitled to terminate this Agreement by providing at least one (1) month notice.

   10.11 The parties agree that they shall not knowingly export or re-export, directly or indirectly, any information, technical data, samples, materials, or equipment received or generated hereunder in violation of any applicable United States government regulations, including but not limited to Part 779 of the United States Department of Commerce Export Control Regulations.

   10.12 Nothing in this Agreement is intended nor is to be construed as to constitute the parties as partners, joint ventures, or of principal and agent with respect to this Agreement. Neither party shall have any express or implied right or authority to assume or create any obligations on behalf of or in the name of the other Party or to bind the other party to any other contract, agreement, or undertaking with any third party.

   10.13 Nothing contained in this Agreement shall be construed to constitute CMC as a partner, employee or agent of MBL, nor shall CMC hold itself out as such. CMC has no right or authority to incur, assume or create, in writing or otherwise, any warranty, liability or other obligation of any kind, express or implied, in the name of or on behalf of MBL, it being intended by both CMC and MBL that each shall remain an independent contractor responsible for its own actions.

   10.14 The paragraph headings contained herein are for the purposes of convenience of reference only and are not intended to define or limit the contents of said articles or paragraphs.

   10.15 This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

   10.16 All Exhibits cited herein are incorporated by reference and made a part of this Agreement.

   10.17 For purposes hereof, a signed facsimile copy shall have the same force and effect as an original signed Agreement.

   10.18 The following attachments are incorporated in and made a part of this
Agreement:

           (a)  Appendix A:     Sales Targets

           (b)  Appendix B:     Technical Information and
                                Product Specifications

           (c)  Appendix C:     Pricing Schedule


                                   11. NOTICES

  11.1 All written notices given hereunder shall be in writing and sent by prepaid registered or certified air mail or by overnight express mail (e.g., FedEx), or by facsimile confirmed by prepaid registered or certified air mail letter or by overnight express mail (e.g., FedEx), (failure of such confirmation will not affect the validity of such notice by facsimile to the extent the receipt of such notice is confirmed by the act of the receiving party (e.g., a facsimile of the receiving party submitting its receipt of such notice)) and will be deemed to have been properly served to the addressee upon receipt of such written communication, to the following addresses of the parties:




                             If to MBLI:
                             MBL International, Inc.
                             15 Constitution Way
                             Woburn, MA  01801
                                     U.S.A.
                             Attn:  Chief Executive Officer

                             If to CMC: CORGENIX MEDICAL CORPORATION 12061 Tejon St. Westminster, CO 80234 U.S.A.
                             Attn: President


   or to such other address of which a party may notify the other party in writing to send notices thereafter.


  [The remainder of this page is intentionally left blank]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement in several originals by their duly authorized officers or representatives.


MBL International, Inc.                   Corgenix Medical Corporation


By: s/ Dennis Walczewski                  By: s/Douglass T.Simpson
------------------------                  --------------------------
Dennis Walczewski                         Douglass T. Simpson

Chief Executive Officer                   President

Date: 2005-03-31                          Date: 2005-03-31

                                   Appendix A

                                  Sales Targets



Corgenix Medical Corporation purchases from MBL
International:

                          2005            2006      2007
                          -----           ----      ----


      Q1 (1/31 - 3/31)    $  750

      Q2 (4/1 - 6/30)     59,100

      Q3 (7/1 - 9/30)     58,400

      Q4 (10/1 - 12/31)   22,500
                      -----------        ---------   -------
                        $140,750            TBD       TBD


      For each order, minimum 30 kits per product, one
additional kit is provided at no charge for internal QC
testing.   _____

Sales Targets for new calendar year are to be set by November 1st of the current calendar year.

                                   Appendix B

       Technical Information & Product Specifications


----------------------------------------------------------------------

                                               Shelf Life from date
        Product             Specifications       of manufacture **
----------------------------------------------------------------------
----------------------------------------------------------------------

          ANA                                        18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

          Sm                                         18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

          RNP                                        18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

         SS-A                                        18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

         SS-B                                        18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

        Scl-70                                       18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

         Jo-1                                        18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

          MPO                                        18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

         PR-3                                        18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

          M2                                         18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

        Anti-Tg                                      18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

       Anti-TPO                                      18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

        CENP-B                                       18 months
----------------------------------------------------------------------
----------------------------------------------------------------------

        LKM-1*                                       12 months
----------------------------------------------------------------------

      *Research Use Only

      ** MBL has supplied CMC with sufficient date to extend shelf life from 12 months to 18 months. This data is on file at CMC.

      Appendix C

                                Pricing Schedule



      Effective January 1st 2005 Corgenix Medical Corporation shall receive the following transfer prices:

      Reference:
----------------------------------------------------------------------

Description             Code                   Transfer Price to
                                                   Corgenix**
----------------------------------------------------------------------
----------------------------------------------------------------------

ANA                     7560                   $ 75.00
----------------------------------------------------------------------
----------------------------------------------------------------------

Sm                      7731                   $ 75.00
----------------------------------------------------------------------
----------------------------------------------------------------------

RNP                     7741                   $ 75.00
----------------------------------------------------------------------
----------------------------------------------------------------------

SS-A                    7751                   $ 75.00
----------------------------------------------------------------------
----------------------------------------------------------------------

SS-B                    7761                   $ 75.00
----------------------------------------------------------------------
----------------------------------------------------------------------

Scl-70                  7771                   $ 75.00
----------------------------------------------------------------------
----------------------------------------------------------------------

Jo-1                    7781                   $ 75.00
----------------------------------------------------------------------
----------------------------------------------------------------------

MPO                     7820                   $ 80.00
----------------------------------------------------------------------
----------------------------------------------------------------------

PR-3                    7823                   $ 80.00
----------------------------------------------------------------------
----------------------------------------------------------------------

M2                      7125                   $ 90.00
----------------------------------------------------------------------
----------------------------------------------------------------------

Anti-Tg                 7810                   $ 80.00
----------------------------------------------------------------------
----------------------------------------------------------------------

Anti-TPO                7815                   $ 80.00
----------------------------------------------------------------------
----------------------------------------------------------------------

CENP-B                  7791                   $ 75.00
----------------------------------------------------------------------
----------------------------------------------------------------------

LKM-1*                  7691                   $110.00
----------------------------------------------------------------------

      *Research Use Only

      ** For each order, minimum 30 kits per product, one additional kit is provided at no charge for internal QC testing.

Exhibit 10.42


                          CORGENIX MEDICAL CORPORATION

                2005 INCENTIVE COMPENSATION PLAN


SECTION 1
                                  INTRODUCTION

1.1 Establishment. Corgenix Medical Corporation, a Nevada corporation (hereinafter referred to as the "Company" except where the context otherwise requires), hereby establishes the 2005 Corgenix Incentive Compensation Plan (the "Plan").

1.2 Purpose. The purpose of the Plan is to attract and retain directors, officers, consultants and employees and to motivate such persons by relating incentive compensation to increases in stockholder value.

SECTION 2
                                   DEFINITIONS

2.1 Definitions. The following terms shall have the meanings set forth below:

(a) "Affiliate" means, with respect to any Person, any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with such Person. A Person shall be deemed to control another Person for purposes of this definition if such Person possesses, directly or indirectly, the power (i) to vote the securities or other ownership interests having ordinary voting power to elect a majority of the board of directors of a corporation or other Persons performing similar functions for any other type of Person, or (ii) to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract, as general partner, as trustee or otherwise.

(b) "Award" means a grant made under this Plan in the form of Non-Statutory Options, Incentive Stock Options and/or Restricted Stock Awards.

(c) "Board" means the Board of Directors of the Company.

(d) "Committee" shall mean the Board, or if one has been appointed, the Compensation Committee.

(e) "Compensation Committee" means a committee consisting of at least two Non-Employee Directors (as defined in Rule 16b-3(i) under the 1934 act who are empowered hereunder to take actions in the administration of the Plan. If the Stock is publicly traded, the Compensation Committee shall be so constituted at all times as to permit the Plan to comply with Rule 16b-3 or any successor rule promulgated under the Securities Exchange Act of 1934 (the "1934 Act") as well ss.162(m) of the Internal Revenue Code of 1986, as it may be amended from time to time ("Code"). Members of the Compensation Committee shall be appointed from time to time by the Board, shall serve at the pleasure of the Board, and may resign at any time upon written notice to the Board.

(f) "Effective Date" means the effective date of the Plan, April 21, 2005.

(g) "Eligible Employees" means key employees (including, without limitation, officers and directors who are also employees) of the Company or any division thereof, upon whose judgment, initiative and efforts the Company is, or will be, important to the successful conduct of its business.

(h) "Fair Market Value" means, if the Stock is not publicly traded, the value of the Stock as determined in good faith by the Committee after such consultation with outside legal, accounting and other experts as the Committee may deem advisable. The Committee shall maintain a written record of its method of determining such value. If the Stock is publicly traded, Fair Market Value means the officially quoted closing price of the Stock on the national exchange on which the Stock is traded on a particular date. If there are no Stock transactions on such date, the Fair Market Value shall be determined as of the immediately preceding date on which there were Stock transactions. If no such prices are reported on the national exchange on which the Stock is traded, then Fair Market Value shall mean the most recent ten day average of the high and low sale prices for the Stock (or if no sales prices are reported, the average of the preceding ten day high and low bid prices) as reported by the principal regional stock exchange, or if not so reported, as reported by a quotation system of general circulation to brokers and dealers.

(i) "Incentive Stock Option" means any Option designated as such and granted in accordance with the requirements of ss. 422 of the Code.

(j) "Non-Statutory Option" means any Option other than an Incentive Stock
Option.

(k) "Option" means a right to purchase Stock at a stated price for a specified period of time.

(l) "Option Price" means the price at which shares of Stock subject to an Option may be purchased, determined in accordance with subsection 6.2(b).

(m) "Participant" means an Eligible Employee, consultant or other independent advisor of the Company designated by the Committee from time to time during the term of the Plan to receive one or more Awards under the Plan.

(n) "Person" means any individual, partnership, joint venture, firm, company, corporation, association, trust or other enterprise or any government or political subdivision or any agent, department or instrumentality thereof.

(o) "Plan Year" means each 12-month period coinciding the Company's fiscal year except that for the first year of the Plan it shall begin on the Effective Date and extend to the end of the fiscal year of Company following the Effective Date.

(p) "QDRO" shall mean a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act of 1934, as amended, or the rules thereunder.

(q) "Restricted Stock" shall mean shares of Stock granted under Section 7 that are subject to restrictions imposed pursuant to such Section.

(r) "Share" means a share of Stock.

(s) "Stock" means the common stock of the Company.

2.2 Gender and Number. Except when otherwise indicated by the context, the masculine gender shall also include the feminine gender, and the definition of any term herein in the singular shall also include the plural

SECTION 3
                               PLAN ADMINISTRATION

           The Plan shall be administered by the Committee. In accordance with the provisions of the Plan, the Committee shall, in its sole discretion, select Participants from among the Eligible Employees to whom Awards will be granted, the form of each Award, the amount of each Award and any other terms and conditions of each Award as the Committee may deem necessary or desirable and consistent with the terms of the Plan. The Committee shall determine the form or forms of the agreements with Participants which shall evidence the particular provisions, terms, conditions, rights and duties of the Company and the Participants with respect to Awards granted pursuant to the Plan, which provisions need not be identical except as may be provided herein. The Committee may from time to time adopt such rules and regulations for carrying out the purposes of the Plan as it may deem proper and in the best interests of the Company. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or in any agreement entered into hereunder in the manner and to the extent it shall deem expedient and it shall be the sole and final judge of such expediency. No member of the Committee shall be liable for any action or determination made in good faith, and all members of the Committee shall, in addition to their rights as directors, be fully protected by the Company with respect to any such action, determination or interpretation. The determination, interpretations and other actions of the Committee pursuant to the provisions of the Plan shall be binding and conclusive for all purposes and on all persons.

SECTION 4
                            STOCK SUBJECT TO THE PLAN

4.1 Number of Shares. Initially, 1,500,000 Shares are authorized for issuance under the Plan in accordance with the provisions of the Plan and subject to such restrictions or other provisions as the Committee may from time to time deem necessary. The Shares may be divided among the various Plan components as the Committee shall determine, and all of them shall be available for the grant of Incentive Stock Options under the Plan. Shares which may be issued upon the exercise of Options shall be applied to reduce the maximum number of Shares remaining available for use under the Plan. The Company shall at all times during the term of the Plan and while any Options are outstanding retain as authorized and unissued Stock, or as treasury Stock, at least the number of Shares from time to time required under the provisions of the Plan, or otherwise assure itself of its ability to perform its obligations hereunder.

4.2 Unused and Forfeited Stock. Any Shares that are subject to an Award under this Plan which are not used because the terms and conditions of the Award are not met, including any Shares that are subject to an Option which expires or is terminated for any reason, any Shares which are used for full or partial payment of the purchase price of Shares with respect to which an Option is exercised and any Shares retained by the Company pursuant to Section 13.2 shall automatically become available for use under the Plan. Notwithstanding the foregoing, any Shares used for full or partial payment of the purchase price of the Shares with respect to which an Option is exercised and any Shares retained by the Company pursuant to Section 13.2 that were originally Incentive Stock Option Shares must still be considered as having been granted for purposes of deter-mining whether the limitation on Incentive Stock Option grants provided for in Section 4.1 has been reached.

4.3 Adjustments for Stock Split, Stock Dividend, Etc. If the Company shall at any time increase or decrease the number of its outstanding Shares or change in any way the rights and privileges of such Shares by means of the payment of a stock dividend or any other distribution upon such Shares payable in Stock, or through a stock split, subdivision, consolidation, combination, reclassification or recapitalization involving the Stock, then in relation to the Stock that is affected by one or more of the above events, the numbers, rights and privileges of the following shall be increased, decreased or changed in like manner as if they had been issued and outstanding, fully paid and nonassessable at the time of such occurrence: (i) the Shares as to which Awards may be granted under the Plan; and (ii) the Shares of Stock then included in each outstanding Option granted hereunder.

4.4 Other Changes in Stock. In the event there shall be any change, other than as specified in Section 4.3, in the number or kind of outstanding Shares or of any stock or other securities into which the Stock shall be changed or for which it shall have been exchanged, and if the Committee shall in its discretion determine that such change equitably requires an adjustment in the number or kind of Shares subject to outstanding Awards or which have been reserved for issuance pursuant to the Plan but are not then subject to an Award, then such adjustments shall be made by the Committee and shall be effective for all purposes of the Plan and on each outstanding Award that involves the particular type of stock for which a change was effected.

4.5 General Adjustment Rules. If any adjustment or substitution provided for in this Section 4 shall result in the creation of a fractional Share under any Award, the Company shall, in lieu of selling or otherwise issuing such fractional Share, pay to the Participant a cash sum in an amount equal to the product of such fraction multiplied by the Fair Market Value of a Share on the date the fractional Share would otherwise have been issued. In the case of any such substitution or adjustment affecting an Option, the total Option Price for the Shares then subject to an Option shall remain unchanged but the Option Price per share under each such Option shall be equitably adjusted by the Committee to reflect the greater or lesser number of Shares or other securities into which the Stock subject to the Option may have been changed.

4.6 Determination by Committee, Etc. Adjustments under this Section 4 shall be made by the Committee, whose determinations with regard thereto shall be final and binding upon all parties thereto.

SECTION 5
                                  PARTICIPATION

           Participants in the Plan shall be those Participants who, in the judgment of the Committee, are performing, or during the term of their employment will perform, important services in the management, operation and development of the Company, and significantly contribute, or are expected to significantly contribute, to the achievement of long-term corporate economic objectives. Participants may be granted from time to time one or more Awards; provided, however, that the grant of each such Award shall be separately approved by the Committee, and receipt of one such Award shall not result in automatic receipt of any other Award. Written notice shall be given to such person, specifying the terms, conditions, rights and duties related thereto. Each Participant shall enter into an agreement with the Company, in such form as the Committee shall determine and which is consistent with the provisions of the Plan, specifying such terms, conditions, rights and duties. Awards shall be deemed to be granted as of the date specified in the grant resolution of the Committee, which date shall be the date of any related agreement with the Participant. In the event of any inconsistency between the provisions of the Plan and any such agreement entered into hereunder, the provisions of the Plan shall govern.

SECTION 6
                                  STOCK OPTIONS

6.1 Grant of Options. Coincident with the following designation for participation in the Plan, a Participant may be granted one or more Options. The Committee in its sole discretion shall designate whether an Option is to be considered an Incentive Stock Option or a Non-Statutory Option. The Committee may grant both an Incentive Stock Option and a Non-Statutory Option to the same Participant at the same time or at different times. Incentive Stock Options and Non-Statutory Options, whether granted at the same or different times, shall be deemed to have been awarded in separate grants, shall be clearly identified, and in no event shall the exercise of one Option affect the right to exercise any other Option or affect the number of Shares for which any other Option may be exercised.

6.2 Option Agreements. Each Option granted under the Plan shall be evidenced by a written stock option agreement which shall be entered into by the Company and the Participant to whom the Option is granted (the "Option Holder"), and which shall contain the following terms and conditions, as well as such other terms and conditions not inconsistent therewith, as the Committee may consider appropriate in each case.

(a) Number of Shares. Each stock option agreement shall state that it covers a specified number of Shares, as determined by the Committee. Notwithstanding any other provision of the Plan, the aggregate Fair Market Value of the Shares with respect to which Incentive Stock Options are exercisable for the first time by an Option Holder in any calendar year, under the Plan or otherwise, shall not exceed $100,000. For this purpose, the Fair Market Value of the Shares shall be determined as of the time an Option is granted.

(b) Price. The price at which each Share covered by an Option may be purchased shall be determined in each case by the Committee and set forth in the stock option agreement, but in no event shall the Option Price for each Share covered by an Incentive Stock Option be less than the Fair Market Value of the Stock on the date the Option is granted; provided that the Option Price for each Share covered by a Non-Statutory Option may be granted at any price less than Fair Market Value, in the sole discretion of the Committee. In addition, the Option Price for each Share covered by an Incentive Stock Option granted to an Eligible Employee who then owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company must be at least 110% of the Fair Market Value of the Stock subject to the Incentive Stock Option on the date the Option is granted.

(c) Duration of Options. Each stock option agreement shall state the period of time, determined by the Compensation Committee, within which the Option may be exercised by the Option Holder (the "Option Period"). The Option Period must expire, in all cases, not more than seven years from the date an Option is granted. Each stock option agreement shall also state the periods of time, if any, as determined by the Compensation Committee, when incremental portions of each Option shall vest. Except as provided in
      Section 7, no portion of any Option shall vest earlier than one year after the date of grant of the Option.

(d) Termination of Employment, Death, Disability, Etc. Except as otherwise determined by the Committee, each stock option agreement shall provide as follows with respect to the exercise of the Option upon termination of the employment or the death of the Option Holder:

(i) If the employment of the Option Holder is terminated within the Option Period for cause, as determined by the Company, the Option shall thereafter be void for all purposes. As used in this subsection 6.2(d), "cause" shall mean willful dishonesty towards, fraud upon or deliberate injury or attempted deliberate injury to the Company, misrepresentation or concealment of a material fact or circumstance for the purpose of or otherwise in connection with securing employment with the Company, breach of any limitations on the use or disclosure of confidential information or materials, conviction for a felony or a material breach of the Option Holder's employment agreement with the Company. The effect of this subsection 6.2(d)(i) shall be limited to determining the consequences of a termination, and nothing in this subsection 6.2(d)(i) shall restrict or otherwise interfere with the Company's discretion with respect to the termination of any employee.

(ii) If the Option Holder dies, or if the Option Holder becomes disabled (within the meaning of Section 22(e) of the Internal Revenue Code), during the Option Period while still employed, or within the 30 day period referred to in (iii) below, the Option may be exercised by those entitled to do so under the Option Holder's will or by the laws of descent and distribution within twelve months following the Option Holder's death or disability, but not thereafter. In any such case, the Option may be exercised only as to the Shares as to which the Option had become exercisable on or before the date of the Option Holder's death or disability.

(iii) If the employment of the Option Holder by the Company is terminated (which for this purpose means that the Option Holder is no longer employed by the Company or by an Affiliate) within the Option Period for any reason other than cause, disability or the Option Holder's death, the Option may be exercised by the Option Holder within 30 days following the date of such termination (provided that such exercise must occur within the Option Period), but not thereafter. In any such case, the Option may be exercised only as to the Shares as to which the Option had become exercisable on or before the date of termination of employment.

(e) Transferability. Each stock option agreement applicable to an Incentive Stock Option shall provide that the Option granted therein is not transferable by the Option Holder except by will or pursuant to the laws of descent and distribution, and that such Option is exercisable during the Option Holder's lifetime only by him or her, or in the event of disability or incapacity, by his or her guardian or legal representative. The Committee shall determine the extent, if any, to which Non-Statutory Options shall be subject to transferability and exercisability restrictions.

(f)   Exercise, Payments, Etc.

(i) Each stock option agreement shall provide that the method for exercising the Option granted therein shall be by delivery to the Corporate Secretary of the Company of written notice specifying the number of Shares with respect to which such Option is exercised (which must be in an amount evenly divisible by 100) and payment of the Option Price. Such notice shall be in a form satisfactory to the Committee and shall specify the particular Option (or portion thereof) which is being exercised and the number of Shares with respect to which the Option is being exercised. The exercise of the Option shall be deemed effective upon receipt of such notice by the Corporate Secretary and payment to the Company. The purchase of such Stock shall take place at the principal offices of the Company upon delivery of such notice, at which time the purchase price of the Stock shall be paid in full by any of the methods or any combination of the methods set forth in (ii) below. A properly executed certificate or certificates representing the Stock shall be issued by the Company and delivered to the Option Holder. If certificates representing Stock are used to pay all or part of the Option Price, separate certificates for the same number of Shares shall be issued by the Company and delivered to the Option Holder representing each certificate used to pay the Option Price, and an additional certificate shall be issued by the Company and delivered to the Option Holder representing the additional Shares, in excess of the Option Price, to which the Option Holder is entitled as a result of the exercise of the Option.

(ii) The Option Price shall be paid by any of the following methods or any combination of the following methods:

(A)   In cash;

(B)   By cashier's check payable to the order of the Company;

(C) By delivery to the Company of certificates representing the number of Shares then owned by the Option Holder, the Fair Market Value of which equals the Option Price, properly endorsed for transfer to the Company; provided however, that Shares used for this purpose must have been held by the Option Holder for such minimum period of time as may be established from time to time by the Committee; For purposes of this Plan, the Fair Market Value of any Shares delivered in payment of the Option Price shall be the Fair Market Value as of the exercise date. The exercise date shall be the delivery day of the certificates for the Stock used as payment of the Option Price; or

(D) If the Stock is publicly traded, by delivery to the Company of a properly executed notice of exercise together with irrevocable instructions to a broker to deliver to the Company promptly the amount of the proceeds of the sale of all or a portion of the Stock necessary to pay the Option Price.

(g)   Withholding.

(i) Non-Statutory Options. Each stock option agreement covering Non-Statutory Options shall provide that, upon exercise of the Option, the Option Holder shall make appropriate arrangements with the Company to provide for the amount of additional withholding required by applicable federal and state income tax laws, including payment of such taxes through delivery of Stock or by withholding Stock to be issued under the Option, as provided in
      Section 13.

(ii) Incentive Stock Options. In the event that a Participant makes a disposition (as defined in Section 424(c) of the Code) of any Stock acquired pursuant to the exercise of an Incentive Stock Option prior to the expiration of two years from the date on which the Incentive Stock Option was granted or prior to the expiration of one year from the date on which the Option was exercised, the Participant shall send written notice to the Company at its principal office (Attention: Corporate Secretary) of the date of such disposition, the number of Shares disposed of, the amount of proceeds received from such disposition, and any other information relating to such disposition as the Company may reasonably request. The Participant shall, in the event of such a disposition, make appropriate arrangements with the Company to provide for the amount of additional withholding, if any, required by applicable federal and state income tax laws.

(h) Adjustment of Options. Subject to the limitations contained in Section 6 and Section 9, the Committee may make any adjustment to the Option Price, the number of Shares subject to, or the terms of, an outstanding Option and a subsequent granting of an Option by amendment or by substitution of an outstanding Option. Such amendment, substitution, reduction, or re-grant may result in terms and conditions (including Option Price, number of shares covered, vesting schedule or Option Period) that differ from the terms and conditions of the original Option. The Committee may not, however, adversely affect the rights of any Participant to previously granted Options without the consent of such Participant. If such action is affected by amendment, the effective date of such amendment shall be the date of the original grant.

6.3 Stockholder Privileges. No Option Holder shall have any rights as a stockholder with respect to any Shares covered by an Option until the Option Holder becomes the holder of record of such Stock, and no adjustments shall be made for dividends or other distributions or other rights as to which there is a record date preceding the date such Option Holder becomes the holder of record of such Stock, except as provided in Section 4.

SECTION 7
                            RESTRICTED STOCK PROGRAM

7.1 Awards Granted. Coincident with or following designation for participation in the Plan, a Participant may be granted one or more Restricted Stock Awards consisting of Shares. The number of Shares granted as a Restricted Stock Award shall be determined by the Committee. Each Restricted Stock Award shall be evidenced by a written equity award agreement that shall be entered into by the Company and the Participant to whom the Award is granted.

7.2 Restrictions. A Participant's right to retain a Restricted Stock Award granted to such Participant under Section 7.1 shall be subject to such restrictions set forth in the equity award agreement, including but not limited to his or her continuous employment by the Company for a restriction period specified by the Committee or the attainment of specified performance goals and objectives, as may be established by the Committee with respect to such Award. The Committee may in its sole discretion require different periods of employment or different performance goals and objectives with respect to different Participants, to different Restricted Stock Awards or to separate, designated portions of the Shares constituting a Restricted Stock Award.

7.3 Privileges of a Stockholder. Transferability. A Participant shall have all voting, dividend, liquidation and other rights with respect to Shares in accordance with its terms received by him or her as a Restricted Stock Award under this Section 7 upon his or her becoming the holder of record of such Shares; provided, however, that the Participant's right to sell, encumber or otherwise transfer such Shares shall be subject to the limitations of Section
9.2 hereof.

SECTION 8
                                CHANGE IN CONTROL

8.1 Options. In the event of a change in control of the Company as defined in
Section 8.2, then the Committee shall have the power and discretion to prescribe the terms and conditions for the exercise of, or modification of, any outstanding Awards granted hereunder. By way of illustration, and not by way of limitation, the Committee may provide for the complete or partial acceleration of the dates of exercise of the Options, or may provide that such Options will be exchanged or converted into options to acquire securities of the surviving or acquiring corporation, or may provide for a payment or distribution in respect of outstanding Options (or the portion thereof that is currently exercisable) in cancellation thereof. The Committee may modify the performance requirements for any other Awards. The Committee may provide that Awards granted hereunder must be exercised in connection with the closing of such transaction, and that if not so exercised such Awards will expire. Any such determinations by the Committee may be made generally with respect to all Participants, or may be made on a case-by-case basis with respect to particular Participants.

8.2 Definition. For purposes of the Plan, a "change in control" shall be deemed to have occurred if (a) any "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the 1934 Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or the current beneficial owners or their Affiliates are or become the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, of more than one-half of the voting power of the then outstanding voting stock of the Company; or (b) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least a majority of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

SECTION 9
                RIGHTS OF EMPLOYEES; PARTICIPANTS

9.1 Employment. Nothing contained in the Plan or in any Award granted under the Plan shall confer upon any Participant any right with respect to the continuation of his or her employment by the Company, or interfere in any way with the right of the Company, subject to the terms of any separate employment agreement to the contrary, at any time to terminate such employment or to increase or decrease the compensation of the Participant from the rate in existence at the time of the grant of an Award.

9.2 Nontransferability. Awards under this Plan may not be sold, pledged, assigned, or transferred in any manner other than by will or the laws of descent and distribution or pursuant to a QDRO, unless and until such Awards have been exercised, or the Shares underlying such Awards have been issued, and all restrictions applicable to such Shares have lapsed.

           During the lifetime of the Participant, only he may exercise an Award (or any portion thereof) granted to him under the Plan, unless it has been disposed of pursuant to a QDRO. After the death of the Participant, any exercisable portion of an Award may, prior to the time when such portion becomes unexercisable under the Plan or the applicable agreement, be exercised by his personal representative or by any person empowered to do so under the deceased Participant's will or under the then applicable laws of descent and distribution.

SECTION 10
                              GENERAL RESTRICTIONS

10.1 Investment Representations. The Company may require any person to whom an Option or other Award is granted, as a condition of exercising such Option or receiving Stock under the Award, to give written assurances in substance and form satisfactory to the Company and its counsel to the effect that such person is acquiring the Stock subject to the Option or the Award for his own account for investment and not with any present intention of selling or otherwise distributing the same, and to such other effects as the Company deems necessary or appropriate in order to comply with federal and applicable state securities laws. Legends evidencing such restrictions may be placed on the certificates evidencing the Stock.

10.2 Compliance with Securities Laws. Each Award shall be subject to the requirement that, if at any time counsel to the Company shall determine that the listing, registration or qualification of the Shares subject to such Award upon any securities exchange or under any state or federal law, or the consent or approval of any governmental or regulatory body, is necessary as a condition of, or in connection with, the issuance or purchase of Shares thereunder, such Award may not be accepted or exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained on conditions acceptable to the Committee. Nothing herein shall be deemed to require the Company to apply for or to obtain such listing, registration or qualification.

10.3 Stock Restriction Agreement. The Committee may provide that Shares issuable upon the exercise of an Option or grant of any Award shall, under certain conditions, be subject to restrictions whereby the Company has a right to prohibit the transfer of such Shares, a right of first refusal with respect to such Shares and/or a right or obligation to repurchase all or a portion of such Shares, which restrictions may survive a Participant's term of employment with the Company.

SECTION 11
                             OTHER EMPLOYEE BENEFITS

           The amount of any compensation deemed to be received by a Participant as a result of the exercise of an Option or the grant or vesting of any other Award shall not constitute "earnings" with respect to which any other employee benefits of such employee are determined, including without limitation benefits under any pension, profit sharing, life insurance or salary continuation plan.

SECTION 12
          PLAN AMENDMENT, MODIFICATION AND TERMINATION

           The Committee may at any time terminate, and from time-to-time may amend or modify, the Plan; provided, however, that no amendment or modification may become effective without approval of the amendment or modification by the stockholders if stockholder approval is required to enable the Plan to satisfy any applicable statutory or regulatory requirements, or if the Company, on the advice of counsel, determines that either stockholder and/or Board approval is otherwise necessary or desirable.

           No amendment, modification or termination of the Plan shall in any manner adversely affect any Awards theretofore granted under the Plan, without the consent of the Participant holding such Awards.

SECTION 13
                                   WITHHOLDING

13.1 Withholding Requirement. The Company's obligations to deliver Shares upon the exercise of an Option, or upon the vesting of any other Award, shall be subject to the Participant's satisfaction of all applicable federal, state and local income and other tax withholding requirements.

13.2 Withholding With Stock. At the time the Committee grants an Award, it may, in its sole discretion, grant the Participant an election to pay all amounts of tax withholding, or any part thereof, by electing to transfer to the Company, or to have the Company withhold from Shares otherwise issuable to the Participant, Shares having a value equal to the amount required to be withheld or such lesser amount as may be elected by the Participant. All elections shall be subject to the approval or disapproval of the Committee. The value of Shares to be withheld shall be based on the Fair Market Value of the Stock on the date that the amount of tax to be withheld is to be determined (the "Tax Date"). Any such elections by Participants to have Shares withheld for this purpose will be subject to the following restrictions:

(a) All elections must be made prior to the Tax Date.

(b) All elections shall be irrevocable.

(c) If the Participant is an officer or director of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934 ("Section 16"), the Participant must satisfy the requirements of such Section 16 and any applicable rules thereunder with respect to the use of Stock to satisfy such tax withholding obligation.

SECTION 14
                             BROKERAGE ARRANGEMENTS

           The Committee, in its discretion, may enter into arrangements with one or more banks, brokers or other financial institutions to facilitate the disposition of shares acquired upon exercise of Stock Options, including, without limitation, arrangements for the simultaneous exercise of Stock Options and sale of the Shares acquired upon such exercise.

SECTION 15
                           NONEXCLUSIVITY OF THE PLAN

           Neither the adoption of the Plan by the Board nor the submission of the Plan to stockholders of the Company for approval shall be construed as creating any limitations on the power or authority of the Board to adopt such other or additional incentive or other compensation arrangements of whatever nature as the Board may deem necessary or desirable or preclude or limit the continuation of any other plan, practice or arrangement for the payment of compensation or fringe benefits to employees generally, or to any class or group of employees, which the Company now has lawfully put into effect, including, without limitation, any retirement, pension, savings and stock purchase plan, insurance, death and disability benefits and executive short-term Compensations.

SECTION 16
                               REQUIREMENTS OF LAW

16.1 Requirements of Law. The issuance of Stock and the payment of cash pursuant to the Plan shall be subject to all applicable laws, rules and regulations.

16.2 Federal Securities Law Requirements. If, and to the extent, required by law, if a Participant is an officer or director of the Company within the meaning of Section 16 of the 1934 Act, Awards granted hereunder shall be subject to all conditions required under Rule 16b-3, or any successor rule promulgated under the 1934 Act, to qualify the Award for any exception from the provisions of Section 16(b) of the 1934 Act available under that Rule. Such conditions are hereby incorporated herein by reference and shall be set forth in the agreement with the Participant which describes the Award.

16.3 Governing Law. The Plan and all agreements hereunder shall be construed in accordance with and governed by the laws of the State of Colorado.

SECTION 17
                              DURATION OF THE PLAN

           The Plan shall terminate at such time as may be determined by the Board of Directors, and no Award shall be granted after such termination. If not sooner terminated under the preceding sentence, the Plan shall fully cease and expire at midnight on that date which is the date immediately preceding the fifth anniversary of the date of adoption of the Plan. Awards outstanding at the time of the Plan termination may continue to be exercised or earned in accordance with their terms.

SECTION 18
                                CONFLICT IN TERMS

           In the event that there is a conflict between the terms of this Plan and any Stock Option granted pursuant to this Plan and/or any Repurchase Agreement executed in connection with this Plan, the terms of this Plan shall control.


                                  CORGENIX MEDICAL CORPORATION,
                                  a Nevada corporation



                                  By: s/ Douglass T. Simpson
                                  Douglass T. Simpson,  President
                                  & CEO

Exhibit 10.44

          AMENDMENT TO COMMON STOCK PURCHASE AGREEMENT
                AND COMMON STOCK PURCHASE WARRANT


      Corgenix Medical Corporation, a Nevada corporation (the "Company"), and Medical & Biological Laboratories Co., Ltd., a corporation organized under the laws of Japan (the "Purchaser"), hereby amend certain provisions of the Common Stock Purchase Agreement dated as of July 1, 2002 by and between the Company and the Purchaser (the "Purchase Agreement") and the Common Stock Purchase Warrant issued to the Purchaser entitling the Purchaser to purchase 880,282 shares of the Company's common stock (the "Warrants"), all as of this 1st day of August, 2005.
                                   WITNESSETH

      WHEREAS, the Company and the Purchaser's U.S. subsidiary,
RhiGene, Inc. entered into a Distribution Agreement dated as of
March 14, 2002 (the "Distribution Agreement"); and
                     ----------------------

      WHEREAS, on July 1, 2002, the Company entered into a Common Stock Purchase Agreement with the Purchaser whereby the Purchaser purchased 880,282 shares of the Company's restricted common stock (the "Purchased Stock") at a purchase price of $0.568 per share (an investment of $500,000), and simultaneously with the execution of the Purchase Agreement, the Purchaser also received the Warrant, which entitles the Purchaser to purchase an additional 880,282 shares of the Company's common stock at a price of $0.568 per share (a potential investment of $500,000); and

      WHEREAS, the Purchase Agreement included a put right entitling the Purchaser to require the Company to repurchase the Purchased Stock upon termination of the Distribution Agreement according to repayment terms set forth therein; and

      WHEREAS, the Distribution Agreement was recently terminated; and

      WHEREAS, the Company and the Purchaser have evaluated certain of the original provisions of the Purchase Agreement and the Warrant, and have deemed it to be in their best interests, respectively, to (a) extend the exercise period of the Warrant, (b) amend the repayment terms associated with the Purchaser's put right on the Purchased Stock and (c) reduce the exercise price of the Warrant.

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

      1. The second sentence of Section 1.2 of the Purchase Agreement is hereby deleted in its entirety and replaced with the following:

      "The Warrant shall be exercisable until August 1, 2008."


      2. The first sentence of Section 8.2 of the Purchase Agreement is hereby deleted in its entirety and replaced with the following:

      "The Purchaser shall have a put right to cause the Company to repurchase all Purchased Stock then held by the Purchaser, payable as follows:

      (A) The Company shall execute, issue and deliver to the Purchaser a promissory note in the face amount of $250,000 made payable to the Purchaser, in the form attached hereto as Exhibit A, the proceeds of which the Company shall use to repurchase one-half of the Purchased Stock from the Purchaser. Said promissory note shall be payable over a three-year period commencing as of September 1, 2005 and ending August 1, 2008 during which term payments of principal and accrued interest shall be made. For as long as any principal amount of the promissory note remains outstanding, and subject to the optional ability of the Company to make prepayments pursuant to the promissory note, the Company shall make principal payments to the Purchaser on the first day of each calendar month, commencing September 1, 2005, as follows: the first twelve (12) monthly installments shall each be in the amount of FIVE THOUSAND DOLLARS ($5,000); the next twelve (12) monthly installments shall each be in the amount of TEN THOUSAND DOLLARS ($10,000); the next eleven (11) monthly installments shall each be in the amount of SIX THOUSAND DOLLARS ($6,000); and the last monthly installment shall be in the amount of FOUR THOUSAND DOLLARS ($4,000). Interest on the unpaid balance of the promissory note shall accrue at a per annum rate equal to the Prime Rate as published in The Wall Street Journal, plus two percent (2%), and shall be paid monthly together with principal payments.

      (B) Within thirty (30) days of the execution of the promissory note, the Purchaser shall return to the Company's transfer agent the stock certificate representing the 880,242 shares of Purchased Stock owned by the Purchaser, with instructions to the transfer agent to issue in replacement to the Purchaser thirteen (13) certificates representing the following blocks of Purchased Stock: one (1) certificate for four hundred forty thousand one hundred forty one (440,141) shares; four (4) certificates each for twenty-six thousand four hundred eight (26,408) shares; four (4) certificates each for fifty two thousand eight hundred sixteen (52,816) shares; three (3) certificates each for thirty one thousand six hundred ninety (31,690) shares; and one (1) certificate for twenty eight thousand one hundred seventy five (28,175) shares. The Company shall pay any necessary fees to the transfer agent for effecting the above action.

      No later than fifteen (15) days following the receipt by the Purchaser of payment by the Company of all principal installments, plus accrued and unpaid interest, then due under the promissory note, in accordance with the schedule attached hereto as Schedule I, the Purchaser shall return to the Company for cancellation the stock certificate or certificates for the number of shares of stock as set forth on Schedule I that corresponds to such payment, together with executed stock powers sufficient to transfer said shares back to the Company.

      (C). Beginning April 1, 2006 and continuing through August 1, 2008 (the maturity date of the promissory note)(the "Sales Period"), the Purchaser shall forthwith attempt to sell in good faith on the open-market the Purchased Stock not being repurchased by the Company with the proceeds of the promissory note (the "Remaining Stock"); provided that the trading price of the Company's common stock, as quoted on NASD Bulletin Board during such Sales Period, is sufficient to provide the Purchaser with proceeds of at least two hundred fifty thousand dollars ($250,000) for the sale of the entire Remaining Stock (the "Minimum Price"). If the price of the Company's common stock, as quoted on NASD Bulletin Board during the Sales Period, is insufficient to provide the Purchaser with proceeds of at least two hundred fifty thousand dollars ($250,000) for the sale of the entire Remaining Stock, or if the Purchaser is unable to sell all of the Remaining Stock in the open market at the Minimum Price (notwithstanding the price at which the Company's common stock is then quoted), then at the close of business on August 1, 2008, the Purchaser shall sell, and the Company shall purchase, any such Remaining Stock then held by the Company at a purchase price of $0.568 per share..

      3. The fifth sentence of Section 1 of the Warrant is hereby deleted in its entirety and replaced with the following:

      "For purposes of this warrant, "Exercise Price" shall be equal to $0.40 per share."

      4. Section 13 of the Warrant shall be deleted in its entirety and replaced with the following:

      "The right to exercise this warrant shall expire on August 1, 2008 at 5:00 p.m. Mountain Daylight Time; provided, however, that if all amounts owed under the promissory note of the Company dated August 1, 2005 issued to Medical and Biological Laboratories Co., Ltd. are not paid in full by such date, the right to exercise this warrant shall continue until all such amounts have been paid in full."

      Except as modified hereby, the Purchase Agreement and the Warrant are each hereby ratified, reconfirmed and republished in all respects.



                    [signature page follows]

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.



                          CORGENIX MEDICAL CORPORATION,
                          a Nevada Corporation

                          By:   s/ Douglass T. Simpson

                          Name:     Douglass T. Simpson

                          Title:    President and CEO


                          MEDICAL & BIOLOGICAL LABORATORIES CO.,
                                LTD.,
                          a corporation organized under the laws
                                of Japan

                          By:  s/ Katsuhiko Nishida

                          Name:     Katsuhiko Nishida

                          Title:    President

Exhibit 10.43
                                 PROMISSORY NOTE

$250,000.00                                              August
1, 2005


FOR VALUE RECEIVED, the undersigned, Corgenix Medical Corporation ("Maker") hereby promises to pay to the order of Medical & Biological Laboratories, Co., Ltd., with a principal place of business at 510 Marunouchi 3 Chome, Naka-ku, Nagoya 460-0002 Japan ("Holder"), the sum of TWO HUNDRED FIFTY THOUSAND DOLLARS ($ 250,000.00), together with interest on the unpaid principal amount from time to time outstanding at the rates hereinafter provided until paid in full; provided that all outstanding amounts due under this note shall be payable no later than August 1, 2008. The principal amount of this note shall be payable in monthly installments and interest on the unpaid principal balance shall be due and payable together with each payment of principal, all as hereinafter set forth. The proceeds of this note are to be used to repurchase 440,141 shares of Maker's common stock currently held by Holder.

      1. The rate of interest payable hereunder shall be the sum of (x) the Prime Rate plus (y) two percent (2%) per annum. For purposes of this note, the "Prime Rate" shall mean the Prime Rate (expressed per annum) as reported in The Wall Street Journal in its money rates column as being the base rate on corporate loans posted by at least seventy-five percent (75%) of the nation's thirty (30) largest banks, or as otherwise reported therein from time to time. The rate of interest payable hereunder shall be changed effective as of that day on which a change in the Prime Rate becomes effective.

      2. For as long as any principal amount of this note remains outstanding, and subject to the prepayment provision herein, Maker shall make principal payments to Holder in monthly installments payable on the first day of each calendar month, commencing September 1, 2005, as follows: the first twelve (12) monthly installments shall each be in the amount of FIVE THOUSAND DOLLARS ($5,000); the next twelve (12) monthly installments thereafter shall each be in the amount of TEN THOUSAND DOLLARS ($10,000); the next eleven (11) monthly installments shall each be in the amount of SIX THOUSAND DOLLARS ($6,000), and the final monthly installment shall be in the amount of FOUR THOUSAND DOLLARS ($4,000).

      3. After the occurrence of an Event of Default (as hereafter defined) interest shall be payable on the unpaid principal balance hereof from time to time outstanding at a rate per annum equal to the interest rate applicable hereunder plus two percent (2%), until such Event of Default is cured or waived by the Holder. Any payment hereunder not paid within fifteen (15) days after the date such payment is due shall be subject to a late fee equal to ten percent (10%) of the amount due.

      4. Interest shall be calculated on the basis of a 360-day year times the actual number of days elapsed. At Holder's discretion, all payments will be applied first to unpaid accrued interest, then to principal, and then any balance to any charges, costs, expenses or late fees outstanding. In no event shall interest payable hereunder exceed the highest rate permitted by applicable law. To the extent any interest received by Holder exceeds the maximum amount permitted, such payment shall be credited to principal, and any excess remaining after full payment of principal shall be refunded to Maker.

      5. In case of dissolution, termination of existence, insolvency, or business failure of the Maker of this note, appointment of a receiver of any part of the property of Maker, levy on or attachment of any of the property of Maker, assignment for benefit of creditors by or commencement of any proceedings under the United States Bankruptcy Code or any insolvency law by or against Maker, or if the undersigned shall default in the payment or performance of any other obligation to or agreement with the Holder (each of the foregoing constituting an "Event of Default" hereunder) this note shall, at the option of the Holder, forthwith become due and payable without notice or demand.

      6. The Maker may, without premium or penalty, prepay the unpaid principal balance hereunder in whole or in part on any date; provided, however, that any prepayment of less than the whole shall be applied to installment payments in the inverse order of maturity.

      7. Maker agrees to pay all costs and expenses, including without limitation, reasonable attorneys' fees and expenses incurred, or which may be incurred, by Holder in connection with the enforcement or collection of this note and any other agreements, instruments and documents executed in connection herewith.

      8. Maker hereby waives presentment, demand, notice, protest, and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this note, and assents to any and all extensions or postponements of the time of payment or forbearance or other indulgence without notice. No delay or omission of Holder in exercising any right or remedy hereunder shall constitute a waiver of any such right or remedy. Acceptance by Holder of any payment after demand shall not be deemed a waiver of such demand. A waiver on one occasion shall not operate as a bar to or waiver of any such right or remedy on any occasion.

      9. This instrument shall be governed by the laws of The Commonwealth of Massachusetts. For purposes of any action or proceeding involving this note, Maker hereby expressly submits to the jurisdiction of all federal and state courts located in Massachusetts and consents that any order, process, notice of motion or other application to or by any of said courts or a judge thereof may be served within or outside such court's jurisdiction by registered mail or by personal service, provided a reasonable time for appearance is allowed (but not less than the time otherwise afforded by any law or rule), and waives any right to contest the appropriateness of any action brought in any such court based upon lack of personal jurisdiction, improper venue or forum non conveniens. MAKER AND HOLDER EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE (TO THE EXTENT PERMITTED BY APPLICABLE LAW) ANY AND ALL RIGHTS TO A TRIAL BY JURY OF ANY DISPUTE ARISING UNDER OR RELATING TO THIS NOTE AND ANY DOCUMENTS EXECUTED IN CONNECTION HEREWITH OR RELATING HERETO AND AGREE THAT ANY SUCH DISPUTE SHALL BE TRIED BEFORE A JUDGE SITTING WITHOUT A JURY.


                           - signature page follows -






Executed as an instrument under seal as of the date first above written.

:
                          MAKER: CORGENIX MEDICAL CORPORATION

                          By:  s/ Douglass T. Simpson

                          Name:     Douglass T. Simpson

                          Title:    President and CEO
                   principal  stock
                    payment   repurchase
                    -------   ----------
  2005      S       $5,000
            O       $5,000
            N       $5,000      26,408
            D       $5,000
  2006      J       $5,000
            F       $5,000      26,408
            M       $5,000
            A       $5,000
            M       $5,000      26,408
            J       $5,000
            J       $5,000
            A       $5,000      26,408
            S       $10,000
            O       $10,000
            N       $10,000     52,816
            D       $10,000
  2007      J       $10,000
            F       $10,000     52,816
            M       $10,000
            A       $10,000
            M       $10,000     52,816
            J       $10,000
            J       $10,000
            A       $10,000     52,816
            S       $6,000
            O       $6,000
            N       $6,000      31,690
            D       $6,000
  2008      J       $6,000
            F       $6,000      31,690
            M       $6,000
            A       $6,000
            M       $6,000      31,690
            J       $6,000
            J       $6,000
            A       $4,000      28,175

 TOTAL             $250,000    440,141