Form 10QSB
period 2005-09-30
CORGENIX MEDICAL CORP/CO
filed 2005-11-10
CIK 1063665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005


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

The number of shares of Common Stock outstanding was 9,041,061 as of November 10, 2005.

Transitional Small Business Disclosure Format.     Yes _   No X
                                                              -

                          CORGENIX MEDICAL CORPORATION


                               September 30, 2005





                                TABLE OF CONTENTS


                                                                       Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                       3


      Item 2.   Management's Discussion and Analysis or Plan of
                Operation                                              12



      Item 3.   Controls and Procedures                                19




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                      24


      Item 2.   Changes in Securities and Use of Proceeds              24


      Item 3.   Defaults Upon Senior Securities                        24


      Item 4.   Submission of Matters to a Vote of Security Holders    24


      Item 5.   Other Information                                      24


      Item 6.   Exhibits and Reports on Form 8-K                       24


      Certifications                                                   27

                                     PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
Consolidated Balance Sheets
-------------------------------------------------------------------------------


                                     September 30,  2005     June 30, 2005
                                       (Unaudited)
-------------------------------------------------------------------------------
                Assets
Current assets:
  Cash and cash equivalents             $1,103,167              $1,281,965
  Accounts receivable, less allowance for
      doubtful accounts of  $30,410 and
      $13,410                              969,458                 887,645
  Inventories                            1,257,222               1,215,787
  Prepaid expenses                          46,656                  51,842
                                       -----------------------------------------
                  Total current assets   3,376,503               3,437,239
Equipment:
  Capitalized software costs               122,855                 122,855
  Machinery and laboratory equipment       656,401                 639,692
  Furniture, fixtures, leaseholds  &
      office equipment                     523,045                 523,762
                                       -----------------------------------------
                                         1,302,301               1,286,309

  Accumulated depreciation and
amortization                            (1,056,345)             (1,028,103)
                                        ----------------------------------------
  Net equipment                            245,956                 258,206
                                        ---------------------------------------
Intangible assets:
 Patents, net of accumulated
       amortization of  $1,112,594  and
       $1,093,970                           4,950                   23,574
 License                                   18,275                   18,275
                                        ---------------------------------------
                                           23,225                   41,849
Other assets:
  Deferred financing costs net of amortization of
       $119,574 and $39,440               848,727                  907,095
  Restricted cash                         250,000                  250,000
  Due from officer                         12,000                   12,000
  Other assets                             83,421                   86,105
                                        ---------------------------------------
               Total assets             $4,839,832              $4,992,494
                                        =======================================

                 Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of  notes payable,
       net of discount                  $  416,860              $   221,176
  Current portion of capital lease
       obligations                          18,360                   22,370
  Accounts payable                         292,699                  453,764
  Accrued payroll and related
       liabilities                         219,284                  218,411
  Accrued interest                             722                      753
  Accrued liabilities                       51,336                  113,293
                                        ---------------------------------------

                Total current liabilities  999,261                1,029,767

Notes payable, excluding current
      portion, net of discount           1,218,718                  980,716
Capital lease obligations, excluding
      current portion                       18,715                   22,754
                                        ---------------------------------------

                  Total liabilities      2,236,694                2,033,237

Redeemable common stock, 880,282 shares
   issued and outstanding, aggregate
   redemption value of $500,000, net of
   redeemable stock subject to redemption
   via payments on related note payable,
   of $250,000 at September 30, 2005
   (note 5)                                250,000                  500,000

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.
  Authorized 5,000,000 shares, none
  issued or outstanding                       -                         -

Common stock, $0.001 par value.
  Authorized 40,000,000 shares; issued
  and outstanding and 8,587,390 and
  8,172,435 on September 30 and June 30,
  respectively                              7,707                     7,292
Additional paid-in capital              7,984,058                 7,966,172
Accumulated deficit                    (5,625,252)               (5,501,144)
Accumulated other comprehensive income    (13,375)                  (13,063)
                                        ---------------------------------------

      Total stockholders' equity        2,353,138                 2,459,257
                                        ---------------------------------------
Total liabilities and stockholders'
      equity                           $4,839,832               $ 4,992,494
                                        =======================================

See accompanying notes to consolidated financial statements.

5
4

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES

Consolidated Statements of Operations

-------------------------------------------------------------------------------

                                       Three Months Ended

                                       September 30,    September 30,
                                           2005              2004
                                        (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------


Net sales                              $1,634,953        $1,303,071

Cost of sales                             581,866           557,222
                                         ---------          -------


          Gross profit                  1,053,087           745,849
                                         ---------          -------


Operating expenses:
  Selling and marketing                  380,712           375,938

  Research and development               128,510           156,558

  General and administrative             330,103           299,349
                                       ---------          ---------

  Total expenses                         839,325           831,845
                                       ------------------------------


          Operating  income (loss)       213,762          (85,996)


Interest expense                         337,870          104,203
                                       -----------------------------

Net loss                                (124,108)        (190,199)

Accretion of discount on redeemable
common stock                               --              21,639
                                       -----------------------------


Net loss available to common
stockholders                           $(124,108)       $(211,838)
                                       =============================

 Net loss per common share, basic and
diluted                                $   (0.01)        $ (0.04)


Weighted average shares outstanding,    8,379,052        5,324,818
 basic and diluted                     =============================

          Net loss                     $ (124,108)       $(190,199)


 Other comprehensive loss-foreign
 currency    translation income (loss)       (312)            410
                                       -----------------------------

 Total comprehensive loss              $  (124,420)      $(189,789)

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For the three months ended September 30, 2005
                                   (Unaudited)

                 Common                               Accumulated
                 Stock,  Common  Additional              other        Total
                Number  Stock,  paid-in  Accumulated comprehensive stockholders'
                  of     Amount  capital   Deficit       income       equity
                Shares
                  -------------------------------------------------------------
                  -------------------------------------------------------------

Balance at June  8,172,435 $7,292 $7,966,172 $(5,501,144)  $(13,063) $2,459,257
30, 2005

Issuance of common
stock for services  50,717    51    11,350                             11,401

Issuance of common
stock upon exercise 30,000    30     6,870                              6,900
of warrants for cash

Issuance of common
stock upon exercise
of warrants,       334,238    334    (334)                                --
cashless

Foreign currency
translation                                                    (312)      (312)
Net loss                                        (124,108)             (124,108)
                       ---------------------------------------------------------
Balance at September
30, 2005         8,587,390   $7,707 $7,984,058 $(5,625,252)$(13,375) $2,353,138
                ===============================================================
See accompanying
  notes to
  consolidated
  financial
  statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES



Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                     Three Months Ended
                                               September 30,   September 30,
                                                   2005            2004
                                               ----------------------------

(Unaudited) (Unaudited) Cash flows from operating activities:
  Net loss                                     $(124,108)      $(190,199)
  Adjustments to reconcile net loss to
 net cash provided (used) in operating
 activities:

             Depreciation and amortization         47,389         46,068
             Accretion of discount on
             note payable                         188,686         83,903
             Common stock issued for services      11,401          3,639
             Amortization of deferred
             financing costs                       80,134            --
             Changes in operating assets
             and liabilities:
                  Accounts receivable, net        (88,154)       105,093
                  Inventories                     (42,388)      (128,186)
                  Prepaid expenses and            (14,605)       (12,250)
                  other assets, net
                 Accounts payable                (150,378)       151,885
                 Accrued payroll and
                 related liabilities                1,182         (2,343)
                 Accrued liabilities,
                 including accrued interest       (62,048)       (36,752)
                                               -------------------------------

                    Net cash provided (used)
                    in operating activities      (152,889)        20,858
                                               -------------------------------

Cash flows used by investing activities:
   Additions to equipment                         (16,710)        (6,528)
                                               --------------------------------

Cash flows from financing activities:

  Proceeds upon exercise of warrants                6,900            -
  Payments on notes payable                        (5,000)       (35,614)
  Payments on capital lease obligations            (8,049)       (20,774)
                                               --------------------------------

                      Net cash used by
                      financing activities         (6,149)       (56,388)
                                               --------------------------------

                      Net decrease in cash
                      and cash equivalents       (175,748)       (42,058)

Impact of exchange rate on cash                    (3,050)            58

Cash and cash equivalents at beginning of
period                                          1,281,965        468,954
                                               --------------------------------

Cash and cash equivalents at end of period     $1,103,167       $426,954
                                               --------------------------------


Supplemental cash flow disclosures:

  Cash paid for interest                       $   76,283       $11,443
  Noncash investing and financing
   activities-                                 --------------------------------
        Equipment acquired under capital       $     -          $45,400
        leases
        Conversion of redeemable common        $  250,000       $  --
        stock to note payable
                                               --------------------------------

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

Recent Developments

      On October 15, 2004 the Company and Genesis Bioventures, Inc. (which we refer to as GBI or Genesis) a biomedical development company focused on the development of diagnostic tests, signed an amendment to the May 21, 2004 Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), extending the closing date for the proposed merger to on or before February 28, 2005. The extension was executed in the form of Amendment No. 1 (the "Amendment") to the Merger Agreement, a copy of which was filed on Form 8-K on October 20, 2004.

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

      The private placement included $3,420,000 in aggregate principal amount of Secured Convertible Term Notes due 2008, of which $2,420,000 was funded at closing. The remaining $1,000,000 is issuable by the Company upon the satisfaction of certain conditions contained in the transaction agreements. Of the amount funded at closing, $250,000 is held in a restricted cash account. However, that amount will be released if the Company's common stock trades a minimum daily value of $25,000 at an average closing price per share of $0.40 or greater for 22 consecutive trading days. As of November 7, 2005, this event had not yet occurred. The private placement also provided for up to $1,500,000 in subsequent debt funding through an additional investment right exercisable by the investors, in their sole discretion, for up to 270 days following the closing. We also sold 860,000 shares of restricted common stock, at $0.25 per share. Together with the notes and common stock, we also issued warrants to acquire approximately 7,700,000 shares of the Company's common stock, 6,840,000 of which were issued to the Debt Investors and 860,000 of which were issued to the purchasers of our common stock. On June 23, 2005, as the final part of this financing, an additional 400,000 shares of restricted common stock and 400,000 warrants were issued under identical terms as noted above.

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

      The private placement also included a registration rights agreement pursuant to which the Company agreed to file a registration statement on Form SB-2, covering the shares of common stock issuable upon the exercise of the warrants issued to the debt investors or the conversion of the Secured Convertible Term Notes. The registration statement was declared effective on August 2, 2005.

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

2. EARNINGS PER SHARE Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Stock options to acquire 25,000 shares were granted in the most recent quarter. No stock options were granted in the quarter ended September 30, 2004. Options, warrants and the rights under convertible debt to purchase common stock totaling 12,773,963 and 1,407,100 shares for fiscal quarters ended September 30, 2005 and 2004 respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.




The components of basic and diluted loss per share as follows:

                                         3 months ended    3 months ended
                                          September 30,     September 30,
                                             2005                2004
                                         -------------------------------------

Net loss attributable to common            $(124,108)         $(211,838)
  stockholders

     Common and common equivalent shares outstanding:
   Historical common shares outstanding
    at beginning of period                 8,172,435          5,321,319
   Weighted average common equivalent
    shares issued during period              206,617              3,499
                                         --------------------------------------

  Weighted average common shares -
    basic and diluted                      8,379,052          5,324,818
                                         ======================================

 Net loss per share - basic and diluted   $     (.01)         $   (.04)
                                         ======================================

3. INCOME TAXES

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

4. SEGMENT INFORMATION

The Company has two segments of business: North American and International operations. North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales. The following table sets forth selected financial data for these segments for the three-month periods ended September 30, 2005 and 2004.


                                        Three Months Ended September 30

                       North America       International           Total

Net sales 2005         $1,245,518           $ 389,435          $  1,634,953
          2004         $  974,275           $ 328,796          $  1,303,071
                     ----------------------------------------------------------


Net income/(loss)
          2005       $ (287,983)            $163,875           $ (124,108)
          2004       $ (258,028)            $ 67,829           $ (190,199)
                     ----------------------------------------------------------

Depreciation and
amortization
          2005       $   46,954             $    435           $   47,389
          2004       $   45,504             $    564           $   46,068
                     ----------------------------------------------------------

Interest expense, net
          2005       $  335,990             $   1,880          $  337,870
          2004       $  103,189             $   1,014          $  104,203
                     ----------------------------------------------------------


Segment assets
September 30, 2005   $4,332,216             $ 507,616          $ 4,839,832
June 30, 2005        $2,526,501             $ 319,524          $2,846,025
                     ----------------------------------------------------------







5.    REDEEMABLE COMMON STOCK

      On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company's common stock for $500,000, which, at the time, MBL was permitted to put to the Company for repurchase at the same price if a previously existing distribution agreement with RhiGene, Inc. were terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants originally were set to expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2005). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act and received standard piggyback registration rights along with certain demand registration rights. MBL did not elect to register its redeemable shares in the SB -2 registration statement filed by the Company on June 25, 2005 and declared effective on August 2, 2005.

      On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. ("MBLI"), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141of the original redeemable shares are to be exchanged over time for a three-year promissory note payable with interest at prime (6.75% as of September 30, 2005) plus two percent with payments commencing before September 1, 2005. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. The remaining 440,141 shares must be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.



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

      Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income (loss) would have been increased to the pro forma amounts indicated as follows:


                                      Three Months       Three Months
                                         Ended              Ended
                                     September 30,     September 30,
                                         2005                2004
                                   ----------------------------------
                                   ----------------------------------

  Net  loss   attributable   to
    common    shareholders   as     $    (124,108)    $   (190,199)
    reported

  Deduct   total    stock-based
    employee       compensation
    expense   determined  under           (16,977)    $    (10,679)
    fair-value  method  for all
    awards, net of tax

  Pro forma net loss                $    (141,085)    $   (200,878)

  Net loss per share, basic
    and diluted as reported         $       (0.01)    $      (0.04)

  Net loss per share, basic
    and diluted pro forma           $       (0.02)    $      (0.04)

      As of September 30, 2005, there were also 11,409,086 outstanding warrants issued to institutional investors, consultants and employees outstanding and exercisable ranging in prices from $.23 to $1.25 per share with a weighted average exercise price of $.26 per share. Fair value was determined using the Black Scholes option - pricing model with the following assumptions: no expected dividends, volatility of 159.9% in fiscal 2005, risk-free interest rate of 3.30 % in fiscal 2005 and expected lives of seven years.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

8.  NOTES PAYABLE

      Notes payable consist of the following at September 30, 2005 and June 30, 2005:



                                              September 30,     June 30,
                                                 2005             2005
                                              -------------------------------


    Secured, amortizing convertible term note payable to
    institutional investors, net of discount of
    $1,029,422, with interest at the
    greater of 12% or prime plus 3%
    (12% as of September 30, 2005),
    interest only from June 1, 2005 through
    October 1, 2005 and then due in monthly
    installments of $55,667 plus interest
    through May 19, 2008, collateralized by
    commercial security agreements and a
    partial guaranty by an officer of the
    company. See discussion of terms below.    $ 640,578      451,892

    Secured, non-amortizing convertible term note
    payable to institutional investors, with
    interest at the greater of 12% or prime plus
    3% (12% as of June 30, 2005), interest,
    interest only payments commencing June
    1, 2005 until  May 19, 2008,
    collaterialized by commercial security
    agreements. See discussion of terms
    below.                                       500,000      500,000

    Secured, restricted, non-amortizing
    convertible term note payable to institutional
    investors, with interest at prime (6% at June 30,
    2005), interest only payments commencing
    June 1, 2005 until the earlier of
    May 19, 2008 or the date the proceeds to the
    company are no longer restricted,
    collateralized by commercial security
    agreements. See discussion of terms below.   250,000      250,000

    Note payable, unsecured, to redeemable
    common stockholders, with interest at
    prime plus 2.0% (8.75% at September 30, 2005)
    due in monthly installments with principal
    payments ranging from $5,000 to $10,000
    plus interest through August 2008.           245,000        --

                                              ---------------------------------

                                               1,635,578     1,201,892
    Current portion,  net of current
      portion of discount                       (416,860)     (221,176)
                                              ---------------------------------

     Notes payable, excluding current portion  $1,218,718     980,716
                                              =================================

        Certain of the notes payable restrict the payment of dividends on the Company's common stock. As described in note (1), Genesis advanced $500,000 to the Company under the Bridge Note. Interest accrued on the principal balance of the Bridge Note from January 14, 2005, the date the planned merger was terminated until May 19, 2005, the date the Bridge Note was purchased as part of the Private Placement Financing. The market value of the Company's stock was in excess of the potential conversion price at the date the note was executed, resulting in a beneficial conversion feature of approximately $660,000. As required by Emerging Issues Task Force Bulletins 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios" and 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the entire proceeds of the Bridge Note were credited to additional paid-in capital. The Bridge Note was recorded net of a $500,000 discount, which was being accreted to interest expense over the potential term of the Bridge Note.

      On May 19, 2005, we entered into a series of agreements with Truk Opportunity Fund, LLC, a Delaware limited liability company, Truk International Fund, LP, a Cayman Islands company, and DCOFI Master LDC, a Cayman Islands company, which has subsequently changed its name to CAMOFI Master LDC, a Cayman Islands company (together, the "Debt Investors"), pursuant to which we issued secured convertible term notes in the aggregate principal amount of $2,420,000 due May 19, 2008, together with 6,840,000 common stock purchase warrants. In this financing, $250,000 is held in a restricted cash account. However, that amount will be released if the Company's common stock trades a minimum daily value of $25,000 at an average closing price per share of $0.40 or greater for 22 consecutive trading days. As of November 7, 2005, this event had not yet occurred. We also entered into a registration rights agreement whereby, among other things, we agreed to file a registration statement, with the SEC, to register the resale of the shares of common stock that we will issue upon exercise of the warrants held by the Debt Investors and upon conversion of their notes. We agreed to keep the registration statement effective until the date when all of the shares registered could be sold or the date on which the shares registered can be sold without registration and without restriction as to the number of shares that may be sold. The notes are convertible into shares of our common stock at a conversion rate of $0.30 per share and the exercise price of the warrants is $0.23 per share, each subject to adjustments as specified in the applicable agreements. The warrants may be exercised until May 19, 2012. The estimated relative fair value of the warrants upon issuance of the convertible notes payable was calculated as $935,482 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, volatility of 159.9%, risk-free interest rate of 3.30% and an expected life of seven years. The gross proceeds of the secured convertible term notes of $2,420,000 were allocated $1,484,518 to notes payable and $935,482 to the related warrants. The market value of the Company's common stock was in excess of the effective conversion price after allocation, resulting in a beneficial conversion feature (discount) of $370,816. As required by Accounting Principles Board Opinion 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", Emerging Issues Task Force Bulletins 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently. Adjustable Conversion Ratios" and 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the portion of the proceeds equal to the total discount attributed to both the warrants and the beneficial conversion feature was credited to additional paid in capital. The convertible debt was recorded net of the $1,306,298 total discount, which is being accreted to interest expense over the 36-month term of the notes payable.

  Item 2.

      CORGENIX MEDICAL CORPORATIONManagement's Discussion and Analysis Of
                 Financial Condition and Results of Operations

      The   following   discussion   should   be   read  in
conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.
           General

      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 51 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes direct sales representatives, contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

      We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders if in stock. Accordingly, we do not operate with a significant customer order backlog.

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

Results of Operations


      Three Months Ended September 30, 2005 compared to 2004

      Net sales. Net sales for the quarter ended September 30, 2005 were approximately $1,635,000, a 25.5% increase from approximately $1,303,000 in the first quarter of fiscal 2004. North American sales increased 27.8% while sales to international distributors increased 18.4% from year to year. With respect to the Company's major product lines, Phospholipids kit sales increased 13.5% for the quarter, Coagulation kit sales increased 8.8%, HA kit sales increased 56.9%, whereas Autoimmune kit sales decreased 56.9%. Additionally, OEM sales increased 47.4%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2006.

      Cost of sales. Cost of sales, as a percentage of sales, decreased to 35.6% for the quarter ended September 30, 2005 from 42.8% in 2004 primarily due to product mix contribution from higher gross margin products.

      Selling and marketing. For the quarter ended September 30, 2005, selling and marketing expenses increased 1.3% to approximately $381,000 from approximately $376,000 in 2004. The slight increase was due to increases in advertising, commissions, royalties and labor-related expenses offset by decreases in Corgenix UK selling and marketing expenses.

      Research and development. Research and development expenses decreased 17.9% to approximately $129,000 for the quarter ended September 30, 2005 from approximately $157,000 in 2004. The majority of this decrease involved reductions in labor-related costs, consulting and purchases and development costs.

      General and administrative. For the quarter ended September 30, 2005, general and administrative expenses increased approximately $31,000 or 10.3% to approximately $330,000 from approximately $299,000 in 2004. This increase was primarily attributable to increases in labor-related and consulting expenses partially offset by decreases in merger-related costs.

      Interest expense. Interest expense increased 224.2% to approximately $338,000 for the quarter ended September 30, 2005 from approximately $104,000 in 2004 due primarily to the amortization of deferred financing costs and discount on the notes payable to the institutional investors in the recently completed private placement.

      Liquidity and Capital Resources

      Cash used in operating activities was $152,889 for the current fiscal quarter compared to cash provided in operating activities of $20,858 during the prior year's first fiscal quarter. The cash used in operations resulted primarily from increases in inventories and accounts receivable and decreases in accounts payable and accrued liabilities. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

      Net cash used by investing activities, the purchase of equipment, was $16,710 in the quarter compared to $6,528 for the prior year's same quarter. The increase was mainly attributable to increased spending on refrigeration equipment and manufacturing equipment.

      Net cash used by financing activities amounted to $6,149 during the recent quarter compared to $56,388 in the prior fiscal year. This decrease in cash used versus the comparable prior year was primarily due to lower payments on notes payable and capital lease obligations .

      Historically, we have financed our operations primarily through long-term debt and by sales of common and redeemable common stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 9.2% to $969,458 from $887,645 in 2004 primarily as a result of sales increases during the year.

      Our future capital requirements will depend on a number of factors, including the ability to complete new equity or debt financing, the possible redemption of common stock, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been cash raised from the private sale of secured convertible term notes and the sale of redeemable common and common stock, the Bridge Note from Genesis, and long-term bank debt financing. The Company announced in January 2005 the engagement of Ascendiant Securities for investment banking services. Ascendiant, together with Burnham Securities, arranged the financing that closed on May 19, 2005, which is described in detail herein. In connection with this financing, the Company refinanced approximately $1,016,196 of debt, including loans from Vectra Bank, SBA and Genesis Bioventures. We believe that our current availability of cash, working capital, proceeds from the issuance of preferred or common stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet our ongoing needs for at least the next twelve months.

                                       Item 3.

                               Controls and Procedures

      Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company's management in order to allow timely decisions regarding required disclosure.

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

      Forward-Looking Statements and Risk Factors

      This 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-QSB, including, without limitation, statements regarding future capital requirements, acquisition strategies, strategic partnership expectations, technological developments, the development, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

      An investment in Corgenix entails certain risks that should be carefully considered. In addition, these risk factors could cause actual results to differ materially from those expected include the following:

      We continue to incur losses and are likely to require additional financing.

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $5,625,252 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant changes from our budget, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

4.1 Form of Term Note Security Agreement dated May 19, 2005, filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
4.2 Form of Common Stock Purchase Warrant dated May 19, 2005, filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
10.4     License Agreement dated June 30, 2001 between Chugai
         Diagnostic Science Co., Ltd. and Corgenix Medical
         Corporation, filed with the Company's June 30, 2001 Form
         10-KSB, and incorporated herein by reference.

10.5 Office Lease dated May 5, 2001 between Crossroads West LLC/Decook Metrotech LLC and Corgenix, Inc., filed with the Company's June 30, 2001 Form-10KSB, and incorporated herein by reference.
10.6 Guarantee dated November 1, 1997 between William George Fleming, Douglass Simpson and Geoffrey Vernon Callen, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.
10.7 Employment Agreement dated July 1, 2005 between Luis R. Lopez and the Company filed with the Company's June 30, 2005 Form 10-KSB and incorporated herein by reference.

10.8 Employment Agreement dated July 1, 2005 between Douglass T. Simpson and the Company filed with the Company's June 30, 2005 Form-10KSB, and incorporated herein by reference.
10.9 Employment Agreement dated July 1, 2005 between William H. Critchfield and the Company filed with the Company's June 30, 2005Form-10KSB, and incorporated herein by reference.
10.10 Employment Agreement dated July 1, 2005 between Ann L. Steinbarger and the Company filed with the Company's June 30, 2005Form-10KSB, and incorporated herein by reference.
10.11 Employment Agreement dated July 1, 2005 between Taryn G. Reynolds and the Company filed with the Company's June 30, 2005Form-10KSB, and incorporated herein by reference.
10.14 Note dated January 6, 1997 between REAADS Medical Products, Inc. and Eagle Bank, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.
10.15 Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.
10.16 Warrant agreement dated June 1, 2000 between the Company and Taryn G. Reynolds, filed with the Company's June 30, 2001 Form 10-KSB, and incorporated herein by reference.
10.19 Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed with the Company's September 30, 2002 Form 10-QSB, and incorporated herein by reference.
10.20 License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed with the Company's June 30, 2002 Form 10-QSB, and incorporated herein by reference.
10.23 Amended and Restated 1999 Incentive Stock Plan filed with the Company's November 2002 filing of Proxy Statement Schedule 14A Information, and incorporated herein by reference.
10.24 Amended and Restated Employee Stock Purchase Plan, filed with the Company's November 2002 filing of Proxy Statement Schedule 14A Information, and incorporated herein by reference.
10.25    Agreement and Plan of Merger dated as of March 12, 2004 by and among Genesis Bioventures, Inc., GBI Acquisition
         Corporation and Corgenix Medical Corp., filed with the
         Company's March 31, 2004 Form 10-QSB, and incorporated
         herein by reference.
10.26 Product Development, Manufacturing and Distribution Agreement dated May 13, 2004 between Creative Clinical Concepts, Inc. and the Company, filed with the Company's June 30, 2005 Form 10-KSB, and incorporated herein by reference.
10.28 Warrant Agreement dated October 11, 2001, between Phillips V. Bradford and the Company, filed with the Company's December 31, 2001Form 10-QSB, and incorporated herein by reference.
10.29 Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company, filed with the Company's December 31, 2001 Form 10-QSB, and incorporated herein by reference.
10.30 Underlease Agreement dated October 3, 2001 between G.V. Calen, A.G. Pirmohamed and Corgenix UK, Ltd,. filed with the Company's December 31, 2001 Form 10-QSB, and incorporated herein by reference.
10.31 Supply Agreement dated September 12, 2003 between DiaDexus, Inc. and the Company filed with the Company's June 30, 2005 Form-10KSB, and incorporated herein by reference.
10.32 Distribution Agreement and OEM Agreement dated March 14, 2002 between RhiGene, Inc., and the Company, filed with the Company's March 31, 2002 Form 10-QSB, and incorporated herein by reference.
10.33 Distribution Agreement and OEM Supply Agreement dated March 31, 2005 between MBL International, Inc. and the Company filed with the Company's June 30, 2005 Form-10KSB, and incorporated herein by reference.
10.34 Form of Securities Purchase Agreement dated May 19, 2005 filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
10.35 Form of Secured Convertible Term Note dated May 19, 2005 filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
10.36 Form of Registration Rights Agreement dated May 19, 2005 filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
10.37 Form of Restricted Account Agreement dated May 19, 2005 filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
10.38 Form of Restricted Account Side Letter dated May 19, 2005 filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
10.39 Form of Stock Pledge Agreement dated May 19, 2005 filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
10.40 Form of Lockup Letter dated May 19, 2005 filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
10.41 Form of Subsidiary Guaranty dated May 19, 2005 filed with the Company's Form 8-K filed May 26, 2005, and incorporated herein by reference.
10.42 2005 Incentive Compensation Plan dated April 21, 2005 filed with the Company's June 30, 2005 Form-10KSB, and incorporated herein by reference.
10.43    Note dated August 1, 2005 between the Company and Medical
         & Biological Laboratories, Co., Ltd., filed with the
         Company's June 30, 2005 Form-10KSB, and incorporated
         herein by reference.
10.44    Amendment to Common Stock Purchase Agreement and Common
         Stock Purchase Warrant dated August 1, 2005 between the
         Company and Medical & Biological Laboratories, Co., Ltd.,
         filed with the Company's June 30, 2005 Form-10KSB, and
         incorporated herein by reference.
21.1 Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998.
31.1*    Certification of Chief Executive Officer pursuant to
         section 302 of the Sarbanes-Oxley Act.
31.2*    Certification of Chief  Financial Officer pursuant to
         section 302 of the Sarbanes-Oxley Act..
32.1* Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*  Filed herewith.
---------------------------------------
      (b)  Reports on Form 8-K.

1.           Form 8-K filed September 23, 2005 Results of Operation and
             Financial Condition.
2. Form 8-K filed September 30, 2005 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of a quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

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


   Date:  November 10, 2005

       /S/Douglass T. Simpson
       President and Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION


I, William H. Critchfield, Senior Vice President and Chief Financial Officer certify that:

1. I have reviewed this quartely report on Form 10-QSB of Corgenix Medical Corporation.

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

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of a quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

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


   Date:  November 10, 2005
       /S/William H. Critchfield
       Senior Vice President and Chief Financial Officer

                                                                   Exhibit 32.1

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
        SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                               UNITED STATES CODE

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officers of Corgenix Medical Corporation, a Nevada corporation (the "Company"), does hereby certify with respect to the Quartely Report of the Company on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities an Exchange Commission (the "10-QSB Report") that:

i.              the 10-QSB Report fully complies with the requirements of
                section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                and

ii. the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           Dated:    November 10, 2005

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


/S/William H. Critchfield
Senior Vice President and Chief Financial Officer

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORGENIX MEDICAL CORPORATION



November 10, 2005                 By:   /s/ Douglass T. Simpson
                                  -----------------------------
                                  Douglass T. Simpson
                                  President and Chief Executive Officer