Form 10QSB
period 2005-12-31
CORGENIX MEDICAL CORP/CO
filed 2006-02-13
CIK 1063665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X    QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE    SECURITIES
           EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2005

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


Indicate by check mark whether the  registrant  is a shell  company (as defined
in Rule 12b-2 of the Exchange Act)     Yes _     No   X
                                                      -


The number of shares of Common Stock outstanding was 9,888,884 as of February 14, 2006.


Transitional Small Business Disclosure Format.     Yes _     No   X
                                                                  -

                                        3
                                        2
                          CORGENIX MEDICAL CORPORATION


                                December 31, 2005





                                TABLE OF CONTENTS


                                                                        Page


                                     Part I


                              Financial Information


      Item 1.   Consolidated Financial Statements                          3


      Item 2.   Management's Discussion and Analysis or Plan of Operation 17


      Item 3.  Controls and Procedures                                    21




                                     Part II


                                Other Information


      Item 1.   Legal Proceedings                                         26


      Item 2.   Changes in Securities and Use of Proceeds                 26


      Item 3.   Defaults Upon Senior Securities                           26


      Item 4.   Submission of Matters to a Vote of Security Holders       26


      Item 5.   Other Information                                         26


      Item 6.   Exhibits and Reports on Form 8-K                          26


      Certifications                                                      28


      Signature Page                                                      31

                                     PART I
                   Item 1. Consolidated Financial Statements
                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

-------------------------------------------------------------------------------

                                                  December 31,   June 30, 2005
                                                     2005
                                                 (Unaudited)
                     Assets

Current Assets:
   Cash and equivalents                           $ 2,108,280      1,281,965
   Accounts receivable, less allowance for          1,078,262        887,645
    doubtful accounts of  $30,097
   Inventories                                      1,359,528      1,215,787
   Prepaid expenses                                    40,631         51,842
                                                  ----------------------------

                    Total current assets            4,586,701      3,437,239

Equipment:
   Capitalized software costs                         122,855        122,855
   Machinery and laboratory equipment                 657,596        639,692
   Furniture, fixtures, leaseholds and office         533,000        523,762
equipment                                         ---------------------------
                                                    1,313,451      1,286,309
   Accumulated depreciation and amortization       (1,075,332)    (1,028,103)
                                                  ---------------------------

                  Net equipment                       238,119        258,206
                                                  ---------------------------

Intangible assets:
   Patents, net of accumulated amortization of
    $1,117,544  and $1,093,970                           -            23,574
   License                                             18,275         18,275
                                                  ---------------------------
                     Net intangible assets             18,275         41,849
   Other assets:
   Deferred financing costs net of amortization     1,362,836        907,095
of  $201,374 and $39,440
   Due from officer                                    12,000         12,000
   Restricted cash                                  2,250,000        250,000
   Other assets                                        80,736         86,105
                                                  ---------------------------

                     Total assets                  $8,548,667      4,992,494
                                                  ===========================


      Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of notes payable, net of        $  507,414       221,176
discount
   Current portion of capital lease obligations        17,351        22,370
   Accounts payable                                   232,823       453,764
   Accrued payroll and related liabilities            240,149       218,411
   Accrued interest                                    22,593           753
   Accrued liabilities                                 41,739       113,293
                                                  ----------------------------

                       Total current liabilities   1,062,069      1,029,767

Notes payable, net of discount, less current       1,194,440        980,716
portion
Capital lease obligations, less current portion       14,441         22,754
                                                  ----------------------------

                       Total liabilities           2,270,950      2,033,237
                                                  ----------------------------
Redeemable common stock, 880,282 shares issued
   and outstanding, aggregate redemption value
   of $500,000, net of redeemable stock subject
   to redemption via payments on related note
   payable, of $250,000 at December 31, 2005
   (note 5)                                          250,000        500,000

Redeemable preferred stock, 2,000,000 shares
   issued and outstanding at December 31, 2005
   (note 1)                                         2,000,000          -

Stockholders' equity:
   Common stock, $0.001 par value.  Authorized
   40,000,000 shares; issued and outstanding
   9,375,305 and 8,172,435 shares at December 31
   and June 30, respectively                            8,495         7,292
   Additional paid-in-capital                       9,919,499     7,966,172
   Accumulated deficit                             (5,885,779)   (5,501,144)
   Accumulated other comprehensive loss               (14,498)      (13,063)
                                                  ----------------------------

                          Total stockholders'
                           equity                   4,027,717     2,459,257
                                                  ----------------------------
                         Total liabilities and
                         stockholders' equity      $8,548,667     2,847,824
                                                 =============================
See accompanying notes to consolidated financial statements.

                            CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Income

                            Three Months Ended             Six Months Ended
                          December 31,  December 31,   December 31, December 31,
                            2005          2004             2005       2004

                            ---------------------------------------------------
                                  (Unaudited)                 (Unaudited)
Net sales                $1,580,883    $1,276,571     $3,215,836    $2,579,642
Cost of sales               577,592       451,051      1,159,458     1,008,273
                            --------------------------------------------------

          Gross profit    1,003,291       825,520      2,056,378    1,571,369


Operating expenses:
   Selling and marketing    365,714       368,538        746,426      744,476

   Research and development 153,246       138,887        281,756      295,445

   General and
   administrative           400,412       334,192        730,515      633,541
                            ---------------------------------------------------

         Total expenses     919,372       841,617      1,758,697    1,673,462


         Operating income
         (loss)              83,919       (16,097)       297,681     (102,093)

Interest expense, net       344,446        85,941        682,316      190,144

                            ---------------------------------------------------

          Net loss         (260,527)     (102,038)      (384,635)    (292,237)


 Accretion of discount on
   redeemable common stock     -           21,639           -         43,278

                            ---------------------------------------------------

Net loss available to
   common stockholders    $(260,527)    $(123,677)     $(384,635)   $(335,515)

Net loss per share, basic
   and diluted            $   (0.03)        (0.02)         (0.04)       (0.06)

Weighted average shares
   outstanding, basci and
   diluted (note 2)       9,023,495      5,337,058     8,701,274    5,330,938
                          =========      =========     =========    =========

          Net loss        $(260,527)      (102,038)     (384,635)    (292,237)


Other comprehensive
loss-foreign currency
translation loss             (1,123)        (3,527)       (1,435)      (5,346)
                            --------       --------      --------      --------

 Total comprehensive loss $(261,650)      (105,565)     (386,070)    (297,583)
                          ==========      =========     =========    ==========
See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                   For the six months ended December 31, 2005
                                   (unaudited)
         Common      Common                          Accumulated
         Stock,      Stock, Additional                 other         Total
         Number     $0.001   paid-in    Accumulated comprehensive  stockholders'
       of Shares     par     capital      deficit      loss         equity
           --------------------------------------------------------------------

Balance at
June
30, 2005  8,172,435 $7,292 $7,966,172  $(5,501,144)   (13,063)    $2,459,257

Issuance
of common
stock for
services   280,744     281     59,429                                59,710
Issuance
 of warrants
 for financing
 costs                        360,969                               360,969
Issuance of
 common stock
 in exchange
 for debt and
 interest  529,388     529    158,287                               158,816
Beneficial
 conversion
 feature of
 institutional
 convertible
 note payable               1,363,635                             1,363,635
Exercise of
 warrants  382,738     383      6,517                                 6,900
Exercise of
 stock
 options    10,000      10      4,490                                   4,500
Foreign currency
translation                                          (1,435)       (1,435)
Net loss                                   (384,635)               (384,635)
              -----------------------------------------------------------------

Balance at
December 31,
2005      9,375,305 $  8,495 $ 9,919,499 $(5,885,779) $(14,498) $ 4,027,717

See accompanying notes to consolidated financial statements.

                          CORGENIX MEDICAL CORPORATION
                                AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                   Six Months Ended
                                               December 31,    December 31,
                                                 2005              2004
                                               ------------------------------
                                                      (Unaudited)
Cash flows from operating activities:
  Net loss                                     $(384,635)         (292,237)
  Adjustments to reconcile net loss to
 net cash provided by
 (used in) operating
 activities:
       Depreciation and amortization              71,869           94,033
       Accretion of discount on notes payable    382,796          148,127
       Common stock issued for services           59,710            5,120
       Common stock issued for interest           45,982              -
       Amortization of deferred
          financing costs                        161,934              -
       Changes in operating
       assets and liabilities
             Accounts receivable, net           (206,315)          71,718
             Inventories                        (145,539)        (163,098)
             Prepaid expenses and
              other assets, net of warrants
              issued for finance costs          (241,371)         (6,489)
                 Accounts payable                (199,318)        213,675
                 Accrued payroll and
                  related liabilities              20,515           5,963
                 Accrued liabilities,
                  including accrued interest      (47,937)         15,131
                                               -------------------------------
                 Net cash provided by
                   (used in) operating
                   activities                   (482,309)         91,943

                                               -------------------------------

Cash flows used in investing activities:
   Purchases of equipment                         (28,867)       (12,635)
                                               --------------------------------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock     2,000,000            -
  Proceeds from exercise of stock options           4,500            -
  Proceeds from exercise of warrants                6,900            -
  Proceeds from issuance of notes
    payable, net of original issue discout      1,363,635            -
  Proceeds from preferred stock deposited
    in escrow                                   (2,000,000)            -
  Payments on notes payable                       (20,000)        (100,283)
  Payments on capital lease obligations           (13,332)         (30,760)
                                               --------------------------------

           Net cash (used in) provided
             by financing activities            1,341,703         (131,043)
                                               --------------------------------

           Net increase (decrease) in
             cash and cash equivalents            830,527          (51,735)


Impact of exchange rate on cash                    (4,213)           8,076

Cash and cash equivalents at beginning
of period                                        1,281,966         468,954
                                               --------------------------------
Cash and cash equivalents at end of
period                                         $ 2,108,280         425,295
                                               ================================

Supplemental cash flow disclosures:
  Cash paid for interest                       $    84,241          25,179
                                               --------------------------------
Noncash investing and financing
activity--
    Equipment acquired under capital leases    $     -               45,400
                                               --------------------------------
    Issuance of stock for debt                 $  112,834               -
    Placement warrants issued in
       connection with financings              $  360,969               -
    Conversion of redeemable common
       stock to note payable                   $  250,000               -
                                               --------------------------------
See accompanying notes to consolidated financial statements.

                 CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Corgenix Medical Corporation ("Corgenix" or the "Company") is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. We currently sell 51 diagnostic products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions.

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

Recent Developments

      Corgenix entered into agreements on December 28, 2005 to complete two separate private placement financings with certain institutional and other accredited investors.

      The first financing was a private placement to Barron Partners, L.P., or Barron, a New York based private partnership, consisting of two million shares of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock were sold at $1.00 per share for gross proceeds of $2,000,000. The shares of preferred stock are convertible initially into 2.8571428571 shares of the Company's common stock. In addition, Corgenix issued warrants to Barron to acquire up to an additional 15,000,000 shares of Corgenix common stock, of which 5,000,000 are exercisable at $0.40 per share, 5,000,000 are exercisable at $0.50, and 5,000,000 are exercisable at $0.60. The warrants are exercisable for five years from the date of issuance.

      The exercise prices of the warrants, and the conversion rate and price of the shares of preferred stock, are subject to adjustment upon the occurrence of certain specified events, including issuance of additional shares of common stock or subdivision or combining of shares of common stock.

      The conversion right as contained in the preferred stock certificate of designations and the exercise rights contained in the warrants provide that a holder will not convert an amount of preferred stock or exercise warrants to the extent that the number of shares held by the holder, when added to the number of shares of common stock beneficially owned by such holder or issuable if the holder exercised one or more of its warrants immediately prior to conversion, would exceed 4.9% of the Company's issued and outstanding common stock.

      The transaction with Barron also included a Registration Rights Agreement in which the Company has agreed to file a registration statement on Form SB-2 covering the shares of common stock issuable upon the exercise of the warrants or the conversion of the preferred stock. If the registration statement is not declared effective or is otherwise ineffective or incomplete on the time schedule cited in the Registration Rights Agreement, the Company shall pay the holders of the preferred stock or warrants liquidated damages in the amount of 30,000 shares of preferred stock. However, in no event will the Company be required to pay any liquidated damages in an amount exceeding, together with any other adjustments, 14% of the number of shares of preferred stock originally issued to Barron.

      At the closing, the Company reimbursed Barron $15,000 for due diligence expenses. In addition, Ascendiant Securities, LLC acted as a financial advisor to the Company. As compensation for its services, the Company will pay to Ascendiant a success fee equal to 8% of the initial gross proceeds ($160,000), which fee would be paid from escrow if and when those funds are released to Corgenix from escrow. If funds are not released to Corgenix, then no cash fee will be paid to Ascendiant. If and when the Barron warrants are exercised, then Corgenix would pay Ascendiant 8% of those gross proceeds. Three warrants were issued to Ascendiant, each for the purchase of up to 552,380 shares, or 8% of the securities issued in the transaction, at $.40, $.50, and $.60 with net exercise rights.

      As currently constituted, the Company has 40 million shares of common stock authorized, of which approximately 9.3 million shares are issued and outstanding, and approximately 30.7 million are reserved for issuance to accommodate the exercise or conversion of warrants, options, and convertible debt that is currently outstanding. If all of the shares of preferred stock and warrants issued to Barron in the recent financing were converted or exercised today, then approximately 20.7 million shares of common stock would be needed to satisfy such activity.

      The Company does not currently have enough shares of common stock authorized to satisfy the exercise of the warrants or conversion of the preferred stock issued to Barron. As a result, the $2,000,000 in gross proceeds from Barron have been placed into an escrow account, and will be released to Corgenix if the shareholders of the Company approve an amendment to the Company's articles of incorporation increasing the authorized common shares. To that end, the Company has filed a proxy statement calling a special meeting of the shareholders of the Company on March 24, 2006, to vote upon an amendment to the Articles increasing the number of authorized shares of Common Stock from the current 40 million to 100 million (the "Share Increase Amendment"). If by July 1, 2006, the Share Increase Amendment has not been adopted or approved by the Company's shareholders, then the escrow agent would be instructed to return the $2,000,000 in escrow funds to Barron, the preferred stock certificates would be canceled, and the Company would be obligated to pay Barron an amount equal to one percent (1%) of the escrow funds, or $20,000, for each thirty (30) day period during which the funds were held in escrow. If the Share Increase Amendment is adopted or approved by the Company's shareholders before July 1, 2006, then the $2,000,000 plus accrued interest would be released to the Company, and the preferred stock certificates would be issued from escrow to Barron.

      If the Share Increase Amendment were adopted or approved by the Company's shareholders, then Company will immediately reserve and keep available shares of common stock for the purpose of enabling the Company to issue the shares of common stock underlying the preferred stock and warrants issued to Barron.

      With the Barron funding described above, if the funds are released from escrow, the Company plans to use the net proceeds, after transaction fees and expenses, for key strategic initiatives, working capital and other general corporate purposes.

      Corgenix granted to Barron the right to participate in any subsequent financings by the Company on a pro rata basis at one hundred percent (100%) of the offering price; provided that any such right to participate shall be effective if and only if the right of first refusal in favor of the Company's current convertible debt investors has not been exercised.

      If the funds in escrow are released to the Company prior to June 30, 2006 due to shareholder approval of the Share Increase Amendment, and if the Company's EBITDA for the audited fiscal year ended June 30, 2006, as calculated based upon the audited financial statements filed with the Company's Form 10-KSB filed with the Securities and Exchange Commission, is less than $1,150,000, then the Company must issue to Barron such number of additional shares of preferred stock equal to 2,000,000 multiplied by the percentage by which EBITDA is less than $1,150,000, expressed as a positive number; provided that in no event will the number of additional shares of preferred stock issued due to this EBITDA adjustment exceed 14% of the number of shares of Preferred Stock originally issued to Barron, or 280,000 shares. For example if EBITDA is $920,000 (20% decline) then the Company would issue to the Investor an additional 14% (i.e. 280,000) shares of preferred stock; provided that at the time Barron continues to hold all 2,000,000 shares of preferred stock originally issue on the Closing. EBITDA is defined in the Preferred Stock Purchase Agreement as net income of the Company, before interest, taxes, depreciation, amortization and one time charges, including, but not limited to, loss on the extinguishment of debt.

      The Company has agreed to ensure that a majority of the members of the board of directors, and a majority of the compensation and audit committees, are qualified independent directors, as defined by the NASD, within 90 days after December 28, 2005. If the board fails to meet either the majority board or majority committee requirement, then in each instance the Company will pay to Barron $20,000 for each month during which this requirement has not been met, which may be paid, at the Company's election, in cash or additional shares of preferred stock.

      The foregoing is a summary of the terms of the Barron Preferred Stock Purchase Agreement, the Barron Common Stock Purchase Warrants, the Barron Registration Rights Agreement, the Barron Escrow Agreement, and the Barron Lockup Agreements. Such summary does not purport to be complete and is qualified in its entirety by reference to the full text of each such agreement, copies of which are attached hereto and incorporated herein by reference.

      The second financing, also completed on December 28, 2005, was a private placement financing with certain institutional and other accredited investors that had previously invested in the Company, including Truk International Fund, LP, Truk Opportunity Fund, LLC and CAMOFI Master LDC (f/k/a DCOFI Master LDC), representing net proceeds to the Company of $1,363,635. This financing was made pursuant to the exercise of an additional investment right by such institutional investors that was granted to them pursuant to a financing on substantially similar terms completed on May 19, 2005.

      This private placement includes $1,500,000 in aggregate principal amount of Secured Convertible Term Notes due 2008. Warrants to acquire approximately 3,800,000 shares of the Company's common stock, at $0.23 per share, were also issued to the investors (the AIR Warrants).

      The interest rate on the Secured Convertible Term Notes is the greater of
(i) prime rate plus 3% or (ii) 12%, except for the portion of the note proceeds that is held in the restricted cash account, which amount accrues interest at the prime rate. However, (i) if the Company has registered the shares of common stock underlying the Secured Convertible Term Notes and the AIR Warrants, and that registration is declared effective, and (ii) the market price of the common stock for the five consecutive trading days preceding the last business day of each month exceeds the conversion price (as adjusted) by 25%, then the interest rate for the next calendar month is reduced by 25 basis points for each incremental 25% increase in the market price above the fixed conversion price.

      Amortizing payments of the principal amount begin on June 1, 2006 and such payments are due on the first day of each month thereafter until the maturity date in December 2008, at which time any outstanding principal shall be due and payable. Interest payments begin January 1, 2006, and such interest payments are due on the first day of each subsequent month until the principal amount is paid in full.

      The Secured Convertible Term Notes may be prepaid, but any prepayment must be 125% of the portion of the principal amount to be prepaid, together with accrued but unpaid interest thereon and any other sums due. The holders of the Secured Convertible Term Notes may accelerate all sums of principal, interest and other fees then remaining unpaid upon the occurrence of an event of default (as defined in the Secured Convertible Term Notes) beyond any applicable grace period. In the event of such acceleration, the amount due and owing the holder shall be 125% of the outstanding principal amount (plus accrued and unpaid interest and fees, if any). As part of the financing terms, a blanket lien filed in connection with the May 19, 2005 financing covering all of the Company's assets extends to this financing.

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

      The conversion right as contained in the Secured Convertible Term Notes provide that a holder will not convert an amount of a Note that would be convertible into shares of common stock to the extent that the number of shares held by the holder, when added to the number of shares of common stock beneficially owned by such holder or issuable if the holder exercised one or more of its AIR Warrants immediately prior to conversion, would exceed 4.99% of the Company's issued and outstanding common stock.

      The Company also issued AIR Warrants to acquire approximately 3,800,000 shares of the Company's common stock. The AIR Warrants are exercisable for seven years from the date of issuance at an exercise price of $0.23 per share. The exercise price is also subject to adjustment upon the occurrence of certain specified events, including issuance of additional shares of common stock or subdivision or combining of shares of common stock.

      The transaction also included a Registration Rights Agreement in which the Company has agreed to file a registration statement on Form SB-2 covering the shares of common stock issuable upon the exercise of the AIR Warrants and the conversion of the Secured Convertible Term Notes. If the registration statement is declared effective or is otherwise ineffective or incomplete on the time schedule cited in the Registration Rights Agreement, the Company shall pay the holders of the Secured Convertible Term Notes or AIR Warrants liquidated damages in the amount of 1.5% on the original principal amount of Secured Convertible Term Notes for each 30-day period that elapses until the registration statement is declared effective.

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


  2.     EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. No stock options were granted in the most recent quarter or six months ended December 31, 2005 or 2004. Options and warrants to purchase common stock totaling 33,221,103 shares for the quarter and six months ended December 31, 2005, and totaling 1,370,920 shares for the quarter and six months ended December 31, 2004 are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net loss per share.

The components of basic and diluted loss per share are as follows:
                               3 months   3 months     6 months     6 months
                                ended       ended        ended       ended
                            December 31, December 31, December 31,  December 31,
                                 2005        2004         2005         2004
                            ---------------------------------------------------


Net loss  available  to
common shareholders        $ (260,527)    (123,677)     (384,635)   (335,515)
                           ====================================================

Common and common equivalent shares outstanding:
  Historical   common   shares
   outstanding    for    basic
   income  (loss) per share at
   beginning of  period     8,587,390     5,324,818     8,172,435    5,321,319

  Weighted    average   common
   shares issued during
   the period                 436,105       12,240        528,839        9,619
                               ------------------------------------------------

  Weighted    average   common
   shares-basic and diluted  9,023,495     5,337,058     8,701,274    5,330,938
Net loss per  share-basic
   and diluted               $  (0.03)        (0.02)         (0.05)       (0.06)
                             ==========    =========     ==========   ==========

3.     INCOME TAXES

    A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

4.    SEGMENT INFORMATION

   The Company has two segments of business: North American and international operations. North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales. The following table sets forth selected financial data for these segments for the three-and six-month periods ended December 31, 2005 and 2004.


           Three Months Ended December 31,        Six Months Ended December 31,
                                                          31,
           Domestic    Intnl.   Total         Domestic     Intnl.    Total

Net
sales
2005     $1,150,686   430,197 1,580,883      2,396,204    819,632  3,215,836
2004     $  904,689   371,882 1,276,571      1,878,964    700,678  2,579,642
         ----------  --------  -------       ---------   --------- --------
         ==========  ========  =======       =========   =========  ========
Net income
(loss)
2005     $(426,117)   165,590 (260,527)     (713,874)     329,239  (384,635)
2004     ==========  ========  =======       =======      ========= ========
         $(208,712)   106,674 (102,038)     (464,903)     172,666  (292,237)
         ==========  ========  =======       =======      ========= ========

Depreciation
and
amortization
2005     $  23,443       1,037   24,480        70,397      1,472   71,869
2004     $  47,396         569   47,965        92,900      1,133   94,033
         ==========    ========  =======       =======  ========= ========
Interest
expense, net
2005     $(343,453)       (993) (344,446)    (679,443)    (2,873)  (682,316)
2004     $ (84,930)     (1,011)  (85,941)    (188,119)    (2,025)  (190,144
         ----------    --------  -------      -------    --------- --------
         ==========    ========  =======      =======    ========= ========
Segment
assets
2005     $8,012,924     535,743 8,548,667    8,012,924    535,743  8,548,667
June 30,
2005     $4,553,888     438,606 4,992,494    4,553,888    438,606  4,992,494
         ==========    ========  =======      =======    =========  ========


5.    REDEEMABLE COMMON STOCK

      On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company's common stock for $500,000, which, at the time, MBL was permitted to put to the Company for repurchase at the same price if a previously existing distribution agreement with RhiGene, Inc. were terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants originally were set to expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2005). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act and received standard piggyback registration rights along with certain demand registration rights. MBL did not elect to register its redeemable shares in the SB-2 registration statement filed by the Company on June 25, 2005 and declared effective on August 2, 2005.

      On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. ("MBLI"), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141of the original redeemable shares are to be exchanged over time for a three-year promissory note payable with interest at prime (6.75% as of September 30, 2005) plus two percent with payments having commenced in September, 2005. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. The remaining 440,141 shares must be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

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

      Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated as follows:

                                 Three     Three      Six        Six
                                Months     Months     Months     Months
                                 Ended     Ended      Ended      Ended
                                -----------------------------------------
                                December  December   December   December
                                   31,        31,       31,         31,
                                -----------------------------------------
                                 2005       2004       2005        2004
                                -----------------------------------------
                                -----------------------------------------

  Net  loss   available   to
    common  stockholders  as
    reported                    $(260,527) $(123,677) $(384,635)  $(335,515)
  Deduct  total  stock-based
    employee    compensation
    expense       determined
    under fair-value  method
    for all  awards,  net of tax  (16,977)  (10,679)   (33,954)   (21,358)
                                  --------  ---------  ---------  ---------
  Pro forma net loss
    available to common $
    stockholders                $(277,504) (134,356)   (418,589)  (356,873)
                                  ========= ========   =========  =========
  Net loss per share basic
    and diluted as reported     $  (0.03)  $  (0.02)    $ (0.04)  $  (0.06)
                                  =======   =========   ========  =========
  Net loss per share, basic
     and diluted  pro forma     $   (0.03) $  (0.03)    $ (0.05)  $   (0.07)
                                  =======   =========   ========  ==========

      As of December 31, 2005, there were also 31,836,226 outstanding warrants issued to institutional investors, consultants and employees outstanding and exercisable ranging in prices from $.23 to $1.25 per share with a weighted average exercise price of $.38 per share. Fair value was determined using the Black Scholes option - pricing model with the following assumptions: no expected dividends, volatility of 111.5% in fiscal 2005, risk-free interest rate of 4.39 % in fiscal 2006 and expected lives of five to seven years.

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

8.    NOTES PAYABLE

      Notes payable consist of the following at December 31, 2005 and June 30, 2005:
                                               December 31, 2005  June 30, 2005
                                               -----------------  -------------

    Secured, amortizing convertible term note
    payable to institutional investors,
    net of discount of $842,856, with interest at the
    greater of 12% or prime plus 3%
    (12% as of  December 31, 2005),
    interest only from June 1, 2005 through
    October 1, 2005 and then due in monthly
    installments of $55,667 plus interest
    through May 19, 2008, collateralized by
    commercial security agreements and a
    partial guaranty by an officer of the
    company. See discussion of terms below.       $  714,310     451,892

    Secured, amortizing convertible term
    note payable to institutional investors,
    net of discount of $1,492,456, with interest
    at the greater of 12% or prime plus 3%
    (12% as of  December 31, 2005),
    interest only from December 28, 2005
    through June1, 2006 and then due in
    monthly installments of $50,000 plus
    interest through December 28, 2008,
    collateralized by commercial security
    agreements. See discussion of terms
    below.                                           7,544          --

    Secured, non-amortizing convertible
    term note payable to institutional investors,
    with interest at the greater of 12% or prime
    plus 3% (12% as of June 30, 2005), interest
    only payments commencing June 1, 2005
    until May 19, 2008, collaterialized by
    commercial security agreements. See
    discussion of terms below.                    500,000          500,000

    Secured, restricted, non-amortizing
    convertible term note payable to institutional
    investors, with interest at prime (6% at June 30,
    2005), interest only payments commencing June 1,
    2005 until the earlier of May 19, 2008 or
    the date the proceeds to the company are no
    longer restricted, collateralized by
    commercial security agreements. See discussion
    of terms below.                              250,000           250,000

    Note payable, unsecured, to redeemable
    common stockholders, with interest at prime
    plus 2.0% (8.75% at December 31, 2005) due
    in monthly installments with principal
    payments ranging from $5,000 to $10,000 plus
    interest through August 2008.                230,000              --
                                               -----------        ------------
                                               1,701,854           1,201,892

       Current portion,  net of current
          portion of discount                   (507,414)           (221,176)
                                               -----------         ------------
                 Notes payable, excluding
                 current portion              $ 1,194,440             980,716
                                              ===========          ============

The Company completed a second convertible debt financing on December 28, 2005. The financing was a private placement financing with certain institutional and other accredited investors that had previously invested in the Company, including Truk International Fund, LP, Truk Opportunity Fund, LLC and CAMOFI Master LDC (f/k/a DCOFI Master LDC), representing net proceeds to the Company of $1,363,635. This financing was made pursuant to the exercise of an additional investment right by such institutional investors that was granted to them pursuant to a financing on substantially similar terms completed on May 19, 2005.

      This private placement includes $1,500,000 in aggregate principal amount of Secured Convertible Term Notes due 2008. Warrants to acquire approximately 3,800,000 shares of the Company's common stock, at $0.23 per share, were also issued to the investors (the AIR Warrants).

      The interest rate on the Secured Convertible Term Notes is the greater of
(i) prime rate plus 3% or (ii) 12%, except for the portion of the note proceeds that is held in the restricted cash account, which amount accrues interest at the prime rate. However, (i) if the Company has registered the shares of common stock underlying the Secured Convertible Term Notes and the AIR Warrants, and that registration is declared effective, and (ii) the market price of the common stock for the five consecutive trading days preceding the last business day of each month exceeds the conversion price (as adjusted) by 25%, then the interest rate for the next calendar month is reduced by 25 basis points for each incremental 25% increase in the market price above the fixed conversion price.

      Amortizing payments of the principal amount begin on June 1, 2006 and such payments are due on the first day of each month thereafter until the maturity date in December 2008, at which time any outstanding principal shall be due and payable. Interest payments begin January 1, 2006, and such interest payments are due on the first day of each subsequent month until the principal amount is paid in full.

      The Secured Convertible Term Notes may be prepaid, but any prepayment must be 125% of the portion of the principal amount to be prepaid, together with accrued but unpaid interest thereon and any other sums due. The holders of the Secured Convertible Term Notes may accelerate all sums of principal, interest and other fees then remaining unpaid upon the occurrence of an event of default (as defined in the Secured Convertible Term Notes) beyond any applicable grace period. In the event of such acceleration, the amount due and owing the holder shall be 125% of the outstanding principal amount (plus accrued and unpaid interest and fees, if any). As part of the financing terms, a blanket lien filed in connection with the May 19, 2005 financing covering all of the Company's assets extends to this financing.

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

      The conversion right as contained in the Secured Convertible Term Notes provide that a holder will not convert an amount of a Note that would be convertible into shares of common stock to the extent that the number of shares held by the holder, when added to the number of shares of common stock beneficially owned by such holder or issuable if the holder exercised one or more of its AIR Warrants immediately prior to conversion, would exceed 4.99% of the Company's issued and outstanding common stock.

      The Company also issued AIR Warrants to acquire approximately 3,800,000 shares of the Company's common stock. The AIR Warrants are exercisable for seven years from the date of issuance at an exercise price of $0.23 per share. The exercise price is also subject to adjustment upon the occurrence of certain specified events, including issuance of additional shares of common stock or subdivision or combining of shares of common stock.

      The transaction also included a Registration Rights Agreement in which the Company has agreed to file a registration statement on Form SB-2 covering the shares of common stock issuable upon the exercise of the AIR Warrants and the conversion of the Secured Convertible Term Notes. If the registration statement is declared effective or is otherwise ineffective or incomplete on the time schedule cited in the Registration Rights Agreement, the Company shall pay the holders of the Secured Convertible Term Notes or AIR Warrants liquidated damages in the amount of 1.5% on the original principal amount of Secured Convertible Term Notes for each 30-day period that elapses until the registration statement is declared effective.
                                     Item 2.




                          CORGENIX MEDICAL CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



       The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.


      General


      Since the Company's inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 51 products covering autoimmune disorders, cardiovascular diseases, and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that include contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

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

      FAS 154 Disclosure. In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No.
3. The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on the Company's financial statements.


      Critical Accounting Policies

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and our significant accounting policies are summarized above. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

      Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2005 and 2004 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Research and development and advertising costs are expensed when incurred. Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

      Results of Operations


       Three Months Ended December 31, 2005 compared to 2004

      Net sales. Net sales for the quarter ended December 31, 2005 were approximately $1,581,000, a 23.8% increase from approximately $1,277,000 for the quarter ended December 31, 2004. North American sales increased 27.2%, while sales to international distributors increased 15.7% from year to year for the second quarter, due to an overall increase in demand for and increased acceptance of the Company's diagnostic kits. With respect to the Company's major product lines, Phospholipids kit sales increased 22.0% for the fiscal quarter, Coagulation kit sales increased 20.0 %, HA kit sales increased 21.4%, primarily due to the timing of orders, and Autoimmune kit sales increased 34.9%. Additionally, OEM sales increased 9.2%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2006.

      Cost of sales. Cost of sales, as a percentage of sales, increased slightly to 36.5% in the quarter ended December 31, 2005 from 35.3% in the second quarter of 2004 primarily due to product mix contribution from lower gross margin products.

      Selling and marketing. For the quarter ended December 31, 2005, selling and marketing expenses decreased less than 1% to approximately $366,000 from approximately $369,000 in the second quarter of 2004. The slight decrease was due to decreases in CE Marking, license fees, and business promotional expenses offset by increases in commissions expense, labor related, trade show and royalties expense.

      Research and development. Research and development expenses increased 10.3% to approximately $153,000 in the quarter ended December 31, 2005 from approximately $139,000 for the quarter ended December 31, 2004 as a result of increased activity related to certain larger-market new product opportunities . The majority of this increase involved increases in convention and seminar participations and related fees, legal fees, outside services, travel and laboratory supplies.

      General and administrative. General and administrative expenses increased approximately $66,000 or 19.8% to approximately $400,000 in the quarter ended December 31, 2005 from approximately $334,000 for the quarter ended December 31, 2004, primarily due to increases in consulting fees, labor-related expenses, outside services (primarily investor relations and proxy-related), and patent renewal fees.

      Interest expense. Interest expense increased 300.8% to approximately $344,000 for the quarter ended December 31, 2005 from approximately $86,000 in 2004 due primarily to the amortization of deferred financing costs and discount on the notes payable to the institutional investors in the recently completed convertible debt financings.

      Six Months Ended December 31, 2005 and 2004

      Net sales Net sales for the six months ended December 31, 2005 were approximately $3,216,000, a 24.7% increase from approximately $2,580,000 for the six months ended December 31, 2004. Domestic sales increased 27.5% while sales to international distributors increased 17.0% from year to year due to an overall increase in demand for and increased acceptance of the Company's diagnostic kits. With respect to the Company's major product lines, Phospholipids kit sales increased 17.7% for the current six month period, Coagulation kit sales increased 14.0 %, HA kit sales increased 37.5%, and Autoimmune kit sales decreased 3.3%. Additionally, OEM sales increased 26.8%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2006.

      Cost of sales. Cost of sales, as a percentage of sales, decreased to 36.1% in the six months ended December 31, 2005 from 39.1% in 2004 primarily due to product mix contribution from higher gross margin products.

      Selling and marketing. Selling and marketing expenses increased less than 1% to approximately $746,000 in the six months ended December 31, 2005 from approximately $744,000 in 2004. The majority of this increase involved increases in commissions expense, labor related, trade show and royalties expense, offset by decreases in CE Marking, license fees, and business promotional expenses.

      Research and development. Research and development expenses decreased 4.6% to approximately $282,000 in the six months ended December 31, 2005 from approximately $295,000 for the six months ended December 31, 2004. The majority of this decrease involved reductions in consulting, and labor-related expenses essentially offset by increases in convention and seminars, legal fees, outside services, travel and laboratory supplies.

      General and administrative. General and administrative expenses increased approximately $97,000 or 15.3% to approximately $731,000 in the six months ended December 31, 2005 from approximately $634,000 for the six months ended December 31, 2004, primarily due to increases in consulting fees, labor-related expenses, outside services (primarily investor relations and proxy-related), and patent renewal fees.

      Interest expense. Interest expense increased 258.8% to approximately $682,000 in the six months ended December 31, 2005 from approximately $190,000 for the six months ended December 31, 2004 due primarily to the amortization of deferred financing costs and discount on the notes payable to the institutional investors in the recently completed convertible debt financings.
      .
      Liquidity and Capital Resources

      Cash used in operating activities was $482,309 for the first six months of the current fiscal year compared to cash provided in operating activities of $91,943 during the prior year's first six months. The cash used in operations resulted primarily from increases in prepaid expenses (principally deferred financing costs) and other assets plus increases in inventories and accounts receivable and decreases in accounts payable and accrued liabilities. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

      Net cash used by investing activities, the purchase of equipment, was $28,867 in the initial six months compared to $12,635 for the prior year's same period. The increase was mainly attributable to increased spending on computers, refrigeration equipment and manufacturing equipment.

      Net cash provided by financing activities amounted to $1,341,703 during the recent initial six months compared to cash used by financing activities of $131,043 in the prior fiscal year. This decrease in cash used versus the comparable prior year was primarily due to the financings discussed above.

      Historically, we have financed our operations primarily through long-term debt and sales of common, redeemable common and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 21.5% to $1,078,262 from $887,645 in 2004 primarily as a result of sales increases during the period.

      Our future capital requirements will depend on a number of factors, including the ability to complete new equity or debt financing, the possible redemption of common stock, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been cash raised from the private sale of secured convertible term notes and the sale of redeemable common, common and preferred stock, the Bridge Note from Genesis, and long-term bank debt financing. We believe that our current availability of cash, working capital, proceeds from the issuance of preferred or common stock and debt financing and expected cash flows from operations, especially considering the increasing sales volume the Company is experiencing in Fiscal 2006, will be adequate to meet our ongoing needs for at least the next twelve months.













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

      We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $5,885,779 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant changes from our budget, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

                          CORGENIX MEDICAL CORPORATION


                                     Part II


                                Other Information





Item 1.    Legal Proceedings


      None.


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds


       See  disclosure  provided on the Company's  Form 8-K filed  December 29,
2005

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

4.3      Amended and Restated Certificate of Designation of
         Preferences, Rights and Limitations of Series A
         Convertible Preferred Stock for Corgenix Medical
         Corporation.
10.1*    Preferred Stock Purchase Agreement between Corgenix
         Medical Corporation and Barron Partners L.P., dated
         December 28, 2005.
10.2*    Escrow Agreement between Corgenix Medical Corporation,
         Barron Partners LP and Epstein, becker & Green, P.C.,
         dated December 28, 2005.
10.3*    Registration Rights Agreement between Corgenix Medical
         Corporation and Barron Partners L.P., dated December 28,
         2005.
10.4*    Common Stock Purchase Warrant "A" issued to Barron
         Partners.
10.5*    Common Stock Purchase Warrant "B" issued to Barron
         Partners.
10.6*    Common Stock Purchase Warrant "C" issued to Barron
         Partners.
10.7*    Common Stock Purchase Warrant #118 issued to Ascendiant
         Securities, L.L.C.
10.8*    Common Stock Purchase Warrant #119 issued to Ascendiant
         Securities, L.L.C.
10.9*    Common Stock Purchase Warrant #120 issued to Ascendiant
         Securities, L.L.C.
31.1*    Certification of Chief Executive Officer pursuant to
         section 302 of the Sarbanes-Oxley Act.
31.2*    Certification of Chief  Financial Officer pursuant to
         section 302 of the Sarbanes-Oxley Act..
32.1* Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*  Filed herewith.
---------------------------------------
(b)          Reports on Form 8-K.

1.           Form 8-K filed September 23, 2005 Results of Operation and
             Financial Condition.
2. Form 8-K filed September 30, 2005 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
3. Form 8-K filed December 13, 2005 Regulation FD Disclosure 4. Form 8-K filed December 29-, 2005 Entry Into Material Definitive Agreements
5. Form 8-K filed January 6, 2006 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers






























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


   Date:  February 14, 2006

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


   Date:  February 14, 2006
       /S/William H. Critchfield
       Senior Vice President and Chief Financial Officer

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


           Dated:    February 14, 2006

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



                                    CORGENIX MEDICAL CORPORATION



February 14, 2006                     By:   /s/ Douglass T. Simpson
                                           -------------------------
                                           Douglass T. Simpson
                                        President and Chief Executive Officer