Form 10QSB
period 2006-03-31
CORGENIX MEDICAL CORP/CO
filed 2006-05-15
CIK 1063665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-24541

CORGENIX MEDICAL CORPORATION

(Exact name of Small Business Issuer as specified in its Charter)

Nevada	93-1223466
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12061 Tejon Street, Westminster, Colorado 80234

(Address of principal executive offices)

(303) 457-4345

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No  ☒

The number of shares of Common Stock outstanding was 10,549,285 as of  May 15, 2006.

Transitional Small Business Disclosure Format.  Yes   ☐   No  ☒

CORGENIX MEDICAL CORPORATION

March 31, 2006

i

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2006	June 30, 2005 ***
	(Unaudited)
Assets

Current Assets:
Cash and equivalents	$3,569,356	$1,281,965
Accounts receivable, less allowance for doubtful accounts of $30,097	1,097,805	887,645
Inventories	1,475,205	1,215,787
Prepaid expenses	90,197	51,842
Total current assets	6,232,563	3,437,239

Equipment:
Capitalized software costs	122,855	122,855
Machinery and laboratory equipment	668,283	639,692
Furniture, fixtures, leaseholds and office equipment	538,745	523,762
	1,329,883	1,286,309
Accumulated depreciation and amortization	(1,095,216)	(1,028,103)
Net equipment	234,667	258,206
Intangible assets:
Patents, net of accumulated amortization of $1,117,544 and $1,093,970	—	23,574
License	18,275	18,275
Net intangible assets	18,275	41,849
Other assets:
Deferred financing costs net of amortization of $334,872 and $39,440	1,236,197	907,095
Due from officer	12,000	12,000
Restricted cash	250,000	250,000
Other assets	297,588	86,105
Total assets	$8,281,290	$4,992,494

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of notes payable, net of discount	$632,660	$221,176
Current portion of capital lease obligations	16,502	22,370
Accounts payable	321,629	453,764
Accrued payroll and related liabilities	260,448	218,411
Accrued interest	39,559	753
Accrued liabilities	50,186	113,293
Total current liabilities	1,320,984	1,029,767

Notes payable, net of discount, less current portion	1,284,653	980,716
Capital lease obligations, less current portion	9,917	22,754
Total liabilities	2,615,554	2,033,237

Redeemable common stock, 880,282 shares issued and outstanding, aggregate redemption value of $500,000, net of redeemable stock subject to redemption via payments on related note payable, of $250,000 at March 31, 2006 (note 5)	250,000	500,000

Stockholders’ equity:
Preferred stock, 2,000,000 shares issued and outstanding at March 31, 2006 (note 1)	2,000,000	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 10,297,603 and 8,172,435 shares at March 31 and June 30, respectively	9,417	7,292
Additional paid-in-capital	11,962,582	7,966,172
Accumulated deficit	(8,542,632)	(5,501,144)
Accumulated other comprehensive loss	(13,631)	(13,063)
Total stockholders’ equity	5,415,736	2,459,257
Total liabilities and stockholders’ equity	$8,281,290	$4,992,494

See accompanying notes to consolidated financial statements.

***Amounts are derived from the audited financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	(Unaudited)		(Unaudited)
Net sales	$1,634,446	$1,444,553	$4,850,282	$4,024,195
Cost of sales	622,576	508,571	1,782,034	1,516,844

Gross profit	1,011,870	935,982	3,068,248	2,507,351

Operating expenses:
Selling and marketing	431,944	360,758	1,178,370	1,105,234
Research and development	208,624	146,918	490,380	442,363
General and administrative	412,826	273,804	1,143,341	907,345
Total expenses	1,053,394	781,480	2,812,091	2,454,942

Operating income (loss)	(41,524)	154,502	256,157	52,409

Interest expense, net	615,329	78,827	1,297,645	268,971

Net income (loss)	(656,853)	75,675	(1,041,488)	(216,562)

Accretion of discount on redeemable common stock	—	(21,641)	—	(64,919)
Imputed dividends on Convertible Preferred Stock	(2,000,000)	—	(2,000,000)	—
Net income (loss) available to common stockholders	$(2,656,853)	$54,034	$(3,041,488)	$(281,481)

Net income (loss) per share, basic	$(0.27)	$0.01	$(0.33)	$(0.05)

Net income (loss) per share, diluted	(0.27)	0.01	(0.33)	(0.05)

Weighted average shares outstanding, Basic (note 2)	9,913,950	5,341,715	9,099,598	5,338,421

Weighted average shares outstanding, diluted (note 2)	9,913,950	5,367,863	9,099,598	5,338,421

Net income (loss)	$(656,853)	$75,675	$(1,041,488)	$(216,562)

Other comprehensive income (loss)- foreign currency translation loss	867	2,734	(568)	(2,612)

Total comprehensive income (loss)	$(655,986)	$78,409	$(1,042,056)	$(219,174)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the nine months ended March 31, 2006

(unaudited)

	Preferred Stock	Common Stock, Number of Shares	Common Stock, $ 0.001 par	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity

Balance at June 30, 2005	$—	8,172,435	$7,292	$7,966,172	$(5,501,144)	$(13,063)	$2,459,257

Issuance of preferred stock for cash	2,000,000						2,000,000

Issuance of common stock for services		507,771	508	123,473			123,981
Issuance of warrants for financing costs				360,950			360,950
Issuance of common stock in exchange for debt and interest		1,224,659	1,224	366,174			367,398
Beneficial conversion feature of institutional convertible note payable				1,134,786			1,134,786
Exercise of warrants		382,738	383	6,537			6,920
Exercise of stock options		10,000	10	4,490			4,500
Foreign currency translation						(568)	(568)
Net loss					(1,041,488)		(1,041,488)
Imputed Dividends on convertible preferred stock				2,000,000	(2,000,000)		—

Balance at March 31, 2006	$2,000,000	10,297,603	$9,417	$11,962,582	$(8,542,632)	$(13,631)	$5,415,736

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,041,488)	$(216,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	91,515	141,972
Accretion of discount on notes payable	780,256	204,315
Equity instruments issued for services	123,981	12,030
Common stock issued for interest	87,563	—
Amortization of deferred financing costs	295,432	—
Changes in operating assets and liabilities
Accounts receivable, net	(220,257)	28,184
Inventories	(260,838)	(180,400)
Prepaid expenses and other assets, net of warrants issued for finance costs	(514,654)	(27,845)
Accounts payable	(117,808)	101,653
Accrued payroll and related liabilities	41,626	10,949
Accrued interest and other liabilities	(23,385)	397
Net cash provided by (used in) operating activities	(758,057)	74,693

Cash flows used in investing activities:
Purchases of equipment	(44,836)	(14,229)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of financing costs	1,771,151	—
Proceeds from exercise of stock options	4,500	—
Proceeds from exercise of warrants	6,920	—
Proceeds from issuance of notes payable, net of original issue discount	1,363,615	—
Payments on notes payable	(35,000)	(135,562)
Payments on capital lease obligations	(18,705)	(43,021)

Net cash (used in) provided by financing activities	3,092,481	(178,583)

Net increase (decrease) in cash and cash equivalents	2,289,588	(118,119)

Impact of exchange rate on cash	(2,197)	2,570

Cash and cash equivalents at beginning of period	1,281,965	468,954
Cash and cash equivalents at end of period	$3,569,356	$353,405

Supplemental cash flow disclosures: Cash paid for interest	$145,400	$40,358
Noncash investing and financing activity—
Equipment acquired under capital leases	$—	$45,409
Issuance of stock for debt	$279,835	$—
Placement warrants issued in connection with financings	$360,969	$—
Conversion of redeemable common stock to note payable	$250,000	$—
Imputed dividends on convertible preferred stock	$2,000,000	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Corgenix Medical Corporation (“Corgenix” or the “Company”) is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. We currently sell 51 diagnostic products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions.

Our corporate headquarters is located in Westminster, Colorado. We have two wholly owned operating subsidiaries:

•                  Corgenix, Inc., (“Corgenix, Inc.”) (formerly REAADS), established in 1990 and located in Westminster, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America, and also conducts product development, product support, regulatory affairs and product manufacturing of the diagnostic products.

•                  Corgenix (UK) Ltd., (“Corgenix UK”), incorporated in the United Kingdom in 1996 (formerly REAADS Bio-Medical Products (UK) Limited), is located in Peterborough, England. Corgenix UK manages the diagnostic products business’ international sales and marketing activities except for distribution in North America, which is under the responsibility of Corgenix, Inc.

We continue to use the REAADS trademark and trade name in the sale of products that we manufacture.

Recent Developments

The Company entered into agreements on December 28, 2005 to complete two separate private placement financings with certain institutional and other accredited investors.

The first financing was a private placement to Barron Partners, L.P., or Barron, a New York based private partnership, consisting of two million shares of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock were sold at $1.00 per share for gross proceeds of $2,000,000. Each share of preferred stock is convertible initially into 2.8571428571 shares of the Company’s common stock. In addition, Corgenix issued warrants to Barron to acquire up to an additional 15,000,000 shares of Corgenix common stock, of which 5,000,000 are exercisable at $0.40 per share, 5,000,000 are exercisable at $0.50, and 5,000,000 are exercisable at $0.60. The warrants are exercisable for five years from the date of issuance.

The exercise prices of the warrants, and the conversion rate and price of the shares of preferred stock, are subject to adjustment upon the occurrence of certain specified events, including issuance of additional shares of common stock or subdivision or combining of shares of common stock.

The conversion right as contained in the preferred stock certificate of designations and the exercise rights contained in the warrants provide that a holder will not convert an amount of preferred stock or exercise warrants to the extent that the number of shares held by the holder, when added to the number of shares of common stock beneficially owned by such holder or issuable if the holder exercised one or more of its warrants immediately prior to conversion, would exceed 4.9% of the Company’s issued and outstanding common stock.

The transaction with Barron also included a Registration Rights Agreement in which the Company agreed to file a registration statement on Form SB-2 covering the shares of common stock issuable upon the exercise of the warrants or the conversion of the preferred stock, which was declared effective on April 21, 2006.

At the closing, the Company reimbursed Barron $15,000 for due diligence expenses. In addition, Ascendiant Securities, LLC acted as a financial advisor to the Company. As compensation for its services, the Company paid to Ascendiant a success fee equal to 8% of the initial gross proceeds ($160,000), which fee was paid from escrow  when those funds were released to Corgenix from escrow. If and when the Barron warrants are exercised, then Corgenix would pay Ascendiant 8% of those gross proceeds. Three warrants were issued to Ascendiant, each for the purchase of up to 552,380 shares, or 8% of the securities issued in the transaction, at $.40, $.50, and $.60 with net exercise rights. The estimated fair value of the warrants upon issuance exceeded the $2,000,000 investment in the convertible preferred stock. The estimated fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 111.5% volatility, risk free interest rate of 4.39% and an expected life of five years. Since the convertible preferred stock was immediately convertible, the entire value of the calculated discount (value of the warrants) was deemed to be imputed dividends on the convertible preferred stock.

As constituted on December 28, 2005, the Company had 40 million shares of common stock authorized, of which approximately 9.3 million shares were issued and outstanding, and approximately 30.7 million were reserved for issuance to accommodate the exercise or conversion of warrants, options, and convertible debt that is currently outstanding. If all of the shares of preferred stock and warrants issued to Barron in the recent financing were converted or exercised at that point, then approximately 20.7 million shares of common stock would be needed to satisfy such activity.

A special meeting of the shareholders of the Company was held on March 24, 2006, to vote upon an amendment to the Articles increasing the number of authorized shares of Common Stock from 40 million to 100 million (the “Share Increase Amendment”). The Share Increase Amendment was adopted by the Company’s shareholders at the special meeting. As a result, the $2,000,000 plus accrued interest was released to the Company, and the preferred stock certificates were issued from escrow to Barron. In addition, because the Share Increase Amendment was adopted and approved by the Company’s shareholders, the Company has reserved and keeps available shares of common stock for the purpose of enabling the Company to issue the shares of common stock underlying the preferred stock and warrants issued to Barron.

As previously disclosed, the Company plans to use the net proceeds, after transaction fees and expenses, for key strategic initiatives, working capital and other general corporate purposes.

Corgenix granted to Barron the right to participate in any subsequent financings by the Company on a pro rata basis at one hundred percent (100%) of the offering price; provided that any such right to participate shall be effective if and only if the right of first refusal in favor of the Company’s current convertible debt investors has not been exercised.

Now that the funds in escrow have been released to the Company due to shareholder approval of the Share Increase Amendment, the agreements with Barron state that if the Company’s EBITDA for the audited fiscal year ended June 30, 2006, as calculated based upon the audited financial statements filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission, is less than $1,150,000, then the Company must issue to Barron such number of additional shares of preferred stock equal to 2,000,000 multiplied by the percentage by which EBITDA is less than $1,150,000, expressed as a positive number; provided that in no event will the number of additional shares of preferred stock issued due to this EBITDA adjustment exceed 14% of the number of shares of Preferred Stock originally issued to Barron, or 280,000 shares. For example if EBITDA is $920,000 (20% decline) then the Company would issue to the Investor an additional 14% (i.e., 280,000) shares of preferred stock; provided that at the time Barron continues to hold all 2,000,000 shares of preferred stock originally issue on the Closing. EBITDA is defined in the Preferred Stock Purchase Agreement as net income of the Company, before interest, taxes, depreciation, amortization and one time charges, including, but not limited to, loss on the extinguishment of debt.

The Company agreed that a majority of the members of the board of directors, and a majority of the compensation and audit committees, would be qualified independent directors, as defined by the NASD, within 90 days after December 28, 2005. As of March 30, 2006, these requirements have been fulfilled

The foregoing is a summary of the terms of the Barron Preferred Stock Purchase Agreement, the Barron Common Stock Purchase Warrants, the Barron Registration Rights Agreement, the Barron Escrow Agreement, and the Barron Lockup Agreements. Such summary does not purport to be complete and is qualified in its entirety by reference to the full text of each such agreement, copies of which are attached hereto and incorporated herein by reference.

The second financing, also completed on December 28, 2005, was a private placement financing with certain institutional investors that had previously invested in the Company, including Truk International Fund, LP, Truk Opportunity Fund, LLC and CAMOFI Master LDC (f/k/a DCOFI Master LDC), representing net proceeds to the Company of $1,363,635. This financing was made pursuant to the exercise of an additional investment right by such institutional investors that was granted to them pursuant to a financing on substantially similar terms completed on May 19, 2005.

This private placement included $1,500,000 in aggregate principal amount of Secured Convertible Term Notes due 2008. Warrants to acquire approximately 3,800,000 shares of the Company’s common stock, at $0.23 per share, were also issued to the investors (the AIR Warrants). The estimated fair value of the warrants upon issuance was calculated as $1,647,382 using the Black-Scholes option-pricing model with the same assumptions as noted in the Barron financing warrants above. Since the calculated value of the warrants exceeded the $1,500,000 convertible debt, the entire amount was attributed to discount on the notes payable and will be accreted over the 36-month period of the debt.

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

Amortizing payments of the principal amount begin on June 1, 2006 and such payments are due on the first day of each month thereafter until the maturity date in December 2008, at which time any outstanding principal shall be due and payable. Interest payments began January 1, 2006, and such interest payments are due on the first day of each subsequent month until the principal amount is paid in full.

The Secured Convertible Term Notes may be prepaid, but any prepayment must be 125% of the portion of the principal amount to be prepaid, together with accrued but unpaid interest thereon and any other sums due. The holders of the Secured Convertible Term Notes may accelerate all sums of principal, interest and other fees then remaining unpaid upon the occurrence of an event of default (as defined in the Secured Convertible Term Notes) beyond any applicable grace period. In the event of such acceleration, the amount due and owing the holder shall be 125% of the outstanding principal amount (plus accrued and unpaid interest and fees, if any). As part of the financing terms, a blanket lien filed in connection with the May 19, 2005 financing covering all of the Company’s assets extends to this financing.

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

The conversion right as contained in the Secured Convertible Term Notes provide that a holder will not convert an amount of a Note that would be convertible into shares of common stock to the extent that the number of shares held by the holder, when added to the number of shares of common stock beneficially owned by such holder or issuable if the holder exercised one or more of its AIR Warrants immediately prior to conversion, would exceed 4.99% of the Company’s issued and outstanding common stock.

The Company also issued AIR Warrants to acquire approximately 3,800,000 shares of the Company’s common stock. The AIR Warrants are exercisable for seven years from the date of issuance at an exercise price of $0.23 per share. The exercise price is also subject to adjustment upon the occurrence of certain specified events, including issuance of additional shares of common stock or subdivision or combining of shares of common stock.

The transaction also included a Registration Rights Agreement in which the Company agreed to file a registration statement on Form SB-2, covering the shares of common stock issuable upon the exercise of the AIR Warrants and the conversion of the Secured Convertible Term Notes. The Form SB-2 was declared effective on April 21, 2006.

We evaluated the embedded conversion features in both the Series A Preferred Stock and the Secured Convertible Term Notes and concluded that the feature does not require classification as a derivative instrument because the features would be classified in equity if they were freestanding instruments in accordance with EITF

00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, and, therefore, meet the scope exception found in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. We also evaluated the warrants and concluded that the warrants also meet the scope exception found in SFAS 133 and, therefore, are appropriately classified in equity. Finally, we evaluated the freestanding registration rights agreements and concluded that they do meet the definition of a derivative instrument under SFAS 133. The fair value of these derivative liabilities are immaterial based on a probability-weighted, discounted cash flow evaluation of its terms. In Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, the EITF has been deliberating the appropriate accounting treatment when a registration rights agreement exists, but has not yet reached a consensus. Once a consensus is reached by the EITF, it is possible that the transition based on that consensus may have a material effect on our financial statements.

Our Business

Introduction

Our business includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We sell 51 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. We have developed and we manufacture most of our products at our Colorado facility, and we purchase what we refer to as OM Products from other healthcare manufacturers for resale by us. All of these products are used in clinical laboratories for the diagnosis and/or monitoring of three important areas of health care:

•                  Autoimmune disease (diseases in which an individual creates antibodies to one’s self, for example systemic lupus erythematosus (“SLE”) and rheumatoid arthritis (“RA”);

•                  Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion); and

•                  Liver diseases (fibrosis, cirrhosis and transplanted organ rejection).

In addition to our current products, we are actively developing new laboratory tests in other important diagnostic testing areas. See “— Other Strategic Relationships.”  We manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as Instrumentation Laboratories, Helena Laboratories and Diagnostic Grifols, S.A.

Most of our products are based on our patented and proprietary application of Enzyme Linked ImmunoSorbent Assay or ELISA technology, a clinical testing methodology commonly used worldwide. Most of our current products are based on this platform technology in a delivery format convenient for clinical testing laboratories. The delivery format, which is referred to as “Microplate,” allows the testing of up to 96 samples per plate, and is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories. The availability and broad acceptance of ELISA Microplate products reduces entry barriers worldwide for our new products that employ this technology and delivery format. Our products are sold as “test kits” that include all of the materials required to perform the test, except for routine laboratory chemicals and instrumentation. A test using ELISA technology involves a series of reagent additions into the Microplate, triggering a complex immunological reaction in which a resulting color occurs. The amount of color developed in the final step of the test is directly proportional to the amount of the specific marker being tested for in the patient or unknown sample. The amount of color is measured and the results calculated using routine laboratory instrumentation. Our technology specifies a process by which biological materials are attached to the fixed surface of a diagnostic test platform. Products developed using this unique attachment method typically demonstrate a more uniform and stable molecular configuration, providing a longer average shelf life, increased accuracy and  superior specificity than the products of our competitors.

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

Since 1990, our sales force and distribution partners have sold over 12 million tests worldwide under the REAADS and Corgenix labels, as well as products sold under other manufacturers’ labels, referred to as OEM products. An integral part of our strategy is to work with corporate partners to develop market opportunities and access important resources. We believe that our relationships with current and potential partners will enable us to enhance our menu of diagnostic products and accelerate our ability to penetrate the worldwide markets for new products.

We currently use the REAADS and Corgenix trademarks and trade names in the sale of the products which we manufacture. These products constitute the majority of our product sales.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The results of operations for the nine months ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2006 and the results of operations and its cash flows for the nine months ended March 31, 2006 and 2005.

2.                                     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Stock options to purchase 150,000 and 195,000 shares, respectively, of common stock were granted in the most recent quarter or nine months ended March 31, 2006. No options were granted for the quarter and nine months ended March 31, 2005. Options, warrants, convertible debt and convertible preferred stock to purchase common stock totaling 39,146,532 shares for the quarter and nine months ended March 31, 2006, and totaling 1,252,820 and 2,251,202 shares for the quarter and nine months ended March 31, 2005, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net loss per share.

The components of basic and diluted loss per share are as follows:

	3 months ended March 31, 2006	3 months ended March 31, 2005	9 months ended March 31, 2006	9 months ended March 31, 2005

Net income (loss) available to common shareholders	$(2,656,853)	$54,034	$(3,041,488)	$(281,481)

Common and common equivalent shares outstanding:
Weighted avergage common shares-basic	9,913,950	5,341,715	9,099,598	5,338,421
Dilutive effect of potentially dilutive securities	—	26,148	—	—

Weighted average common shares-diluted	9,913,950	5,367,863	9,099,598	5,338,421
Net income (loss) per share-basic	$(0.27)	$0.01	$(0.33)	$(0.05)
Net income (loss) per share-diluted	$(0.27)	$0.01	$(0.33)	$(0.05)

3.                       INCOME TAXES

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

4.              SEGMENT INFORMATION

The Company has two segments of business: North American and international operations. North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales. The following table sets forth selected financial data for these segments for the three-and nine-month periods ended March 31, 2006 and 2005.

		Three Months Ended March 31,			Nine Months Ended March 31,
		Domestic	International	Total	Domestic	International	Total
Net sales	2006	$1,271,122	363,324	1,634,446	3,667,326	1,182,956	4,850,282
	2005	$1,014,058	430,495	1,444,553	2,893,021	1,131,174	4,024,195

Net income (loss)	2006	$(777,154)	120,301	(656,853)	(1,491,196)	449,708	(1,041,488)
	2005	$(134,014)	209,689	75,675	(600,708)	384,146	(216,562)

Depreciation and	2006	$18,613	1,033	19,646	89,010	2,505	91,515
Amortization	2005	$47,363	576	47,939	140,263	1,709	141,972

Interest expense, net	2006	$(614,559)	(770)	(615,329)	(1,294,002)	(3,643)	(1,297,645)
	2005	$(77,775)	(1,052)	(78,827)	(265,894)	(3,077)	(268,971)

Segment assets	2006	$7,888,727	392,563	8,281,290	7,888,727	392,563	8,281,290
June 30, 2005		$4,553,888	438,606	4,992,494	4,553,888	438,606	4,992,494

5.                        REDEEMABLE COMMON STOCK

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company’s common stock for $500,000, which, at the time, MBL was permitted to put to the Company for repurchase at the same price if a previously existing distribution agreement with RhiGene, Inc. were terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of common stock at a price of $.568 per share, which is equal to an aggregate amount of  $500,000. These warrants originally were set to expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions:  no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2005). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company’s equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company’s Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act and received standard piggyback registration rights along with certain demand registration rights. MBL did not elect to register its redeemable shares in either the SB—2 registration statement filed by the Company on June 25, 2005 and declared effective on August 2, 2005 or the SB-2 registration statement filed by the Company on April 6, 2006 and declared effective on April 21, 2006.

On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (7.75% as of March 31, 2006) plus two percent with payments having commenced in September, 2005. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of March 31, 2006, 52,816 redeemable shares are due to be returned to the Company under this agreement. The remaining 440,141 shares must be redeemed by the Company at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2005

Net income (loss) available to common stockholders as reported	$(2,656,853)	$54,034	$(3,041,488)	$(281,481)
Deduct total stock-based employee compensation expense determined under fair-value method for all awards, net of tax	(30,041)	(10,679)	(90,122)	(32,037)
Pro forma net income (loss) available to common stockholders pro forma	$(2,686,894)	$43,355	$(3,131,610)	$(313,518)
Net loss per share basic and diluted as reported	$(0.27)	$0.01	$(0.33)	$(0.05)
Net loss per share, basic and diluted pro forma	$(0.27)	$0.01	$(0.34)	$(0.06)

As of March 31, 2006, there were also 31,836,226 outstanding warrants issued to institutional investors, consultants and employees outstanding and exercisable ranging in prices from $.23 to $1.053 per share with a weighted average exercise price of $.38 per share. Fair value was determined using the Black Scholes option –

pricing model with the following assumptions: no expected dividends, volatility of 111.5% to 159.9%, risk-free interest rate of 3.30% to 4.39%, and expected lives of five to seven years.

7.                                     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAS 123R Disclosure. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) will be effective for the Company beginning July 1, 2006, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company does not expect the adoption of FAS 123(R) will have a material impact on the Company’s financial statements.

FAS 154 Disclosure. In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements.

FAS 155 Disclosure. In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of  Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordinatin are not embedded derivatives and amends Statement 140 to elimininate the prohibition on a qualifying special-purpose entity from holding a derivative financial instruments that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

8.             NOTES PAYABLE

Notes payable consist of the following at March 31, 2006 and June 30, 2005:

	March 31, 2006	June 30, 2005 ***
	(unaudited)
Secured, amortizing convertible term note payable to institutional investors, net of discount of $676,732, with interest at the greater of 12% or prime plus 3% (12% as of March 31, 2006), interest only from June 1, 2005 through October 1, 2005 and then due in monthly installments of $55,667 plus interest through May 19, 2008, collateralized by commercial security agreements and a partial guaranty by an officer of the company. See discussion of terms below.	$713,433	$451,892

Secured, amortizing convertible term note payable to institutional investors, net of discount of $1,261,120, with interest at the greater of 12% or prime plus 3% (12% as of March 31, 2006), interest only from December 28, 2005 through June 1, 2006 and then due in monthly installments of $50,000 plus interest through December 28, 2008, collateralized by commercial security agreements. See discussion of terms below	238,880	—

Secured, non-amortizing convertible term note payable to institutional investors, with interest at the greater of 12% or prime plus 3% (12% as of March 31, 2006), interest only payments commencing June 1, 2005 until May 19, 2008, collaterialized by commercial security agreements. See discussion of terms below.	500,000	500,000

Secured, restricted, non-amortizing convertible term note payable to institutional investors, with interest at prime (7.75% at March 31, 2006), interest only payments commencing June 1, 2005 until the earlier of May 19, 2008 or the date the proceeds to the company are no longer restricted, collateralized by commercial security agreements. See discussion of terms below.	250,000	250,000

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (8.75% at March 31, 2005) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008.	215,000	—

	1,917,313	1,201,892
Current portion, net of current portion of discount	(632,660)	(221,176)
Notes payable, excluding current portion	$1,284,653	980,716

***Amounts are derived from the audited financial statements.

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

This private placement includes $1,500,000 in aggregate principal amount of Secured Convertible Term Notes due 2008. Warrants to acquire approximately 3,800,000 shares of the Company’s common stock, at $0.23 per share, were also issued to the investors (the AIR Warrants).

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

Amortizing payments of the principal amount begin on June 1, 2006 and such payments are due on the first day of each month thereafter until the maturity date in December 2008, at which time any outstanding principal shall be due and payable. Interest payments began January 1, 2006, and such interest payments are due on the first day of each subsequent month until the principal amount is paid in full.

The Secured Convertible Term Notes may be prepaid, but any prepayment must be 125% of the portion of the principal amount to be prepaid, together with accrued but unpaid interest thereon and any other sums due. The holders of the Secured Convertible Term Notes may accelerate all sums of principal, interest and other fees then remaining unpaid upon the occurrence of an event of default (as defined in the Secured Convertible Term Notes) beyond any applicable grace period. In the event of such acceleration, the amount due and owing the holder shall be 125% of the outstanding principal amount (plus accrued and unpaid interest and fees, if any). As part of the financing terms, a blanket lien filed in connection with the May 19, 2005 financing covering all of the Company’s assets extends to this financing.

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

The conversion right as contained in the Secured Convertible Term Notes provides that a holder will not convert an amount of a Note that would be convertible into shares of common stock to the extent that the number of shares held by the holder, when added to the number of shares of common stock beneficially owned by such holder or issuable if the holder exercised one or more of its AIR Warrants immediately prior to conversion, would exceed 4.99% of the Company’s issued and outstanding common stock.

The Company also issued AIR Warrants to acquire approximately 3,800,000 shares of the Company’s common stock. The AIR Warrants are exercisable for seven years from the date of issuance at an exercise price of $0.23 per share. The exercise price is also subject to adjustment upon the occurrence of certain specified events, including issuance of additional shares of common stock or subdivision or combining of shares of common stock.

The transaction also included a Registration Rights Agreement in which the Company agreed to file a registration statement on Form SB-2 covering the shares of common stock issuable upon the exercise of the AIR Warrants and the conversion of the Secured Convertible Term Notes. That Registration Statement on Form SB-2 was declared effective by the SEC on April 21, 2006.

9.              OPERATING LEASES

On February 8, 2006, the Company entered into a Lease Agreement with York County, LLC, a California limited liability company (“Landlord”) pursuant to which the Company will lease approximately 32,000 rentable square feet (the “Property”) of Landlord’s approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020. The Property is part of Landlord’s multi-tenant real property development known as the Broomfield Corporate Center. The Company will use the Property for its headquarters, laboratory research and development facilities and production facilities.

The term of the Lease is seven years and five months and is anticipated to begin on April 1, 2006. The Company has the option to extend the original Term of the Lease for two periods of five years each (each, an “Extension Period”), for a potential total of a ten year lease extension. Thereafter, the Company has no further right to extend the Term of the Lease.

There is no base rent payable for the first five months of the Lease, from April 1, 2006 through August 31, 2006. For the following seven months, from September 1, 2006 through March 31, 2007, the base rent under the Lease will be $4.00 per square foot. The base rent for the five-month period from April 1, 2007 through August 31, 2007 will be $4.00 per square foot, and thereafter the base rent will increase incrementally on an annual basis from $5.64 per square foot for the period from September 1, 2007 through August 31, 2008 to a maximum of $7.93 per square foot for the final year of the original Term of the Lease, from September 1, 2011 through August 31, 2012.

In the event that the Company exercises its option to extend the original Term of the Lease, the base rent during any Extension Period will be equal to the then prevailing market rental rate for the Property, but in no event less than the base rent for the last month of the then current Lease Term. The base rent shall then increase annually by three percent per year for the remainder of the applicable Extension Period.

Item 2.

CORGENIX MEDICAL CORPORATION

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

General

Since the Company’s inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 51 products covering autoimmune disorders, cardiovascular diseases, and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that include contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

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

Recently Issued Accounting Pronouncements

FAS 123R Disclosure. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The Company does not expect the adoption of FAS 123(R) will have a material impact on the Company’s financial statements.

FAS 154 Disclosure. In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements.

FAS 155 Disclosure. In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of  Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordinatin are not embedded derivatives and amends Statement 140 to elimininate the prohibition on a qualifying special-purpose entity from holding a derivative financial instruments that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and our significant accounting policies are summarized above. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Results of Operations

Three Months Ended March 31, 2006 compared to 2005

Net sales. Net sales for the quarter ended March 31, 2006 were approximately $1,634,000, a 13.1% increase from approximately $1,445,000 for the quarter ended March 31, 2005. North American sales increased 25.4%, while sales to international distributors decreased 16.0% from year to year for the second quarter. The increase in North American sales were due to an overall increase in demand for and increased acceptance of the Company’s diagnostic kits. Management expects that this trend will continue throughout the fiscal year. The principal reasons for the quarterly decline in international sales was due to the timing of orders across the entirety of the product lines. Management does not expect that this decline will continue. With respect to the Company’s major product lines, Phospholipids kit sales increased 1.0% for the fiscal quarter, Coagulation kit sales increased 47.2%, HA kit sales decreased 14.8%, primarily due to the timing of orders, and Autoimmune kit sales decreased 41.5%. Additionally, OEM sales increased 4.4%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2006.

Cost of sales. Cost of sales, as a percentage of sales, increased to 38.1% in the quarter ended March 31, 2006 from 35.2% in the third quarter of 2005 primarily due to product mix contribution from lower gross margin products.

Selling and marketing. For the quarter ended March 31, 2006, selling and marketing expenses increased 19.7% to approximately $432,000 from approximately $361,000 in the third quarter of 2005. The increase was due to increases in advertising, business promotional expenses, commissions expense, labor related, trade show and royalties expense.

Research and development. Research and development expenses increased 42.2% to approximately  $209,000 in the quarter ended March 31, 2006 from approximately $147,000 for the quarter ended March 31, 2005 as a result of increased activity related to certain larger-market new product opportunities . The majority of this increase involved increases in legal fees related to intellectual property, outside services, FDA submissions, product testing, laboratory supplies, and labor-related expenses.

General and administrative. General and administrative expenses increased approximately $139,000 or 51% to approximately $413,000 in the quarter ended March 31, 2006 from approximately $274,000 for the quarter ended March 31, 2005, primarily due to increases in consulting fees, labor-related expenses, outside services (primarily investor relations and proxy-related), and patent renewal fees.

Interest expense. Interest expense increased 678.5% to approximately $615,000 for the quarter ended March 31, 2006 from approximately  $79,000 in 2005 due primarily to the amortization of deferred financing costs and discount on the notes payable to the institutional investors in the recently completed convertible debt financings.

Nine Months Ended March 31, 2006 and 2054

Net sales Net sales for the nine months ended March 31, 2006 were approximately $4,850,000, a 20.5% increase from approximately $4,024,000 for the nine months ended March 31, 2005. Domestic sales increased 26.8% while sales to international distributors increased 4.6% from year to year due to an overall increase in demand for and increased acceptance of the Company’s diagnostic kits. With respect to the Company’s major product lines,

Phospholipids kit sales increased 11.6% for the current nine month period, Coagulation kit sales increased 24.8%, HA kit sales increased 16.7%, and Autoimmune kit sales decreased 18.0%. Additionally, OEM sales increased 18.5%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2006.

Cost of sales. Cost of sales, as a percentage of sales, decreased slightly to 36.7% in the nine months ended March 31, 2006 from 37.7% in 2005 primarily due to product mix contribution from higher gross margin products.

Selling and marketing. Selling and marketing expenses increased  6.6% to approximately $1,178,000 in the nine months ended March 31, 2006 from approximately $1,105,000 in 2005. The majority of this increase involved increases in advertising, business promotional expenses, commissions expense, labor related, trade show and royalties expense.

 Research and development. Research and development expenses decreased 10.9% to approximately  $490,000 in the nine months ended March 31, 2006 from approximately $442,000 for the nine months ended March 31, 2005 as a result of increased activity related to certain larger-market new product opportunities . The majority of this increase involved increases in legal fees, outside services, FDA submissions, product testing, laboratory supplies, and labor-related expenses.

General and administrative. General and administrative expenses increased approximately $236,000 or 26% to approximately $1,143,000 in the nine months ended March 31, 2006 from approximately $907,000 for the nine months ended March 31, 2005, primarily due to increases in consulting fees, labor-related expenses, outside services (primarily investor relations and proxy-related), and patent renewal fees.

Interest expense. Interest expense increased 382.5% to approximately $1,298,000 in the nine months ended March 31, 2006 from approximately $269,000 for the nine months ended March 31, 2005 due primarily to the amortization of deferred financing costs and discount on the notes payable to the institutional investors in the recently completed convertible debt financings.

Liquidity and Capital Resources

Cash used in operating activities was $758,057 for the first nine months of the current fiscal year compared to cash provided in operating activities of $74,693 during the prior year’s first nine months. The cash used in operations resulted primarily from increases in prepaid expenses (principally deferred financing costs arising from the recent debt and convertible preferred financings) and other assets plus increases in inventories and accounts receivable and decreases in accounts payable and accrued interest and other liabilities. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

Net cash used by investing activities, the purchase of equipment, was $44,836 in the initial nine months compared to $14,229 for the prior year’s same period. The increase was mainly attributable to increased spending on computers, refrigeration equipment and manufacturing equipment.

Net cash provided by financing activities amounted to $3,092,481 during the recent initial nine months compared to cash used by financing activities of $178,583 in the prior fiscal year. This increase in cash provided versus the comparable prior year was primarily due to the financings discussed above.

Historically, we have financed our operations primarily through long-term debt and sales of common, redeemable common and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 23.7% to $1,097,805 from $887,645 in 2005 primarily as a result of sales increases during the period.

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

Item 3.

Controls and Procedures

Evaluation of disclosure controls and procedures. The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934  (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company’s management in order to allow timely decisions regarding required disclosure.

Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

Forward-Looking Statements and Risk Factors

This 10-QSB includes statements that are not purely historical and are “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this 10-QSB, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this 10-QSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

Certain factors that could cause actual results to differ materially from those expected include the following:

We continue to incur losses and the Company requires additional financing.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $8,542,632 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant changes from our budget, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

In the United States, health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the purchase. Third party payers are increasingly scrutinizing and challenging the prices charged for medical products and services and they can affect the pricing or the relative attractiveness of the product. Decreases in reimbursement amounts for tests performed using our diagnostic products, failure by physicians and other users to obtain reimbursement from third party payers, or changes in government and private third party payers’ policies regarding reimbursement of tests utilizing diagnostic products, may affect our ability to sell our diagnostic products profitably. Market acceptance of our products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems.

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

Our growth strategy may include the acquisition of complementary companies, products or technologies. There is no assurance that we will be able to identify appropriate companies or technologies to be acquired, to negotiate satisfactory terms for such an acquisition, or to obtain sufficient capital to make such acquisitions. Moreover, because of limited cash resources, we will be unable to acquire any significant companies or technologies for cash and our ability to effect acquisitions in exchange for our capital stock may depend upon the market prices for our common stock, which could result in significant dilution to its existing stockholders. If we do complete one or more acquisitions, a number of risks arise, such as disruption of our existing business, short-term negative effects on our reported operating results, diversion of management’s attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. Any of these factors could materially harm Corgenix’s business or its operating results.

We depend on suppliers for our products’ components.

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

Although we have manufactured over twelve million diagnostic tests based on our proprietary applications of ELISA (enzyme linked immuno-absorbent assay) technology, certain of our diagnostic products in consideration for future development, incorporate technologies with which we have limited manufacturing experience. Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product’s commercialization. There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

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

Although our common stock has been traded on the OTC Bulletin Board® since May 1998, the trading has been sporadic with insignificant volume.

Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations. These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and quarterly variation in our results of operations, may adversely affect the market price of our common stock. In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in “penny stocks.”  Such rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules.

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

None.

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Submission of Matters to a Vote of Security Holders

Pursuant to a proxy statement dated January 26, 2006, the board of directors of the Company solicited proxies for use at the Special Meeting of Shareholders held at the Company’s corporate offices on Friday, March 24, 2006.

At the Special Meeting, the shareholders considered and voted upon the following two proposals, namely:

(1)          To increase the number of shares of common stock that we are authorized to issue from 40,000,000 to 100,000,000, and (2) To provide that certain options and warrants may only be amended with the consent of a designated percentage vote of the shareholders.

The voting with respect to each proposal was as follows:

Proposal number 1:

For:	6,530,855

Against:	516,778

Abstentions	56,880

Proposal number 2:

For:	6,715,005

Against:	332,008

Abstentions:	57,500

Total voted shares represented by proxy and in person:  7,104,513

Percentage of the outstanding votable shares: 73.9%

Outstanding votable shares: 9,609,639

Item 5.         Other Information

None

Item 6.         Exhibits and Reports on Form 8-K.

a.                                       Index to and Description of Exhibits

Exhibit Number	Description of Exhibit

10.1

Lease Agreement dated February 8, 2006 between Corgenix Medical Corporation and York County, LLC, a California limited liability company (as landlord), filed as exhibit 10-27 to the Company’s Registration Statement on Form SB-2 filed April 7, 2006, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(b)                                  Reports on Form 8-K.

1.               Form 8-K filed January 6, 2006 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

2.               Form 8-K filed February 15, 2006 Regulation FD Disclosure

3.               Form 8-K filed March 14, 2006 Entry into a Material Definitive Agreement

4.               Form 8-K filed March 29, 2006 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Other Events

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

May 15, 2006	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
and duly authorized signatory