Form 10KSB
period 2006-06-30
CORGENIX MEDICAL CORP/CO
filed 2006-09-28
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-24541

CORGENIX MEDICAL CORPORATION

(Name of small business issuer as specified in its charter)

Nevada	93-1223466
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11575 Main Street, Broomfield, Colorado 80020

(Address of principal executive offices)

(303) 457-4345

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 Par Value

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year were: $6,635,779

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer was $3,297,829 as of June 30, 2006, based on the closing price of $0.42 as reported on the OTCBB on June 30, 2006.

The number of shares of Common Stock outstanding was 11,153,252 as of September 29, 2006.

Transitional Small Business Disclosure Format.     Yes ☐     No ☒

PART I

Item 1.  Description of Business.

Certain terms used in this annual report are defined in the Glossary that follows at the end of Part I.

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

Our corporate headquarters is located in Broomfield, Colorado. We have two wholly owned operating subsidiaries:

•                  Corgenix, Inc. (formerly REAADS Medical Products, Inc.), established in 1990 and located in Broomfield, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America, and also executes product development, product support, clinical and regulatory affairs, and product manufacturing.

•                  Corgenix (UK) Ltd, incorporated in the United Kingdom in 1996 (formerly REAADS Bio-Medical Products (UK) Limited) and located in Peterborough, England. Corgenix UK manages our international sales and marketing activities except for distribution in North America, which is the responsibility of Corgenix, Inc. We continue to use the REAADS trademark and trade name in the sale of products that we manufacture.

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

A special meeting of the shareholders of the Company was held on March 24, 2006 to vote upon an amendment to the articles of incorporation increasing the number of authorized shares of Common Stock from 40 million to 100 million (the “Share Increase Amendment”).  The Share Increase Amendment was adopted by the Company’s shareholders at the special meeting.  As a result, the $2,000,000 plus accrued interest was released to the Company, and the preferred stock certificates were issued from escrow to Barron. In addition, because the Share Increase Amendment was adopted and approved by the Company’s shareholders, the Company has reserved and keeps available shares of common stock for the purpose of enabling the Company to issue the shares of common stock underlying the preferred stock and warrants issued to Barron.

As previously disclosed, the Company has been and plans to continue to use the net proceeds, after transaction fees and expenses, for key strategic initiatives, working capital and other general corporate purposes.

Corgenix granted to Barron the right to participate in any subsequent financings by the Company on a pro rata basis at one hundred percent (100%) of the offering price; provided that any such right to participate shall be effective if and only if the right of first refusal in favor of the Company’s current convertible debt investors has not been exercised.

Now that the funds in escrow have been released to the Company due to shareholder approval of the Share Increase Amendment, the agreements with Barron state that if the Company’s EBITDA for the audited fiscal year ended June 30, 2006, as calculated based upon the audited financial statements filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission, is less than $1,150,000, then the Company must issue to Barron such number of additional shares of preferred stock equal to 2,000,000 multiplied by the percentage by which EBITDA is less than $1,150,000, expressed as a positive number; provided that in no event will the number of additional shares of preferred stock issued due to this EBITDA adjustment exceed 14% of the number of shares of Preferred Stock originally issued to Barron, or 280,000 shares. For example if EBITDA is $920,000 (20% decline) then the Company would issue to the Investor an additional 14% (i.e., 280,000) shares of preferred stock; provided that at the time Barron continues to hold all 2,000,000 shares of preferred stock originally issue on the Closing.  EBITDA is defined in the Preferred Stock Purchase Agreement as net income of the Company, before interest, taxes, depreciation, amortization and one time charges, including, but not limited to, loss on the extinguishment of debt.  EBITDA for the fiscal year ended June 30, 2006 was $443,591, therefore we must issue 280,000 shares of preferred stock within 5 business days after this annual report is filed with the SEC.

The Company agreed that a majority of the members of the board of directors, and a majority of the compensation and audit committees, would be qualified independent directors, as defined by the NASD, within 90 days after December 28, 2005. As of March 30, 2006, these requirements have been fulfilled.

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

The interest rate on the Secured Convertible Term Notes is the greater of (i) prime rate plus 3% or (ii) 12%, except for the portion of the note proceeds that is held in the restricted cash account, which amount accrues interest at the prime rate. However, (i) if the Company has registered the shares of common stock underlying the Secured Convertible Term Notes and the AIR Warrants, and that registration is declared effective, and (ii) the market price of the common stock for the five consecutive trading days preceding the last business day of each month exceeds the conversion price (as adjusted) by 25%, then the interest rate for the next calendar month is reduced by 25 basis points for each incremental 25% increase in the market price above the fixed conversion price.  Since December 2005, the interest rate has been reduced 13 times due to increases in the market price of our common stock, and stood at 11.75% as of June 30, 2006, and 11.75% as of September 1, 2006.

Amortizing payments of the principal amount began on June 1, 2006 and such payments are due on the first day of each month thereafter until the maturity date in December 2008, at which time any outstanding principal shall be due and payable. Interest payments began January 1, 2006, and such interest payments are due on the first day of each subsequent month until the principal amount is paid in full.

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

•                  Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion); and

•                  Liver diseases (fibrosis, and cirrhosis).

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

Most of our products are based on our patented and proprietary application of Enzyme Linked ImmunoSorbent Assay, or ELISA, technology, a clinical testing methodology commonly used worldwide. Most of our current products are based on this platform technology in a delivery format convenient for clinical testing laboratories. The delivery format, which is referred to as “Microplate,” allows the testing of up to 96 samples per plate, and is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories. The availability and broad acceptance of ELISA Microplate products reduces entry barriers worldwide for our new products that employ this technology and delivery format. Our products are sold as “test kits” that include all of the materials required to perform the test, except for routine laboratory chemicals and instrumentation. A test using ELISA technology involves a series of reagent additions into the Microplate, triggering a complex immunological reaction in which a resulting color occurs. The amount of color developed in the final step of the test is directly proportional to the amount of the specific marker being tested for in the patient or unknown sample. The amount of color is measured and the results calculated using routine laboratory instrumentation.  Our technology specifies a process by which biological materials are attached to the fixed surface of a diagnostic test platform. Products developed using this unique attachment method typically demonstrate a more uniform and stable molecular configuration, providing a longer average shelf life, increased accuracy and  superior specificity than the products of our competitors.

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

Strategy

Our primary objective is to apply our proprietary ELISA technology to the development and commercialization of products for use in a variety of markets. Our strategies for achieving this objective include the following:

•                  Apply our ELISA Technology to Additional Diagnostic Markets. We have focused our resources on the development of highly accurate tests in the Microplate format for sale to clinical testing laboratories. We believe we can expand our market focus with the addition of new tests that are complementary to the current product line. In fiscal 2006 we completed or made significant progress in the product development programs of several diagnostic products:

•                  a recently patented ELISA assay to measure analytes in the urine to assess aspirin effectiveness useful in the prevention of cardiac disease

•                  one ELISA assay to measure Oxidized LDL, combined with B2GP1, which we have trademarked  “AtherOx”, and two ELISA assays to measure antibodies against AtherOx; all three productsare used to assess risk of developing arterial thrombosis and atherosclerosis.

•                  Leverage Sales and Marketing Resources. We maintain a small marketing and sales organization, which is experienced in selling diagnostic tests into the laboratory market. We plan to expand this sales organization, adding distribution channels as opportunities arise. We also plan to pursue the expansion of our product menu with more high value, quality products through internal development, acquisition or licensing of complementary products and technologies.

•                  In fiscal 2006 we added additional sales and marketing management in our U.S. and European organization.

•                  Continue to Develop Strategic Alliances to Leverage Company Resources. We have developed, and will continue to pursue, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage our technology, expand our product menu and maximize the use of our sales force.

•                  In fiscal 2006 we made significant advances on several existing partnership programs, and have identified several new opportunities for fiscal 2007.

•                  Pursue Synergistic Product and/or Technology Acquisitions. We intend to proactively evaluate strategic acquisitions of companies, technologies and product lines where we identify a strategic opportunity to expand our core business while increasing revenues and earnings from these new technologies. Any acquisition of  such synergistic products and/or technologies will, of necessity, depend on the availability to the Company of adequate financial resources to do so.

•                  In fiscal 2006 we identified several acquisition opportunities that we intend to assess and, if appropriate, actively pursue, in fiscal 2007.

•                  Expand into Additional Market Segments for Existing Products. We intend to investigate additional market opportunities for both clinical and research applications of our existing products.

•                  Several of our products are already being sold into new market areas, and the current strategic programs have all been selected due to their potential opportunities to provide us access to more significant markets.

Products and Markets

We currently sell ELISA tests in major markets worldwide. To date, our sales force and distribution partners have sold over 12 million tests since we first received product marketing clearance from the United States Food and Drug Administration (the “FDA”) for the first anti-cardiolipin antibody  test in 1990. Many peer reviewed medical publications, abstracts and symposia have been presented on the favorable technical differentiation of our tests over competitive products.

To extend the product offering for current product lines, and to complement our premium-priced, existing assays, we plan to add products from strategic partners. Our current product menu, commercialized under the trademarks “REAADS” and “Corgenix,” includes the following:

Autoimmune Disease Products

 Our ELISA Autoimmune Disease Product line consists of twenty-one products, including tests for antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO,

PR3, Thyroglobulin, LKM-1, anti Ribosomal P, BP-180, DSG-1, DSG-3, anti-polymer antibodies and thyroid peroxidase.  In the fiscal year ended June 30, 2006, these products represented approximately 2.1% of our total product sales.

We manufacture two of these products; the remainder are manufactured for us by other companies and sold by us through our distribution network. The products are used for the diagnosis and monitoring of autoimmune diseases including RA, SLE, Mixed Connective Tissue Disease, Sjogren’s Syndrome, Dermatopolymyositis and Scleroderma.

These autoimmune disease products are formatted in the ELISA Microplate format, and are differentiated  from the competition by their user convenience. Historically, diagnostic tests utilized antiquated technologies that presented significant limitations for the clinical laboratory environment, including greater labor requirements and the need for a subjective interpretation of the results. Our ELISA autoimmune tests overcome these technology shortfalls, permitting a clinical laboratory to automate its tests, lowering the laboratory’s labor costs as well as providing objectivity to test result interpretation.

Vascular Disease; Antiphospholipid Antibody Testing Products

We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2006 represented approximately 47.5% of our total product sales. These include: aCL IgG, aCL IgA, aCL IgM; anti-phosphatidylserine (“aPS”) IgG, aPS IgA, aPS IgM; anti-ß2-Glycoprotein I (“aß2GPI”) IgG, aß2GPI IgA, and aß2GPI IgM; and anti-Prothrombin (“aPT”) IgG and IgM.

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

Vascular Disease: Bleeding/Clotting Risk Factors

We market twenty tests for bleeding and clotting risk factors which in the fiscal year ended June 30, 2006 represented approximately 26.2% of our total product sales. We manufacture five products, and fifteen others are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, PIFA (HIT/PF4 rapid assay) and Collagen Binding Assay. Corgenix UK also distributes twelve OM products for routine coagulation testing.

These products are useful in the diagnosis of certain clotting and bleeding disorders including von Willebrand’s Disease (Hemophilia B).

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

Liver Disease Products

We manufacture a test to quantitate hyaluronic acid (“Hyaluronic Acid” or “HA”) in a Microplate format which in the fiscal year ended June 30, 2006 represented approximately 13.4% of our total product sales.. The product was distributed through the Chugai distribution network in Japan from 1996 to 2002, and has been distributed through Corgenix UK in the United Kingdom since 1998. On June 30, 2001, we signed a license agreement with Chugai (now known as Fujirebio) whereby we have co-exclusive rights to manufacture and market the HA product worldwide except for Japan. On December 12, 2005, the HA License Agreement was amended and extended until the expiration of all of the patents.  See “— Chugai (Fujirebio) Strategic Relationship.”

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

Additional technologies may be required for some of the newly identified tests. We believe that, in addition to internal expertise, most technology and delivery system requirements would be available through joint venture or licensing arrangements or through acquisition..

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

Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, The Netherlands,  Norway, Paraguay,  Peru, Portugal,  Saudi Arabia, Singapore, South Africa, South Korea, Spain,  Sweden, Switzerland,  Thailand, Turkey, the United Kingdom, and Uruguay.  We are continually seeking opportunities which will provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets. Either the Company or the respective distributor, given the occurrence of certain events, has the right, by giving written notice to the other party, to terminate the distribution agreement. We have also established private label product agreements with several United States and European companies. We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate.  For the fiscal year ended June 30, 2006, international sales represented approximately 25.4% of the Company’s total sales.

We have an active marketing and promotion program for our diagnostic testing products.  We publish technical and marketing promotional materials, which we distribute to current and potential customers.  We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals.

Manufacturing

 The manufacturing process for our products utilizes a semi-automated production line for the manufacturing, assembly and packaging of our ELISA Microplate products.  Our current production capacity is 20,000 tests per day with a single eight-hour shift.  Since 1990, we have successfully produced over 12 million tests in our Colorado facility, and we expect that current manufacturing capability will be sufficient to meet expected customer demand for the foreseeable future.

 Our manufacturing operations are fully integrated and consist of raw material purification, reagent and Microplate processing, filling, labeling, packaging and distribution.  We have considerable experience in manufacturing our products using our proprietary technology.  We expect increases in the demand for our products and have prepared plans to increase our manufacturing capability to meet that increased demand.  We also maintain an ongoing investigation of scale-up opportunities for manufacturing to meet future requirements.  We anticipate that production costs will decline as more products are added to the product menu in the future, permitting us to achieve greater economies of scale as higher volumes are attained. We have registered our facility with the FDA..

Quality System Regulations Requirements For Our Products

 In April 1999, we received ISO 9001: 1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification.  ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce.  To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year.  The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002 received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America. We have been re-certified annually since 2002. In fiscal 2006 we certified to ISO 13485:2003.

Corgenix’s Manufacturing Process Starts With The Qualification Of Raw Materials

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

Approximately 25.4% of our product revenues are derived from sales outside of the United States. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements.  To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have “CE” marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

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

HA License Agreement.  On June 30, 2001, Corgenix and Chugai executed a license agreement, which we refer to as the HA License Agreement, with Chugai Diagnostic Science, Co., Ltd., a Tokyo based pharmaceutical company that subsequently merged into Fujirebio, Inc., a large Japanese diagnostic company based in Tokyo and a leader in the field of immunoserology. Corgenix was granted co-exclusive worldwide rights to manufacture and market the HA product (except for Japan).  The HA License Agreement was initially for a five-year period with certain extension rights.  On December 12, 2005, the HA License Agreement was amended and extended until the expiration of all of the patents. The HA License Agreement establishes certain performance requirements for Corgenix, and provides early cancellation of exclusivity if Corgenix does not meet those performance goals.  The HA License Agreement is the only international distribution right currently granted by Chugai to Corgenix, and was formally assumed by Fujirebio.

Other Strategic Relationships

An integral part of our strategy has been and will continue to be entering into strategic alliances as a means of accessing unique technologies or resources or developing specific markets.  The primary aspects of our corporate partnering strategy with regards to strategic affiliations include:

•              Companies that are interested in co-developing diagnostic tests that use our technology;

•                  Companies with complementary technologies;

•                  Companies with complementary products and novel disease markers; and/or

•                  Companies with access to distribution channels that supplement our existing distribution channels.

In furtherance of the foregoing strategies, we maintain a revenue-producing strategic relationship with  Medical  & Biological Laboratories Co., Ltd., or MBL.  MBL is a medical diagnostic company located in Nagoya, Japan.  In March 2002 we signed a distribution agreement with RhiGene, Inc., a Des Plaines, Illinois based company which was a wholly owned subsidiary of MBL, which granted us exclusive rights to distribute RhiGene’s complete diagnostic line of autoimmune testing products in North and South America.  The arrangement also provided us with rights to certain other international markets.  In July 2002, MBL made a $500,000 strategic investment in the common stock of our Company.  As part of the investment agreement, MBL has warrants to purchase additional shares of our common stock for a total potential investment of $1,000,000.

On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan.  In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime  plus two percent (7.75% as of June 30, 2006) with payments having commenced in September, 2005.  The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of June 30, 2006, a total of 52,816 shares have been returned to the Company. The remaining 440,141 shares must be redeemed by the Company at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008.  Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

We have established OEM agreements with several international diagnostic companies, which in fiscal 2006, represented approximately 15.7% of our total sales.   Under some of these agreements, we manufacture selected products in the same configuration as the Company’s own products, under the partner’s label for worldwide distribution.  In other OEM agreements, the Company manufactures diagnostic kits according to the partner’s unique specifications under the partner’s label.

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

Our technical staff evaluates the performance of reagents (prepared internally or purchased commercially), creates working prototypes of potential products, performs internal studies, participates in clinical trials, manufactures pilot lots of new products, establishes validated methods that can be manufactured consistently, creates documentation required for manufacturing and testing of new products, and collaborates with our quality assurance department to satisfy regulatory requirements and support regulatory clearance. They are responsible for assessing the performance of new technologies along with determining the technical feasibility of market introduction, and investigating the patent/license issues associated with new technologies.

Our technical staff is responsible for supporting current products on the market through scientific investigation, and is responsible for design transfer to manufacturing of all new products developed.  They assess the performance and validate all externally-sourced products in order to confirm that these products meet our performance and quality standards.

The technical staff includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences.  We maintain facilities to support our development efforts at the Broomfield, Colorado headquarters. Group leaders are also skilled in planning and project management under FDA-mandated design control.  See “— Regulation.”

During fiscal 2006 and 2005, we spent $574,000 and $613,000, respectively, for research and development. The decrease was primarily attributable to decreased clinical study expense, and  purchases related to additional research and development projects partially offset by increases in consulting and legal fees.  We expect research and development spending to increase during 2007. Of this amount, approximately 84% of the expenditures for research and development expenses were internal expenditures exclusive of outside consultants, legal, etc. In fiscal 2007, we expect expenditures for research and development to increase more than 15% over fiscal 2006.  Research and development contract revenue (specific product development programs funded by a strategic partner) amounted to $20,334 and $75,321 for the 2006 and 2005 fiscal years ended June 30.

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

Vascular Disease Testing Products

We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position.  For the past two years we have been developing products in the area of Oxidized LDL, a technology that assesses arterial thrombosis and atherosclerosis. Our technology, which we have trademarked “AtherOx,” has the potential to significantly alter the standard of lipoprotein testing and cardiovascular risk assessment. Product development for three products has been completed, and the products launched into the international markets. We filed the initial application with the FDA in March of 2006. See “— Regulation.”

Fibromyalgia

We are in the final development and regulatory submission stages for a unique assay for testing patients with fibromyalgia. The assay detects antibodies to polymers, which are present in a high percentage of patients suffering from fibromyalgia, also referred to as “chronic pain syndrome.” We expect, along with Autoimmune Technologies, LLC, our strategic partner, will complete clinical studies in fiscal 2007 and also file a pre-market approval application with the FDA in fiscal 2007.

Aspirin Resistance

We have established a strategic collaboration with Creative Clinical Concepts, Inc. (“CCC”) and McMaster University in the development of an assay to assess aspirin resistance which may prove to be very useful in the prevention of cardiac disease. We filed applications with the FDA for this product, trademarked “AspirinWorks” in July of 2006.

Lassa Virus Program

We have established  a strategic collaboration with Autoimmune, Biofactura, Inc. (“Biofactura”), the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and Tulane University (“Tulane”) to develop a group of products to detect several old world and new world viruses, identified as potential bio-terrorism agents. The work is being done under a grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) over a three-year period which began in September of 2005.

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

Our primary competitors include Inova Diagnostics, Inc., DIASORIN, Diagnostica Stago, American Bioproducts, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Hemagen Diagnostics, The Binding Site and IVAX Diagnostics (Diamedix). We compete against these companies and others on the basis of product performance, customer service, and to a lesser extent, price.

Patents, Trade Secrets and Trademarks

The REAADS Technology Patent. We have built a strong patent and intellectual property position around our proprietary application of ELISA technology, which is used in a majority of our existing products. We hold one United States patent (Lopez, et al. “method and diagnostic test kit for detection of anti-dsdna antibodies”) which covers the critical manufacturing step in the majority of our existing ELISA products.  This patent expires in 2010.

The Hyaluronic Acid Technology Patents. The HA product is protected by U.S., Japanese and European patents held by Chugai (Fujirebio). As part of the agreements with Chugai and assumed by Fujirebio, we have a license to use the Chugai patents to manufacture this product for worldwide distribution, and marketing rights worldwide except Japan. These rights expire in the various countries as the related patents expire. The first patent expires in February 2008 with the last one expiring in October of 2009. The patent in the United States expires in May of 2008. See “— Chugai (Fujirebio) Strategic Relationship.”

The AtherOx Technology Patents. Through a Japanese collaboration, we have exclusive worldwide rights (except Japan) for the clinical testing market using the unique AtherOx technology. To date we have one United States Patent with respect to the AtherOx technology, and have several US and European patents pending.

The Antipolymer Antibody Patents. The antipolymer (APA) assay which we have developed and are marketing worldwide in collaboration with our strategic partner Autoimmune Technologies, LLC, is covered by an extensive group of worldwide patents and patents pending owned by Tulane University, which has granted Autoimmune Technologies exclusive worldwide rights. These rights expire the later of ten years after the first commercial sale in each country or the expiration of the respective country patent.

Aspirin  Effectiveness Technology Patents. Products in development with our strategic partner  Creative Clinical Concepts, Inc., are covered by a group of worldwide patents pending owned by McMaster University which has granted Corgenix and Creative Clinical Concepts exclusive worldwide rights. In July 2007, the first of the U.S, patents was issued by the U.S, Patent and Trademark office. The U.S. patent was approved for this technology in August 2006.

Patent applications in the United States are maintained in secrecy until patents are issued. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology.  In fiscal 2006 the Company did not incur any costs to defend our patents.  See “Part II. Item 6.  Management’s Discussion and Analysis — Forward-Looking Statements and Risk Factors — Uncertainty of Protection of Patents, Trade Secrets and Trademarks.”

We have registered our trademark “REAADS” on the principal federal trademark register and with the trademark registries in many countries of the world.  This trademark is eligible for renewal in 2006 and will expire in 2007.  The trademark “Corgenix” was approved in September 2000.

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

The majority of our product sales, approximately 85% for the fiscal year ended June 30, 2006 and 90% in fiscal 2005, were products that utilized our proprietary technology and marketed under our REAADS trademark.

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

Before a new device can be introduced in the market, we must obtain either FDA clearance or approval, depending on FDA guidelines, through either clearance of a 510(k) pre-market notification or approval of a pre market approval application, which is a more extensive and costly application when compared to a pre-market notification, due to the requirements for more extensive clinical trials, etc. All of our products have been cleared using a 510(k) application, and we expect that most future products will also qualify for clearance using a 510(k) application (as described in Section 510(k) of the Medical Device Amendments to the F D & C Act of 1938).

Historically we have been able to obtain 510(k) pre-market clearance in less than 90 days from submission, but may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made.  A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.  See “Part II. Item 6.  Management’s Discussion and Analysis — Forward-Looking Statements and Risk Factors  — Governmental Regulation of Diagnostic Products.”

Our customers using diagnostic tests for clinical purposes in the United States are also regulated under the Clinical Laboratory Information Act of 1988, or CLIA. The CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the United States by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: “waived,” “moderately complex” and “highly complex.” Our current ELISA tests are categorized as “moderately complex” tests for clinical use in the United States. Under the CLIA regulations, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the Centers for Medicare and Medicaid Services, known as CMS, formerly the United States Health Care Financing Administration. The application of CLIA regulations to our operations and facilities and future administrative interpretations of CLIA could have an adverse impact on the potential market for our future products by increasing the cost and regulatory burden on our operations and facilities.

We are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.  We may incur significant costs to comply with these laws and regulations in the future.

Reimbursement

Currently our largest market segments are hospital laboratories and commercial reference laboratories in the United States. Payment for testing in these segments is largely based on third-party payor reimbursement. The laboratory that performs the test will submit an invoice to the patient’s insurance provider or to the patient if he is not covered by an insurance program. Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology, or CPT, code by the American Medical Association. Each CPT code is then assigned a reimbursement level by CMS. Third party insurance payors typically establish a specific fee to be paid for each code submitted. Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS.

Employees (for Consolidated Entity)

As of August 21, 2006, we employed 49 employees, 47 are full-time, and 2 are part-time. Of these, 4 hold advanced scientific or medical degrees. None of Corgenix’s employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.

Item 2.  Description of Property.

On February 8, 2006, Corgenix Medical Corporation (the “Company”) entered into a Lease Agreement (the “Lease”) with York County, LLC, a California limited liability company (“Landlord”) pursuant to which the Company will lease approximately 32,000 rentable square feet (the “Property”) of Landlord’s approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020.  The Property is part of Landlord’s multi-tenant real property development known as the Broomfield Corporate Center.  The Company will use the Property for its headquarters, laboratory research and development facilities and production facilities.

The term of the Lease (the “Term”) is seven years and five months commencing on the Commencement Date [July 15, 2006] with tenant options to extend the Term for up to two periods of five years each.  We have a one time right of first refusal to lease contiguous premises.

The initial base lease rate payable on the 25,600 square foot portion of the premises is $0.00 per square foot, plus estimated operating expenses of $1.61 per square foot.

The base lease rate payable on the 25,600 square foot portion of the premises increases to $4.00 per square foot on September 1, 2006, plus amortization of tenant improvements of $5.24 per square foot, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on the 25,600 square foot portion of the premises increases to $5.64 per square foot on September 1, 2007, with fixed annual increases each September 1 thereafter during the initial Term, plus the amortization of tenant improvements of $5.24 per square foot, and estimated operating expenses of $1.61 per square foot.

The initial base lease rate payable on the 6,400 square foot portion of the premises is $0.00 per square foot, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on the 6,400 square foot portion of the premises increases to $3.00 per square foot commencing on April 1, 2007, and increases to $3.07 on September 1, 2007, with fixed annual increases each September 1 thereafter during the initial Term, plus estimated operating expenses of $1.61 per square foot.

Thus, the estimated total base rent on the whole (32,000 sf) of the premises is initially $1.61 per square foot, then increases to an estimate of $9.00 per square foot on September 1, 2006, then increases to an estimate of $9.60 per square foot on April 1, 2007, then increases to an estimate of $10.93 per square foot on September 1, 2007, with annual increases in the base lease rate each September 1 thereafter during the initial Term, up to an estimated total base rent of $12.84 per square foot during the final year of the initial Term.

Additionally, the base rent on the premises is abated one day for each one day that the commencement date occurred after May 15, 2006.

The base lease rate for an extension period is 100% of the then prevailing market rental rate (but in no event less than the rent for the last month of the then current Term) and shall thereafter increase annually by 3% for the remainder of the applicable extension period.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

None.

GLOSSARY

antibody — a protein produced by the body in response to contact with an antigen, and having the specific capacity of neutralizing, hence creating immunity to, the antigen.

anti-cardiolipin antibody (aCL) — a class of antiphospholipid antibody which reacts with a negatively-charged phospholipid called cardiolipin or a phospholipid-cofactor complex; frequently found in patients with SLE and other autoimmune diseases; also reported to be significantly associated with the presence of both arterial and venous thrombosis, thrombocytopenia, and recurrent fetal loss.

antigen — an enzyme, toxin, or other substance, usually of high molecular weight, to which the body reacts by producing antibodies.

anti-phosphatidylserine antibodies (aPS) — a class of antiphospholipid antibody which reacts to phosphatidylserine;  similar to aCL; believed to be more specific for thrombosis.

antiphospholipid antibodies — a family of autoantibodies with specificity against negatively charged phospholipids, that are frequently associated with recurrent venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion in individuals with SLE or other autoimmune disease.

antiphospholipid syndrome — a clinical condition characterized by venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion, in association with elevated levels of antiphospholipid antibodies and/or lupus anticoagulant.

assay — a laboratory test; to examine or subject to analysis.

autoantibody — an antibody with specific reactivity against a component substance of the body in which it is produced; a disease marker.

autoimmune diseases — a group of diseases resulting from reaction of the immune system against self components.

beta 2 glycoprotein I (ß2GPI) —  a serum protein (cofactor) that participates in the binding of antiphospholipid antibodies.

coagulation — the process by which blood clots.

cofactor — a serum protein that participates in the binding of antiphospholipid antibodies, for example ß2GPI.

delivery format — the configuration of the product. Current Corgenix products utilize a 96-well microplate system for its delivery format.

hemostasis — mechanisms in the body to maintain the normal liquid state of blood; a balance between clotting and bleeding.

hyaluronic acid (HA) — a polysaccharide found in synovial fluid, serum and other body fluids and tissues, elevated in certain rheumatological and hepatic (liver) disorders.

HDL cholesterol — high density lipoprotein associated with cholesterol.

immunoassay — a technique for analyzing and measuring the concentration of disease markers using antibodies; for example, ELISA.

immunoglobulin — a globulin protein that participates in the immune reaction as the antibody for a specific antigen.

immunology —  the branch of medicine dealing with (a) antigens and antibodies, esp. immunity to disease, and (b) hypersensitive biological reactions (such as allergies), the rejection of foreign tissues, etc.

in vitro — isolated from the living organism and artificially maintained, as in a test tube.

in vivo — occurring within the living organism.

lipids — a group of organic compounds consisting of the fats and other substances of similar properties.

platelets — small cells in the blood which play an integral role in coagulation (blood clotting).

platform technology — the basic technology in use for a majority of the Company’s products, in essence the “platform” for new products. In the case of Corgenix, the platform technology is ELISA (enzyme linked immunosorbent assay).

phospholipids —  a group of fatty compounds found in animal and plant cells which are complex triglyceride esters containing long chain fatty acids, phosphoric acid and nitrogenous bases.

protein C — normal blood protein that regulates hemostasis; decreased levels lead to thrombosis.

protein S — normal blood protein that regulates hemostasis; decreased levels lead to thrombosis.

rheumatic diseases —  a group of diseases of the connective tissue, of uncertain cause and including rheumatoid arthritis (RA), rheumatic fever, etc., usually characterized by inflammation, pain and swelling of the joints and/or muscles.

serum —  the clear yellowish fluid which separates from a blood clot after coagulation and centrifugation.

systemic lupus erythematosus (SLE) — a usually chronic disease of unknown cause, characterized by red, scaly patches on the skin that tend to produce scars, frequently affecting connective tissue and involving the kidneys, spleen, etc.

thrombin — the enzyme of the blood, formed from prothrombin, that causes clotting by converting fibrinogen to fibrin.

thrombocytopenia — a condition in which there is an abnormally small number of platelets in the circulating blood.

thromboembolism — the obstruction or occlusion of a blood vessel by a thrombus.

thrombosis  —  coagulation of the blood within a blood vessel of any organ, forming a blood clot.

tumor markers —- serum proteins or molecules found in high concentrations in patients with selected cancers.

vascular — of or pertaining to blood vessels.

von Willebrand’s Factor (vWF) — normal blood protein that regulates hemostasis; decreased levels lead to abnormal bleeding and increased levels may produce thrombosis.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the OTC Bulletin Board ® under the symbol “CONX.” On August 22, 2006, the closing price of our common stock on the OTC Bulletin Board ® as reported by the OTC Bulletin Board ® was $0.40.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board ®.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	Stock Price Ranges
Stock Price Dates	High	Low

Fiscal Year 2006
Quarter Ended:
September 30, 2005	$0.70	$0.32
December 31, 2005	$0.65	$0.36
March 31, 2006	$0.49	$0.37
June 30, 2006	$0.46	$0.32

Fiscal Year 2005
Quarter Ended:
September 30, 2004	$1.00	$0.40
December 31, 2004	$0.58	$0.36
March 31, 2005	$0.55	$0.21
June 30, 2005	$0.34	$0.21

On September 29, 2006 there were approximately 180 holders of record of our Common Stock.

To date, we have not paid any dividends on our common stock, and the Board of Directors of the Company does not currently intend to declare cash dividends on our common stock. While the Company’s Series A Preferred Stock is outstanding, dividends may not be paid with respect to the common stock.  In addition to any restrictions imposed by the articles of incorporation with respect to the payment of dividends, any future cash dividends would also depend on future earnings, capital requirements and the Company’s financial condition and other factors deemed relevant by the Board of Directors.

Stock Issuance

As previously disclosed in our filings with the SEC, and as described in detail in Part I (“Recent Developments”) of this annual report, on December 28, 2005 the Company completed a private placement to Barron Partners, L.P., or Barron, a New York based private partnership, consisting of two million shares of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock were sold at $1.00 per share for gross proceeds of $2,000,000.  Each share of preferred stock is convertible initially into 2.8571428571 shares of the Company’s common stock.

Now that the funds in escrow have been released to the Company, the agreements with Barron state that if the Company’s EBITDA for the audited fiscal year ended June 30, 2006, as calculated based upon the audited financial statements filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission, is less than $1,150,000, then the Company must issue to Barron such number of additional shares of preferred stock equal to 2,000,000 multiplied by the percentage by which EBITDA is less than $1,150,000, expressed as a positive number; provided that in no event will the number of additional shares of preferred stock issued due to this EBITDA adjustment exceed 14% of the number of shares of Preferred Stock originally issued to Barron, or 280,000 shares. For example if EBITDA is $920,000 (20% decline) then the Company would issue to the Investor an additional 14% (i.e., 280,000) shares of preferred stock; provided that at the time Barron continues to hold all 2,000,000 shares of preferred stock originally issue on the Closing.

EBITDA is defined in the Preferred Stock Purchase Agreement as net income of the Company, before interest, taxes, depreciation, amortization and one time charges, including, but not limited to, loss on the extinguishment of debt. Since the audited financial statements for the fiscal year ended June 30, 2006 contained herein show the EBITDA to be considerably less than the $1,150,000 mentioned above, the Company is obligated to issue to Barron an additional 280,000 shares of the convertible preferred stock. This will take place during the month of October 2006.

As mentioned above, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime  plus two percent (7.75% as of June 30, 2006) with payments having commenced in September, 2005.  The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of June 30, 2006, a total of 79,224 shares have been redeemed by the Company.

Corgenix Purchase of Equity Securities

Period	(a) Total number of shares purchaased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

September 2005 -November 2005	26,408	$0.568	—	—

December 2005 -February 2006	26,408	$0.568	—	—

March 2006 - May 2006	26,408	$0.568	—	—

Total	79,224	$0.568	—	361,817

Forward-Looking Statements

This Form 10-KSB includes statements that are not purely historical and are “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All statements other than historical fact contained in this Form 10-KSB, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements.  All forward-looking statements included in this Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

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

We manufacture products for inventory based upon expected sales demand, usually shipping products to customers within 24 hours of receipt of orders if in stock.  Accordingly, we do not operate with a customer order backlog.

Except for the fiscal year ending June 30, 1997, we have experienced revenue growth every year since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

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

FAS 155 Disclosure.  In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of  Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordinatin are not embedded derivatives and amends Statement 140 to elimininate the prohibition on a qualifying special-purpose entity from holding a derivative financial instruments that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

SFAS No. 156 Disclosure, “Accounting for Servicing of Financial Assets-An Amendment to FASB Statement No. 140” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. SFAS 156 is effective for the Company July 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

FASB Interpretation No. 48 Disclosure, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company July 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and our significant accounting policies are summarized in Note 1 to the accompanying consolidated financial statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

Results of Operations

Year Ended June 30, 2006 compared to 2005

Net sales. Net sales for the year ended June 30, 2006 were approximately $6,636,000, a 19.3% increase from approximately $5,565,000 in 2005. North American sales increased 21.7% while sales to international distributors increased 12.7% from year to year.  With respect to the Company’s major product lines, Phospholipids kit sales increased  7.6% for the fiscal year, Coagulation kit sales increased 26.7%, HA kit sales increased 21.3%, and Autoimmune kit sales increased 4.4%. Additionally, OEM sales decreased 2.0%.   Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2007.

Cost of sales.  Gross profit, as a percentage of sales, was essentially the same, being  62.9% in 2006 and 63.2% in 2005, respectively, primarily due to stable raw material and labor costs.

Selling and marketing.  Selling and marketing expenses increased 8.4% to approximately $1,626,000 in 2006 from approximately $1,500,000 in 2005. The majority of this increase involved increases in advertising and promotional costs, commissions, travel, entertainment and trade show expenses, consulting expenses and labor-related expenses.

Research and development. Research and development expenses decreased 6% to approximately $574,000 in 2006 from approximately $613,000 in 2005.  The majority of this decrease resulted from material strategic parter billings with respect to one key development project which were offset by  increases in clinical studies expense, consulting and legal fees, labor-related costs and purchases and development costs.

General and administrative. General and administrative expenses increased approximately $355,000, or 27.7% to approximately $1,639,000 in 2006 from approximately $1,284,000 in 2005. This increase was primarily the result of increases in outside services, most notably investor relations, in addition to legal and consulting, travel and entertainment, acquisition-related and labor-related expenses.

Net interest expense. Net interest expense increased 323.6% to approximately $1,906,000 in 2006 from approximately $470,000 in 2005 due primarily to the amortization of  deferred financing costs and discount on the notes payable to the institutional investors in the recently completed convertible debt financings. This was partially offset by approximately $83,000 of interest income earned during the current fiscal year versus none earned in the prior fiscal year.

Liquidity and Capital Resources

Cash used in operating activities was $994,540 for the current fiscal year compared to $767,107 during the prior fiscal year.  The cash used in operations resulted primarily from increases in deferred financing costs and to a lesser extent increase in inventories and accounts receivable, partially offset by charges to income resulting from the amortization of deferred financing and the related accretion of discount on notes payable along with charges to income from common stock issued for services and interest.  The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

Net cash used by investing activities, the purchase of equipment, was $93,166 in fiscal 2006 compared to $18,392 for fiscal 2005. The increase was mainly attributable to increased spending on refrigeration equipment and computers.

Net cash provided by financing activities amounted to $2,923,304 during fiscal 2006 compared to $1,598,895 in the prior fiscal year. This increase in cash provided over the comparable prior year was primarily due to the December 2005 financings discussed in Item 1.

Historically, we have financed our operations primarily through long-term debt and sales of common, redeemable common and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable increased 53.5% to $1,362,768 from $887,645 in 2005 primarily as a result of significant sales increases during the period.

Our future capital requirements will depend on a number of factors, including the ability to complete new equity or debt financing, the possible redemption of common stock, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity.  Our principal sources of liquidity have been cash raised from the private sale of secured convertible term notes and the sale of redeemable common, common and preferred stock, the bridge note from Genesis, and long-term bank debt financing.  We believe that our current availability of cash, working capital, proceeds from the issuance of preferred or common stock and debt financing and expected cash flows from operations, taking into consideration the increased sales volume the Company  experienced  in fiscal 2006, will be adequate to meet our ongoing needs for at least the next twelve months.

Risk Factors

An investment in Corgenix entails certain risks that should be carefully considered. In addition, these risk factors could cause actual results to differ materially from those expected include the following:

We continue to incur losses and are likely to require additional financing.

We have incurred operating losses and negative cash flow from operations for most of our history.  Losses incurred since our inception have aggregated $9,367,556 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Assuming no significant changes from our budget, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months.  If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations.  If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all.  Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

Most of our products are based on our patented and proprietary application of Enzyme Linked ImmunoSorbent Assay, or ELISA, technology, a clinical testing methodology commonly used worldwide. Most of our current products are based on this platform technology in a delivery format convenient for clinical testing laboratories. The delivery format, which is referred to as “Microplate,” allows the testing of up to 96 samples per plate, and is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories. The availability and broad acceptance of ELISA Microplate products reduces entry barriers worldwide for our new products that employ this technology and delivery format.There can be no assurance that our issued patents will afford meaningful protection against a competitor, or that patents issued or licensed to us will not be infringed upon or designed around by others, or that others will not obtain patents that we would need to license or design around. We could incur substantial costs in defending the Company or our licensees in litigation brought by others. The potential for reduced sales and increased legal expenses would have a negative impact on our cash flow and thus our overall business could be adversely affected, or, in an extreme case, our ability to remain in business could be jeopardized.

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

Although we have manufactured over twelve million diagnostic tests based on our proprietary applications of ELISA (enzyme linked immuno-absorbent assay) technology, certain of our diagnostic products in consideration for future development incorporate technologies with which we have limited manufacturing experience.  Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product’s commercialization.  There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

Due to the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel.

We believe our success will depend to a significant extent on the efforts and abilities of Dr. Luis R. Lopez and Douglass T. Simpson. Loss of either  would be disruptive to our business.  There can be no assurance that we will be successful in attracting and retaining such skilled personnel, who are generally in high demand by other companies.  The loss of, inability to attract, or poor performance by key scientific and executive personnel may have a material adverse effect on our business, financial condition and results of operations.

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

Although our Common Stock has been traded on the OTC Bulletin Board® since February 1998, the trading has been sporadic with insignificant volume.

Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations.  These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and quarterly variation in our results of operations, may adversely affect the market price of our common stock.  In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in “penny stocks.”  Such rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules.

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

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-14c under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to the Company’s management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors and Executive Officers.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2006:

Name	Age	Position	Director/Officer Since

Luis R. Lopez	58	Chief Medical Officer and Chairman of the Board	1998

Douglass T. Simpson	58	President and Chief Executive Officer, Director	1998

Ann L. Steinbarger	53	Senior Vice President Operations	1998

Taryn G. Reynolds	47	Vice President, Facilities and IT	1998

William H. Critchfield	60	Senior Vice President Finance and Administration and Chief Financial Officer	2000

Robert Tutag	65	Director	2005

Dennis Walcewski	57	Director	2006

Charles H. Scoggin	61	Director	2006

Larry G. Rau	60	Director	2006

C. David Kikumoto	56	Director	2006

Luis R. Lopez, M.D. has served as the Chief Executive Officer and Chairman of the Board of Directors of Corgenix from May 1998 until April 2005 when his title was changed to Chief Medical Officer.  From 1987 to 1990, Dr. Lopez was Vice President of Clinical Affairs at BioStar Medical Products, Inc., a Boulder, Colorado diagnostic firm.  From 1986 to 1987 he served as Research Associate with the Rheumatology Division of the University of Colorado Health Sciences Center, Denver, Colorado.  From 1980 to 1986 he was Professor of Immunology at Cayetano Heredia University School of Medicine in Lima, Peru, during which time he also maintained a medical practice with the Allergy and Clinical Immunology group at Clinica Ricardo Palma in Lima.  From 1978 to 1980 Dr. Lopez held a fellowship in Clinical Immunology at the University of Colorado Health Sciences Center.  He received his M.D. degree in 1974 from Cayetano Heredia University School of Medicine in Lima, Peru.  He is a clinical member of the American College of Rheumatology, and a corresponding member of the American Academy of Allergy, Asthma and Immunology.  Dr. Lopez is licensed to practice medicine in Colorado, and is widely published in the areas of immunology and autoimmune disease.

Douglass T. Simpson has been the President of Corgenix since May 1998 and was elected a director in May 1998.  Mr. Simpson joined Corgenix’s operating subsidiary as Vice President of Business Development in 1992, was promoted to Vice President, General Manager in 1995, to Executive Vice President in 1996, to President in February 1998 and then to Chief Executive Officer in April 2005.  Prior to joining Corgenix’s operating subsidiary, he was a Managing Partner at Venture Marketing Group in Austin, Texas, a health care and biotechnology marketing firm, and in that capacity, served as a consultant to REAADS from 1990 until 1992.  From 1984 to 1990 Mr. Simpson was employed by Kallestad Diagnostics,

Inc. (now part of BioRad Laboratories, Inc.), one of the largest diagnostic companies in the world, where he served as Vice President of Marketing, in charge of all marketing and business development.  Mr. Simpson holds B.S. and M.S. degrees in Biology and Chemistry from Lamar University in Beaumont, Texas.

William H. Critchfield, has been Senior Vice President Finance and Administration and Chief Financial Officer of the Company since April 2005 and was Vice President and Chief Financial Officer from December 2000 to April 2005.  Prior to joining Corgenix, Mr. Critchfield was Executive Vice President and Chief Financial Officer of U.S. Medical, Inc., a Denver, Colorado based privately held distributor of new and used capital medical equipment.  From May of 1994 through July of 1999, he served as President and Chief Financial Officer of W.L.C. Enterprises, Inc., a retail business holding company.  From November 1991 to May 1994, Mr. Critchfield served as Executive Vice President and Chief Financial Officer of Air Methods Corporation, a publicly traded company which is the leading U.S. company in the air medical transportation industry and is the successor company to Cell Technology, Inc., a publicly traded biotechnology company, where he served in a similar capacity from 1987-1991.  From 1986 through September 1987 he served as Vice President of Finance and Administration for Biostar Medical Products, Inc., a developer and manufacturer of diagnostic immunoassays.  In the past, Mr. Critchfield also served as Vice President of Finance for Nuclear Pharmacy, Inc., formerly a publicly traded company and the world’s largest chain of centralized radiopharmacies.  Mr. Critchfield is a certified public accountant in Colorado.  He graduated magna cum laude from California State University-Northridge with a Bachelor of Science degree in Business Administration and Accounting.

Ann L. Steinbarger, has been the Senior Vice President, Operations of Corgenix since April 2005 and was the Vice President of Sales and Marketing from May 1998 to April 2005.  Ms. Steinbarger joined Corgenix’s operating subsidiary in January 1996 as Vice President, Sales and Marketing with responsibility for its worldwide marketing and distribution strategies.  Prior to joining Corgenix, Ms. Steinbarger was with Boehringer Mannheim Corporation, Indianapolis, Indiana, a $200 million IVD company.  At Boehringer from 1976 to 1996, she served in a series of increasingly important sales management positions.  Ms. Steinbarger holds a B.S. degree in Microbiology from Purdue University in West Lafayette, Indiana.

Taryn G. Reynolds, has been a Vice President of Corgenix since May 1998.  Mr. Reynolds joined Corgenix’s operating subsidiary in 1992, serving first as Director of Administration, then as Managing Director, U.S. Operations. He has served as Vice President, Operations and in 1999, became Vice President, Facilities and Information Technology.  Prior to joining Corgenix, Mr. Reynolds held executive positions at Brinker International, MJAR Corporation and M&S Incorporated, all Colorado-based property, operational and financial management firms.

Robert Tutag was appointed to the Board in September 2005. Mr. Tutag is currently and since 1990 has been President of Unisource, Inc., a privately held Boulder, Colorado company which identifies and develops niche pharmaceutical products for generic and brand name pharmaceutical companies.  From 1964 through 1982, Mr. Tutag was President and Chief Operating Officer of Tutag Corporation. In that capacity, he developed and managed operations of Cord Laboratories, one of the original generic pharmaceutical manufacturing companies, in addition to founding and overseeing Geneva Generics, a generic sales and distribution company, which developed into one of the country’s premier companies in its industry. Both Cord Laboratories and Geneva Generics were acquired by Ciba-Geigy Corporation. During that time period, Mr. Tutag also served as a Director of Geneva Generics and as Vice President of Sales and a Director of Tutag Pharmaceuticals, a branded distribution company. From 1983 through 1989, Mr. Tutag was President and Chief Executive Officer of NBR Financial, Inc., a multi-bank holding company in Boulder, Colorado. Since 1977 until the present, Mr. Tutag has also been editor of GMP Trends, Inc., Boulder, Colorado, an informational newsletter that reviews FDA and GMP inspection reports (483’s) for the pharmaceutical and medical device industries. Mr. Tutag also served as interim president from 1999-2000 and was a director from 1997-2001 of the Bank of Cherry Creek in Boulder, Colorado. He received a BBA and an MBA from the University of Michigan.

Dennis Walczewski was appointed to the Company’s Board of Directors on January 3, 2006 to fill the vacancy created by the resignation of Mr. Jun Sasaki on the same day. Mr. Walczewski’s background consists of over 25 years experience in the Diagnostic and Biotechnology industries. Mr. Walczewski has held either management or executive positions in Promega, T-Cell Diagnostics, Endogen and Boehringer Manheim (now Roche). He has been employed by MBL international or MBLI for the previous four years and now is their Chief Executive Officer.   Per our arrangement with MBL, Mr. Walczewski is not  compensated by Corgenix for board meetings attended.

Charles H. Scoggin, M.D., was appointed to the Company’s Board of Directors on March 27, 2006. Dr. Scoggin is currently a Director of Nitrox, a privately held North Carolina-based biopharmaceutical company founded on technology developed at Duke University. Companies previously founded or co-founded by Dr. Scoggin include: Somatogen, a biopharmaceutical company that successfully synthesized and genetically modified the human hemoglobin molecule, for which Dr. Scoggin served as President, Chief Executive Officer and Chairman through its initial public offering, several secondary financings and strategic alliances; Somatogen Instruments, a biomedical and scientific instruments company, for which Dr. Scoggin served as President and Chief Executive Officer until its sale to Beckman Instruments; Rodeer Systems, a biomedical informatics company, for which Dr. Scoggin served as Chairman, President and Chief Executive Officer; Dr. Scoggin also served as President and Chief Executive Officer of both Medrock, a medical information company; and Sagemed, a company focused on strategic healthcare information services.

Larry G. Rau was appointed to the Company’s Board of Directors on March 27, 2006. Mr. Rau is currently and since 1995 has been President and CEO of Rau Financial Services, a Sioux Falls, South Dakota firm specializing in alternative investments such as 1031 property exchanges, Real Estate, Oil and Gas, and Medical Receivables in addition to stocks and fixed income investments. From 1986 to 1995, Mr. Rau was an investment executive with A.G. Edwards and UBS PaineWebber, and from 1968 to 1986 he worked in pharmaceutical sales and/or marketing for Cutter Labs, Baxter International and Fort Dodge Labs.

C. David Kikumoto was appointed to the Company’s Board of Directors on March 30, 2006.  Mr. Kikumoto is the founder and is currently the Chief Executive Officer of Denver Management Advisors, a firm that has assembled leading team of health care cost containment specialists in the Rocky Mountain West, providing cost containment services to large employers, insurers, and healthcare providers.  From 1999-2000, Mr. Kikumoto was the President and Vice Chairman at Anthem Blue Cross and Blue Shield, Colorado and Nevada.  He led the merger of Blue Cross and Blue Shield to Anthem resulting in the creation of one of the largest private foundations in the State of Colorado.  Mr. Kikumoto also provided strategic advice and counsel to the new leadership team and served as a liaison to customers, community leaders and regulators.  From 1987 - 1999 Mr. Kikumoto served in several roles at Blue Cross and Blue Shield of Colorado, Nevada and New Mexico.  From 1993 - 1999 Mr. Kikumoto was the President and Chief Executive Officer.  He directed, developed and created one the first regional Blue Cross and Blue Shield Plans with total membership of 750,000 and annual premium income of $800 million.  From 1991 - 1993 he was the Senior Vice President, Chief Marketing Officer.  Mr. Kikumoto was responsible for the marketing and sales of health, life, dental and workers’ compensation products in a three-state region while concurrently serving as the CEO of several subsidiary companies.  During 1987 - 1991 Mr. Kikumoto was the Vice President, Alternative Delivery Systems.  In that position he managed health care costs in a three-state region through the development of alternatives to traditional health care models.

Audit Committee

The Board of Directors has determined that, by virtue of his having over twenty years experience as both President and Chief Operating Officer, plus serving over six years as President and Chief Executive Officer of a multi-bank holding company,  Mr. Robert Tutag qualifies as an “Audit Committee Financial Expert” as that term is defined in the rules promulgated by the SEC.

COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, as well as persons beneficially owning more than 10% of the Company’s outstanding Common Stock, to file reports of ownership and changes in ownership with the Commission within specified time periods.  Such officers, directors and stockholders are also required to furnish the Company with copies of all Section 16 (a) forms they file.

Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that most Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2006.

Item 10.  Executive Compensation.

The following table shows how much compensation was paid by Corgenix for the last three fiscal years to Corgenix’s Chief Executive Officer and each other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered to the subsidiaries during such fiscal years (collectively, the “Named Executive Officers”).

Summary Compensation Table
		Annual Compensation				Long Term Compensation
					Other	Awards		Payouts
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)		Annual Compensation (1)	Restricted Stock awards	Securities Underlying Options/SARs	LTIP payouts	All other compensation

Douglass T. Simpson	2006	$180,000	—		$14,540	—	—	—	—
President, Chief	2005	$157,826	—		$11,970	—	—	—	—
Executive Officer	2004	$148,386	—		$11,617	—	—	—	—

Dr. Luis R. Lopez	2006	$184,572	—		$18,289	—	—	—	—
Chairman and Chief	2005	$180,372	—		$15,057	—	—	—	—
Medical Officer	2004	$169,583	—		$14,679	—	—	—	—

William H. Critchfield	2006	$165,000	$17,556	(2)	$14,540	$40,000	—	—	—
Senior Vice President	2005	$140,916	—		$13,677	—	—	—	—
Finance and Administration and Chief Financial Officer	2004	$132,487	—		$14,679	—	—	—	—

Ann L. Steinbarger	2006	$150,000	—		$14,540	—	—	—	—
Senior Vice President	2005	$140,916	—		$11,970	—	—	—	—
Operations	2004	$132,487	—		$11,617	—	—	—	—

Taryn G. Reynolds	2006	$120,360	—		$18,289	—	—	—	—
Vice President	2005	$112,733	—		$15,057	—	—	—	—
Facilities and Information Technology	2004	$105,991	—		$14,679	—	—	—	—

 (1) The Company paid each executive officer an automobile allowance of $500 per month in 2006 and $400 per month in 2004 and 2005 in addition to paying approximately 90% of each offier’s group health insurance premium.

(2) On February 24, 2006, Mr. Critchfield received a restricted stock award of 100,000 shares and a cash bonus to pay the estimated income taxes on said award of $17,556. The fair market value of the restricted stock at the date of issuance was $0.40.

Long-Term Incentive Compensation

Effective January 1, 1999, the Company adopted a Stock Compensation Plan to provide executive officers an opportunity to purchase shares of its common stock as a bonus or in lieu of cash compensation for services rendered. No issuances of stock were made under the Stock Compensation Plan to the Named Executive Officers during the three fiscal years ended June 30, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2006 and outstanding options held by the Named Executive Officers as of June 30, 2006:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Unexercised Options at FY-End Exercisable/Unexercisable	Value of In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Douglass T. Simpson	0	0	149,613/136,667	36,290/57,400
Dr. Luis R. Lopez	0	0	66,667/144,180	16,668/28,000
William H. Critchfield	0	0	97,667/83,333	21,330/35,000
Ann L. Steinbarger	0	0	83,694/75,786	20,518/28,000
Taryn G. Reynolds	0	0	73,813/46,667	15,552/19,600

(i)  Based on the price of the Company’s common stock at June 30, 2006 of $0.42 per share.

Employment and Consulting Agreements

Corgenix has entered into employment agreements as of July 1, 2005 with the following officers. The current annual salaries are as noted opposite each of their names:

Officer	Current Annual Salary

• Douglass T. Simpson –	$211,000 as of July 1, 2007
• Dr. Luis R. Lopez –	$190,000 as of July 1, 2007
• William H. Critchfield –	$180,000 as of July 1, 2007
• Ann L. Steinbarger –	$161,000 as of July 1, 2007
• Taryn G. Reynolds –	$124,000 as of July 1, 2007

Each of the above employment agreements is for continuously renewable terms of three years, provides for severance payments equal to eighteen month’s salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), and an automobile expense reimbursement of  $500 per month.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Corgenix is currently composed of  Mssrs. Tutag, Scoggin, Rau and Kikumoto, with Mr. Tutag serving as Chairman.  No interlocking relationship exists between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Code of Ethics

The Company has adopted a written code of ethics that applies to our CEO and CFO.

Director Compensation

The Company’s current policy is to pay each independent director $500 per board meeting and $250 per board committee either attended in person or via telephone. In addition, annually each independent director is granted options to purchase 30,000 shares of the Company’s common stock at the fair market value at the date of grant and vesting 100% upon grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2006, certain information regarding the ownership of Corgenix’s common stock by (i) each person known by Corgenix to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of Corgenix’s directors, (iii) each executive officer and (iv) all of Corgenix’s executive officers and directors as a group.  Unless otherwise indicated, the address of each person shown is c/o Corgenix, 11575 Main Street, Suite 400, Broomfield, CO 80020.  Beneficial ownership, for purposes of this table, includes debt convertible into common stock and options and warrants to purchase common stock that are either currently exercisable or convertible or will be exercisable or convertible within 60 days of June 30, 2006.  Other than Dr. Lopez and Mr. Reynolds, no other director or executive officer beneficially owned more than 5% of the common stock.

The percentage ownership data is based on 10,723,205 shares of our common stock outstanding as of June 30, 2006. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants or underlying convertible debt  that are currently exercisable or convertible, or will become exercisable or convertible, within 60 days of June 30, 2006 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option or warrant, convertible preferred stock, or convertible promissory note, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Number	Percent of Class

Barron Partners LP (2) c/o Barron Capital Advisors, LLC 730 Fifth Avenue, 9th Floor New York, NY 10019	1,542,045	4.90%

CAMOFI Master LDC (3) 350 Madison Avenue New York, NY 10017	1,153,574	4.99%

Truk Opportunity Fund (3) c/o RAM Capital Resources, LLC One East 52nd Street, Sixth Floor New York, NY 10022	836,903	4.99%

Taryn G. Reynolds (1)	979,668	8.62%

Ascendiant Capital Group LLC, Ascendiant Securities LLC (4) 18881 Von Karman Avenue, 16th Floor Irvine, CA 92612	701,882	4.99%

Dr. Luis R. Lopez (1)	848,014	7.73%

Douglass T. Simpson (1)	355,359	3.25%

William H. Critchfield (1)	207,667	1.92%

Robert Tutag (1)	150,000	1.39%

Ann L. Steinbarger (1)	102,667	0.94%

Larry G. Rau (1)	52,000	0.48%

Dr. Charles H. Scoggin (1)	30,000	0.28%

David Kikumoto (1)	30,000	0.28%

Mid South Investor Fund	800,000	7.17%

Burnham Securities	607,452	6.67%

Randall Stern (5)	556,997	4.99%

Medical & Biological Laboratories Co., Ltd.	1,681,340	14.45%

All current directors and current executive officers as a group (11 persons)	2,755,375	21.95%

(1)                Current director or officer

(2)                Contractual restrictions in the Barron Partners preferred stock purchase agreement and warrants prohibit Barron Partners, L.P. from exercising any warrants or converting any preferred stock if such conversion or exercise would cause it to exceed 4.90% beneficial ownership of Corgenix. Barron Partners holds convertible preferred stock plus warrants to acquire up to 20,714,286 shares of common stock.

(3)                Contractual restrictions in its convertible note, warrants, and purchase agreement with Corgenix prohibit each of CAMOFI and Truk Opportunity Fund from exercising any warrants or converting any debt if such conversion or exercise would cause either entity to exceed 4.99% beneficial ownership of Corgenix. CAMOFI holds convertible debt and warrants to acquire up to 12,361,698 shares of common stock. Truk Opportunity Fund holds convertible debt and warrants to acquire up to 5,982,027 shares of common stock, without taking into account interest on the debt, which may also be converted into shares of common stock.  Michael E. Fein and Stephen E. Saltzstein, as principals of Atoll Asset Management, LLC, the Managing Member of Truk Opportunity Fund, LLC, exercise investment and voting control over the securities owned by Truk Opportunity Fund, LLC.  Both Mr. Fein and Mr. Saltzstein disclaim beneficial ownership of the securities owned by Truk Opportunity Fund, LLC.

(4)                For purposes of this calculation, the holdings of Ascendiant Capital Group, LLC have been aggregated with Ascendiant Securities, L.P. Contractual restrictions in the warrants held by the Ascendiant entities prohibit them from exercising any warrants if such exercise would cause either entity to exceed 4.99% beneficial ownership of Corgenix. The Ascendiant entities together hold warrants to acquire up to 3,281,626 shares of common stock.

(5)                Contractual restrictions in the warrants held by Mr. Stern prohibit him from exercising any warrants if such exercise would cause him  to exceed 4.99% beneficial ownership of Corgenix.  Mr. Stern holds warrants to acquire up to 740,333 shares of common stock.

Equity Compensation

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,262,300	$0.40	924,467
Equity compensation plans not approved by security holders	—	—	—
Total	1,262,300	$0.40	924,467

Item 12.  Certain Relationships and Related Transactions.

There have not been any transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

Item 13.  Exhibits and Reports on Form 8-K.

a.  Index to and Description of Exhibits

Exhibit Number	Description of Exhibit

1.1

Letter Agreement between the Company and Ascendiant Securities, LLC dated January 14, 2005, as amended, filed with the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

3.1	Articles of Incorporation, as amended, filed with the Company’s Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.

3.2	Articles of Amendment to the Articles of Incorporation, filed with the Company’s Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.

3.3

Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock for Corgenix Medical Corporation, filed with the Company’s Form 8-K filed December 30, 2005, and incorporated herein by reference.

3.4	Bylaws, filed with the Company’s Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.

10.2

Office Lease dated May 5, 2001 between Crossroads West LLC/Decook Metrotech LLC and Corgenix, Inc., filed as exhibit 10.9 to the Company’s Form 10-KSB filed September 28, 2001 and incorporated herein by reference.

10.3

Guarantee dated November 1, 1997 between William George Fleming, Douglass Simpson and Geoffrey Vernon Callen, filed with the Company’s Registration Statement on Form 10-SB filed June 29, 1998, and incorporated herein by reference.

10.4	Employment Agreement dated July 1, 2005 between Luis R. Lopez and the Company, filed as exhibit 10.7 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.5	Employment Agreement dated July 1, 2005 between Douglass T. Simpson and the Company, filed as exhibit 10.8 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.6	Employment Agreement dated July 1, 2005 between Ann L. Steinbarger and the Company, filed as exhibit 10.10 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.7	Employment Agreement dated July 1, 2005 between Taryn G. Reynolds and the Company, filed as exhibit 10.11 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.8

Employment Agreement dated July 1, 2005 between William H. Critchfield and the Company, filed as exhibit 10.9 to the Company’s filing on Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.9

Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company’s Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.10	Warrant Agreement dated June 1, 2000 between the Company and Taryn G. Reynolds, filed as exhibit 10.27 to the Company’s Form 10-KSB filed October 2, 2000, and incorporated herein by reference.

10.11

Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed as exhibit 10.32 to the Company’s Form 10-QSB filed November 14, 2002 and incorporated herein by reference.

10.12

License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed as exhibit 10.33 to the Company’s Form 10-QSB filed November 14, 2002 and incorporated herein by reference.

10.13	Amended and Restated 1999 Incentive Stock Plan filed with the Company’s filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.

10.14	Amended and Restated Employee Stock Purchase Plan, filed with the Company’s filing of Proxy Statement Schedule 14A Information on October 23, 2002, and incorporated herein by reference.

10.15	Warrant Agreement dated October 11, 2001 between Phillips V. Bradford and the Company, filed as exhibit 21.4 to Company’s Form 10-QSB filed February 12, 2002 and incorporated herein by reference.

10.16	Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company, filed as exhibit 21.5 to the Company’s Form 10-QSB filed February 12, 2002 and incorporated herein by reference.

10.17

Underlease Agreement dated October 3, 2001 between G.V. Calen, A.G. Pirmohamed and Corgenix UK, Ltd., filed as exhibit 21.6 to the Company’s Form 10-QSB filed February 12, 2002 and incorporated herein by reference.

10.18	Form of Securities Purchase Agreement dated May 19, 2005, filed as exhibit 2.1 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.19	Form of Secured Convertible Term Note dated May 19, 2005, filed as exhibit 10.32 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.20	Form of Registration Rights Agreement dated May 19, 2005, filed as exhibit 10.33 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.21	Form of Restricted Account Agreement dated May 19, 2005, filed as exhibit 10.34 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.22	Form of Restricted Account Side Letter dated May 19, 2005, filed as exhibit 10.35 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.23	Form of Stock Pledge Agreement dated May 19, 2005, filed as exhibit 10.36 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.24	Form of Lockup Letter dated May 19, 2005, filed as exhibit 10.37 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.25	Form of Subsidiary Guaranty dated May 19, 2005, filed as exhibit 10.38 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.26

Form of Letter Agreement dated June 7, 2005 between the Company and certain officers, directors and affiliated persons, filed as exhibit 10.39 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.27

Lease Agreement dated February 8, 2006 between Corgenix Medical Corporation and York County, LLC, a California limited liability company (as landlord), filed with the Company’s Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.

10.28

Preferred Stock Purchase Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as exhibit 10.1 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.29

Escrow Agreement between Corgenix Medical Corporation, Barron Partners LP and Epstein, Becker & Green, P.C., dated December 28, 2005, filed as exhibit 10.2 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.30

Registration Rights Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as exhibit 10.3 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.31

Common Stock Purchase Warrant “A” dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.4 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.32

Common Stock Purchase Warrant “B” dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.5 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.33

Common Stock Purchase Warrant “C” dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.6 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.34

Common Stock Purchase Warrant #118 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.7 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.35

Common Stock Purchase Warrant #119 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.8 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.36

Common Stock Purchase Warrant #120 dated December 28, 2005 issued to Ascendiant Securities, L.L.C.¸ filed as exhibit 10.9 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.37	Form of Barron Lockup Letter, filed as exhibit 10.3 to the Company’s Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.38	Form of Lockup Letter in connection with Secured Convertible Term Note financing, filed as exhibit 10.7 to the Company’s Form 8-K filed December 20, 2005 and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.39

Registration Rights Agreement among Truk International Fund, LP, Truk Opportunity Fund, LLC, CAMOFI Master LDC and Corgenix Medical Corporation, filed as exhibit 10.6 to the Company’s Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.40

Product Development, Manufacturing and Distribution Agreement dated May 13, 2004 between Creative Clinical Concepts, Inc. and the Company, filed as exhibit 10.26 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.41	Supply Agreement dated September 12, 2003 between DiaDexus, Inc. and the Company, filed as exhibit 10.31 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.42

Distribution Agreement and OEM Supply Agreement dated March 31, 2005 between MBL International, Inc. and the Company, filed as exhibit 10.33 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.43	Form of Term Note Security Agreement dated May 19, 2005, filed as exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.44	Form of Common Stock Purchase Warrant dated May 19, 2005, filed as exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.45	Form of Secured Convertible Term Note dated December 30, 2005, filed as exhibit 4.3 to the Company’s Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.46	Form of AIR Warrant dated December 30, 2005, filed as exhibit 4.4 to the Company’s Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.47	Corgenix Medical Corporation 2005 Incentive Compensation Plan, filed with the Company’s filing of Proxy Statement Schedule 14A Information on October 27, 2005 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10-SB, filed June 29, 1998.

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(b)                                  Reports on Form 8-K.

1.               Form 8-K filed January 6, 2006 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

2.               Form 8-K filed February 15, 2006 Regulation FD Disclosure

3.               Form 8-K filed March 14, 2006 Entry into a Material Definitive Agreement

4.               Form 8-K filed March 29, 2006 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Other Events

Item 14.  Principal Accountant Fees and Services.

The Company’s principal outside accountant who serves as the Company’s auditor and the Company’s principal outside accountant for preparation of the Company’s Federal and State income tax returns is Hein & Associates LLP.   Hein & Associates LLP also was the principal outside accountant for preparation of the Company’s Federal and State income tax returns.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountants are as follows:

	Audit Fees (Includes Form QSB Reviews & Consents)	Audit-Related Fees	Tax Fees	All Other Fees
2006	$83,225	—	$5,260	—
2005	$53,800	—	$8,500	—

The Company’s Audit Committee (the “Committee”) is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for the Company by its registered public accounting firm, provided, however, that de-minimus non-audit services may instead be approved in accordance with applicable SEC rules.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-125623, 333-101528, 333-55682, and 333-69775 of Corgenix Medical Corporation on Form S-8 of our report, dated August 2, 2006, appearing in this Annual Report on Form 10-KSB of Corgenix Medical Corporation for the years ended June 30, 2006 and 2005.

HEIN & ASSOCIATES LLP

Denver, Colorado

September 25, 2006

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2006 and 2005

(With Independent Registered Public Accounting Firm’s Report Thereon)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado
August 2, 2006

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2006 and 2005

	2006	2005
Assets
Current assets:

Cash and cash equivalents	$3,118,494	1,281,965
Accounts receivable, less allowance for doubtful accounts of $13,097	1,362,768	887,645
Inventories	1,635,549	1,215,787
Prepaid expenses	64,596	51,842
Total current assets	6,181,407	3,437,239

Equipment:
Capitalized software costs	122,855	122,855
Machinery and laboratory equipment	671,495	639,692
Furniture, fixtures and office equipment	585,399	523,762
	1,379,749	1,286,309
Accumulated depreciation and amortization	(1,113,131)	(1,028,103)

Net equipment	266,618	258,206

Intangible assets:
Patents, net of accumulated amortization of $1,117,544 and $1,093,970 respectively	—	23,574
License	27,848	18,275
	27,848	41,849
Other assets:
Deferred financing costs net of amortization of $469,065 and $39,440	1,147,563	907,095
Due from officer	12,000	12,000
Restricted cash (note 2)	250,000	250,000
Other	328,180	86,105
Total assets	$8,213,616	4,992,494

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (note 2)	$770,151	221,176
Current portion of capital lease obligations	15,945	22,370
Accounts payable	511,397	453,764
Accrued payroll and related liabilities	270,542	218,411
Accrued interest	43,914	753
Accrued liabilities	364,348	113,293
Total current liabilities	1,976,297	1,029,767
Notes payable, net of discount, less current portion (note 2)	1,290,776	980,716
Capital lease obligation, less current portion	5,130	22,754
Total liabilities	3,272,203	2,033,237
Commitments and contingencies (note 4)

Redeemable common stock, 880,282 shares issued and outstanding, aggregate redemption value of $450,000, net of unaccreted discount and issuance costs of $0	250,000	500,000

Stockholders’ equity:
Convertible Preferred stock, $0.001 par value, liquidation preference $700,000. Authorized 5,000,000 shares, 2,000,000 shares issued and outstanding at June 30, 2006	2,000,000	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 10,723,205 and 8,172,435 shares in 2005 and 2004, respectively	9,895	7,292
Additional paid-in capital	12,060,729	7,966,172

	2006	2005
Accumulated deficit	(9,367,556)	(5,501,144)
Accumulated other comprehensive loss	(11,655)	(13,063)
Total stockholders’ equity	4,691,413	2,459,257

Total liabilities and stockholders’ equity	$8,213,616	4,992,494

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended June 30, 2006 and 2005

	2006	2005

Net sales	$6,635,779	$5,564,835
Cost of sales	2,461,901	2,044,922

Gross profit	4,173,878	3,519,913

Operating expenses:
Selling and marketing	1,626,165	1,499,524
Research and development	574,021	612,898
General and administrative	1,638,575	1,283,661
	3,838,761	3,396,083

Operating income	335,117	123,830

Other income (expense) –
Loss on extinguishment of debt	—	(361,057)
Other Income	86,232	125,000
Interest expense	(1,991,866)	(470,231)

Net loss before income taxes	(1,570,517)	(582,458)
Income taxes	15,895	—
Net loss	(1,586,412)	(582,458)
Accretion of discount on redeemable common stock	—	64,919
Imputed dividends on convertible preferred stock	2,280,000	—
Net loss attributable to common stockholders	$(3,866,412)	$(647,377)

Net loss per share basic and diluted	$(0.41)	(0.12)

Weighted average shares outstanding – basic and diluted	9,482,559	5,537,242

Net loss	$(1,586,412)	$(582,458)

Other comprehensive income (loss) – foreign currency translation	1,408	(1,699)

Total comprehensive loss	$(1,585,004)	$(584,157)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2006 and 2005

	Preferred						Accumulated
	Stock,	Preferred	Common	Common	Additional		Other	Total
	Number of	Stock	Stock,	Stock,	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	$0.001 par	Number of Shares	$0.001 par	Capital	Deficit	Income	Equity
Balances at July 1, 2004	—	$—	5,321,319	$4,440	$5,449,100	$(4,853,767)	$(11,364)	$588,409

Issuance of common stock for cash and exercise of stock options	—	$—	1,271,000	$1,271	$313,741	$—	$—	$315,012
Issuance of common stock in exchange for debt	—	$—	885,090	$886	$220,389	$—	$—	$221,275
Issuance of common stock for services	—	$—	695,026	$695	$181,341	$—	$—	$182,036
Issuance of warrants for services	—	$—	—	$—	$390,661	$—	$—	$390,661
Issuance of warrants in exchange for debt	—	$—	—	$—	$177,017	$—	$—	$177,017
Beneficial conversion feature of institutional convertible note Payable (note 3)	—	$—	—	$—	$1,306,298	$—	$—	$1,306,298
Accretion of discount on redeemable common stock	—	$—	—	$—	$—	$(64,919)	$—	$(64,919)
Deferred offering costs related to equity portion of financing	—	$—	—	$—	$(72,375)	$—	$—	$(72,375)
Foreign currency translation	—	$—	—	$—	$—	$—	$(1,699)	$(1,699)
Net loss	—	$—	—	$—	$—	$(582,458)	$—	$(582,458)
Balances at June 30, 2005	—	$—	8,172,435	$7,292	$7,966,172	$(5,501,144)	$(13,063)	$2,459,257

Issuance of preferred stock for cash	2,000,000	$2,000,000	—	$—	$2,000,000	$(2,000,000)	$—	$2,000,000
Issuance of common stock for services	—	$—	595,507	$596	$104,805	$—	$—	$105,401
Issuance of warrants for financing costs	—	$—	—	$—	$360,950	$—	$—	$360,950
Issuance of common stock in exchange for debt and interest	—	$—	1,615 341	$1,614	$482,989	$—	$—	$484,603

	Preferred						Accumulated
	Stock,	Preferred	Common	Common	Additional		Other	Total
	Number of	Stock	Stock,	Stock,	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	$0.001 par	Number of Shares	$0.001 par	Capital	Deficit	Income	Equity
Beneficial conversion feature of institutional convertible note payable (note 3)	—	$—	—	$—	$1,363,635	$—	$—	$1,363,635
Issuance costs of convertible preferred stock	—				(228,849)			(228,849)
Exercise of warrants	—	$—	382,738	$383	$6,537	$—	$—	$6,920
Exercise of stock options	—	$—	10,000	$10	$4,490	$—	$—	$4,500
Cancellation of redeemable stock upon note paydown	—	—	(52,816)
Foreign currency translation	—	$—	—	$—	$—	$—	$1,408	$1,408
Net loss	—	$—	—	$—	$—	$(1,586,412)	$—	$(1,586,412)
Dividends on convertible preferred stock	—		$—	$—	$—	$(280,000)	$—	$(280,000)
Balances at June 30, 2006	2,000,000	$2,000,000	10,723,205	$9,895	$12,060,729	$(9,367,556)	$(11,655)	$4,691,413

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(1,586,412)	$(582,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,474	203,350
Accretion of discount on notes payable	1,155,870	503,390
Equity instruments issued for services	105,401	182,037
Common stock issued for interest	136,601	—
Loss on extinguishment of debt exchanged for stock and warrants	—	177,017
Amortization of deferred financing costs	429,625	39,440
Changes in operating assets and liabilities:
Accounts receivable, net	(471,021)	(54,073)
Inventories	(419,523)	(233,951)
Prepaid expenses and other assets, net of warrants issued for finance costs	(573,116)	(833,643)
Accounts payable	54,101	(29,608)
Accrued payroll and related liabilities	34,121	47,433
Accrued interest and other liabilities	31,320	(186,041)
Net cash used in operating activities	(994,559)	(767,107)

Cash flows used in investing activities:
Additions to equipment	(93,166)	(18,392)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of financing costs	1,771,151	—
Proceeds from issuance of common stock and exercise of stock options and warrants	11,420	242,636
Proceeds from issuance of notes payable, net of original issue discount	1,363,635	2,420,000
Payments on notes payable	(198,833)	(1,002,358)
Payments on capital lease obligations	(24,049)	(61,383)

Net cash provided by financing activities	2,923,324	1,598,895

Net increase in cash and cash equivalents	1,835,599	813,396

Impact of exchange rate changes on cash	930	(385)

Cash and cash equivalents at beginning of year	1,281,965	468,954

Cash and cash equivalents at end of year	$3,118,494	$1,281,965
Supplemental cash flow disclosures:
Cash paid for interest	$182,104	$244,356
Noncash investing and financing activities –
Equipment acquired under capital leases	$—	$45,400
Issuance of stock for debt	348,003	$221,274
Placement warrants issued in connection with debt financing	$360,969	$390,661
Conversion of redeemable common stock to note payable	$250,000	$—
Dividends on convertible preferred stock	$2,280,000	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(1)       Summary of Significant Accounting Policies

(a)                     Business and Basis of Presentation

Corgenix (formerly known as REAADS Medical Products) develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology.  The Company markets its products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors and private label (OEM) agreements.  The Company’s corporate offices and manufacturing facility are located in Westminster, Colorado.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited (“Corgenix UK”).  Corgenix UK was established as a United Kingdom company during 1996 to market the Company’s products in Europe.  Transactions are generally denominated in US dollars.

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

(e)                      Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to customers.

(f)                        Inventories

Inventories are recorded at the lower of cost or market, using the first-in, first-out method.  A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary.  No such provision was recorded as of and for the two years ended June 30, 2006.  Components of inventories as of June 30, are as follows:

	2006	2005
Raw materials	$294,820	$318,957
Work-in-process	582,091	530,106
Finished goods	758,638	366,724
	$1,635,549	$1,215,787

(g)                     Equipment and Software

Equipment and software are recorded at cost.  Equipment under capital leases is recorded initially at the present value of the minimum lease payments. No equipment was acquired under capital leases in 2006. Equipment acquired under capital leases amounted to $45,400 in 2005. Depreciation and amortization expense, which totaled $108,474 and $203,350 for the years ended June 30, 2006 and 2005, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to the Company’s web site development, which were amortized over three years, beginning in October 2002.

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

(i)                        Advertising Costs

Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $57,801 and $50,681 in fiscal 2006 and 2005, respectively.

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

(l)        Research and Development

Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred.  Research and development expense for the years ended June 30, 2006 and 2005 totaled $574,021 and $612,898 respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2006 and 2005 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues were $62,934 and $75,321 for the years ended June 30, 2006 and 2005, respectively.  Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated as follows:

	2006	2005
Net loss attributable to common shareholders as reported	$(3,866,412)	$(647,377)
Deduct total stock-based employee compensation expense determined under fair-value method for all awards, net of tax	(120,162)	(43,958)
Pro forma net loss	$(3,986,574)	$(691,335)
Net loss per share, basic and diluted as reported	$(0.41)	$(0.12)
Net loss per share, basic and diluted pro forma	$(0.42)	$(0.12)

Fair value was determined using the Black Scholes option – pricing model with the following assumptions: no expected dividends, volatility of 111.5% to 159.9% in fiscal 2006 (159.9% in fiscal 2005), risk-free interest rate of 3.30 % to 4.39%in fiscal 2006 (3.30% in fiscal 2005) and expected lives of five to seven years in both fiscal 2006 and 2005.

The weighted average fair value per option of the 220,000 options granted during the year ended June 30, 2006 was $0.406. 640,000 stock options were granted during the year ended June 30, 2005.

(o)                     Earnings Per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.  Stock options to purchase 220,000 shares were granted in fiscal 2006. Stock options to purchase 640,000 shares were granted in fiscal 2005. Options and warrants to purchase common stock totaling 32,923,526 and 20,453,580 shares for fiscal years 2006 and 2005 respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	2006	2005

Net loss attributable to common stockholders	$(3,866,412)	$(647,377)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	8,172,435	5,321,319
Weighted average common equivalent shares issued during year	1,310,124	215,923

Weighted average common shares – basic and diluted	9,482,559	5,537,242

Net loss per share – basic and diluted	$(.41)	$(.12)

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

(q)                     Foreign Currency Transactions

The accounts of the Company’s foreign subsidiary are generally measured using the local currency as the functional currency.  For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expense accounts are translated at average monthly exchange rates. Adjustments resulting from such translation are accumulated in other comprehensive income as a separate component of stockholders’ equity.

(r)                 Liquidity

The Company’s future capital requirements will depend on a number of factors, including the ability to complete new equity or debt financing, the possible redemption of common stock, the profitability or lack thereof, the rate at which it grows its business and its investment in proprietary research activities, the ability of its current and future strategic partners to fund outside research and development activities, its success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity.  The Company’s principal sources of liquidity have been cash raised from the private sale of secured convertible term notes and the sale of redeemable common and common stock, convertible preferred stock, a Bridge Note, and long- term debt financing.   The Company announced in January 2005, the engagement of Ascendiant Securities for investment banking services. Ascendiant, together with Burnham Securities, arranged the financing the financing that closed on May 19, 2005, which is described in detail herein. In connection with this financing, the Company refinanced approximately $970,000 of debt, including loans from Vectra Bank, SBA and Genesis Bioventures. In addition, on December, 28, 2005 the Company completed two separate private placement financings with certain institutional and other accredited investors. The first financing was a private placement to Barron Partners, L.P., or Barron, a New York based private partnership, consisting of two million shares of Series A Convertible Preferred Stock. These shares were sold at $1.00 per share for gross proceeds of $2,000,000.The second financing was a private placement financing with certain institutional investors that had previously invested in the Company in May 2005, including Truk International Fund, LP, Truk Opportunity Fund, LLC and CAMOFI Master LDC (f/k/a DCOFI Master LDC), representing net proceeds to the Company of $1,363,382. The Company believes that its current availability of cash, working capital, future proceeds from the issuance of common stock and debt financing and expected cash flows from operations resulting from, if necessary, further expense reductions, will be adequate to meet its ongoing needs for at least the next twelve months.  At June 30, 2006, cash on hand amounted to $3,118,494 compared to $1,281,965 at June 30, 2005.  This estimate of the Company’s future capital requirements is a forward-looking statement that is based on assumptions that involve varying risks and uncertainties. Actual results may differ significantly from the Company’s estimates. There are no assurances the Company would be able to make required payments under certain of its agreements described above if they become due.

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

SFAS No. 156 Disclosure, “Accounting for Servicing of Financial Assets-An Amendment to FASB Statement No. 140” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. SFAS 156 is effective for the Company January 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

FASB Interpretation No. 48 Disclosure, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company January 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

(2)                     Notes Payable

Notes payable consist of the following at June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005
Secured, amortizing convertible term note payable to institutional investors, net of discount of $527,425, with interest at the greater of 12% or prime plus 3% (12% as of June 30, 2006), interest only from June 1, 2005 through October 1, 2005 and then due in monthly installments of $55,667 plus interest through May 19, 2008, collateralized by commercial security agreements and a partial guaranty by an officer of the company. See discussion of terms below.	$695,740	$451,892

Secured, amortizing convertible term note payable to institutional investors, net of discount of $1,034,813, with interest at the greater of 12% or prime plus 3% (12% as of June 30, 2006), interest only from December 28, 2005 through June1, 2006 and then due in monthly installments of $50,000 plus interest through December 28, 2008, collateralized by commercial security agreements. See discussion of terms below	415,187	—

Secured, non-amortizing convertible term note payable to institutional investors, with interest at the greater of 12% or prime plus 3% (12% as of June 30, 2006), interest only payments commencing June 1, 2005 until May 19, 2008, collaterialized by commercial security agreements. See discussion of terms below.	500,000	500,000

Secured, restricted, non-amortizing convertible term note payable to institutional investors, with interest at prime (8.25% at June 30, 2006), interest only payments commencing June 1, 2005 until the earlier of May 19, 2008 or the date the proceeds to the company are no longer restricted, collateralized by commercial security agreements. See discussion of terms below.	250,000	250,000

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (10.25% at June 30, 2006) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008.	200,000	—

	2,060,927	1,201,892
Current portion, net of current portion of discount	(770,151)	(221,176)
Notes payable, excluding current portion	$1,290,776	980,716

The convertible notes payable restrict the payment of dividends on the Company’s common stock.

On May 19, 2005, we entered into a series of agreements with Truk Opportunity Fund, LLC, a Delaware limited liability company, Truk International Fund, LP, a Cayman Islands company, and DCOFI Master LDC, a Cayman Islands company, which has subsequently changed its name to CAMOFI Master LDC, a Cayman Islands company (together, the “Debt Investors”), pursuant to which we issued secured convertible term notes in the aggregate principal amount of $2,420,000 due May 19, 2008, together with 6,840,000 common stock purchase warrants. In this financing, $250,000 is held in a restricted cash account.  However, that amount will be released if the Company’s common stock trades a minimum daily value of $25,000 at an average closing price per share of $0.40 or greater for 22 consecutive trading days.  We also entered into a registration rights agreement whereby, among other things, we agreed to file a registration statement, with the SEC, to register the resale of the shares of common stock that we will issue upon exercise of the warrants held by the Debt Investors and upon conversion of their notes. We agreed to keep the registration statement effective until the date when all of the shares registered hereunder are sold or the date on which the shares registered hereunder can be sold without registration and without restriction as to the number of shares that may be sold. The notes are convertible into shares of our common stock at a conversion rate of $0.30 per share and the exercise price of the warrants is $0.23 per share, each subject to adjustments as specified in the applicable agreements. The warrants may be exercised until May 19, 2012. The estimated relative fair value of the warrants upon issuance of the convertible notes payable was calculated as $935,482 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, volatility of 159.9%, risk-free interest rate of 3.30% and an expected life of seven years. The gross proceeds of the secured convertible term notes of $2,420,000 were allocated $1,484,518 to notes payable and $935,482 to the related warrants. The market value of the Company’s common stock was in excess of the effective conversion price after allocation, resulting in a beneficial conversion feature (discount) of $370,816. As required by Accounting Principles Board Opinion 14, “Accounting for

Convertible Debt and Debt Issued with Stock Purchase Warrants”, Emerging Issues Task Force Bulletins 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios” and 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the portion of the proceeds equal to the total discount attributed to both the warrants and the beneficial conversion feature was credited to additional paid in capital. The convertible debt was recorded net of the $1,306,298 total discount, which is being accreted to interest expense over the 36-month term of the notes payable.

On June 7, 2005, the Company and former preferred stockholders, including three executive officers of the Company, agreed in principal to a transaction whereby the Company issued 885,090 shares of the Company’s common stock (“Shares”) and 885,090 warrants to acquire additional shares of common stock (“Warrants”) in full satisfaction of all amounts owed by the Company to them pursuant to the terms of their respective promissory notes.

The second convertible debt financing, also completed on December 28, 2005, was a private placement financing with certain institutional investors that had previously invested in the Company, including Truk International Fund, LP, Truk Opportunity Fund, LLC and CAMOFI Master LDC (f/k/a DCOFI Master LDC), representing net proceeds to the Company of $1,363,635. This financing was made pursuant to the exercise of an additional investment right by such institutional investors that was granted to them pursuant to a financing on substantially similar terms completed on May 19, 2005.

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

The Company evaluated the embedded conversion features in both the Series A Preferred Stock and the Secured Convertible Term Notes and concluded that the feature does not require classification as a derivative instrument because the features would be classified in equity if they were freestanding instruments in accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, and, therefore, meet the scope exception found in SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  The Company also evaluated the warrants and concluded that the warrants also meet the scope exception found in SFAS 133 and, therefore, are appropriately classified in equity. Finally, the Company evaluated the freestanding registration rights agreements and concluded that they do meet the definition of a derivative instrument under SFAS 133.  The fair value of these derivative liabilities are immaterial based on a probability-weighted, discounted cash flow evaluation of its terms.  In Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, the EITF has been deliberating the appropriate accounting treatment when a registration rights agreement exists, but has not yet reached a consensus.  Once a consensus is reached by the EITF, it is possible that the transition based on that consensus may have a material effect on the Company’s financial statements.

Aggregate maturities of notes payable by year, as of June 30, 2006, are as follows:

Years ending June 30:
2007	$1,376,505
2008	1,986,660
2009	260,000
Less unaccreted discount on convertible notes	(1,562,238)
Net maturities	$2,060,927

(3)                     Equity

(a)               Employee Stock Purchase Plan

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation.  The plan is registered under Section 423 of the Internal Revenue Code of 1986.  Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter.  No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock.  A total of 200,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the plan.  In fiscal 2006 30,509 shares were issued under the plan. In fiscal 2005 16,145 shares were issued under the plan.

Compensation expense recognized for the 15% discount on shares purchased under this plan amounted to $1,697 and $1,329 in fiscal 2006 and 2005, respectively.

(b)               Incentive Stock Option Plan

In October 1999 and July 2000 the Company reserved a total of 200,000 shares of its common stock for an incentive stock option plan (Plan) for employees, directors and consultants.  Options are granted at the discretion of the board of directors with an exercise price equal to or greater than the market value of the Company’s common stock on the grant date.  At the December 2002 annual stockholders meeting, the Company and its stockholders adopted the Amended and Restated 1999 Incentive Stock Plan whereby 800,000 shares of Corgenix common stock were reserved for issuance under this plan. In April 2005, the Company’s Board of Directors approved the 2005 Incentive Compensation Plan whereby 1,500,000 shares of Corgenix common stock were reserved for issuance under this plan. The 2005 plan was adopted by the stockholders at its December 2005 annual stockholders meeting.

Detail of stock option activity for the two-year period ended June 30, 2006 is as follows:

	Number of shares	Range of exercise prices	Weighted average exercise price

Outstanding at July 1, 2004	448,300	$0.001-3.28	$0.509
Granted at market price	—	—	—
Granted at greater than market price	640,000	0.30	0.30
Granted at lower than market price	—	—	—
Exercised	(11,000)	0.001	0.001
Canceled	—	—	—

Outstanding at June 30, 2005	1,077,300		$0.406
Granted at market price	220,000	0.30-0.46	0.406
Granted at greater than market price	—	—	—
Granted at lower than market price	—	—	—
Exercised	(10,000)	0.45	0.45
Canceled	(25,000)	0.30	0.30

Outstanding at June 30, 2006	1,262,300		0.404

Options exercisable at June 30, 2006	798,300		0.445

The following table summarizes information about stock options issued to employees and directors that are outstanding at June 30, 2006:

Outstanding options				Exercisable options
Range of exercise price	Number	Weighted average remaining contractual life (months)	Weighted average exercise price	Number	Weighted average exercise price

$0.001	15,000	39.9	0.001	15,000	$0.001

0.625 – 1.375	94,100	24.2	0.84	94,100	0.84
0.30-0.45	1,149,600	63.5	0.34	685,600	0.38
3.28	3,600	8.0	3.28	3,600	3.28

	1,262,300	59.74	$0.38	798,300	$0.445

As of June 30, 2006, there were also 31,876,226 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.23 to $1.25 per share with a weighted average exercise price of $.38 per share. Of these warrants, 20,457,140 were issued in fiscal 2006 and 11,013,013 were issued in fiscal 2005.. Fair value was determined using the Black Scholes option – pricing model with the following assumptions: no expected dividends, volatility of 111.5% to 159.9% in fiscal 2006 (159.9% in fiscal 2005), risk-free interest rate of 3.30 % to 4.39% in fiscal 2006 (3.30% in fiscal 2005) and expected lives of seven years in fiscal 2006 and 2005.

(c)                Preferred Stock

On December 28, 2005 the Company issued to Barron Partners, L.P., or Barron, a New York based private partnership, two million shares of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock were sold at $1.00 per share for gross proceeds of $2,000,000.  Each share of preferred stock is convertible initially into 2.8571428571 shares of the Company’s common stock. In addition, Corgenix issued warrants to Barron to acquire up to an additional 15,000,000 shares of Corgenix common stock, of which 5,000,000 are exercisable at $0.40 per share, 5,000,000 are exercisable at $0.50, and 5,000,000 are exercisable at $0.60. The warrants are exercisable for five years from the date of issuance.

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

A special meeting of the shareholders of the Company was held on March 24, 2006 to vote upon an amendment to the articles of incorporation increasing the number of authorized shares of Common Stock from 40 million to 100 million (the “Share Increase Amendment”).  The Share Increase Amendment was adopted by the Company’s shareholders at the special meeting.  As a result, the $2,000,000 plus accrued interest was released to the Company, and the preferred stock certificates were issued from escrow to Barron. In addition, because the Share Increase Amendment was adopted and approved by the Company’s shareholders, the Company has reserved and keeps available shares of common stock for the purpose of enabling the Company to issue the shares of common stock underlying the preferred stock and warrants issued to Barron.

As previously disclosed, the Company has been and plans to continue to use the net proceeds, after transaction fees and expenses, for key strategic initiatives, working capital and other general corporate purposes.

Corgenix granted to Barron the right to participate in any subsequent financings by the Company on a pro rata basis at one hundred percent (100%) of the offering price; provided that any such right to participate shall be effective if and only if the right of first refusal in favor of the Company’s current convertible debt investors has not been exercised.

Now that the funds in escrow have been released to the Company due to shareholder approval of the Share Increase Amendment, the agreements with Barron state that if the Company’s EBITDA for the audited fiscal year ended June 30, 2006, as calculated based upon the audited financial statements filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission, is less than $1,150,000, then the Company must issue to Barron such number of additional shares of preferred stock equal to 2,000,000 multiplied by the percentage by which EBITDA is less than $1,150,000, expressed as a positive number; provided that in no event will the number of additional shares of preferred stock issued due to this EBITDA adjustment exceed 14% of the number of shares of Preferred Stock originally issued to Barron, or 280,000 shares. For example if EBITDA is $920,000 (20% decline) then the Company would issue to the Investor an additional 14% (i.e., 280,000) shares of preferred stock; provided that at the time Barron continues to hold all 2,000,000 shares of preferred stock originally issue on the Closing.  EBITDA is defined in the Preferred Stock Purchase Agreement as net income of the Company, before interest, taxes, depreciation, amortization and one time charges, including, but not limited to, loss on the extinguishment of debt.  EBITDA for the fiscal year ended June 30, 2006 was $443,591, therefore we must issue 280,000 shares of preferred stock within 5 business days after this annual report is filed with the SEC. The preferred shares have been recorded as a dividend as of June 30, 2006.

The Company agreed that a majority of the members of the board of directors, and a majority of the compensation and audit committees, would be qualified independent directors, as defined by the NASD, within 90 days after December 28, 2005. As of March 30, 2006, these requirements have been fulfilled.

(4)                     Commitments and Contingencies

(a)                     Leases

The Company is obligated under various noncancellable operating and capital leases primarily for its operating facilities and certain office equipment.  The leases generally require the Company to pay related insurance costs, maintenance costs and taxes.  Rent expense on operating leases is reflected on a straight-line basis over the lease term. Future minimum lease payments under noncancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2006, are as follows:

	Capital	Operating
	Leases	Leases
Years ending June 30:
2007	$19,382	243,570
2008	5,328	360,299
2009	—	385,292
2010	—	389,173
2011	—	398,987
Thereafter	—	477,653
Total future minimum lease Payments	24,710	$2,254,974

Less amounts representing interest	(3,635)
Present value of minimum capital lease payments	21,075
Less current portion	(15,945)
Capital lease obligations less current portion	$5,130

Rent expense totaled $271,915 and $248,880 for the years ended June 30, 2006 and 2005, respectively.

(b)                     Employment Agreements

The Company has employment agreements with five key employees, all of whom are also stockholders.  In addition to salary and benefit provisions, these agreements include defined commitments by the Company should the employees terminate their employment with or without cause.

(c)                      Redeemable Common Stock and Warrants

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company’s common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration.  The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions:  no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2005). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company’s equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company’s Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents.  MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act.  MBL also received standard piggyback registration rights along with certain demand registration rights.

On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan.  In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (6% as of June 30, 2005) plus two percent with payments commencing before September 1, 2005.  The shares being exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of June 30, 2006, 52,816 redeemable shares have been returned to the Company under this agreement The remaining 440,141 shares will be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008.  Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

(5)                     Income Taxes

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	2006	2005
Computed expected tax benefit	$(580,000)	(203,860)
Reduction (increase) in income taxes resulting from:
Permanent differences	475,000	257,051
Impact of foreign loss not deductible in the United States	—	—
Change in valuation allowance	192,000	314,300
Section 382 Limitation Freeup	(92,000)	(169,600)
Other	5,000	(197,891)
	$—	—

Deferred tax assets related to the Company’s operations are comprised of the following at June 30, 2006.

Deferred tax assets (liabilities):
Current-
Salary and vacation related accruals	$59,000
Bad debt allowance	11,000
Section 263A inventory capitalization	16,000
Non-Current-
Tax effect of net operating loss carryforward and R & D credit carryforward	1,500,000
Long-lived assets	(13,000)
Net deferred tax assets	1,573,000
Less valuation allowance	(1,573,000)

Net deferred tax assets	—

At June 30, 2006, the Company has a net operating loss carry forward for income tax purposes of approximately $2,900,000 expiring during the period from 2013 to 2026.  Research and experimentation tax credit carry forwards approximate $430,000.The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

A valuation allowance in the amount of the deferred tax asset has been recorded due to management’s determination that it is not more likely than not that the tax assets will be utilized.

(6)                     Related Party Transactions

On May 22, 1998 and March 1, 1999, three executive officers loaned the Company a total of $57,225 which has been in default for a considerable time period. As previously mentioned, on June 7, 2005, the Company and three executive officers of the Company agreed in principal to a transaction whereby the Company issued shares of the Company’s common stock (“Shares”) and warrants to acquire additional shares of common stock (“Warrants”) in exchange for the respective executive officer’s agreement to accept the Shares and Warrants in full satisfaction of all amounts owed by the Company to them pursuant to the terms of their respective promissory notes.  The Shares and Warrants exchanged for the debt owing to the executive officers were as follows:

Executive Officer	Principal and Interest Owed to Officer	Shares Exchanged	Warrants Exchanged
Dr. Luis R. Lopez	$42,269	169,076	169,074

Douglass T. Simpson	$17,159	68,636	68,636

Taryn G. Reynolds	$139,929	559,716	559,714

(7)                     Concentration of Credit Risk

The Company’s customers are principally located in the United States, although there are a few significant foreign customers. The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require collateral for receivables.The Company’s largest customer, a company headquartered in the United States, represented approximately 5.2% and 3.9% of sales in the years ended June 30, 2006 and 2005, respectively, and approximately .8% and 3.7% of accounts receivable at June 30, 2006 and 2005, respectively.

(8)                     Reportable Segments

The Company has two segments of business, North American and international operations.  North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales. The following table sets forth selected financial data for these segments for the years ended June 30, 2006 and 2005.

	Year ended June 30, 2006
	North America	International	Total

Net sales – external customers	$5,958,442	1,688,280	7,646,722
Net sales – intercompany	(1,010,943)	—	(1,010,943)
Total net sales	$4,947,499	1,688,280	6,635,779

Depreciation and amortization	$105,390	3,084	108,474

Interest expense	$1,987,926	3,940	1,991,866

Net income (loss)	$(2,171,721)	585,309	(1,586,412)
Segment assets	$7,625,303	588,313	8,213,616

	Year ended June 30, 2005
	North America	International	Total
Net sales – external customers	$4,986,472	1,498,010	6,484,482
Net sales – intercompany	(919,647)	—	(919,647)
Total net sales	$4,066,825	1,498,010	5,564,835

Depreciation and amortization	$201,075	2,275	203,350

Interest expense	$465,802	4,429	470,231

Net income (loss)	$(1,064,199)	481,741	(582,458)
Segment assets	4,553,888	438,606	4,992,494

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

September 29, 2006

By:	/s/ William H. Critchfield	By:	/s/ Douglass T
William H. Critchfield		Douglas
Senior Vice President and Chief		President and Chief Executive Officer
Financial Officer

		By:	/s/ Luis R. Lopez
Luis R. Lopez
Chief Medical Officer and Chairman of the Board

		By:	/s/ Robert Tutag
Robert Tutag
Director

		By:	/s/ Charles H. Scoggin
Charles H. Scoggin
Director

		By:	/s/ Larry G. Rau
Larry G. Rau
Director

		By:	/s/ Dennis Walcewski
Dennis Walcewski
Director