Form 10QSB
period 2006-09-30
CORGENIX MEDICAL CORP/CO
filed 2006-11-14
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-24541

CORGENIX MEDICAL CORPORATION

(Name of Small Business Issuer in its Charter)

Nevada	93-1223466
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11575 Main Street, Number 400, Broomfield, CO 80020

(Address of principal executive offices, including zip code)

(303) 457-4345

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of  Common Stock outstanding was 12,127,026 as of  November 14, 2006.

Transitional Small Business Disclosure Format.     Yes ☐   No ☒

CORGENIX MEDICAL CORPORATION

September 30, 2006

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,075,902	$3,118,494
Accounts receivable, less allowance for doubtful accounts of $13,097	1,454,722	1,362,768
Inventories	1,991,958	1,635,549
Prepaid expenses	107,712	64,596
Total current assets	5,630,294	6,181,407
Equipment:
Capitalized software costs	122,855	122,855
Machinery and laboratory equipment	802,318	671,495
Furniture, fixtures, leaseholds & office equipment	1,744,933	585,399
	2,670,106	1,379,749
Accumulated depreciation and amortization	(525,636)	(1,113,131)
Net equipment	2,144,470	266,618
Intangible assets:
License	27,848	27,848
	27,848	27,848
Other assets:
Deferred acquisition costs	75,030	—
Deferred financing costs net of amortization of $604,271 and $469,065	1,012,358	1,147,563
Restricted cash	249,997	250,000
Due from officer	12,000	12,000
Other assets	283,855	328,180
Total assets	$9,435,852	$8,213,616
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$849,156	$770,151
Current portion of capital lease obligations	176,083	15,945
Accounts payable	540,159	511,397
Accrued payroll and related liabilities	354,216	270,542
Accrued interest	40,856	43,914
Accrued liabilities	1,554,678	364,348
Total current liabilities	3,515,148	1,976,297
Notes payable, net of discount, less current portion	1,210,845	1,290,776
Capital lease obligations, less current portion	393,811	5,130
Total liabilities	5,119,804	3,272,203
Redeemable common stock, $0.001 par value. 774,650 shares issued and outstanding, aggregate redemption value of $420,000, and $450,000 net of unaccreted discount and issue costs of $0 (note 5)	250,000	250,000

Stockholders’ equity:
Convertible Preferred stock, $0.001 par value. Liquidation preference of $700,000 and $700,000. Authorized 5,000,000 shares, Issued and outstanding 2,000,000 and 2,000,000 on September 30 and June 30, respectively	2,000,000	2,000,000
Common stock, $0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 11,318,291 and 10,723,205 on September 30 and June 30, respectively	10,517	9,895
Additional paid-in capital	12,276,243	12,060,729
Accumulated deficit	(10,210,759)	(9,367,556)
Accumulated other comprehensive income	(9,953)	(11,655)
Total stockholders’ equity	4,066,048	4,691,413
Total liabilities and stockholders’ equity	$9,435,852	$8,213,616

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Net sales	$1,694,112	$1,634,953
Cost of sales	645,109	581,866

Gross profit	1,049,003	1,053,087

Operating expenses:
Selling and marketing	487,986	380,712
Research and development	232,687	128,510
General and administrative	596,300	330,103

	1,316,973	839,325

Operating income (loss)	(267,970)	213,762

Other income (expense):
Other income	41,370	—
Interest expense	(616,603)	(337,870)

Net loss before income taxes	(843,203)	(124,108)
Income taxes	—	—
Net loss	(843,203)	(124,108)

Net loss	$(843,203)	$(124,108)

Net loss per common share, basic and diluted	$(0.08)	$(0.01)

Weighted average shares outstanding, basic and diluted	11,125,859	8,379,052

Net loss	$(843,203)	$(124,108)

Other comprehensive loss–foreign currency translation gain (loss)	1,702	(312)

Total comprehensive loss	$(841,501)	$(124,420)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the three months ended September 30, 2006

(Unaudited)

	Preferred Stock, Number of Shares	Preferred Stock, $0.001 par	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at June 30, 2006	2,000,000	$2,000,000	10,723,205	$9,895	$12,060,729	$(9,367,556)	$(11,655)	$4,691,413

Issuance of common stock for services			100,587	101	19,387			19,488
Issuance of common stock in exchange for debt			520,907	521	155,752			156,273
Compensation expense recorded as a result of stock options issued					40,375			40,375
Cancellation of redeemable stock upon note paydown			(26,408)
Foreign currency translation							1,702	1,702
Net loss						(843,203)		(843,203)

Balance at September 30, 2006	2,000,000	$2,000,000	11,318,291	$10,517	$12,276,243	$(10,210,759)	$(9,953)	$4,066,048

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(843,203)	$(124,108)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	77,406	47,389
Accretion of discount on note payable	336,075	188,686
Common stock issued for services	19,488	11,401
Common stock issued for interest	37,554	80,134
Compensation expense recorded for stock options issued	40,375
Amortization of deferred financing costs	135,206
Changes in operating assets and liabilities:
Accounts receivable, net	(79,334)	(88,154)
Inventories	(355,320)	(42,388)
Prepaid expenses and other assets, net	(72,434)	(14,605)
Accounts payable	13,805	(150,378)
Accrued payroll and related liabilities	102,086	1,182
Accrued interest and other liabilities	(5,853)	(62,048)

Net cash provided (used) in operating activities	(594,149)	(152,889)

Cash flows used in investing activities:
Additions to equipment	(192,733)	(16,710)

Cash flows from financing activities:
Proceeds upon exercise of warrants	—	6,900
Payments on notes payable	(218,282)	(5,000)
Payments on capital lease obligations	(40,297)	(8,049)

Net cash used in financing activities	(258,579)	(6,149)

Net decrease in cash and cash equivalents	(1,045,461)	(175,748)

Impact of exchange rate changes on cash	2,869	(3,050)

Cash and cash equivalents at beginning of period	3,118,494	1,281,965
Cash and cash equivalents at end of period	$2,075,902	$1,103,167

Supplemental cash flow disclosures:	$119,479	$76,283
Cash paid for interest
Noncash investing and financing activities-
Equipment acquired under capital leases	$589,116	$—
Issuance of stock for debt	$118,719	$—
Conversion of redeemable common stock to note payable	$180,000	$250,000

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

Recent Developments

The December 28, 2005 Convertible Preferred financing agreements with Barron Partners, L.P., or Barron, stated that if the Company’s EBITDA for the audited fiscal year ended June 30, 2006, as calculated based upon the audited financial statements filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission, was less than $1,150,000, then the Company must issue to Barron such number of additional shares of preferred stock equal to 2,000,000 multiplied by the percentage by which EBITDA is less than $1,150,000, expressed as a positive number; provided that in no event will the number of additional shares of preferred stock issued due to this EBITDA adjustment exceed 14% of the number of shares of Preferred Stock originally issued to Barron, or 280,000 shares. For example if EBITDA was $920,000 (20% decline) then the Company would issue to the Investor an additional 14% (i.e., 280,000) shares of preferred stock; provided that at the time Barron continues to hold all 2,000,000 shares of preferred stock originally issue on the Closing.  EBITDA is defined in the Preferred Stock Purchase Agreement as net income of the Company, before interest, taxes, depreciation, amortization and one time charges, including, but not limited to, loss on the extinguishment of debt.  EBITDA for the fiscal year ended June 30, 2006 was $443,591, therefore, on October 4, 2006, the Company issued 280,000 additional shares of preferred stock to Barron .

Our Business

Introduction

Our business includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We sell 51 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. We have developed and we manufacture most of our products at our Colorado facility, and we purchase what we refer to as OM Products from other healthcare manufacturers for resale by us.  All of these products are used in clinical laboratories for the diagnosis and/or monitoring of three important areas of health care:

•                  Autoimmune disease (diseases in which an individual creates antibodies to one’s self, for example systemic lupus erythematosus (“SLE”) and rheumatoid arthritis (“RA”));

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

2.             EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.  Stock options to purchase 220,000 shares were granted in fiscal 2006. Stock options to purchase 860,000 shares were granted during the quarter ended September 30, 2006. Options and warrants to purchase common stock totaling 33,998,526 and 12,481,386 shares as of September 30, 2006 and 2005, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended September 30, 2006	3 Months ended September 30, 2005

Net loss attributable to common stockholders	$(843,203)	$(124,108)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	10,723,205	8,172,435
Weighted average common equivalent shares issued during year	402,654	206,617

Weighted average common shares – basic and diluted	11,125,859	8,379,052

Net loss per share – basic and diluted	$(0.08)	$(0.01)

3.             INCOME TAXES

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

4.             SEGMENT INFORMATION

The Company has two segments of business: North American and Interational operations.  North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales.  The following table sets forth selected financial data for these segments for the three-month periods ended September 30, 2006 and 2005.

		Three Months Ended September 30
		North America	International	Total
Net sales	2006	$1,245,518	$389,435	$1,694,112
	2005	$1,233,867	$401,086	$1,634,953

Net income (loss)	2006	$(968,639)	$125,436	$(843,203)
	2005	$(287,983)	$163,875	$(124,108)

Depreciation and	2006	$76,302	$1,104	$77,406
amortization	2005	$46,954	$435	$47,389

Interest expense, net	2006	$616,078	$525	$616,603
	2005	$335,990	$1,880	$337,870

Segment assets September 30,	2006	$8,928,236	$507,616	$9,435,852
June 30,	2006	$7,625,303	$588,313	$8,213,616

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

On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan.  In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (6% as of June 30, 2005) plus two percent with payments commencing before September 1, 2005.  The shares being exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of September 30, 2006, 79,224 redeemable shares have been returned to the Company under this agreement. The remaining 413,733 shares will be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008.  Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

6.              STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment”(“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provision so SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended September 30, 2006 of $40,375 charged to general and administrative expenses. This expense increased basic and diluted loss per share by less than $0.01 for the quarter, compared to reported basic and diluted loss per share of $0.08. The Company did not recognize a tax benefit from the stock compensation expense because the Company consideres more than likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant  are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over recent periods equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over recent periods for the expected option term. The expected option term was calculated using the “simplified”method permitted by SAB 107.

Pro-Forma Stock Compensation Expense for the Quarterly Period Ended September 30, 2005

For the quarterly period ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted to employees during the quarterly period ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts :

Three Months
Ended
September 30,
2005

Net loss attributable to common shareholders as reported	$(124,108)
Deduct total stock-based employee compensation expense determined under fair-value method for all awards, net of tax	$(16,977)
Pro forma net loss	$(141,085)
Net loss per share, basic and diluted as reported	$(0.01)
Net loss per share, basic and diluted pro forma	$(0.02)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly period ended September 30, 2005 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of  SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options as of the Quarterly Period Ended September 30, 2006

The Company’s Amended and Restated 1999 Incentive Stock Plan and the 2006 Incentive Compensation Plan (the “Plan”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by the Company’s Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of  Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

The following table summarizes stock options outstanding and changes during the quarterly period ended September 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinstic Value
Options outstanding at June 30, 2006	1,262,300	0.404	59.74
Granted	860,000	0.38	83.0
Exercised	—	—	—
Cancelled or forfeited	—	—	—
Options outstanding at September 30, 2006	2,122,300	0.394	67.38	$792,592
Options exercisable at September 30, 2006	806,633	0.445	49.62	$336,339

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended September 30, 2006, was zero as no options were exercised. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the quarter.

Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

Outstanding options				Exercisable options
Range of exercise price	Number	Weighted average remaining contractual life (months)	Weighted average exercise price	Number	Weighted average exercise price

$0.001	15,000	39.9	0.001	15,000	$0.001

0.625 – 1.375	94,100	24.2	0.84	94,100	0.84
0.30-0.46	2,009,600	71.9	0.37	693,933	0.38
3.28	3,600	8.0	3.28	3,600	3.28

	2,122,300	67.4	$0.39	806,633	$0.44

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $437,787 which is expected to be recognized over a weighted average period of approximately 28.6 months.

The weighted average per share fair value of stock options granted during the quarterly periods ending September 30, 2006 and 2005 was $0.38 and $0.30, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2006	2005
Volatility	111.5%	159.9%
Expected option term	7 years	7 years
Risk-free interest rate	4.39%	3.30%
Expected dividend yield	0%	0%

In addition to the stock options discussed above, the Company recognized share-basis compensation expense related to Restricted Stock awards, of $3,333 for the three months ended September 30, 2006. No such share-based compensation expense was recognized for the quarter ended September 30, 2005. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the quarter ended September 30,2 006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at July 1, 2006	100,000	$0.40
Granted	0	—
Non-vested at September 30, 2006	100,000	$0.40

7.              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

FAS 157 “Fair Value Measurements”. In September, 2006, the FASB issued Statement No. 157 “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

8.              NOTES PAYABLE

Notes payable consist of the following at September 30, 2006 and June 30, 2005:

	September 30, 2006	June 30, 2006
Secured, amortizing convertible term note payable to institutional investors, net of discount of $395,278, with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.75% as of September 30, 2006), interest only from June 1, 2005 through October 1, 2005 and then due in monthly installments of $55,667 plus interest through May 19, 2008, collateralized by commercial security agreements and a partial guaranty by an officer of the company	$660,886	$695,740

Secured, amortizing convertible term note payable to institutional investors, net of discount of $830,885, with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.75% as of September 30, 2006), interest only from December 28, 2005 through June1, 2006 and then due in monthly installments of $50,000 plus interest through December 28, 2008, collateralized by commercial security agreements	469,115	415,187

Secured, non-amortizing convertible term note payable to institutional investors, with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.75% as of September 30, 2006), interest only payments commencing June 1, 2005 until May 19, 2008, collaterialized by commercial security agreements	500,000	500,000

Secured, restricted, non-amortizing convertible term note payable to institutional investors, with interest at prime (8.25% at September 30, 2006), interest only payments commencing June 1, 2005 until the earlier of May 19, 2008 or the date the proceeds to the company are no longer restricted, collateralized by commercial security agreements	250,000	250,000

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (10.25% at June 30, 2006) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	180,000	200,000

	2,060,001	2,060,927
Current portion, net of current portion of discount	(849,156)	(770,151)
Notes payable, excluding current portion	$1,210,845	$1,290,776

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

SFAS No. 156 Disclosure, “Accounting for Servicing of Financial Assets-An Amendment to FASB Statement No. 140”. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. SFAS 156 is effective for the Company January 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

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

FAS 157 “Fair Value Measurements”. In September, 2006, the FASB issued Statement No. 157 “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

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

The Company disclosed in Note 1 to its consolidated financial statements included in the Form 10-KSB those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than the Company’s compliance with the new accounting requirements of SFAS No. 123(R), as described below, there have been no material changes to or application of the accounting policies previously identified and described in the Form 10-KSB.

Prior to July 1, 2006, the Company accounted for stock option awards granted under the Company’s Incentive Compensation Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to July 1, 2006 as all stock option awards granted to employees had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings (loss) per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)”) using the modified prospective transition method. See Note 2 for further detail on the impact of  SFAS 123(R) to the Company’s consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2006 compared to 2005

Net sales. Net sales for the quarter ended September 30, 2006 were $1,694,112, a 3.6% increase from  $1,634,953 in the first quarter of fiscal 2005. North American sales increased 0.9% while sales to international distributors decreased 2.9% from year to year.  A significant reason for the small size of the increase in sales for the quarter was related to the relocation into new facilities both in the United States and the UK with the resultant manufacturing, shipping and receiving shut-down during the first half of July 2006. With respect to the Company’s major product lines, Phospholipids kit sales increased 17.2% for the quarter, Coagulation kit sales decreased  6.8%, HA kit sales decreased 23.8%, whereas Autoimmune kit sales increased 20.0%. Additionally, OEM/contract manufacturing revenues decreased 5.3%.   Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2007.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 38.1% for the quarter ended September 30, 2006 from 35.6% in 2005 primarily due to product mix reduction from higher gross margin products in addition to higher direct labor  and material costs.

Selling and marketing.  For the quarter ended September 30, 2006, selling and marketing expenses increased 28.2% to $487,986 from $380,712 in 2005. The increase was due to increases in consulting fees, labor-related expenses, travel-related expenses, rent and office supplies.

Research and development. Research and development expenses increased 81.1% to $232,687 for the quarter ended September 30, 2006 from $128,510 in 2005.  This increase involved increases in labor-related costs, consulting, clinical studies, conventions and seminars, rent, product testing and travel-related expenses. The Company’s accelerated efforts in the development of their HA, Aspirin Effectiveness and AtherOx products in addition to their submission of their applications to the FDA were the primary reasons for the significantly increased expenses in this area.

General and administrative. For the quarter ended September 30, 2006, general and administrative expenses increased $266,197 or 80.6% to $596,300 from $330,103 in 2005. This increase was attributable to increases in labor-related expenses, bank charges, outside services, sales and use taxes, kitchen and office supplies.

Interest expense. Interest expense increased 82.5% to $616,603 for the quarter ended September 30, 2006 from $337,870 in 2005 due primarily to the amortization of deferred financing costs and discount on the notes payable as a result of the recently completed private debt placement.

Liquidity and Capital Resources

Cash used in operating activities was $594,149 for the current fiscal quarter compared to cash used in operating activities of $152,889 during the prior year’s first fiscal quarter.  The increase in cash used in operations resulted primarily from the larger net loss for the current quarter in addition to increases in inventories and accounts receivable, prepaid expenses and other assets. The substantial increase in inventories from year to year was primarily due to increases in overhead as a result of the move to a considerably larger facility, plus increases in direct labor costs, purchases of raw materials and freight charges. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

Net cash used by investing activities, the purchase of equipment, was $192,733 in the quarter compared to $16,710 for the prior year’s same quarter. The increase was mainly attributable to increased spending on laboratory, refrigeration and manufacturing equipment in addition to data processing equipment.

Net cash used by financing activities amounted to $258,579 during the recent quarter compared to $6,149 in the prior fiscal year. This increase in cash used versus the comparable prior year was primarily due to increased cash payments on notes payable and capital lease obligations.

Historically, we have financed our operations primarily through long-term debt and the sales of common, redeemable common and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable increased 6.7% to $1,454,722 from $969,458 in 2005 primarily as a result of sales increases in addition to a slight slowdown in collections during the period.

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

Off -Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

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

We have incurred operating losses and negative cash flow from operations for most of our history.  Losses incurred since our inception have aggregated $10,222,759 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Assuming no significant changes from our budget, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months.  If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations.  If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all.  Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

CORGENIX MEDICAL CORPORATION

PART II

Other Information

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

a.               Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

(b)           Reports on Form 8-K.

1.               Form 8-K filed October 3, 2006 Results of Operation and Financial Condition.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

November 14, 2006	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)