Form 10QSB
period 2006-12-31
CORGENIX MEDICAL CORP/CO
filed 2007-02-14
CIK 1063665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares of Common Stock outstanding was 13,333,516 as of February 14, 2007.

Transitional Small Business Disclosure Format. Yes ☐  No ☒

CORGENIX MEDICAL CORPORATION

December 31, 2006

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,352,951	$3,118,494
Accounts receivable, less allowance for doubtful accounts of $44,097	1,367,475	1,362,768
Inventories	2,187,212	1,635,549
Prepaid expenses	131,743	64,596
Total current assets	5,039,381	6,181,407
Equipment:
Capitalized software costs	252,077	122,855
Machinery and laboratory equipment	757,233	671,495
Furniture, fixtures, leaseholds & office equipment	1,763,876	585,399
	2,773,186	1,379,749
Accumulated depreciation and amortization	(605,682)	(1,113,131)
Net equipment	2,167,504	266,618
Intangible assets:
License	29,515	27,848
	29,515	27,848
Other assets:
Deferred financing costs net of amortization of $720,025 and $469,065	896,603	1,147,563
Restricted cash	—	250,000
Due from officer	12,000	12,000
Other assets	506,578	328,180
Total assets	$8,651,581	$8,213,616
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$153,001	$770,151
Current portion of capital lease obligations	195,246	15,945
Accounts payable	739,025	511,397
Accrued payroll and related liabilities	283,745	270,542
Accrued interest	41,731	43,914
Accrued liabilities	218,975	364,348
Total current liabilities	1,631,723	1,976,297
Notes payable, net of discount, less current portion	1,662,512	1,290,776
Capital lease obligations, less current portion	456,535	5,130
Deferred facility lease payable, excluding current portion	1,098,043	—
Total liabilities	4,848,813	3,272,203
Redeemable common stock, $0.001 par value. 774,650 shares issued and outstanding, aggregate redemption value of $420,000, and $450,000 net of unaccreted discount and issue costs of $0 (note 5)	250,000	250,000

Stockholders’ equity:
Convertible Preferred stock, $0.001 par value. Liquidation preference of $700,000 and $700,000. Authorized 5,000,000 shares, Issued and outstanding 2,088,725 and 2,000,000 on December 31 and June 30, respectively	2,088,725	2,000,000
Common stock, $0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 12,140,618 and 10,723,205 on December 31 and June 30, respectively	11,366	9,895
Additional paid-in capital	12,578,816	12,060,729
Accumulated deficit	(11,118,880)	(9,367,556)
Accumulated other comprehensive income	(7,259)	(11,655)
Total stockholders’ equity	3,552,768	4,691,413
Total liabilities and stockholders’ equity	$8,651,581	$8,213,616

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	(Unaudited)		(Unaudited)
Net sales	$1,684,811	$1,580,883	$3,378,923	$3,215,836
Cost of sales	671,799	577,592	1,316,908	1,159,458

Gross profit	1,013,012	1,003,291	2,062,015	2,056,378

Operating expenses:
Selling and marketing	577,752	365,714	1,065,738	746,426
Research and development	173,120	153,246	405,807	281,756
General and administrative	697,179	400,412	1,293,479	730,515
Total expenses	1,448,051	919,372	2,765,024	1,758,697

Operating income (loss)	(435,039)	83,919	(703,009)	297,681

Other income (expense)
Other income, net	17,902	7,276	59,272	14,476
Interest expense	(490,984)	(351,722)	(1,107,587)	(696,792)

Net loss	(908,121)	(260,527)	(1,751,324)	(384,635)

Net loss per share, basic and diluted	$(0.08)	(0.03)	(0.15)	(0.04)

Weighted average shares outstanding, basic and diluted (note 2)	11,959,592	9,023,495	11,542,725	8,701,274

Net loss	$(908,121)	(260,527)	(1,751,324)	(384,635)

Other comprehensive loss-foreign currency translation gain (loss)	2,694	(1,123)	4,396	(1,435)

Total comprehensive loss	$(905,427)	(261,650)	(1,746,928)	(386,070)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity
For the six months ended December 31, 2006
(Unaudited)

	Preferred Stock, Number of Shares	Preferred Stock, $0.001 par	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at June 30, 2006	2,000,000	$2,000,000	10,723,205	$9,895	$12,060,729	$(9,367,556)	$(11,655)	$4,691,413

In-kind dividend	280,000	280,000	—	—	—	—	—	280,000
Conversion of preferred stock into common stock	(191,275)	(191,275)	546,500	547	190,728	—	—	—
Issuance of common stock for services	—	—	180,587	181	33,464	—	—	33,645
Issuance of common stock in exchange for debt and interest	—	—	743,142	743	222,201	—	—	222,944
Compensation expense recorded as a result of stock options issued	—	—	—	—	71,694	—	—	71,694
Cancellation of redeemable stock upon note pay down	—	—	(52,816)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	4,396	4,396
Net loss	—	—	—	—	—	(1,751,324)	—	(1,751,324)

Balance at December 31, 2006	2,088,725	$2,088,725	12,140,618	$11,366	$12,578,816	$(11,118,880)	$(7,259)	$3,552,768

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	December 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,751,324)	$(384,635)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation and amortization	170,132	71,869
Accretion of discount on note payable	582,921	382,796
Gain on disposal of equipment	(6,729)	—
Common stock issued for services	33,645	59,710
Common stock issued for interest	52,156	45,982
Compensation expense recorded for stock options issued	71,694	—
Amortization of deferred financing costs	250,960	161,934
Changes in operating assets and liabilities:
Accounts receivable, net	26,032	(206,315)
Inventories	(548,770)	(145,539)
Prepaid expenses and other assets, net	(243,402)	(241,371)
Accounts payable	190,286	(199,318)
Accrued payroll and related liabilities	31,594	20,515
Accrued interest and other liabilities	35,904	(47,937)
Net cash (used) in operating activities	(1,104,901)	(482,309)

Cash flows used in investing activities:
Procceds from disposal of equipment	43,051	—
Additions to equipment	(214,974)	(28,867)
Net cash used in investing activities	(171,923)	(28,867)
Cash flows provided (used) in financing activities:
Proceeds from issuance of preferred stock.	—	2,000,000
Proceeds from exercise of stock options.	—	4,500
Proceeds upon exercise of warrants.	—	6,900
Proceeds from issuance of notes payable, net of original discount	—	1,363,635
Payments on notes payable	(407,547)	(20,000)
Proceeds from preferred stock deposited in escrow	—	(2,000,000)
Payments on capital lease obligations	(87,632)	(13,332)

Net cash provided (used) in financing activities	(495,179)	1,341,703

Net increase (decrease) in cash and cash equivalents	(1,772,003)	830,527

Impact of exchange rate changes on cash	6,460	(4,213)

Cash and cash equivalents at beginning of period	3,118,494	1,281,966
Cash and cash equivalents at end of period	$1,352,951	$2,108,280

Supplemental cash flow disclosures:
Cash paid for interest	$232,385	$84,241
Noncash investing and financing activities:
Equipment acquired under capital leases	$718,338	$—
Issuance of stock for debt	$170,788	$112,834
Placement warrants issued in connection with financings	$—	$360,969
Conversion of redeemable common stock to note payable	$—	$250,000
Restricted cash pay-off of non-amortizing restricted debt	$250,000	$—
Preferred Stock issued in kind for dividend	$280,000	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Company Overview

Corgenix Medical Corporation, which we refer to as Corgenix or the Company, is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. We currently sell 51 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. In the United States and the United Kingdom, we sell directly to these customers. Elsewhere in the world, we primarily sell to independent distributors that in turn sell to the laboratories. We also sell our products to other diagnostic companies under their labels, which are then distributed worldwide.

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

•                  Corgenix (UK) Ltd, incorporated in the United Kingdom in 1996 (formerly REAADS Bio-Medical Products (UK) Limited) and located in Peterborough, England. Corgenix UK manages our international sales and marketing activities except for distribution in North America, which is the responsibility of Corgenix, Inc. We continue to use the REAADS trademark and trade name in the sale of products that we manufacture. In addition to sales of the Company’s 51 products, Corgenix UK also sells viral products to research laboratories in the UK.

Recent Developments

The December 28, 2005 Convertible Preferred financing agreements with Barron Partners, L.P., or Barron, stated that if the Company’s EBITDA for the audited fiscal year ended June 30, 2006, as calculated based upon the audited financial statements filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission, was less than $1,150,000, then the Company must issue to Barron such number of additional shares of preferred stock equal to 2,000,000 multiplied by the percentage by which EBITDA is less than $1,150,000, expressed as a positive number; provided that in no event will the number of additional shares of preferred stock issued due to this EBITDA adjustment exceed 14% of the number of shares of Preferred Stock originally issued to Barron, or 280,000 shares. For example if EBITDA was $920,000 (20% decline) then the Company would issue to the Investor an additional 14% (i.e., 280,000) shares of preferred stock; provided that at the time Barron continues to hold all 2,000,000 shares of preferred stock originally issue on the Closing. EBITDA is defined in the Preferred Stock Purchase Agreement as net income of the Company, before interest, taxes, depreciation, amortization and one time charges, including, but not limited to, loss on the extinguishment of debt. EBITDA for the fiscal year ended June 30, 2006 was $443,591, therefore, on October 4, 2006, the Company issued 280,000 additional shares of preferred stock to Barron.

On November 30, 2006, the Company executed an agreement to defer the minimum monthly principal payment amounts due on the secured convertible term notes related to the May 19, 2005 and December 28, 2005 financings. The agreement postpones all principal payments otherwise due under each note beginning December 1, 2006 and ending December 1, 2007, at which time the remaining principal will be amortized over the subsequent twenty-four-month period. As consideration for this deferral, the Company paid the note holders a total of $250,000, drawn entirely from a restricted account established at the closing of the May 2005 financing. This agreement and the amendments to the notes will allow the Company to defer payment of $1,268,000 in principal payments over the next twelve months.

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

•                  Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion); and

•                  Liver diseases (fibrosis and cirrhosis).

In addition to our current products, we are actively developing new laboratory tests in other important diagnostic testing areas. We manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as Instrumentation Laboratories, Helena Laboratories and Diagnostic Grifols, S.A.

Most of our products are based on our patented and proprietary application of Enzyme Linked ImmunoSorbent Assay, or ELISA, technology, a clinical testing methodology commonly used worldwide. Most of our current products are based on this platform technology in a delivery format convenient for clinical testing laboratories. The delivery format, which is referred to as “Microplate,” alws the testing of up to 96 samples per plate, and is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories. The availability and broad acceptance of ELISA Microplate products reduces entry barriers worldwide for our new products that employ this technology and delivery format. Our products are sold as “test kits” that include all of the materials required to perform the test, except for routine laboratory chemicals and instrumentation. A test using ELISA technology involves a series of reagent additions into the Microplate, triggering a complex immunological reaction in which a resulting color occurs. The amount of color developed in the final step of the test is directly proportional to the amount of the specific marker being tested for in the patient or unknown sample. The amount of color is measured and the results calculated using routine laboratory instrumentation. Our technology specifies a process by which biological materials are attached to the fixed surface of a diagnostic test platform. Products developed using this unique attachment method typically demonstrate a more uniform and stable molecular configuration, providing a longer average shelf life, increased accuracy and superior specificity than the products of our competitors.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The results of operations for the six months ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at December 31, 2006 and the results of operations and its cash flows for the six months ended December 31, 2006 and 2005.

2.                                      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Stock options to purchase 220,000 shares were granted in fiscal 2006. No stock options to purchase shares were granted during the quarter ended December 31, 2006. Stock options to purchase 860,000 shares were granted during the six months ended December 31, 2006. Options and warrants to purchase common stock totaling 34,085,426 and 33,221,103 shares as of December 31, 2006 and 2005, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended December 31, 2006	3 Months ended December 31, 2005	6 Months ended December 31, 2006	6 Months ended December 31, 2005

Net loss attributable to common stockholders	$(908,121)	$(260,527)	$(1,751,324)	$(384,635)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	11,318,291	8,587,390	10,723,205	8,172,435
Weighted average common equivalent shares issued during the period	641,301	436,105	819,520	528,839

Weighted average common shares – basic and diluted	11,959,592	9,023,495	11,542,725	8,701,274

Net loss per share – basic and diluted	$(0.08)	$(0.05)	$(0.15)	$(0.05)

3.                                      INCOME TAXES

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

4.                                      SEGMENT INFORMATION

The Company has two segments of business: North American and International operations. North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales. The following table sets forth selected financial data for these segments for the three-and six-month periods ended December 31, 2006 and 2005.

		Three Months Ended December 31,			Six Months Ended December 31,
		Domestic	International	Total	Domestic	International	Total

Net sales	2006	$1,188,375	496,436	1,684,811	2,481,401	897,522	3,378,923
	2005	$1,150,686	430,197	1,580,883	2,396,204	819,632	3,215,836

Net income(loss)	2006	$(1,049,929)	141,808	(908,121)	(2,020,530)	269,206	(1,751,324)
	2005	$(426,117)	165,590	(260,527)	(713,874)	329,239	(384,635)

Depreciation and	2006	$91,598	1,128	92,726	167,900	2,232	170,132
Amortization	2005	$23,443	1,037	24,480	70,397	1,472	71,869

Interest expense, net	2006	$(490,094)	(890)	(490,984)	(1,106172)	(1,415)	(1,107,587)
	2005	$(350,729)	(993)	(351,722)	(693,919)	(2,873)	(696,792)

Segment assets	2006	$8,057,666	593,915	8,651,581	8,057,666	593,915	8,651,581
June 30,	2006	$7,625,303	588,313	8,213,616	7,625,303	588,313	8,213,616

5.                                      REDEEMABLE COMMON STOCK

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company’s common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with their wholly owned subsidiary RhiGene, Inc. (“Rhigene”) is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrants upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2005). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company’s equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company’s Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141 of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (8.25% as of December 31, 2006) plus two percent. The shares being exchanged for the promissory note are returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of December 31, 2006, 105,632 redeemable shares have been returned to the Company under this agreement. The remaining 440,141 shares will be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

6.                                      STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly and six-month periods ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of

July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provision so SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly and six-month periods ended December 31, 2006 of $40,375 and $71,694 charged to general and administrative expenses. This expense increased basic and diluted loss per share by less than $0.01 for the quarter and six-month period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers more than likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over recent periods equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over recent periods for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

Pro-Forma Stock Compensation Expense for the Quarterly and Six-Month Periods Ended December 31, 2005

For the quarterly and six-month periods ended December 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted to employees during the quarterly and six-month periods ended December 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts :

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2005	2005

Net loss available to common shareholders as reported	$(260,527)	$(384,635)
Deduct total stock-based employee compensation expense determined under fair-value method for all awards, net of tax	(16,977)	$(33,954)
Pro forma net loss available to common shareholders	(277,504)	$(418,589)
Net loss per share, basic and diluted as reported	$(0.03)	$(0.03)
Net loss per share, basic and diluted pro forma	$(0.03)	$(0.05)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly and six-month period ended December 31, 2005 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options as of the Six-Month Period Ended December 31, 2006

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

The following table summarizes stock options outstanding and changes during the six-month period ended December 31, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2006	1,262,300	0.40	59.74
Granted	860,000	0.38	80.0
Exercised	—	—	—
Cancelled or forfeited	—	—	—
Options outstanding at December 31, 2006	2,122,300	0.39	64.38	$—
Options exercisable at December 31, 2006	806,633	0.43	46.79	$—

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six month period ended December 31, 2006, was zero as no options were exercised. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the quarter.

Stock options outstanding and currently exercisable at December 31, 2006 are as follows:

Outstanding options				Exercisable options
Range of exercise price	Number	Weighted average remaining contractual life (months)	Weighted average exercise price	Number	Weighted average exercise price

$0.001	15,000	36.9	0.001	15,000	$0.001

0.625 – 1.375	94,100	21.2	0.84	94,100	0.84
0.30-0.46	2,009,600	68.9	0.37	693,933	0.38
3.28	3,600	5.0	3.28	3,600	3.28

	2,122,300	66.4	$0.39	806,633	$0.43

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2006 was approximately $437,787 which is expected to be recognized over a weighted average period of approximately 25.6 months.

The weighted average per share fair value of stock options granted during the six-month periods ending December 31, 2006 and 2005 was $0.38 and $0.30, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended December 31,
	2006	2005
Volatility	111.5%	159.9%
Expected option term	7 years	7 years
Risk-free interest rate	4.39%	3.30%
Expected dividend yield	0%	0%

In addition to the stock options discussed above, the Company recognized share-basis compensation expense related to Restricted Stock awards, of $3,333 and $6,666 for the three and six months ended December 31, 2006. No such share-based compensation expense was recognized for the quarter and six months ended December 31, 2005. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the six months ended December 31, 2006:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at July 1, 2006	100,000	$0.40
Granted	0	—
Non-vested at December 31, 2006	100,000	$0.40

7.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAS 155 Disclosure. In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to elimininate the prohibition on a qualifying special-purpose entity from holding a derivative financial instruments that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

SFAS No. 156 Disclosure, “Accounting for Servicing of Financial Assets-An Amendment to FASB Statement No. 140” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

FASB Interpretation No. 48 Disclosure, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company as of July 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

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

SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” ( SFAS 158). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending June 30, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the fiscal year ending June 30, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

8.                                      NOTES PAYABLE

Notes payable consist of the following at December 31, 2006 and June 30, 2006:

	December 31, 2006	June 30, 2006
Secured, amortizing convertible term note payable to institutional investors, net of discount of $304,312, with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.75% as of December 31, 2006), interest only from June 1, 2005 through October 1, 2005 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $39,430.56 plus interest from December 1, 2007 through November 1, 2009, collateralized by commercial security agreements and a partial guaranty by an officer of the company	$640,518	$695,740

Secured, amortizing convertible term note payable to institutional investors, net of discount of $675,005 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.75% as of December 31, 2006), interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $50,000 plus interest through November 1, 2009, collateralized by commercial security agreements	524,995	415,187

Secured, non-amortizing convertible term note payable to institutional investors, with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.75% as of December 31, 2006), interest only payments commencing June 1, 2005 until May 19, 2008, collateralized by commercial security agreements	500,000	500,000

Secured, restricted, non-amortizing convertible term note payable to institutional investors, under its original terms with interest at prime, interest only payments commencing June 1, 2005 until the earlier of May 19, 2008 or the date the proceeds to the company are no longer restricted, collateralized by commercial security agreements. As a result of the note modification dated November 30, 2006, referred to above, this note was deemed paid in full	—	250,000

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (10.25% at December 31, 2006) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	150,000	200,000

	1,815,513	2,060,927
Current portion, net of current portion of discount	(153,001)	(770,151)
Notes payable, excluding current portion	$1,662,512	$1,290,776

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

Recently Issued Accounting Pronouncements

FAS 155 Disclosure. In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to elimininate the prohibition on a qualifying special-purpose entity from holding a derivative financial instruments that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

SFAS No. 156 Disclosure, “Accounting for Servicing of Financial Assets-An Amendment to FASB Statement No. 140”. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment to

FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

FASB Interpretation No. 48 Disclosure, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company as of July 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

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

SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending June 30, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the fiscal year ending June 30, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

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

Prior to July 1, 2006, the Company accounted for stock option awards granted under the Company’s Incentive Compensation Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to July 1, 2006 as all stock option awards granted to employees had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings (loss) per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to

Consolidated Financial Statements. Stock-based compensation related to non-employees was accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

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

Results of Operations

Three Months Ended December 31, 2006compared to 2005

Net sales. Net sales for the quarter ended December 31, 2006 were $1,684,811 a 6.6% increase from $1,580,883 in the first quarter of fiscal 2006. North American sales increased 3.3% while sales to international distributors increased 15.4% from year to year. With respect to the Company’s major product lines, Phospholipids kit sales decreased 6.6% for the quarter, Coagulation kit sales increased 8.6%, HA kit sales increased 16.3%, whereas Autoimmune kit sales decreased 36.7%. Additionally, OEM/contract manufacturing revenues increased 85.1%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2007.

Cost of sales. Cost of sales, as a percentage of sales, increased to 39.9% for the quarter ended December 31, 2006 from 36.1% in 2005 primarily due to product mix reduction from higher gross margin products in addition to higher direct labor and material costs.

Selling and marketing. For the quarter ended December 31, 2006, selling and marketing expenses increased 58.0% to $577,752 from $365,714 in 2005. The increase was due to increases in consulting fees and outsider services, labor-related expenses, business promotion and trade show expenditures, travel-related expenses, rent and office supplies.

Research and development. Research and development expenses increased 13.0% to $173,120 for the quarter ended December 31, 2006 from $153,246 in 2005. This increase involved increases in labor-related costs, clinical studies, conventions and seminars, rent, and product testing expenses. The Company’s accelerated efforts in the development of their HA, Aspirin Effectiveness and AtherOx products in addition to their submission of their applications to the FDA were the primary reasons for the significantly increased expenses in this area.

General and administrative. For the quarter ended December 31, 2006, general and administrative expenses increased $296,767 or 74.1% to $697,179 from $400,412 in 2005. This increase was attributable to increases in labor-related expenses, aborted licensing costs, merger-related expenses, bank charges, consulting and outside services, sales and use taxes, and office supplies.

Interest expense. Interest expense increased 39.6% to $490,984 for the quarter ended December 31, 2006 from $351,722 in 2005 due primarily to the amortization of deferred financing costs and discount on the notes payable as a result of the recently completed private debt placement.

Six Months Ended December 31, 2006compared to 2005

Net sales. Net sales for the six months ended December 31, 2006 were $3,378,923 a 5.1% increase from $3,215,836 in the first six months of fiscal 2006. North American sales increased 3.6% while sales to international distributors decreased 9.5% from year to year. One of the reasons for the small size of the increase in sales for the six month period was related to the relocation into new facilities both in the United States and the UK with the resultant manufacturing, shipping and receiving shut-down during the majority of July 2006. With respect to the Company’s major product lines, Phospholipids kit sales increased 4.8% for the period, Coagulation kit sales increased less than 1%, HA kit sales decreased 4.4%, whereas Autoimmune kit sales decreased 18.5%. Additionally, OEM/contract manufacturing revenues increased 21.2%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2007.

Cost of sales. Cost of sales, as a percentage of sales, increased to 39.0% for the six ended December 31, 2006 from 36.1% in 2005 primarily due to product mix reduction from higher gross margin products in addition to higher direct labor and material costs.

Selling and marketing. For the six months ended December 31, 2006, selling and marketing expenses increased 42.8% to $1,065,738 from $746,426 in 2005. The increase was due to increases in consulting fees and outsider services, labor-related expenses, business promotion and trade show expenditures, travel-related expenses, rent and office supplies.

Research and development. Research and development expenses increased 44.0% to $405,807 for the six months ended December 31, 2006 from $281,756 in 2005. This increase involved increases in labor-related costs, clinical studies, conventions and seminars, rent, and product testing expenses. The Company’s accelerated efforts in the development of their HA, Aspirin Effectiveness and AtherOx products in addition to their submission of their applications to the FDA were the primary reasons for the significantly increased expenses in this area.

General and administrative. For the six months ended December 31, 2006, general and administrative expenses increased $562,964 or 77.1% to $1,293,479 from $730,515 in 2005. This increase was attributable to increases in labor-related expenses, aborted licensing costs, merger-related expenses, bank charges, consulting and outside services, sales and use taxes, and office supplies.

Interest expense. Interest expense increased 59.0% to $1,107,587 for the six months ended December 31, 2006 from $682,316 in 2005 due primarily to the amortization of deferred financing costs and discount on the notes payable as a result of the recently completed private debt placement.

Liquidity and Capital Resources

Cash used in operating activities was $1,104,901 for the current fiscal six months compared to cash used in operating activities of $482,309 during the prior year’s first fiscal six months. The increase in cash used in operations resulted primarily from the larger net loss for the current period in addition to increases in inventories and accounts receivable, prepaid expenses and other assets. The substantial increase in inventories from year to year was primarily due to increases in overhead as a result of the move to a considerably larger facility, plus increases in direct labor costs, purchases of raw materials and freight charges. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

Net cash used by investing activities, the purchase of equipment, was $171,923 in the six-month period compared to $28,867 for the prior year’s same six-month period. The increase was mainly attributable to increased spending on laboratory, refrigeration and manufacturing equipment in addition to data processing equipment.

Net cash used by financing activities amounted to $495,179 during the recent six months compared to $1,341,703 provided by financing activities the prior fiscal year. This decrease in cash used versus the comparable prior year was primarily due to increased cash payments on notes payable and capital lease obligations.

Historically, we have financed our operations primarily through long-term debt and the sales of common, redeemable common and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 26.8% to $1,367,475 from $1,078,262 as of December 31, 2005 primarily as a result of sales increases in addition to a slight slowdown in collections during the period.

Our future capital requirements will depend on a number of factors, including the ability to complete new equity or debt financing, the possible redemption of common stock, our profitability or lack thereof, the rate at which we grow our business and our investment in proprietary research activities, the ability of our current and future strategic partners to fund outside research and development activities, our success in increasing sales of both existing and new products and collaborations, expenses associated with unforeseen litigation, regulatory changes, competition, technological developments, general economic conditions and potential future merger and acquisition activity. Our principal sources of liquidity have been cash raised from the private sale of secured convertible term notes and the sale of redeemable common, common and preferred stock, and long-term bank debt financing. We believe that our current availability of cash, working capital, proceeds from the issuance of preferred or common stock and/or debt financing and expected cash flows from operations, taking into consideration the increased sales volume and reduction in operating expeses which the Company forecasts for the second half of fiscal 2007 along with the recently executed 12-month deferral of principal payments on the Company’s convertible debt, will be adequate to meet our ongoing needs for at least the next twelve months.

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

The term of the Lease (the “Term”) is seven years and five months commencing on the Commencement Date July 6, 2006 withtenant options to extend the Term for up to two periods of five years each. We have a one time right of first refusal to lease contiguous remises.

The initial base lease rate payable on the 25,600 square foot portion of the premises is $0.00 per square foot, plus estimated operating expenses of $1.61 per square foot.

The base lease rate payable on the 25,600 square foot portion of the premises increases to $4.00 per square foot on January 28, 2007, plus amortization of tenant improvements of $5.24 per square foot, plus estimated operating expenses of $1.61 per square foot. The base lease rate on the 25,600 square foot portion of the premises increases to $5.64 per square foot on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus the amortization of tenant improvements of $5.24 per square foot, and estimated operating expenses of $1.61 per square foot.

The initial base lease rate payable on the 6,400 square foot portion of the premises is $0.00 per square foot, plus estimated operating expenses of $1.61 per square foot. The base lease rate on the 6,400 square foot portion of the premises increases to $3.00 per square foot commencing on August 28, 2007, and increases to $3.09 on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus estimated operating expenses of $1.61 per square foot.

Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the whole (32,000 sf) of the premises is initially $1.61 per square foot, then increases to approximately $9.00 per square foot on January 28, 2007, then increases to approximately $9.60 per square foot on August 28 2007, then increases to approximately $10.93 per square foot on January 28, 2008, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $13.18 per square foot during the final year of the initial Term.

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

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $11,118,880 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant changes from our budget, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

As a manufacturer of medical devices for marketing in the United States, we are required to adhere to applicable regulations setting forth detailed good manufacturing practice requirements, which include testing, control and documentation requirements. We must also comply with Medical Device Report (MDR) requirements, which require that a manufacturer reports to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. We are also subject to routine inspection by the FDA for compliance with Quality System Regulations requirements, MDR requirements and other applicable regulations. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. We may incur significant costs to comply with laws and regulations in the future, which would decrease our net income or increase our net loss and thus have a potentially material adverse effect upon our business, financial conditions and results of operations.

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

We have entered into distribution agreements with collaborative partners in which we have granted distribution rights for certain of our products to these partners within specific international geographic areas. Pursuant to these agreements, our collaborative partners have certain responsibilities for market development, promotion, and sales of the products. If any of these partners fails to perform its contractual obligations or terminates its agreement, this could reduce our sales and cash flow and thus have a potentially material adverse effect on our business, financial condition and results of operations.

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

CORGENIX MEDICAL CORPORATION

PART II

Other Information

Item 1.        Legal Proceedings

On January 4, 2007 the Company filed a complaint in the United States District Court for the District of Colorado against Biosafe Laboratories, Inc., a corporation organized and existing under the laws of the State of Illinois. The complaint states, among other things, that Corgenix and Biosafe are parties to a non-binding Letter of Intent dated September 12, 2006 (the “LOI”), under which the companies explored the possibility of a licensing arrangement between them for the sale of some of Biosafe’s products. Upon execution of this non-binding LOI, Corgenix paid to Biosafe a deposit of $250,000. The LOI specifically required Biosafe to refund $225,000 of that deposit to Corgenix in the event that a binding agreement was not reached between the parties (the “Refundable Deposit”). A binding agreement was never reached between the two companies and even though Biosafe was obligated to refund the Refundable Deposit to Corgenix and demand was made by Corgenix for said Refundable Deposit, Biosafe refused to return the Refundable Deposit. Corgenix has brought suit against Biosafe, and seeks relief in the form of, but not limited to, the refund of the Refundable Deposit, in addition to all damages sustained.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

None

Item 5.        Other Information

None

Item 6.        Exhibits and Reports on Form 8-K.

a.               Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit
10.1

Amendment Concerning Secured Convertible Term Notes (including Amendment No. 1 to each Secured Convertible Term Note) filed as Exhibit 10 to the Company’s Form 8-K filed December 5, 2006 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(b)                                  Reports on Form 8-K.

1.               Form 8-K filed November 15, 2006 Results of Operation and Financial Condition.

2.               Form 8-K filed December 5, 2006 Entry into a Material Definitive Agreement and Creation of a Direct Obligation under an Off-Balance Sheet Arrangement of a Registrant

3.               Form 8-K filed January 4, 2007 Other Events

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

February 14, 2007	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ William H. Critchfield
William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)