Form 10QSB
period 2007-03-31
CORGENIX MEDICAL CORP/CO
filed 2007-05-15
CIK 1063665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding was 13,587,801 as of  May 15, 2007.

Transitional Small Business Disclosure Format.     Yes ☐   No ☒

CORGENIX MEDICAL CORPORATION
May 31, 2007

PART I
Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,251,764	$3,118,494
Accounts receivable, less allowance for doubtful accounts of $94,097 and $13,097	1,136,320	1,362,768
Inventories	2,388,059	1,635,549
Prepaid expenses	93,290	64,596
Total current assets	4,869,433	6,181,407
Equipment:
Capitalized software costs	255,617	122,855
Machinery and laboratory equipment	762,401	671,495
Furniture, fixtures, leaseholds & office equipment	1,771,455	585,399
	2,789,473	1,379,749
Accumulated depreciation and amortization	(700,577)	(1,113,131)
Net equipment	2,088,896	266,618
Intangible assets:
License	332,838	27,848
	332,838	27,848
Other assets:
Deferred financing costs net of amortization of $796,877 and $469,065	819,752	1,147,563
Restricted cash	—	250,000
Due from officer	12,000	12,000
Other assets	515,737	328,180
Total assets	$8,638,656	$8,213,616
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$319,163	$770,151
Current portion of capital lease obligations	194,047	15,945
Accounts payable	967,215	511,397
Accrued payroll and related liabilities	286,566	270,542
Accrued interest	34,592	43,914
Accrued liabilities	237,185	364,348
Total current liabilities	2,038,768	1,976,297
Notes payable, net of discount, less current portion	1,595,122	1,290,776
Capital lease obligations, less current portion	409,278	5,130
Deferred facility lease payable, excluding current portion	1,056,150	—
Total liabilities	5,099,318	3,272,203
Redeemable common stock, $0.001 par value. 774,650 shares issued and outstanding, aggregate redemption value of $420,000, and $450,000 net of unaccreted discount and issue costs of $0 (note 5)	250,000	250,000

Shareholders’ equity:
Convertible Preferred stock, $0.001 par value. Liquidation preference of $700,000 and $700,000. Authorized 5,000,000 shares, Issued and outstanding 1,652,725 and 2,000,000 on March 31 and June 30, respectively	1,652,725	2,000,000
Common stock, $0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 13,577,801 and 10,723,205 on March 31 and June 30, respectively	12,856	9,895
Additional paid-in capital	13,078,424	12,060,729
Accumulated deficit	(11,448,250)	(9,367,556)
Accumulated other comprehensive income	(6,417)	(11,655)
Total shareholders’ equity	3,289,338	4,691,413
Total liabilities and shareholders’ equity	$8,638,656	$8,213,616

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(Unaudited)		(Unaudited)
Net sales	$2,011,995	$1,634,446	$5,390,918	$4,850,282
Cost of sales	816,907	622,576	2,133,815	1,782,034

Gross profit	1,195,088	1,011,870	3,257,103	3,068,248

Operating expenses:
Selling and marketing	504,120	431,944	1,569,858	1,178,370
Research and development	180,254	208,624	586,061	490,380
General and administrative	548,137	412,826	1,841,616	1,143,341
Total expenses	1,232,511	1,053,394	3,997,535	2,812,091

Operating income (loss)	(37,423)	(41,524)	(740,432)	256,157

Other income (expense)
Other income, net	16,513	35,335	75,785	49,810
Interest expense	(308,460)	(650,664)	(1,416,047)	(1,347,455)

Net loss	(329,370)	(656,853)	(2,080,694)	(1,041,488)

Imputed dividends on Convertible
Preferred Stock	—	(2,000,000)	—	(2,000,000)

Net loss available to common
Shareholders	(329,370)	(2,656,853)	(2,080,694)	(3,041,488)

Net loss per share, basic and diluted	$(0.03)	(0.27)	(0.17)	(0.33)

Weighted average shares outstanding, Basic and diluted (note 2)	13,079,649	9,913,950	12,047,554	9,099,598

Net loss	$(329,370)	(656,853)	(2,080,694)	(1,041,488)

Other comprehensive loss-foreign currency translation gain (loss)	842	867	5,238	(568)

Total comprehensive loss	$(328,528)	(655,986)	(2,075,456)	(1,042,056)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity
For the nine months ended March 31, 2007
(Unaudited)

	Preferred Stock, Number of Shares	Preferred Stock, $0.001 par	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at June 30, 2006	2,000,000	$2,000,000	10,723,205	$9,895	$12,060,729	$(9,367,556)	$(11,655)	$4,691,413

In-kind dividend	280,000	280,000	—	—	—	—	—	280,000
Conversion of preferred stock into common stock	(627,275)	(627,275)	1,792,214	1,793	625,482	—	—	—
Issuance of common stock for services	—	—	210,587	211	39,842	—	—	40,053
Issuance of common stock for license	—	—	214,285	214	22,629	—	—	22,843
Issuance of common stock in exchange for debt and interest	—	—	743,142	743	222,201	—	—	222,944
Compensation expense recorded as a result of common stock and options issued	—	—	—	—	107,541	—	—	107,541
Cancellation of redeemable stock upon note pay down	—	—	(105,632)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	5,238	5,238
Net loss	—	—	—	—	—	(2,080,694)	—	(2,080,694)

Balance at March 31, 2007	1,652,725	$1,652,725	13,577,801	$12,856	$13,078,424	$(11,448,250)	$(6,417)	$3,289,338

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,080,694)	$(1,041,488)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation and amortization	264,972	91,515
Accretion of discount on note payable	711,693	780,256
Gain on disposal of equipment	(6,729)	—
Bad debt expense	50,000	64,000
Common stock issued for services	40,053	123,981
Common stock issued for interest	52,156	87,563
Compensation expense recorded for stock options issued	107,541	—
Amortization of deferred financing costs	327,812	295,432
Changes in operating assets and liabilities:
Accounts receivable	206,940	(284,257)
Inventories	(749,344)	(260,838)
Prepaid expenses and other assets, net	(494,688)	(514,654)
Accounts payable	417,790	(117,808)
Accrued payroll and related liabilities	34,422	41,626
Accrued interest and other liabilities	5,309	(23,385)
Net cash used in operating activities	(1,112,767)	(758,057)

Cash flows used in investing activities:
Procceds from disposal of equipment	43,051	—
Additions to equipment	(231,210)	(44,836)
Net cash used in investing activities	(188,159)	(44,836)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of preferred stock	—	1,771,151
Proceeds from exercise of stock options	—	4,500
Proceeds upon exercise of warrants	—	6,900
Proceeds from issuance of notes payable, net of original discount	—	1,363,635
Payments on notes payable	(437,547)	(35,000)
Payments on capital lease obligations	(136,088)	(18,705)
Net cash provided by (used in) financing activities	(573,635)	3,092,481

Net increase (decrease) in cash and cash equivalents	(1,874,561)	2,289,588

Impact of exchange rate changes on cash	7,831	(2,197)

Cash and cash equivalents at beginning of period	3,118,494	1,281,965
Cash and cash equivalents at end of period	$1,251,764	$3,569,356
Supplemental cash flow disclosures:
Cash paid for interest	$342,360	$145,400
Noncash investing and financing activities:
Equipment acquired under capital leases	$718,338	$—
Issuance of stock for debt	$170,788	$279,835
Issuance of stock for licence	$22,843	—
Placement warrants issued in connection with financings	$—	$360,969
Conversion of redeemable common stock to note payable	$—	$250,000
Imputed dividends on convertible preferred stock	$280,000	$2,000,000

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

On February 20, 2007 Biosafe disputed the above claims and filed a counterclaim against the Company, which states, among other things, that Corgenix failed to go forward with the execution of the binding agreement after the tems of said agreement were fully negotiated and drafted and that the required funding had been secured. It also claims that Corgenix failed to disclose, in a timely fashion, that it needed Board of Director approval prior to execution of the binding agreement, and overall did not deal with Biosafe in good faith and with fair dealing. Biosafe’s counterclaim claims damages of $1,000,000.

On March 12, 2007 the Company filed its reply to the above counterclaims denying the validity of all of the counter claims by Biosafe and again requesting that judgment be entered in its favor and that the Company be awarded its $225,000 deposit and any other costs.

Management believes that  there is little likelihood of the BioSafe counterclaim being successful and therefore no liability has been accrued.

On March 1, 2007, Corgenix Medical Corporation (the “Company”) executed a license agreement (the “Agreement”) with Creative Clinical Concepts (“CCC”).  The Agreement provides that CCC license to the Company certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, “Aspirin Effectiveness Technology,” or the “Licensed Products”).  The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term “AspirinWorks”® and related designs.

The Company believes that there is a present and growing need for non-invasive, simple and accurate confirmation of aspirin effectiveness and aspirin therapy, and that the Agreement will position the Company to provide products to meet this need.  Since 2004, Corgenix and CCC have been engaged in a collaborative partnership to develop, manufacture and market products for aspirin monitoring, including the AspirinWorks® Test Kit, a simple urine test that measures a person’s response to aspirin and allows physicians to determine the effect of aspirin therapy on an individual basis.  Under terms of the original license agreement, CCC and Corgenix had agreed to equally share expenses and revenues that resulted from the business.  Under the new Agreement, Corgenix will acquire the remaining 50 percent of the license to CCC’s aspirin resistance business, thereby owning 100 percent of the rights to CCC’s aspirin resistance business.

The Agreement requires CCC to provide the Company with a worldwide, perpetual license for the use of CCC’s Aspirin Effectiveness Technology.  Additionally, CCC will provide the Company with the names of contacts, customer lists, market information, competitive information and technology related to CCC’s already-developed market in Aspirin Effectiveness Technology.  The Agreement requires CCC to assist with the manufacture of products derived from the Aspirin Effectiveness Technology, and also provides the Company with a right of first refusal with regard to any new products developed by CCC for the purpose of measuring aspirin effectiveness and the use of thromboxane and prostacyclin metabolites to determine the effect of aspirin on platelets or endothelial cells.

The Company may use the Licensed Products in connection with any other asset or trademark.  The Company may also enter into sublicense agreements with any other entity for the rights, privileges and licenses granted to the Company under the Agreement.  The Company must seek CCC’s consent before entering any sublicense agreement, but CCC may not unreasonably withhold its consent so long as the sublicensee will use its commercially reasonable best efforts to market and sell the Licensed Products.  The Company must use its commercially reasonable best efforts to market and sell the Licensed Products.  To this end, within ninety days of the date the FDA grants clearance for the Licensed Products, and for five years thereafter, the Company must develop and maintain an interactive website dedicated to the Licensed Products.  CCC may not use any of the Licensed Products.

The Agreement provides that responsibility for manufacture, distribution, and administration of the sale of the Licensed Products is with the Company.  However, the Agreement requires CCC to assist and cooperate with the Company in this regard.

The Company’s first cash payment to CCC amounting to $50,000 became due at the execution of the Agreement.  The Company has provided a combination of cash, shares of the Company’s common stock, and warrants to purchase the Company’s common stock.  Following FDA clearance of the first Licensed Product, the Company will be required to make additional payments to CCC.  On the first, second and third anniversary of that clearance, the Company will be obligated to make payments consisting of cash, shares of common stock, and warrants to purchase shares of common stock.  The amount of cash and number of shares and warrants due in these anniversary payments will be determined by application of a formula including a certain dollar value, the total cumulative revenue received by the Company from sales of the Licensed Products during that year, and the Company’s common stock share price on the relevant anniversary.  The dollar value applicable to that ratio increases with each anniversary.

The Agreement imposes caps on the total amount of cash, common stock, and warrant payments from the Company to CCC from the date of execution through to and including the third anniversary payment.  Under that cap provision, the total anniversary payments will not exceed $200,000 in cash, $300,000 in value of shares of common stock (as valued on the date of issue), and 300,000 warrants to purchase shares of common stock.

The Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, the Company pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter.  The Agreement’s caps on payments from the Company to CCC do not apply to royalty payments.

The Company and CCC anticipate that the Agreement will remain in effect in perpetuity; however, the Agreement provides for termination in the event of material breach, or if the Company becomes insolvent or files for protection under the United States Bankruptcy Code.  Termination would cause all the Company’s rights under the License Agreement to revert to CCC, although any rights sublicensed to a third party would not be revoked or infringed by any such termination.

The Agreement requires that the Company forgive all unpaid fees, costs and expenses due to the Company under that certain Product Developing, Manufacturing, and Distribution Agreement between the Company and CCC dated May 13, 2004.  The Agreement also requires that the Company forgive all unpaid fees, costs, expenses and charges due to the Company under that certain License Agreement between the parties and McMaster University, dated October 19, 2004.  The total value of such forgiven fees, costs, expenses and charges is approximately $230,000 which has been recorded as license rights in the accompanying balance sheet.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.  The results of operations for the nine months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2007 and the results of operations and its cash flows for the nine months ended March 31, 2007 and 2006.

2.             EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.  Stock options to purchase 220,000 shares were granted in fiscal 2006. No stock options to purchase shares were granted during the quarter ended March 31, 2007. Stock options to purchase 860,000 shares were granted during the nine months ended March 31, 2007. Options and warrants to purchase common stock totaling 34,085,426 and 33,221,103 shares as of March 31, 2007 and 2006, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended March 31, 2007	3 Months ended March 31, 2006	9 Months ended March 31, 2007	9 Months ended March 31, 2006

Net loss attributable to common shareholders	$(329,370)	$(2,,656,853)	$(2,080,694)	$3,041,488)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	10,723,205	8,172,435	10,723,205	8,172,435
Weighted average common equivalent shares issued during the period	2,356,444	1,741,515	1,324,349	927,163

Weighted average common shares — basic and diluted	13,079,649	9,913,950	12,047,554	9,099,598

Net loss per share — basic and diluted	$(0.03)	$(0.27)	$(0.17)	$(0.33)

3.             INCOME TAXES

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

4.             SEGMENT INFORMATION

The Company has two segments of business: North American and International operations.  North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales.  The following table sets forth selected financial data for these segments for the three-and nine-month periods ended March 31, 2007 and 2006.

		Three Months Ended March 31,			Nine Months Ended March 31,
		Domestic	International	Total	Domestic	International	Total
Net sales	2007	$1,456,522	555,473	2,011,995	3,937,923	1,452,995	5,390,918
	2006	$1,271,122	363,324	1,634,446	3,667,326	1,182,956	4,850,282

Net income (loss)	2007	$(529,522)	200,152	(329,370)	(2,547,990)	467,296	(2,080,694)
	2006	$(777,154)	120,301	(656,853)	(1,491,196)	449,708	(1,041,488)

Depreciation and	2007	$93,690	1,150	94,840	261,590	3,382	264,972
Amortization	2006	$18,613	1,033	19,646	89,010	2,505	91,515

Interest expense, net	2007	$(307,775)	(685)	(308,460)	(1,413947)	(2,100)	(1,416,047)
	2006	$(614,559)	(770)	(615,329)	(1,294002)	(3,643)	(1,297,645)

Segment assets March 31,	2007	$8,049,227	589,429	8,638,656	8,049,227	589,429	8,638,656
June 30,	2006	$7,625,303	588,313	8,213,616	7,625,303	588,313	8,213,616

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

On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan.  In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141 of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (8.25% as of March 31, 2007) plus two percent. The shares being exchanged for the promissory note are returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of March 31, 2007, 158,448 redeemable shares have been returned to the Company under this agreement. The remaining 440,141 shares will be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008.  Through March 31, 2007, to the best of our knowledge, no open market proceeds have been realized by MBL. Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

6.              STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly and nine-month periods ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provision so SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly and nine-month periods ended March 31, 2007 of $35,847 and $107,541 charged to general and administrative expenses. This expense increased basic and diluted loss per share by less than $0.01 for the quarter and nine-month period. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers more than likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

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

Pro-Forma Stock Compensation Expense for the Quarterly and Nine-Month Periods Ended March  31, 2006

For the quarterly and nine-month periods ended March 31, 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted to employees during the quarterly and nine-month periods ended March 31, 2006 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts:

	Three Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2006	2006

Net loss available to common shareholders as reported	$(2,656,853)	$(3,041,488)
Deduct total stock-based employee compensation expense determined under fair-value method for all awards, net of tax	(30,041)	$(90,122)
Pro forma net loss available to common shareholders	(2,686,894)	$(3,131,610)
Net loss per share, basic and diluted as reported	$(0.27)	$(0.34)
Net loss per share, basic and diluted pro forma	$(0.27)	$(0.34)

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

Stock Options as of the Nine-Month Period Ended March 31, 2007

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

The following table summarizes stock options outstanding and changes during the nine-month period ended March 31, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2006	1,247,300	0.40	59.74
Granted	860,000	0.38	80.0
Exercised	—	—	—
Cancelled or forfeited	(26,700)	1.53	3.43
Options outstanding at March 31, 2007	2,080,600	0.38	64.38	$—
Options exercisable at March 31, 2007	767,267	0.43	46.29	$—

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine-month period ended March 31, 2007, was zero as no options were exercised. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the quarter.

Stock options outstanding and currently exercisable at March 31, 2007 are as follows:

Outstanding options				Exercisable options
Range of exercise price	Number	Weighted average remaining contractual life (months)	Weighted average exercise price	Number	Weighted average exercise price

0.625 – 1.375	83,500	11.0	0.79	83,500	0.79
0.30 – 0.46	1,997,100	64.7	0.36	683,767	0.38

	2,080,600	64.4	$0.38	767,267	$0.43

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2007 was approximately $437,787 which is expected to be recognized over a weighted average period of approximately 22.6 months.

The weighted average per share fair value of stock options granted during the nine-month periods ending March 31, 2007 and 2006 was $0.38 and $0.30, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended March 31,
	2007	2006
Volatility	111.5%	159.9%
Expected option term	7 years	7 years
Risk-free interest rate	4.39%	3.30%
Expected dividend yield	0%	0%

In addition to the stock options discussed above, the Company recognized share-basis compensation expense related to Restricted Stock awards of $3,333 and $9,999 for the three and nine months ended March 31, 2007. No such share-based compensation expense was recognized for the quarter and nine months ended March 31, 2006. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the nine months ended March 31, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at July 1, 2006	100,000	$0.40
Granted	—	—
Non-vested at March 31, 2007	66,667	$0.40

7.              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAS 155 Disclosure.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to elimininate the prohibition on a qualifying special-purpose entity from holding a derivative financial instruments that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

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

FAS 157, “Fair Value Measurements.” In September, 2006, the FASB issued Statement No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

SFAS 158,  “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” ( SFAS 158). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending June 30, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the fiscal year ending June 30, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company does not believe that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

8.              NOTES PAYABLE

Notes payable consist of the following at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Secured, amortizing convertible term note payable to institutional investors, net of discount of $264,297, with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.25% as of March 31, 2007), interest only from June 1, 2005 through October 1, 2005 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $39,430.56 plus interest from December 1, 2007 through November 1, 2009, collateralized by commercial security agreements and a partial guaranty by an officer of the company	$680,533	$695,740

Secured, amortizing convertible term note payable to institutional investors, net of discount of $586,248 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.25% as of March 31, 2007), interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $50,000 plus interest through November 1, 2009, collateralized by commercial security agreements	613,752	415,187

Secured, non-amortizing convertible term note payable to institutional investors, with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.25% as of March 31, 2007), interest only payments commencing June 1, 2005 until May 19, 2008, collateralized by commercial security agreements	500,000	500,000

Secured, restricted, non-amortizing convertible term note payable to institutional investors, under its original terms with interest at prime, interest only payments commencing June 1, 2005 until the earlier of May 19, 2008 or the date the proceeds to the company are no longer restricted, collateralized by commercial security agreements. As a result of the note modification dated November 30, 2006, referred to above, this note was deemed paid in full	—	250,000

Note payable, unsecured, to redeemable common shareholders, with interest at prime plus 2.0% (10.25% at March 31, 2007) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	120,000	200,000

	1,914,285	2,060,927
Current portion, net of current portion of discount	(319,163)	(770,151)
Notes payable, excluding current portion	$1,595,122	$1,290,776

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

Recently Issued Accounting Pronouncements

FAS 155 Disclosure.  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to elimininate the prohibition on a qualifying special-purpose entity from holding a derivative financial instruments that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of the adoption of FAS 155 on its financial statements, if any.

SFAS No. 156 Disclosure, “Accounting for Servicing of Financial Assets-An Amendment to FASB Statement No. 140.” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment to

FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

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

FAS 157, “Fair Value Measurements.” In September, 2006, the FASB issued Statement No. 157 “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158).  SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of  SFAS 158 are effective as of the end of the fiscal year ending June 30, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the fiscal year ending June 30, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company does not believe that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

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

Prior to July 1, 2006, the Company accounted for stock option awards granted under the Company’s Incentive

Compensation Plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,”  (SFAS 123). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to July 1, 2006 as all stock option awards granted to employees had an exercise price equal to or greater than the market value of the common stock on the date of the grant. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings (loss) per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees was accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective transition method. See Note 2 for further detail on the impact of SFAS 123(R) to the Company’s consolidated financial statements.

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

Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement.  Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period.  Research and development agreements in effect in 2007 and 2006 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions.   Research and development and advertising costs are expensed when incurred. Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

Results of Operations

Three Months Ended March 31, 2007 compared to 2006

Net sales. Net sales for the quarter ended March 31, 2007 were $2,011,996, a 23.1% increase from  $1,634,446 in the same quarter of fiscal 2006. Total North American sales increased 14.6% while total sales to international distributors increased 52.9% from year to year.  With respect to the Company’s major revenue categories and product lines, North American direct product-only sales decreased less than 1%, whereas international direct product-only sales increased 59.9%. Worldwide category results were as follows: Phospholipids kit sales increased 1.8% for the quarter, Coagulation kit sales decreased 21.5%, HA kit sales increased 67.0%, and Autoimmune kit sales increased 101.4%. Additionally, worldwide

OEM/contract manufacturing revenues increased 148.8%. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2007.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 40.6% for the quarter ended March 31, 2007, from 38.1% in 2006 primarily due to product mix reduction from higher gross margin products in addition to higher direct labor and material costs.

Selling and marketing.  For the quarter ended March 31, 2007, selling and marketing expenses increased 16.7% to $504,120 from $431,944 in 2006. The increase was due to increases in consulting fees and outside services, labor-related expenses, business promotion expenditures, rent and office supplies.

Research and development. Research and development expenses decreased 13.6% to $180,254 for the quarter ended March 31, 2007, from $208,624 in 2006. This decrease involved decreases in labor-related costs, consulting and outside services. The overall reduction in this expense category was primarily due to the capitalization of all costs related to the Aspirin Works development effort, upon the execution of said license, which had previously been charged to research and development expenses.

General and administrative. For the quarter ended March 31, 2007, general and administrative expenses increased $135,311, or 32.8% to $548,137 from $412,826 in 2006. This increase was primarily attributable to increases in labor-related expenses, aborted licensing costs, terminated merger-related expenses, bad debt expense, bank charges, consulting and outside services, sales and use taxes, and facility supplies.

Interest expense. Interest expense decreased 52.6% to $308,460 for the quarter ended March 31, 2007, from $650,664 in 2006 due primarily to the reduction of the amortization of deferred financing costs and discount on the notes payable as a result of the recently completed principal payment deferral on the Company’s convertible debt.

Nine  Months Ended March 31, 2007 compared to 2006

Net sales. Net sales for the nine months ended March 31, 2007 were $5,390,919, a 11.1% increase from  $4,850,282 in the first nine months of fiscal 2006. Total North American sales increased 7.4% while total sales to international distributors increased 22.8% from year to year.  One of the reasons for the smaller size of the increase in sales for the nine month period was related to the relocation into new facilities both in the United States and the UK with the resultant manufacturing, shipping and receiving shut-down during the majority of July 2006. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales decreased 1.4%, whereas international direct product-only sales increased 59.9%.  Worldwide category results were as follows: Phospholipids kit sales increased 6.8% for the period, Coagulation kit sales decreased 7.8%, HA kit sales increased 19.2%, and Autoimmune kit sales increased 8.4%. Additionally, worldwide OEM/contract manufacturing revenues increased 77.9%.   Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2007.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 39.6% for the nine ended March 31, 2007, from 36.7% in 2006 primarily due to product mix reduction from higher gross margin products in addition to higher direct labor and material costs.

Selling and marketing.  For the nine months ended March 31, 2007, selling and marketing expenses increased 33.2% to $1,569,858 from $1,178,370 in 2006. The increase was due to increases in consulting fees and outside services, labor-related expenses, business promotion expenditures, rent and office supplies.

Research and development. Research and development expenses increased 19.5% to $586,061 for the nine months ended March 31, 2007, from $490,380 in 2006.  This increase was primarily due to increases in labor-related costs and facility-related expenses, offset to a significant degree by the capitalization of all costs related to the Aspirin Works development effort, upon the execution of said license, which had previously been charged to research and development expenses.

General and administrative. For the nine months ended March 31, 2007, general and administrative expenses increased $698,275, or 61.1% to $1,841,616 from $1,143,341 in 2006. This increase was primarily attributable to increases in labor-related expenses, aborted licensing costs, terminated merger-related expenses, bad debt expense, bank charges, consulting and outside services, sales and use taxes, and facility supplies.

Interest expense. Interest expense increased 5.1% to $1,416,047 for the nine months ended March 31, 2007, from $1,347,455 in 2006 due primarily to a full nine months worth of  amortization of deferred financing costs and discount on the notes payable as a result of the second traunch of the  private debt placement completed in December, 2005.

Liquidity and Capital Resources

Cash used in operating activities was $1,112,767 for the current fiscal nine months compared to cash used in operating activities of $758,057 during the prior year’s first fiscal nine months.  The increase in cash used in operations resulted primarily from the larger net loss for the current period in addition to increases in inventories, prepaid expenses and other assets partially offset by an increase in accounts payable and a decrease in accounts receivable. The substantial increase in inventories from year to year was primarily due to increases in overhead as a result of the move to a considerably larger facility, plus increases in direct labor costs, purchases of raw materials and freight charges. The Company believes that uncollectible accounts receivable will not have a significant effect on future liquidity, as a significant portion of its accounts receivable are due from financially sound enterprises.

Net cash used by investing activities and the purchase of equipment, was $231,210 in the nine-month period, compared to $44,836 for the prior year’s same nine-month period. The increase was mainly attributable to increased spending on laboratory, refrigeration and manufacturing equipment to equip the new facility in addition to data processing equipment.

Net cash used by financing activities amounted to $573,635 during the recent nine months compared to $3,092,481 provided by financing activities the prior fiscal year. This decrease in cash used versus the comparable prior year was primarily due to there being no proceeds from either the issuance of preferred stock or notes payable in the current period plus increased cash payments on notes payable and capital lease obligations.

Historically, we have financed our operations primarily through long-term debt and the sales of common, redeemable common and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable increased 3.5% to $1,136,320, from $1,097,805 as of March 31, 2006 primarily as a result of sales increases.

We have incurred significant losses and have had negative cash flows from operations for most of our history.   We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived  from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses. Management has been successful in increasing revenues in the prior fiscal year ended June 30, 2006 by $1,070,944 or 19.2% and for the first nine months of fiscal 2007 in increasing revenues by $540,637 or 11.1%, and is forecasting continued revenue growth for the remainder of this fiscal year as well as the fiscal year ended June 30, 2008. However, management has not yet achieved the necessary level of operating efficiencies to lower our cost of sales and operating expenses, and consequently, we have been forced to scale back expenditures, delay payments on accounts payable, and, in November of 2006, enter into a twelve month principal deferral agreement with our convertible debt holders in order to maintain financial liquidity. This deferral was previously reported in filings to the SEC. There are significant risks associated with the operating plan and we might be forced to further modify the plan as circumstances change in order to achieve the goals of achieving profitability and cash flow from operations.

Although the operating plan is intended to achieve sustainable profitability and positive cash flow from operations, we may not be successful in our efforts. Even with our operating plan, we expect to continue incurring operating losses for the remainder of fiscal 2007 and at least for the first six months of fiscal 2008, as it will take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow. In view of this, we have undertaken a process to consider all available strategic and legal alternatives.

We expect to continue to incur operating losses for the remainder of fiscal 2007 and at least the first six months of fiscal 2008 while we implement our strategic and operating initiatives that are intended to have a positive effect on our business operations.

Should any other significant negative events occur, our financial position will be negatively impacted by our not achieving positive cash flow from operations, or by our experiencing further increases in negative cash flow and losses. Given all of these circumstances, we are currently seeking additional financing. We may also experience future defaults under the agreements with our convertible debt holders and/or redeemable common shareholder, in which case they would be entitled to accelerate the amounts payable to them. To satisfy our working capital requirements we are currently seeking to raise additional funds through the sale of equity securities. In addition, we may need to explore the incurrence of additional indebtedness and/or enter into collaborative agreements with third parties or evaluate the possible divestiture of product lines. In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

Additional equity or debt financing may not be available on acceptable terms, or at all.  Although our common stock has, since February of 1998, been traded on the OTC Bulletin Board, the trading has been sporadic with typically insignificant volume. This low level of liquidity will likely make it considerably more difficult to raise additional capital. If we do raise additional equity financing, our current stockholders will be further diluted. If we incur additional indebtedness to fund our operations, we may have to grant the lender a secondary security interest in our assets since all of our assets are currently pledged as security related to our convertible debt.

Alternatives with respect to our business and assets might also include entering into strategic alliances with or seeking to merge or combine with another medical device, diagnostic or life-sciences company with greater resources and infrastructure. If a suitable candidate cannot be found, we will continue to fully explore and assess all of the strategic and legal options available to us. Due to the uncertainty of the cash flow from operations and the success of the operating plan, there can be no assurance that we will have adequate resources to continue operations for longer than 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

On February 8, 2006, Corgenix Medical Corporation (the “Company”) entered into a Lease Agreement (the “Lease”) with York County, LLC, a California limited liability company (“Landlord”) pursuant to which the Company leases approximately 32,000 rentable square feet (the “Property”) of Landlord’s approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020.  The Property is part of Landlord’s multi-tenant real property development known as the Broomfield Corporate Center.  The Company will use the Property for its headquarters, laboratory research and development facilities and production facilities.

The term of the Lease (the “Term”) is seven years and five months commencing on  July 6, 2006 withtenant options to extend the Term for up to two periods of five years each.  We have a one time right of first refusal to lease contiguous premises.

The initial base lease rate payable on the 25,600 square foot portion of the premises was $0.00 per square foot, plus estimated operating expenses of $1.61 per square foot.

The base lease rate payable on the 25,600 square foot portion of the premises increasef to $4.00 per square foot on January 28, 2007, plus amortization of tenant improvements of $5.24 per square foot, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on the 25,600 square foot portion of the premises increases to $5.64 per square foot on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus the amortization of tenant improvements of $5.24 per square foot, and estimated operating expenses of $1.61 per square foot.

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

Thus, the estimated total rent  (this is dependent upon the actual operating expenses) on the whole (32,000 sf) of the premises is initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2007, then increases to approximately $9.60 per square foot on August 28 2007, then increases to approximately $10.93 per square foot on January 28, 2008, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $13.18 per square foot during the final year of the initial Term.

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

Changes in internal controls.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

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

We continue to incur losses and require additional financing.

We have incurred operating losses and negative cash flow from operations for most of our history.  Losses incurred since our inception have aggregated $11,448,250 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.

We have incurred significant losses and have had negative cash flows from operations for most of our history.   We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived  from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses. Management has been successful in increasing revenues in the prior fiscal year ended June 30, 2006 by $1,070,944 or 19.2% and for the first nine months of fiscal 2007 in increasing revenues by $540,637 or 11.1%, and is forecasting continued revenue growth for the remainder of this fiscal year as well as the fiscal year ended June 30, 2008. However, management has not yet achieved the necessary level of operating efficiencies to lower our cost of sales and operating expenses, and consequently, we have been forced to scale back expenditures, delay payments on accounts payable, and, in November of 2006, enter into a twelve month principal deferral agreement with our convertible debt holders in order to maintain financial liquidity. This deferral was previously reported in filings to the SEC. There are significant risks associated with the operating plan and we might be forced to further modify the plan as circumstances change in order to achieve the goals of achieving profitability and cash flow from operations.

Although the operating plan is intended to achieve profitability and positive cash flow from operations, we may not be successful in our efforts. Even with our operating plan, we expect to continue incurring operating losses for the remainder of fiscal 2007 and at least for the first six months of fiscal 2008, as it will take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow. In view of this, we have undertaken a process to consider all available strategic and legal alternatives.

We expect to continue to incur operating losses for the remainder of fiscal 2007 and at least the first six months of fiscal 2008 while we implement our strategic and operating initiatives that are intended to have a positive effect on our business operations.

Should any other significant negative events occur, our financial liquidity position will be negatively impacted by our not achieving positive cash flow from operations, or by our experiencing further increases in negative cash flow and losses. Given all of these circumstances, we are currently seeking additional financing. We may also experience future defaults under the agreements with our convertible debt holders and/or redeemable common shareholder, in which case they would be entitled to accelerate the amounts payable to them. To satisfy our working capital requirements we are currently seeking to raise additional funds through the sale of equity securities. In addition, we may need to explore the incurrence of additional indebtedness and/or enter into collaborative agreements with third parties or evaluate the possible divestiture of product lines. In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

Additional equity or debt financing may not be available on acceptable terms, or at all.  Although our common stock has, since February of 1998, been traded on the OTC Bulletin Board, the trading has been sporadic with typically insignificant volume. This low level of liquidity will likely make it considerably more difficult to raise additional capital. If we do raise additional equity financing, our current stockholders will be further diluted. If we incur additional indebtedness to fund our operations, we may have to grant the lender a secondary security interest in our assets since all of our assets are currently pledged as security related to our convertible debt.

Alternatives with respect to our business and assets might also include entering into strategic alliances with or seeking to merge or combine with another medical device, diagnostic or life-sciences company with greater resources and infrastructure. If a suitable candidate cannot be found, we will continue to fully explore and assess all of the strategic and legal options available to us. Due to the uncertainty of the cash flow from operations and the success of the operating plan, there can be no assurance that we will have adequate resources to continue operations for longer than 12 months.

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

Our growth strategy includes the acquisition of complementary companies, products or technologies. There is no assurance that we will be able to identify appropriate companies or technologies to be acquired, to negotiate satisfactory terms for such an acquisition, or to obtain sufficient capital to make such acquisitions. Moreover, because of limited cash resources, we will be unable to acquire any significant companies or technologies for cash and our ability to effect acquisitions in exchange for our capital stock may depend upon the market prices for our common stock, which could result in significant dilution to its existing shareholders.  If we do complete one or more acquisitions, a number of risks arise, such as disruption of our existing business, short-term negative effects on our reported operating results, diversion of management’s attention, unanticipated problems or legal liabilities, and difficulties in the integration of potentially dissimilar operations. Any of these factors could materially harm Corgenix’s business or its operating results.

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

On February 20, 2007 Biosafe disputed the above claims and filed a counterclaim against the Company, which states, among other things, that Corgenix failed to go forward with the execution of the binding agreement after the tems of said agreement were fully negotiated and drafted and that the required funding had been secured. It also claims that Corgenix failed to disclose, in a timely fashion, that it needed Board of Director approval prior to execution of the binding agreement, and overall did not deal with Biosafe in good faith and with fair dealing. Biosafe’s counterclaim claims damages of $1,000,000.

On March 12, 2007 the Company filed its reply to the above counterclaims denying the validity of all of the counter claims by Biosafe and again requesting that judgment be entered in its favor and that the Company be awarded its $225,000 deposit and any other costs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

 The Company’s first payment to CCC (see Recent Developments above) became due at the execution of the Agreement.  The Company has provided a combination of cash, shares of the Company’s common stock, and warrants to purchase the Company’s common stock.  Following FDA clearance of the first Licensed Product, the Company will be required to make additional payments to CCC.  On the first, second and third anniversary of that clearance, the Company will be obligated to make payments consisting of cash, shares of common stock, and warrants to purchase shares of common stock.  The amount of cash and number of shares and warrants due in these anniversary payments will be determined by application of a formula including a certain dollar value, the total cumulative revenue received by the Company from sales of the Licensed Products during that year, and the Company’s common stock share price on the relevant anniversary.  The dollar value applicable to that ratio increases with each anniversary.

The Agreement imposes caps on the total amount of cash, common stock, and warrant payments from the Company to CCC from the date of execution through to and including the third anniversary payment.  Under that cap provision, the total anniversary payments will not exceed $200,000 in cash, $300,000 in value of shares of common stock (as valued on the date of issue), and 300,000 warrants to purchase shares of common stock.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The following proposals were voted by the shareholders at the April 26, 2007 Annual Shareholders’ Meeting:

Proposal 1 — Election of Directors

Dr. Luis Lopez: 8,885,420 votes for; 377,438 votes withheld
C. David Kikumoto: 8,891,690 votes for; 371,168 votes withheld
Larry G. Rau: 8,889,690 votes for; 373,168 votes withheld
Charles H. Scoggin: 8,885,420 votes for; 377,438 votes withheld
Douglass T. Simpson: 8,881,620 votes for; 381,238 votes withheld
Robert Tutag: 8,891,690 votes for; 371,168 votes withheld
Dennis Walczewski: 8,891,590 votes for; 371,268 votes withheld

Proposal 2 — Approval of the 2007 Incentive Compensation Plan

Approval:  4,278,228 votes for; 1,537,511 votes against; 108,491 votes abstain; 3,338,628 not voted.

Proposal 3 — Approval of the Second Amended and Restated Employee Stock Purchase Plan

Approval:  4,345,660 votes for; 1,491,171 votes against; 87,399 votes abstain; 3,338,628 not voted.

Proposal 4 — Ratification of Hein & Associates

Approval:  5,889,111 votes for; 24,920 votes against; 10,199 votes abstain; 3,338,628 not voted

Item 5.    Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a.               Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Consulting Agreement dated March 1, 2006, between Corgenix Medical Corporation and Gordon E. Ens.

10.2*	License Agreement dated March 1, 2007, between Corgenix Medical Corporation and Creative Clinical Concepts, Inc. (1)

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(1)                                  Exhibit omits certain information that has been filed separately, with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(b)           Reports on Form 8-K.

1.                  Form 8-K filed January 4, 2007 Other Events

2.                  Form 8-K filed February 14, 2007 Results of Operations and Financial Conditions

3.                  Form 8-K filed March 1, 2007 Entry into a Material Definitive Agreement and Unregistered Sales of Equity Securities

4.                  Form 8-K filed April 26, 2007 Annual Shareholders’ Meeting

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

May 15, 2007	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)