Form 10KSB
period 2007-06-30
CORGENIX MEDICAL CORP/CO
filed 2007-09-14
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The issuer’s revenues for its most recent fiscal year were: $7,367,933

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer was $3,807,593 as of June 30, 2007, based on the closing price of $0.25 as reported on the OTCBB on June 30, 2007.

The number of shares of Common Stock outstanding was 21,887,056 as of September 12, 2007.

Transitional Small Business Disclosure Format.      Yes ☐      No ☒

PART I

Item 1.  Description of Business.

Certain terms used in this annual report are defined in the Glossary that follows at the end of Part I.

Company Overview

Corgenix Medical Corporation, which we refer to as Corgenix or the Company, is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention.  We currently sell 52 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions.  In the U.S. and the United Kingdom, we sell directly to these customers.  Elsewhere in the world, we primarily sell to independent distributors that in turn sell to the laboratories.

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

Recent Developments

On July 25, 2007, we entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors.

Our offering consisted of common stock in the Company (the “Shares”) at the price of $0.25 per share.  For each Share purchased, every investor received an equal number of common stock purchase warrants (the “Warrants”).  One-third of the Warrants issued to each investor are exercisable at $0.34 per share with a one-year term, one-third are exercisable at $0.375 per share with a two-year term, and the remaining third are exercisable at $0.40 per share with a  five-year term.

The Shares and Warrants were offered and sold in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D thereunder.  Each investor is an “accredited investor” as defined in Rule 501 of the same.

The sale of the Shares and Warrants also included a Registration Rights Agreement whereby we provided the purchasers with “piggy back” registration rights if we propose to register securities under the 1933 Act.

As of August 27, 2007, we had sold $725,000 in Shares and Warrants.  The maximum offering size is $860,000 with an overallotment, at our discretion, of $129,000.

Terra Nova Financial, LLC, an Illinois limited liability company (“Terra Nova”), acted as a placement agent for the Company. Iliad Advisors, LLC, an Illinois limited liability company (“Iliad Advisors”), provided advisory services to Terra Nova on the transaction.  As compensation for Terra Nova’s services, we pay Terra Nova a fee equal to 7% of the aggregate offering price, due to Terra Nova at each close of each stage of the transaction.  To date, we have paid Terra Nova $50,750.

Terra Nova’s fee also includes warrants, due to Terra Nova at the close of the transaction, to purchase shares of our common stock at the exercise price of $0.25 per share.  If Terra Nova succeeds in selling the maximum offering plus the over-allotment, totaling an aggregate of $989,000, it will receive $69,230 in cash, and warrants to purchase 276,920 shares of common stock at the exercise price of $0.25 per share.

On January 4, 2007, we filed a complaint in the U.S. District Court for the District of Colorado against Biosafe Laboratories, Inc., a corporation organized and existing under the laws of the State of Illinois.  The complaint stated, among other things, that Corgenix and Biosafe were parties to a non-binding Letter of Intent dated September 12, 2006 (the “LOI”), under which the companies explored the possibility of a licensing arrangement between them for the sale of some of Biosafe’s products.  Upon execution of this non-binding LOI, we paid to Biosafe a deposit of $250,000 (the “Refundable Deposit”).  The LOI specifically required Biosafe to refund $225,000 of that deposit to us in the event that a binding agreement was not reached between the parties. A binding agreement was never reached between the two companies and even though Biosafe was obligated to refund the Refundable Deposit to us and demand was made by us for said Refundable Deposit, Biosafe refused to return the Refundable Deposit.  We brought suit against Biosafe, and sought relief in the form of, but not limited to, the refund of the Refundable Deposit, in addition to all damages sustained.

On February 20, 2007, Biosafe disputed the above claims and filed a counterclaim against us, which stated, among other things, that we failed to go forward with the execution of the binding agreement after the tems of said agreement were fully negotiated and drafted and that the required funding had been secured.  It also claimed that we failed to disclose, in a timely fashion, that we needed Board of Director approval prior to execution of the binding agreement, and overall did not deal with Biosafe in good faith and with fair dealing. Biosafe’s counterclaim claimed damages of $1,000,000.

On March 12, 2007, we filed our reply to the above counterclaims denying the validity of all of the counterclaims by Biosafe and again requesting that judgment be entered in our favor and that we be awarded our $225,000 deposit and any other costs.

On June 22, 2007, Corgenix  and Biosafe  executed a Settlement Agreement (the “Agreement”). The Agreement brought to an end litigation between the Company and Biosafe relating to the Refundable Deposit. The Agreement required that Biosafe pay us the sum of $125,000.00 no later than July 2, 2007. This amount was in fact paid to us on July 2, 2007. The Agreement also required both the Company and Biosafe to dismiss, with prejudice, all claims related to the Letter of Intent. The Agreement provided that each party bear its own costs and attorneys fees.

On March 1, 2007, we executed an exclusive license agreement (the “License Agreement”) with Creative Clinical Concepts, Inc. (“CCC”).  The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, “Aspirin Effectiveness Technology,” or the “Licensed Products”).  The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term “AspirinWorks”® and related designs.

We believe that there is a present and growing need for non-invasive, simple and accurate confirmation of aspirin effectiveness and aspirin therapy, and that the License Agreement will position us to provide products to meet this need.  Since 2005, Corgenix and CCC have been engaged in a collaborative partnership to develop, manufacture and market products for aspirin monitoring, including the AspirinWorks® Test Kit, a simple urine test that measures a person’s response to aspirin and allows physicians to determine the effect of aspirin therapy on an individual basis.  Under terms of the original agreement, CCC and Corgenix had agreed to equally share expenses and revenues that resulted from the business.  Under the License Agreement, Corgenix will acquire the remaining 50 percent of the license to CCC’s Aspirin Effectiveness Technology,  thereby owning 100 percent of the rights to CCC’s Aspirin Effectiveness Technology.

The License Agreement requires CCC to provide us with a worldwide, perpetual license for the use of CCC’s Aspirin Effectiveness Technology.  Additionally, CCC will provide us with the names of contacts, customer lists, market information, competitive information and technology related to CCC’s already-developed market in Aspirin Effectiveness

Technology.  The License Agreement requires CCC to assist with the manufacture of products derived from the Aspirin Effectiveness Technology, and also provide us with a right of first refusal with regard to any new products developed by CCC for the purpose of measuring aspirin effectiveness and the use of thromboxane and prostacyclin metabolites to determine the effect of aspirin on platelets or endothelial cells.

We may use the Licensed Products in connection with any other asset or trademark.  We may also enter into sublicense agreements with any other entity for the rights, privileges and licenses granted to us under the License Agreement.  We must seek CCC’s consent before entering any sublicense agreement, but CCC may not unreasonably withhold its consent so long as the sublicensee will use its commercially reasonable best efforts to market and sell the Licensed Products.  We must use our commercially reasonable best efforts to market and sell the Licensed Products.  To this end, within ninety days of the date the FDA grants clearance for the Licensed Products, and for five years thereafter, we must develop and maintain an interactive website dedicated to the Licensed Products.  CCC may not use or license or in any way transfer rights to any of the Licensed Products to any third party.

The License Agreement provides that responsibility for manufacture, distribution, and administration of the sale of the Licensed Products is with us.  However, the Agreement requires CCC to assist and cooperate with us in this regard.

Our first payment to CCC became due at the execution of the Agreement.  We have provided a combination of cash, shares of the Company’s common stock, and warrants to purchase the Company’s common stock.  Following FDA clearance of the first Licensed Product, we are required to make additional payments to CCC.  On the first, second and third anniversary of that clearance, we will be obligated to make payments consisting of cash, shares of common stock, and warrants to purchase shares of common stock.  The amount of cash and number of shares and warrants due in these anniversary payments will be determined by application of a formula including a certain dollar value, the total cumulative revenue received by us from sales of the Licensed Products during that year, and our common stock share price on the relevant anniversary.  The dollar value applicable to that ratio increases with each anniversary.

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment.  Under that cap limitation, the total anniversary payments will not exceed $200,000 in cash, $300,000 in value of shares of common stock (as valued on the date of issue), and 300,000 warrants to purchase shares of common stock at an exercise price of $0.35 per share.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter.  The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

The Company and CCC anticipate that the License Agreement will remain in effect in perpetuity; however, the License Agreement provides for termination in the event of material breach, or if we become insolvent or file for protection under the U.S. Bankruptcy Code.  Termination would cause all of our rights under the License Agreement to revert to CCC, although any rights sublicensed to a third party would not be revoked or infringed by any such termination.

The License Agreement required that we forgive all unpaid fees, costs and expenses due to us under that certain Product Developing, Manufacturing, and Distribution Agreement between us and CCC dated May 13, 2005.  The License Agreement also requires that we forgive all unpaid fees, costs, expenses and charges due to us under that certain license agreement between the parties and McMaster University, dated October 19, 2005.  The total value of such forgiven fees, costs, expenses and charges is approximately $230,000.

Our Business

Introduction

Our business includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention.  We currently sell 52 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions.  We have developed and we manufacture most of our products at our Colorado facility, and we purchase what we refer to as OM Products from other healthcare manufacturers for resale by us.  All of these products are used in clinical laboratories for the diagnosis and/or monitoring of three important areas of health care:

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

In addition to our current products, we are actively developing new laboratory tests in other important diagnostic testing areas.  See “— Other Strategic Relationships.”  We manufacture and market to clinical laboratories and other testing sites worldwide.  Our customers include large and emerging health care companies such as diaDexus, Inc., Bio Rad Laboratories, Inc., Instrumentation Laboratories, Helena Laboratories and Diagnostic Grifols, S.A.

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

Internally and through collaborative arrangements, we are developing additional products that are intended to broaden the range of applications for our existing products and to result in the introduction of new products.  See AtherOx and AspirinWorks.

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

Strategy

Our primary objective is to apply our proprietary ELISA technology to the development and commercialization of products for use in a variety of markets.  Our strategies for achieving this objective include the following:

•                 Apply our ELISA Technology to Additional Diagnostic Markets. We have focused our resources on the development of highly accurate tests in the Microplate format for sale to clinical testing laboratories. We believe we can expand our market focus with the addition of new tests that are complementary to the current product line. In fiscal 2007 we completed or made significant progress in the product development programs of several diagnostic products:

•                 a recently patented ELISA assay to measure analytes in the urine to assess aspirin effectiveness useful in the prevention of cardiac disease; and

•                 one ELISA assay to measure Oxidized LDL, combined with B2GP1, which we have trademarked “AtherOx”, and two ELISA assays to measure antibodies against AtherOx; all three products are used to assess the risk of developing arterial thrombosis and atherosclerosis.

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

•                 In fiscal 2006, we added additional sales and marketing management in our U.S. and European organization.  In fiscal 2007 we maintained the same level of sales and markerting management in our U.S. and European organization as in 2006.

•                 Continue to Develop Strategic Alliances to Leverage Company Resources.  We have developed, and will continue to pursue, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage our technology, expand our product menu and maximize the use of our sales force.

•                 In fiscal 2007, we made significant advances on several existing partnership programs, and have identified several new opportunities for fiscal 2008.

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

Products and Markets

We currently sell ELISA tests in major markets worldwide.  To date, our sales force and distribution partners have sold over 12 million tests since we first received product marketing clearance from the U.S. Food and Drug Administration (the “FDA”) for the first anti-cardiolipin antibody test in 1990.  Many peer reviewed medical publications, abstracts and symposia have been presented on the favorable technical differentiation of our tests over competitive products.

To extend the product offering for current product lines, and to complement our premium-priced, existing assays, we plan to add products from strategic partners.  Our current product menu, commercialized under the trademarks “REAADS” and “Corgenix,” includes the following:

Autoimmune Disease Products

Our ELISA Autoimmune Disease Product line consists of twenty-one products, including tests for antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO, PR3, Thyroglobulin, LKM-1, anti Ribosomal P, BP-180, DSG-1, DSG-3, anti-polymer antibodies and thyroid peroxidase.  In the fiscal year ended June 30, 2007, these products represented approximately        % of our total product sales.

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

Vascular Disease; Antiphospholipid Antibody Testing Products

We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2007 represented approximately 45.7% of our total product sales.  These include: aCL IgG, aCL IgA, aCL IgM; anti-phosphatidylserine (“aPS”) IgG, aPS IgA, aPS IgM; anti-ß2-Glycoprotein I (“aß2GPI”) IgG, aß2GPI IgA, and aß2GPI IgM; and anti-Prothrombin (“aPT”) IgG and IgM.

ELISA technology is typically used to measure the antibodies directed against membrane anionic phospholipids (i.e., negatively charged molecules such as cardiolipin and phosphatidylserine) or their associated plasma proteins, predominantly beta-2 glycoprotein 1).  Antiphospholipid antibodies are associated with the presence of both venous and arterial thrombosis (clotting), thrombocytopenia (low platelet count that can result in bleeding), and recurrent miscarriage.  These auto antibodies are frequently found in patients with systemic lupus erythematosis (SLE), Lupus and other autoimmune diseases, as well as in some individuals with no apparent previous underlying disease.

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

Vascular Disease: Bleeding/Clotting Risk Factors

We market twenty tests for bleeding and clotting risk factors which in the fiscal year ended June 30, 2007 represented approximately 22.5% of our total product sales.  We manufacture five products, and fifteen others are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, PIFA (HIT/PF4 rapid assay) and Collagen Binding Assay. Corgenix UK also distributes twelve OM products for routine coagulation testing.

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

Aspirin Effectiveness Assay

The AspirinWorks® Test Kit is a simple urine test that measures an individual’s response to aspirin dosage and allows physicians to adjust the dosage or recommend alternative therapy.  Recent reports indicate that up to 25%  of individuals may be non-responsive to aspirin’s benefits, and are more than three times more likely to die from heart disease.

Liver Disease Products

We manufacture a test to quantitate hyaluronic acid (“Hyaluronic Acid” or “HA”) in a Microplate format which in the fiscal year ended June 30, 2007 represented approximately 13.4% of our total product sales.  The product was distributed through the Chugai distribution network in Japan from 1996 to 2002, and has been distributed through Corgenix UK in the United Kingdom since 1998.  On June 30, 2001, we signed a license agreement with Chugai (now known as Fujirebio) whereby we have co-exclusive rights to manufacture and market the HA product worldwide except for Japan. On December 12, 2006, the HA License Agreement was amended and extended until the expiration of all of the patents.  See “— Chugai (Fujirebio) Strategic Relationship.”

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

Technology

Our ELISA application technology was developed to provide the clinical laboratory with a more sensitive, specific, and objective technology to measure clinically relevant antibodies in patient serum samples.  High levels of these antibodies are frequently found in individuals suffering from various immunological diseases, and their serologic determination is useful not only for specific diagnosis but also for assessing disease activity and/or response to treatment.  To accomplish these objectives, our current product line applies the ELISA technology in a 96-Microplate format as a delivery system. ELISA provides a solid surface to which purified antigens are attached, allowing their interaction with specific auto antibodies during incubation.  This antigen-antibody interaction is then objectively measured by reading the intensity of color generated by an enzyme-conjugated secondary antibody and a chemical substrate added to the system.

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

Our technology results in products generally demonstrating performance characteristics that exceed those of competitive testing procedures.  Many testing laboratories worldwide subscribe to external quality control systems or programs conducted by independent, third-party organizations.  These programs typically involve the laboratory receiving unknown test samples on a routine basis, performing certain diagnostic tests on the samples, and providing results of their testing to the third party.  Reports are then provided by the third party that tells the testing laboratory how it compares to other testing laboratories in the program.  Several of our products are included in laboratory surveys periodically conducted by unaffiliated entities, and our products routinely demonstrate good performance and/or reproducibility when compared to other manufacturers included in such survey.  Examples of such surveys include the April 2007 College of America Pathologists (CAP) survey and the UKNEQAS (UK National External Quality Assessment Service).

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

Sales and Marketing

We primarily market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories.  We utilize a diverse distribution program for our products.  Our labeled products are sold directly to testing laboratories in the U.S. through sales representatives (both employees and  independent contractors).  Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, and through sales representatives in Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, The Netherlands,  Norway, Paraguay, Peru, Portugal, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and Uruguay.  We are continually seeking opportunities which will provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets.  Either the Company or the respective distributor, given the occurrence of certain events, has the right, by giving written notice to the other party, to terminate the distribution agreement.  We have also established private label product agreements with several U.S. and European companies.  We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate.  For the fiscal year ended June 30, 2007, international sales represented approximately 26.4% of the Company’s total sales.

We have an active marketing and promotion program for our diagnostic testing products.  We publish technical and marketing promotional materials, which we distribute to current and potential customers.  We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals.

Manufacturing

The manufacturing process for our products utilizes a semi-automated production line for the manufacturing, assembly and packaging of our ELISA Microplate products.  Our current production capacity is 27,000 tests per day with a single eight-hour shift.  Since 1990, we have successfully produced over 12 million tests in our Colorado facility, and we expect that current manufacturing capability will be sufficient to meet expected customer demand for the foreseeable future.

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

Quality System Regulations Requirements For Our Products

In April 1999, we received ISO 9001:1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification.  ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce.  To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year.  The ISO 9001 initiative is an important component in its commitment to maintain excellence.  Corgenix received re-certification in November 1999 and 2000, and in July 2002, received EN ISO 9001:1996, and EN ISO

13485:2000 certification through TUV Rhineland of North America.  We have been re-certified annually since 2002. In fiscal 2006, we certified to ISO 13485:2003.

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

Approximately 26.4% of our product revenues are derived from sales outside of the U.S.  International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements.  To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have “CE” marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

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

HA License Agreement.  On June 30, 2001, Corgenix and Chugai executed a license agreement, which we refer to as the HA License Agreement, with Chugai Diagnostic Science, Co., Ltd., a Tokyo based pharmaceutical company that subsequently merged into Fujirebio, Inc., a large Japanese diagnostic company based in Tokyo and a leader in the field of immunoserology.  Corgenix was granted co-exclusive worldwide rights to manufacture and market the HA product (except for Japan).  The HA License Agreement was initially for a five-year period with certain extension rights.  On December 12, 2006, the HA License Agreement was amended and extended until the expiration of all of the patents.  The HA License Agreement establishes certain performance requirements for Corgenix, and provides early cancellation of exclusivity if Corgenix does not meet those performance goals.  The HA License Agreement is the only international distribution right currently granted by Chugai to Corgenix, and was formally assumed by Fujirebio.

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

In furtherance of the foregoing strategies, we maintain a revenue-producing strategic relationship with Medical & Biological Laboratories Co., Ltd., (“MBL”).  MBL is a medical diagnostic company located in Nagoya, Japan.  In March 2002, we signed a distribution agreement with RhiGene, Inc., a Des Plaines, Illinois based company which was a wholly owned subsidiary of MBL, which granted us exclusive rights to distribute RhiGene’s complete diagnostic line of autoimmune testing products in North and South America.  The arrangement also provided us with rights to certain other international markets.  In July 2002, MBL made a $500,000 strategic investment in the common stock of our Company.  As part of the investment agreement, MBL has warrants to purchase additional shares of our common stock for a total potential investment of $1,000,000.

On March 31, 2005, our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan.  In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime plus two percent (8.25% as of June 30, 2007) with payments having commenced in September, 2005.  The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note.  As of June 30, 2007, a total of 211,264 shares have been returned to the Company.  The remaining 440,141 shares must be redeemed by the Company at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2006 through August 30, 2008.  Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

We have established OEM agreements with several international diagnostic companies, which in fiscal 2007 represented approximately 17.7% of our total sales.  Under some of these agreements, we manufacture selected products in the same configuration as the Company’s own products, under the partner’s label for worldwide distribution.  In other OEM agreements, the Company manufactures diagnostic kits according to the partner’s unique specifications under the partner’s label.

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

During fiscal 2007 and 2006, we spent $812,531 and $574,021, respectively, for research and development.  The increase was primarily attributable to increased labor-related expenses, rent expense and purchases related to additional research and development projects.  Of the fiscal 2007 expenses, approximately 91% of the expenditures for research and development expenses were internal expenditures exclusive of outside consultants, legal, etc.  In fiscal 2008, we expect expenditures for research and development to decline slightly versus fiscal 2007 due to arriving at the end of two major new product introductory cycles.  Research and development contract revenue (specific product development programs funded by a strategic partner) amounted to $77,465 and $20,334 for the 2007 and 2006 fiscal years ended June 30.  The contract revenue was higher in 2007 primarily due to the Lasa Virus program mentioned below.

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

Vascular Disease Testing Products

We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position.  For the past four years, we have been developing products in the area of Oxidized LDL, a technology that assesses arterial thrombosis and atherosclerosis.  Our technology, which we have trademarked “AtherOx,” has the potential to significantly alter the standard of lipoprotein testing and cardiovascular risk assessment. Product development for three products has been completed, and those products launched into the international markets. We filed the initial application with the FDA in March 2006. In July 2007, the Company submitted a 510(k) Premarket Notification to the FDA for the Company’s Anti-AtheroOx™ Test Kit. See “Regulation”.  This new laboratory test utilizes the Company’s patented AtherOx technology to IgG antibodies to complexes formed by oxidized low-density lipoprotein (oxLDL) with beta2-glycoprotein 1 (beta2GP1) in individuals with systemic lupus erythematosus (SLE) and lupus-like disorders (antiphospholipid syndrome).

Fibromyalgia

We are in the later development and regulatory submission stages for a unique assay for testing patients with fibromyalgia. The assay detects antibodies to polymers, which are present in a high percentage of patients suffering from fibromyalgia, also referred to as “chronic pain syndrome.”  We expect, along with Autoimmune Technologies, LLC, our strategic partner, to complete clinical studies in fiscal 2007 and 2008.  The time-frame for the filing of a pre-market approval application with the FDA has yet to be determined.

Aspirin Effectiveness

We have established a strategic collaboration with CCC and McMaster University in the development of an assay to assess aspirin resistance which may prove to be very useful in the prevention of cardiac disease. We filed applications with the FDA for this product, trademarked “AspirinWorks” in July 2006 and it was cleared by the FDA in May 2007.

Lassa Virus Program

We have establisheda strategic collaboration with Autoimmune, Biofactura, Inc. (“Biofactura”), the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and Tulane University (“Tulane”) to develop a group of products to detect several old world and new world viruses identified as potential bio-terrorism agents.  The work is being done under a grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) over a three-year period which began in September 2006.

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

Patents, Trade Secrets and Trademarks

The REAADS Technology Patent.  We have built a strong patent and intellectual property position around our proprietary application of ELISA technology, which is used in a majority of our existing products.  We hold one U.S. patent (Lopez, et al. “method and diagnostic test kit for detection of anti-dsdna antibodies”) which covers the critical manufacturing step in the majority of our existing ELISA products.  This patent expires in 2010.

The Hyaluronic Acid Technology Patents.  The HA product is protected by U.S., Japanese and European patents held by Chugai (Fujirebio). As part of the agreements with Chugai and assumed by Fujirebio, we have a license to use the Chugai patents to manufacture this product for worldwide distribution, and marketing rights worldwide except Japan.  These rights expire in the various countries as the related patents expire.  The first patent expires in February 2008 with the last one expiring in October 2009.  The patent in the U.S. expires in May 2008.  See “— Chugai (Fujirebio) Strategic Relationship.”

The AtherOx Technology Patents.  Through a Japanese collaboration, we have exclusive worldwide rights (except Japan) for the clinical testing market using the unique AtherOx technology.  To date, we have one U.S. patent with respect to the AtherOx technology, and have several U.S. and European patents pending.

The Antipolymer Antibody Patents.  The antipolymer (APA) assay which we have developed and are marketing worldwide in collaboration with our strategic partner Autoimmune Technologies, LLC, is covered by an extensive group of worldwide patents and patents pending owned by Tulane University, which has granted Autoimmune Technologies exclusive worldwide rights.  These rights expire the later of ten years after the first commercial sale in each country or the expiration of the respective country patent.  We do not have any distribution rights for this product.  All sales have been to the patent holder, Autoimmune Technologies, LLC for use in their clinical studies.

Aspirin Effectiveness Technology Patents.  Products in development with our strategic partner CCC are covered by a group of worldwide patents pending owned by McMaster University which has granted Corgenix and CCC exclusive worldwide rights.  In July 2007, the first of the U.S, patents was issued by the U.S. Patent and Trademark office.  The U.S. patent was approved for this technology in August 2006.

Patent applications in the U.S. are maintained in secrecy until patents are issued.  There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology.  In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around.  If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology.  In fiscal 2007, the Company did not incur any costs to defend our patents.  See “Part II.  Item 6.  Management’s Discussion and Analysis — Forward-Looking Statements and Risk Factors — Uncertainty of Protection of Patents, Trade Secrets and Trademarks.”

We have registered our trademark “REAADS” on the principal federal trademark register and with the trademark registries in many countries of the world.  This trademark is eligible for renewal in 2006 and will expire in 2007.  We intend to renew this trademark. The trademark “Corgenix” was approved in September 2000.  The trademark is currently in the process of being renewed by our legal counsel, and this will  be completed prior to its expiration.

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

The majority of our product sales, approximately 85% for the fiscal year ended June 30, 2007 and 90% in fiscal 2006, were products that utilized our proprietary technology and marketed under our REAADS trademark.

Regulation

The testing, manufacturing and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and foreign regulatory agencies.  The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices, which includes diagnostic products. We are limited in our ability to commence marketing or selling any new diagnostic products in the U.S. until clearance is received from the FDA.  In addition, various foreign countries in which our products are or may be sold impose local regulatory requirements.  The preparation and filing of documentation for FDA and foreign regulatory review can be a lengthy, expensive and uncertain process.

In the U.S., medical devices are classified by the FDA into one of three classes (Class I, II or III) on the basis of the controls deemed reasonably necessary by the FDA to ensure their safety and effectiveness.  Class I devices are subject to general controls such as labeling, pre-market notification and adherence to Quality System Regulations, or QSR requirements.  Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines).  Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness such as life-sustaining, life-supporting and implantable devices or new devices that have been found not to be substantially equivalent to legally marketed devices.  All of our current products and products under development are or are expected to be classified as Class II or Class III devices.

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

Historically, we have been able to obtain 510(k) pre-market clearance in less than 90 days from submission, but the process may take longer.  The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made.  A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category.  For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.  There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.  See “Part II.  Item 6.  Management’s Discussion and Analysis — Forward-Looking Statements and Risk Factors — Governmental Regulation of Diagnostic Products.”

Our customers using diagnostic tests for clinical purposes in the U.S. are also regulated under the Clinical Laboratory Information Act of 1988,(“CLIA”).  CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the U.S. by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections.  The regulations have established three levels of regulatory control based on test complexity: “waived,” “moderately complex” and “highly complex.”  Our current ELISA tests are categorized as “moderately complex” tests for clinical use in the U.S.  Under CLIA, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the Centers for Medicare and Medicaid Services(“CMS”), formerly the U.S. Health Care Financing Administration.  The application of CLIA to our operations and facilities and future administrative interpretations of CLIA could have an adverse impact on the potential market for our future products by increasing the cost and regulatory burden on our operations and facilities.

We are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.  We may incur significant costs to comply with these laws and regulations in the future.

Reimbursement

Currently, our largest market segments are hospital laboratories and commercial reference laboratories in the U.S. Payment for testing in these segments is largely based on third-party payor reimbursement.  The laboratory that performs the test will submit an invoice to the patient’s insurance provider or to the patient if he is not covered by an insurance program.  Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology(“CPT”) code by the American Medical Association.  Each CPT code is then assigned a reimbursement level by CMS.  Third party insurance payors typically establish a specific fee to be paid for each code submitted.  Third party payor reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS.

Employees (for Consolidated Entity)

As of July 31, 2007, we employed 40 employees worldwide (49 employees in 2006).  The number of employees has declined from a year ago primarily as a result of our expense-reduction efforts discussed below.  Of the current 40 employees, 38 are full-time, and 2 are part-time.  Of these, 4 hold advanced scientific or medical degrees.  None of Corgenix’s employees are covered by a collective bargaining agreement.  We believe that the Company maintains good relations with our employees.

Item 2.  Description of Property.

On February 8, 2006, we entered into a Lease Agreement (the “Lease”) with York County, LLC, a California limited liability company (“Landlord”) pursuant to which we leased approximately 32,000 rentable square feet (the “Property”) of Landlord’s approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020.  The Property is part of Landlord’s multi-tenant real property development known as the Broomfield Corporate Center.  We use the Property for our headquarters, laboratory research and development facilities and production facilities.

On the following dates, we executed the following amendments to the Lease:

•                 December 1, 2006- The First Amendment to the Lease Agreement (the “First Amendment”) established July 6, 2006 as the date of the commencement of the Lease

•                 June 19, 2007- The Second Amendment to the Lease Agreement (the “Second Amendment”) redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot; and

•                 July 19, 2007- The Third Amendment to the Lease Agreement (the “Third Amendment”) established the base rent matrix for the period 11/28/2013 to 12/05/2013, which was inadvertently omitted in the Second Amendment.

The term of the Lease (the “Term”) is seven years and five months and commenced on July 6, 2006, with tenant options to extend the Term for up to two five-year periods.  We have a one time right of first refusal to lease contiguous premises.

Initially, there was no base lease rate payable on 25,600 square feet of the Property, plus estimated operating expenses of $1.61 per square foot.

The base lease rate payable on 25,600 square feet  of the Property increased to $4.00 per square foot on January 28, 2007, plus amortization of tenant improvements of $5.24 per square foot, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on 25,600 square feet  of the Property increases to $5.64 per square foot on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus the amortization of tenant improvements of $5.24 per square foot, and estimated operating expenses of $1.61 per square foot.

Initially, there was no base lease rate payable on 6,400 square feet of the Property, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on 6,400 square feet of the Property increases to $3.00 per square foot commencing on August 28, 2007, and increases to $3.09 on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus estimated operating expenses of $1.61 per square foot.

Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the entire 32,000square feet of the Property is initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2007, then increased to approximately $9.60 per square foot on August 28 2007, then increases to approximately $10.93 per square foot on January 28, 2008, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $13.18 per square foot during the final year of the initial Term.

The base lease rate for an extension period is 100% of the then prevailing market rental rate (but in no event less than the rent for the last month of the then current Term) and shall thereafter increase annually by 3% for the remainder of the applicable extension period.

The facility leased by our subsidiary, Corgenix UK Ltd., consists of “office park” type space with offices and storage space. They currently lease approximately 2,000 square feet. The rent payments, which includes utilities and taxes, is approximately $4,500 per month.  The facility is rented on a month-by-month basis, with a 90 day notice require for termination of the lease.

We have not invested in any real estate or real estate mortgages.

Item 3.  Legal Proceedings

On January 4, 2007, we filed a complaint in the U.S. District Court for the District of Colorado against Biosafe Laboratories, Inc., a corporation organized and existing under the laws of the State of Illinois.  The complaint stated, among other things, that Corgenix and Biosafe were parties to a non-binding Letter of Intent dated September 12, 2006 (the “LOI”), under which the companies explored the possibility of a licensing arrangement between them for the sale of some of Biosafe’s products.  Upon execution of this non-binding LOI, we paid to Biosafe a deposit of $250,000 (the “Refundable Deposit”).  The LOI specifically required Biosafe to refund $225,000 of that deposit to us in the event that a binding agreement was not reached between the parties . A binding agreement was never reached between the two companies and even though Biosafe was obligated to refund the Refundable Deposit to us and demand was made by us for said Refundable Deposit, Biosafe refused to return the Refundable Deposit.  We brought suit against Biosafe, and sought relief in the form of, but not limited to, the refund of the Refundable Deposit, in addition to all damages sustained.

On February 20, 2007, Biosafe disputed the above claims and filed a counterclaim against us, which stated, among other things, that we failed to go forward with the execution of the binding agreement after the tems of said agreement were fully negotiated and drafted and that the required funding had been secured.  It also claimed that we failed to disclose, in a timely fashion, that we needed Board of Director approval prior to execution of the binding agreement, and overall did not deal with Biosafe in good faith and with fair dealing. Biosafe’s counterclaim claimed damages of $1,000,000.

On March 12, 2007, we filed our reply to the above counterclaims denying the validity of all of the counter claims by Biosafe and again requesting that judgment be entered in our favor and that we be awarded our $225,000 deposit and any other costs.

On June 22, 2007, Corgenix and Biosafe executed a Settlement Agreement (the “Agreement”).  The Agreement brought to an end litigation between the Company and Biosafe relating to theRefundable Deposit.  The Agreement required that Biosafe pay us the sum of $125,000.00 no later than July 2, 2007.  This amount was in fact paid to us on July 2, 2007.  The Agreement also required both the Company and Biosafe to dismiss, with prejudice, all claims related to the Letter of Intent.  The Agreement provided that each party bear its own costs and attorneys fees.

Item 4.  Submission of Matters to a Vote of Security-Holders.

The following proposals were voted by the shareholders at the April 26, 2007 Annual Shareholders’ Meeting:

Proposal 1 – Election of Directors

To elect seven (7) directors to serve until the 2008 annual meeting of shareholders and until their successors have been duly elected  and qualified;

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

Charles H. Scoggin: 8,885,420 votes for; 377,438 votes withheld

Douglass T. Simpson: 8,881,620 votes for; 381,238 votes withheld

Robert Tutag: 8,891,690 votes for; 371,168 votes withheld

Dennis Walczewski: 8,891,590 votes for; 371,268 votes withheld

Proposal 2 – Approval of the 2007 Incentive Compensation Plan-

The 2007 Incentive Compensation Plan is intended to encourage ownership of shares of Corgenix by its employees, directors and consultants by providing an additional incentive to promote the success of the business.  3,000,000 shares of Corgenix common stock are reserved for issuance under this plan.

Approval:  4,278,228 votes for; 1,537,511 votes against; 108,491 votes abstain; 3,338,628 not voted.

Proposal 3 – Approval of the Second Amended and Restated Employee Stock Purchase Plan

The Second Amended and Restated Employee Stock Purchase Plan is intended to provide eligible employees of Corgenix with an opportunity to acquire an interest in the Company through their participation in a plan designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986.  400,000 shares of Corgenix common stock are reserved for issuance under this plan.

Approval:  4,345,660 votes for; 1,491,171 votes against; 87,399 votes abstain; 3,338,628 not voted.

Proposal 4 – Ratification of Hein & Associates

To ratify the appointment of Hein & Associates LLP, as our independent public accountants for the fiscal year ending June 30, 2007.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the OTC Bulletin Board® under the symbol “CONX.”  On August 27, 2007, the closing price of our common stock on the OTC Bulletin Board ® as reported by the OTC Bulletin Board® was $0.33.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board®.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	Stock Price Ranges
Stock Price Dates	High	Low

Fiscal Year 2007
Quarter Ended:
September 30, 2006	$0.43	$0.34
December 31, 2006	$0.38	$0.20
March 31, 2007	$0.27	$0.21
June 30, 2007	$0.29	$0.21

Fiscal Year 2006
Quarter Ended:
September 30, 2005	$0.70	$0.32
December 31, 2005	$0.65	$0.36
March 31, 2006	$0.49	$0.37
June 30, 2006	$0.46	$0.32

On June 30, 2007, there were 171 holders of record of our Common Stock and one holder of our Series A Preferred Stock.

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

Stock Issuance

On July 25, 2007, we entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors. The Company’s offering consisted of common stock in the Company (the “Shares”) at the price of $0.25 per share. For each Share purchased, every investor received an equal number of common stock purchase warrants (the “Warrants”). One-third of the Warrants issued to each investor are exercisable at $0.34 per share with a one-year term, one-third are exercisable at $0.375 per share with a two-year term, and the remaining third are exercisable at $0.40 per share with a five-year term.

The Shares and Warrants were offered and sold in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D thereunder. Each investor is an “accredited investor” as defined in Rule 501 of the same.

The sale of the Shares and Warrants also included a Registration Rights Agreement whereby the Company provides the purchasers with “piggy back” registration rights if we propose to register securities under the 1933 Act.

As of August 27, 2007, we had sold $725,000 Shares and Warrants.  The maximum offering is $860,000, with an overallotment, at our discretion, of $129,000.

Terra Nova Financial, LLC, an Illinois limited liability company (“Terra Nova”), acted as a placement agent for the Company. Iliad Advisors, LLC, an Illinois limited liability company (“Iliad Advisors”), provided advisory services to Terra Nova on the transaction.  As compensation for Terra Nova’s services, we are to pay Terra Nova a fee equal to 7% of the aggregate offering price, due to Terra Nova at each close of each stage of the transaction.  To date, we have paid Terra Nova $50,750. Terra Nova’s fee also includes warrants, due to Terra Nova at the close of the transaction, to purchase shares of our common stock at the offering price of $0.25 per share.  If Terra Nova succeeds in each stage of  the maximum offering plus the over-allotment, totaling an aggregate of $989,000, it will receive $69,230 in cash, and warrants to purchase 276,920 shares of common stock at the exercise price of $0.25 per share.

The December 28, 2005 convertible preferred financing agreements with Barron Partners, L.P. (“Barron”) stated that if our EBITDA for the audited fiscal year ended June 30, 2006, as calculated based upon the audited financial statements filed with our Form 10-KSB filed with the Securities and Exchange Commission, was less than $1,150,000, then we must issue to Barron such number of additional shares of Series A preferred stock (“Preferred Stock”) equal to 2,000,000 multiplied by the percentage by which EBITDA is less than $1,150,000, expressed as a positive number; provided that in no event will the number of additional shares of preferred stock issued due to this EBITDA adjustment exceed 14% of the number of shares of Preferred Stock originally issued to Barron, or 280,000 shares of Preferred Stock.  For example, if EBITDA was $920,000 (a 20% decline) then we would issue to Barron an additional 14% (i.e., 280,000) shares of Preferred Stock; provided that at the time Barron continues to hold all 2,000,000 shares of Preferred Stock originally issued on the closing. EBITDA is defined in the Preferred Stock Purchase Agreement as net income of the Company, before interest, taxes, depreciation, amortization and one time charges, including, but not limited to, loss on the extinguishment of debt. EBITDA for the fiscal year ended June 30, 2006 was $443,591 . Therefore, on October 4, 2006, we issued 280,000 additional shares of Preferred Stock to Barron.

As mentioned above, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime  plus two percent (7.75% as of June 30, 2007) with payments having commenced in September, 2005.  The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note.  As of June 30, 2007, we have redeemed a total of 211,264 shares.

Corgenix Purchase of Equity Securities

Period	(a) Total number of shares purchaased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

September 2005 -November 2005	26,408	$0.568	—	—

December 2005 -February 2006	26,408	$0.568	—	—

March 2006 - May 2006	26,408	$0.568	—	—

June 2006 – August 2006	26,408	$0.568	—	—

September 2006 – November 2006	52,816	$0.568	—	—

December 2006 – June 2007	52,816	$0.568	—	—

Total	211,264	$0.568	—	229,777

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

General

Since our inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories.  We currently market 52 products covering autoimmune disorders, vascular diseases and liver disease.  Our products are sold in the U.S., the UK and other countries through our marketing and sales organization that includes employee and contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

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

Beginning in fiscal year 1996, we began adding third-party OM licensed products to our diagnostic product line.  We expect to expand our relationships with other companies in the future to gain access to additional products.  This category comprises approximately 30-40 products, with an annual growth rate in excess of 10% annually.  All of the third-party OM licensed products support our own manufactured products, adding to our competitive capabilities, especially in many international markets.

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

Recently Issued Accounting Pronouncements

FAS 155 Disclosure, “Accounting for Certain Hybrid Financial Instruments.”  In February 2006, the FASB issued  Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”).  SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”), and No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities (“Statement 140”).  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to elimininate the prohibition on a qualifying special-purpose entity from holding a derivative financial instruments that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We have not yet determined the impact of the adoption of SFAS 155 on our financial statements, if any.

SFAS No. 156 Disclosure, “Accounting for Servicing of Financial Assets-An Amendment to FASB Statement No. 140”. In March 2006, the FASB issued  Statement of Financial Accounting Standards  No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140 (“SFAS 156”).  SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  In addition, SFAS 156 permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities.  SFAS 156 is effective for the Company as of January 1, 2007 . We do not believe that the adoption of SFAS 156 will have a material impact on our consolidated financial statements.

FASB Interpretation No. 48 Disclosure, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.”  In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 is effective for the Company as of July 1, 2007 . At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

FAS 157, Fair Value Measurements.  In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The provisions of SFAS 158 are effective as of the end of the fiscal year ending June 30, 2007.  We do not believe that the adoption of SFAS 158 will have a material impact on our consolidated financial statements.

SAB 108,  Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects

of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered.  The guidance in SAB 108 is effective for the fiscal year ending June 30, 2007.  We do not believe that the adoption of SAB 108 will have a material impact.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  In November 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and our significant accounting policies are summarized in Note 1 to the accompanying consolidated financial statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

We maintain an allowance for doubtful accounts based on its historical experience and provide for any specific collection issues that are identified.  Such allowances have historically been adequate to provide for our doubtful accounts but involve a significant degree of management judgment and estimation.  Worse than expected future economic conditions, unknown customer credit problems and other factors may require additional allowances for doubtful accounts to be provided for in future periods.  Equipment and software are recorded at cost.  Equipment under capital leases is recorded initially at the present value of the minimum lease payments.  Depreciation and amortization is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years.  The internal and external costs of developing and enhancing software costs related to website development, other than initial design and other costs incurred during the preliminary project stage, are capitalized until the software has been completed.  Such capitalized amounts began to be amortized commencing when the website was placed in service on a straight-line basis over a three-year period.  When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and a gain or loss is recognized.  Repair and maintenance costs are expensed as incurred.  We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Revenue from sale of products is recognized upon shipment of products.  Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement.  Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period.  Research and development agreements in effect in 2005 and 2003 provided for fees to us based on time and materials in exchange for performing specified research and development functions.  Research and development and advertising costs are expensed when incurred. Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

Results of Operations

Year Ended June 30, 2007 compared to 2006

Net sales.  Net sales for the fiscal year ended June 30, 2007 were $7,367,933, an 11.1% increase from $6,635,779 for fiscal 2006.  Total North American sales increased $498,046 or 10.1% to $5,445,545 while total sales to international distributors increased $234,108 or 13.9% to $1,922,388 from year to year.  With respect to our major revenue categories and product lines, North American direct product-only sales increased $117,7050 or 3.0% to $3,899,147 whereas international direct product-only sales increased $234,661 or 17.9% to $1,545,235.  Worldwide category results were as follows: Phospholipids kit sales increased $223,377 or 7.1% to $3,377,495 for the period, Coagulation kit sales decreased $71,091 or 4.3% to $1,663,529.  HA kit sales increased $103,861 or 11.7% to $990,097, and Autoimmune kit sales decreased $5,780 or 4.3% to $129,494.  Additionally, worldwide OEM/contract manufacturing revenues increased $368,030, or 39.1% to $1,310,306. Overall, worldwide non-product revenue increased $150,772, or 40.2% to $52,763. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2008.

Cost of sales. Cost of sales, as a percentage of sales, increased to 38.4% for the fiscal year ended June 30, 2007, from 37.1% in 2006 primarily due to product mix reduction from higher gross margin products in addition to higher direct labor and material costs and especially overhead costs due to the new facility.

Selling and marketing.  For the fiscal year ended June 30, 2007, selling and marketing expenses increased 27.0% to $2,065,573 from $1,626,165 in 2006.  The increase was due to increases in consulting fees and outside services, labor-related expenses, business promotion expenditures, rent and office supplies.

Research and development.  Research and development expenses increased 41.6% to $812,531 for the fiscal year ended June 30, 2007, from $574,021 in 2006.  This increase was primarily due to increases in labor-related costs and facility-related expenses.

General and administrative.  or the fiscal year ended June 30, 2007, general and administrative expenses increased $880,621 or 53.7% to $2,519,916 from $1,638,575 in 2006.  This increase was primarily attributable to increases in labor-related expenses, aborted licensing costs, terminated merger-related expenses, bad debt expense, bank charges, consulting and outside services, sales and use taxes, facility supplies (e.g., office supplies and kitchen supplies), and legal expense.

Net interest expense.  Interest expense decreased $258,985 or 13.6% to $1,646,649 for the fiscal year ended June 30, 2007, from $1,905,634 in 2006 due primarily to a full twelve months worth of  amortization of deferred financing costs and discount on the notes payable in the current fiscal year as a result of the second traunch of the  private debt placement completed in December, 2005.

Liquidity and Capital Resources

Cash used by operating activities was $895,351 for the 2007 fiscal year compared to $994,540 for the 2006 fiscal year.  The cash used by operations resulted primarily from the substantially increased net loss in addition to a large increase in inventories (principally as a result of substantially increased labor and overhead allocations), plus an increase in prepaid expenses and other assets, partially offset by an increase in accounts payable, accrued interest and other liabilities plus a decrease in accounts receivable.

Net cash used by investing activities, was $256,004 in the 2007 fiscal year compared to $93,166 for the 2006 fiscal year.  The increase, as a result of the purchase of new laboratory equipment, flooring, refrigeration equipment, furniture and fixtures and computer equipment, was mainly brought about by the July 2006 move to a new and larger facility.  These purchases were partially offset by the proceeds from the disposal of equipment.

Net cash used by financing activities amounted to $657,236 for the 2007 fiscal year compared to cash provided by financing activities of $2,923,324 in the 2006 fiscal year.  This large difference in cash used by financing activities in fiscal 2007versus the large amount provided in fiscal 2006 was primarily due to increased payments on notes payable in fiscal 2006 as a result of the December 2005 convertible debt financing in addition to payments on capital lease obligations.

We have incurred operating losses and negative cash flow from operations for most of our history.  Losses incurred since our inception have aggregated $9,528,129, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed our operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable decreased 10.9% to $1,225,677 in fiscal year 2007, from $1,362,768 in fiscal year 2006 as of June 30, 2007 primarily as a result of accelerated collection procedures.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management has been successful in increasing revenues in the current fiscal year ended June 30, 2007 by $732,154 or 11.0%, and is forecasting continued revenue growth for the fiscal year ended June 30, 2008.  However, management has not yet achieved the necessary level of operating efficiencies to lower our cost of sales and operating expenses, and consequently, we have scaled back expenditures, periodically delayed payments on accounts payable, and, in November 2006, entered into a twelve month principal deferral agreement with our convertible debt holders in order to maintain financial liquidity. There are significant risks associated with the operating plan and we might be forced to further modify the plan if circumstances change, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we expect to continue incurring operating losses for the first three to six months of fiscal 2008, as it will take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow.  In view of this, in July 2007, we reported that we have entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors.  As of August 31, we  sold $725,000 in Shares and Warrants  in this offering.  See Recent Developments.

Should any other significant negative events occur, our financial liquidity position will likely be negatively impacted by our not achieving positive cash flow from operations. Given all of these circumstances, as noted above, we have secured additional equity financing. It is also possible that we may also experience future defaults under the agreements with our convertible debt holders and/or redeemable common shareholder, in which case they would be entitled to accelerate the amounts payable to them.  In order to help satisfy our working capital requirements, we have raised additional funds through the sale of equity securities.  In addition, if we are not able to achieve the anticipated sales increases, we may need to enter into collaborative agreements with third parties or evaluate the possible divestiture of product lines.  In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.  Management believes that we will have adequate resources to continue operations for longer than 12 months.

Off -Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

On February 8, 2006, we entered into a Lease Agreement (the “Lease”) with York County, LLC, a California limited liability company (“Landlord”) pursuant to which we leased approximately 32,000 rentable square feet (the “Property”) of Landlord’s approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020.  The Property is part of Landlord’s multi-tenant real property development known as the Broomfield Corporate Center.  We use the Property for our headquarters, laboratory research and development facilities and production facilities.

On the following dates, we executed the following amendments to the Lease:

•                 December 1, 2006- The First Amendment to the Lease Agreement (the “First Amendment”) established July 6, 2006 as the date of the commencement of the Lease

•                 June 19, 2007- The Second Amendment to the Lease Agreement (the “Second Amendment”) redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot, and

•                 July 19, 2007- The Third Amendment to the Lease Agreement (the “Third Amendment”) established the base rent matrix for the period 11/28/2013 to 12/05/2013 which was inadvertently omitted in the Second Amendment.

The term of the Lease (the “Term”) is seven years and five months and commenced on July 6, 2006 with tenant options to extend the Term for up to two five-year periods.  We have a one time right of first refusal to lease contiguous premises.

Initially there was no base lease rate payable on 25,600 square feet of the Property , plus estimated operating expenses of $1.61 per square foot.

The base lease rate payable on 25,600 square feet of the Property increased to $4.00 per square foot on January 28, 2007, plus amortization of tenant improvements of $5.24 per square foot, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on 25,600 square feet of the Property increases to $5.64 per square foot on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus the amortization of tenant improvements of $5.24 per square foot, and estimated operating expenses of $1.61 per square foot.

Initially, there was no base lease rate payable on 6,400 square feet of the Property, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on 6,400 square feet of the Property increases to $3.00 per square foot commencing on August 28, 2007, and increases to $3.09 on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus estimated operating expenses of $1.61 per square foot.

Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the entire 32,000square feet of the Property is initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2007, then increased to approximately $9.60 per square foot on August 28 2007, then increases to approximately $10.93 per square foot on January 28, 2008, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $13.18 per square foot during the final year of the initial Term.

The base lease rate for an extension period is 100% of the then prevailing market rental rate (but in no event less than the rent for the last month of the then current Term) and shall thereafter increase annually by 3% for the remainder of the applicable extension period.

We have not invested in any real estate or real estate mortgages.

Risk Factors

An investment in Corgenix entails certain risks that should be carefully considered. In addition, these risk factors could cause actual results to differ materially from those expected including the following:

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

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $9,528,129, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed our operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable decreased 10.9% to $1,225,677, from $1,362,768 as of June 30, 2007 primarily as a result of accelerated collection procedures.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived  from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management has been successful in increasing revenues in the current fiscal year ended June 30, 2007 by $732,154 or 11.0%., and is forecasting continued revenue growth for the fiscal year ended June 30, 2008. However, management has not yet achieved the necessary level of operating efficiencies to lower our cost of sales and operating expenses, and consequently, we have scaled back expenditures, periodically delayed payments on accounts payable, and, in November of 2006, entered into a twelve month principal deferral agreement with our convertible debt holders in order to maintain financial liquidity. This deferral was previously reported in filings to the SEC.  There are significant risks associated with the operating plan and we might be forced to further modify the plan if circumstances change, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we expect to continue incurring operating losses for the first three to six months of fiscal 2008, as it will take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow.  In view of this, in July 2007, we reported that we have entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors.  As of August 31, 2007, we  sold $725,000 in Shares and Warrants in this offering.  See Recent Developments.

Should any other significant negative events occur, our financial liquidity position will likely be negatively impacted by our not achieving positive cash flow from operations.  Given all of these circumstances, as noted above, we have secured additional equity financing.  It is also possible that we may also experience future defaults under the agreements with our convertible debt holders and/or redeemable common shareholder, in which case they would be entitled to accelerate the amounts payable to them.  In order to help satisfy our working capital requirements we have raised additional funds through the sale of equity securities.  In addition, if we are not able to achieve the hoped-for sales increases, we may need to enter into collaborative agreements with third parties or evaluate the possible divestiture of product lines.  In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.  Management believes that we will have adequate resources to continue operations for longer than 12 months.

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

The testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the FDA and certain foreign regulatory agencies.  Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated there under, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices.  We are limited in our ability to commence marketing or commercial sales in the U.S. of new products under development until we receive clearance or approval from the FDA.  The testing for, preparation of and subsequent FDA regulatory review of required filings can be a lengthy, expensive and uncertain process.  Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

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

As a manufacturer of medical devices for marketing in the U.S., we are required to adhere to applicable regulations setting forth detailed good manufacturing practice requirements, which include testing, control and documentation requirements.  We must also comply with Medical Device Report (MDR) requirements, which require that a manufacturer reports to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury.  We are also subject to routine inspection by the FDA for compliance with QSR requirements, MDR requirements and other applicable regulations.  Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission.  We may incur significant costs to comply with laws and regulations in the future, which would decrease our net income or increase our net loss and thus have a potentially material adverse effect upon our business, financial conditions and results of operations.

Distribution of diagnostic products outside the U.S. is subject to extensive foreign government regulation.  These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country.  We may be required to incur significant costs in obtaining or maintaining foreign regulatory approvals.  In addition, the export of certain of our products that have not yet been cleared for U.S. commercial distribution may be subject to FDA export restrictions.  Failure to obtain necessary regulatory approval or the failure to comply with regulatory requirements could reduce our product sales and thus have a potentially material adverse effect on our business, financial condition and results of operations.

We depend upon distribution partners for sales of diagnostic products in international markets.

We have entered into distribution agreements with collaborative partners in which we have granted distribution rights for certain of our products to these partners within specific international geographic areas.  Pursuant to these agreements, our collaborative partners have certain responsibilities for market development, promotion, and sales of the products.  If any of these partners fail to perform its contractual obligations or terminate its agreement, this could have the effect of reduce our sales and cash flow and thus have a potentially material adverse effect on our business, financial condition and results of operations.

Third party reimbursement for purchases of our diagnostic products is uncertain.

In the U.S., health care providers that purchase diagnostic products, such as hospitals and physicians, generally rely on third party payers, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or part of the cost of the purchase.  Third party payers are increasingly scrutinizing and challenging the prices charged for medical products and services and they can affect the pricing or the relative attractiveness of the product.  Decreases in reimbursement amounts for tests performed using our diagnostic products, failure by physicians and other users to obtain reimbursement from third party payers, or changes in government and private third party payers’ policies regarding reimbursement of tests utilizing diagnostic products, may affect our ability to sell our diagnostic products profitably.  Market acceptance of our products in international markets is also dependent, in part, upon the availability of reimbursement within prevailing health care payment systems.

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

Our financial statements are presented in U.S. dollars.  At the end of each fiscal quarter and the fiscal year, we convert the financial statements of Corgenix UK, which operates in pounds sterling, into U.S. dollars, and consolidate them with results from Corgenix, Inc.  We may, from time to time, also need to exchange currency from income generated by Corgenix UK. Foreign exchange rates are volatile and can change in an unknown and unpredictable fashion.  Should the foreign exchange rates change to levels different than anticipated by us, our business, financial condition and results of operations may be adversely affected.

Item 7.  Financial Statements.

The financial statements listed in the accompanying index to the consolidated financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 240.13a-14c under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

There have been no significant changes in our internal controls over financial reporting or in other factors that materiially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors and Executive Officers.

Directors and Executive Officers

The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2007:

Name	Age	Position	Director/Officer Since

Luis R. Lopez	59	Chief Medical Officer and Chairman of the Board	1998

Douglass T. Simpson	59	President and Chief Executive Officer, Director	1998

Ann L. Steinbarger	54	Senior Vice President Operations	1998

Taryn G. Reynolds	48	Vice President, Facilities and IT	1998

William H. Critchfield	61	Senior Vice President Finance and Administration and Chief Financial Officer	2000

Robert Tutag	65	Director	2006

Dennis Walcewski	59	Director	2006

Charles H. Scoggin	62	Director	2006

Larry G. Rau	61	Director	2006

C. David Kikumoto	57	Director	2006

Luis R. Lopez, M.D., has served as the Chief Executive Officer and Chairman of the Board of Directors of Corgenix from May 1998 until April 2006 when his title was changed to Chief Medical Officer.  From 1987 to 1990, Dr. Lopez was Vice President of Clinical Affairs at BioStar Medical Products, Inc., a Boulder, Colorado diagnostic firm.  From 1986 to 1987 he served as Research Associate with the Rheumatology Division of the University of Colorado Health Sciences Center, Denver, Colorado.  From 1980 to 1986 he was Professor of Immunology at Cayetano Heredia University School of Medicine in Lima, Peru, during which time he also maintained a medical practice with the Allergy and Clinical Immunology group at Clinica Ricardo Palma in Lima.  From 1978 to 1980 Dr. Lopez held a fellowship in Clinical Immunology at the University of Colorado Health Sciences Center.  He received his M.D. degree in 1974 from Cayetano Heredia University School of Medicine in Lima, Peru.  He is a clinical member of the American College of Rheumatology, and a corresponding member of the American Academy of Allergy, Asthma and Immunology.  Dr. Lopez is licensed to practice medicine in Colorado, and is widely published in the areas of immunology and autoimmune disease.

Douglass T. Simpson has been the President of Corgenix since May 1998 and was elected a director in May 1998.  Mr. Simpson joined Corgenix’s operating subsidiary as Vice President of Business Development in 1992, was promoted to Vice President, General Manager in 1995, to Executive Vice President in 1996, to President in February 1998 and then to Chief Executive Officer in April 2006.  Prior to joining Corgenix’s operating subsidiary, he was a Managing Partner at Venture Marketing Group in Austin, Texas, a health care and biotechnology marketing firm, and in that capacity, served as a consultant to REAADS from 1990 until 1992.  From 1984 to 1990 Mr. Simpson was employed by Kallestad Diagnostics, Inc. (now part of BioRad Laboratories, Inc.), one of the largest diagnostic companies in the world, where he served as Vice President of Marketing, in charge of all marketing and business development.  Mr. Simpson holds B.S. and M.S. degrees in Biology and Chemistry from Lamar University in Beaumont, Texas.

William H. Critchfield has been Senior Vice President Finance and Administration and Chief Financial Officer of the Company since April 2006 and was Vice President and Chief Financial Officer from December 2000 to April 2006.  Prior to joining Corgenix, Mr. Critchfield was Executive Vice President and Chief Financial Officer of U.S. Medical, Inc., a Denver, Colorado based privately held distributor of new and used capital medical equipment.  From May of 1994 through July of 1999, he served as President and Chief Financial Officer of W.L.C. Enterprises, Inc., a retail business holding company.  From November 1991 to May 1994, Mr. Critchfield served as Executive Vice President and Chief Financial Officer of Air Methods Corporation, a publicly traded company which is the leading U.S. company in the air medical transportation industry and is the successor company to Cell Technology, Inc., a publicly traded biotechnology company, where he served in a similar capacity from 1987-1991.  From 1986 through September 1987 he served as Vice President of Finance and Administration for Biostar Medical Products, Inc., a developer and manufacturer of diagnostic immunoassays.  In the past, Mr. Critchfield also served as Vice President of Finance for Nuclear Pharmacy, Inc., formerly a publicly traded company and the world’s largest chain of centralized radiopharmacies.  Mr. Critchfield is a certified public accountant in Colorado.  He graduated magna cum laude from California State University-Northridge with a Bachelor of Science degree in Business Administration and Accounting.

Ann L. Steinbarger has been the Senior Vice President, Operations of Corgenix since April 2006 and was the Vice President of Sales and Marketing from May 1998 to April 2006.  Ms. Steinbarger joined Corgenix’s operating subsidiary in January 1996 as Vice President, Sales and Marketing with responsibility for its worldwide marketing and distribution strategies.  Prior to joining Corgenix, Ms. Steinbarger was with Boehringer Mannheim Corporation, Indianapolis, Indiana, a $200 million IVD company.  At Boehringer from 1976 to 1996, she served in a series of increasingly important sales management positions.  Ms. Steinbarger holds a B.S. degree in Microbiology from Purdue University in West Lafayette, Indiana.

Taryn G. Reynolds has been a Vice President of Corgenix since May 1998.  Mr. Reynolds joined Corgenix’s operating subsidiary in 1992, serving first as Director of Administration, then as Managing Director, U.S. Operations.  He has served as Vice President, Operations and in 1999, became Vice President, Facilities and Information Technology.  Prior to joining Corgenix, Mr. Reynolds held executive positions at Brinker International, MJAR Corporation and M&S Incorporated, all Colorado-based property, operational and financial management firms.

Robert Tutag was appointed to the Company’s Board of Directors in September 2006.  Mr. Tutag is currently and since 1990, has been President of Unisource, Inc., a privately held Boulder, Colorado company which identifies and develops niche pharmaceutical products for generic and brand name pharmaceutical companies.  From 1964 through 1982, Mr. Tutag was President and Chief Operating Officer of Tutag Corporation.  In that capacity, he developed and managed operations of Cord Laboratories, one of the original generic pharmaceutical manufacturing companies, in addition to founding and overseeing Geneva Generics, a generic sales and distribution company, which developed into one of the country’s premier companies in its industry. Both Cord Laboratories and Geneva Generics were acquired by Ciba-Geigy Corporation.  During that time period, Mr. Tutag also served as a Director of Geneva Generics and as Vice President of Sales and a Director of Tutag Pharmaceuticals, a branded distribution company. From 1983 through 1989, Mr. Tutag was President and Chief Executive Officer of NBR Financial, Inc., a multi-bank holding company in Boulder, Colorado. Since 1977 until the present, Mr. Tutag has also been editor of GMP Trends, Inc., Boulder, Colorado, an informational newsletter that reviews FDA and GMP inspection reports (483’s) for the pharmaceutical and medical device industries.  Mr. Tutag also served as interim president from 1999-2000 and was a director from 1997-2001 of the Bank of Cherry Creek in Boulder, Colorado.  He received a BBA and an MBA from the University of Michigan.

Dennis Walczewski was appointed to the Company’s Board of Directors on January 3, 2006 to fill the vacancy created by the resignation of Mr. Jun Sasaki on the same day.  Mr. Walczewski’s background consists of over 30 years experience in the Diagnostic and Biotechnology industries.  Mr. Walczewski has held either management or executive positions in Promega, T-Cell Diagnostics, Endogen and Boehringer Manheim (now Roche).  He has been employed by MBL international or MBLI for the previous five years and now is their Chief Executive Officer.  Per our arrangement with MBL, Mr. Walczewski is not compensated by Corgenix for board meetings attended.  Mr. Walczewski hold a B.S. in Chemistry from Suffolk University and an MBA from Indiana Wesleyan University.  Per our arrangement with MBL, Mr. Walczewski is not  compensated by Corgenix for board meetings attended.

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

Larry G. Rau was appointed to the Company’s Board of Directors on March 27, 2006.  Mr. Rau is currently and since 1995, has been President and CEO of Rau Financial Services, a Sioux Falls, South Dakota firm specializing in alternative investments such as 1031 property exchanges, Real Estate, Oil and Gas, and Medical Receivables in addition to stocks and fixed income investments.  From 1986 to 1995, Mr. Rau was an investment executive with A.G. Edwards and UBS PaineWebber, and from 1968 to 1986, he worked in pharmaceutical sales and/or marketing for Cutter Labs, Baxter International and Fort Dodge Labs.

C. David Kikumoto was appointed to the Company’s Board of Directors on March 30, 2006.  Mr. Kikumoto is the founder and is currently the Chief Executive Officer of Denver Management Advisors, a firm that has assembled leading team of health care cost containment specialists in the Rocky Mountain West, providing cost containment services to large employers, insurers, and healthcare providers.  From 1999-2000, Mr. Kikumoto was the President and Vice Chairman at Anthem Blue Cross and Blue Shield, Colorado and Nevada.  He led the merger of Blue Cross and Blue Shield to Anthem resulting in the creation of one of the largest private foundations in the State of Colorado.  Mr. Kikumoto also provided strategic advice and counsel to the new leadership team and served as a liaison to customers, community leaders and regulators.  From 1987 - 1999 Mr. Kikumoto served in several roles at Blue Cross and Blue Shield of Colorado, Nevada and

New Mexico.  From 1993 - 1999 Mr. Kikumoto was the President and Chief Executive Officer.  He directed, developed and created one the first regional Blue Cross and Blue Shield Plans with total membership of 750,000 and annual premium income of $800 million.  From 1991 - 1993 he was the Senior Vice President, Chief Marketing Officer.  Mr. Kikumoto was responsible for the marketing and sales of health, life, dental and workers’ compensation products in a three-state region while concurrently serving as the CEO of several subsidiary companies.  During 1987 - 1991 Mr. Kikumoto was the Vice President, Alternative Delivery Systems.  In that position, he managed health care costs in a three-state region through the development of alternatives to traditional health care models.

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Directors are elected by a plurality of the shareholders at annual or special meetings of shareholders held for that purpose.  There have been no material changes to the way in which shareholders may recommend nominees to the Board of Directors.

Audit Committee

The Company’s Board of Directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)A) of the Exchange Act of 1934.  The members of the audit committee include Messrs. Kikumoto, Tutag and Rau.  The Board of Directors has determined that all of the audit committee members meet the independence requirements of the American Stock Exhcnage and other qualification requirements of the rules of the Nasdaq Stock Market.  The Board of Directors has determined that, by virtue of Mr. Kikumoto having many years experience as both President and Chief Executive Officer, plus a strong accounting background, Mr. Kikumoto qualifies as an “Audit Committee Finncial Expert” as that term is defined in the rules promulgated by the SEC.  In addition, by virtue of Mr. Tutag having over twenty years experience as both President and Chief Operating Officer, plus serving over six years as President and Chief Executive Officer of a multi-bank holding company, Mr. Tutag also qualifies as an “Audit Committee Financial Expert”.  Biographical information for each of these persons is set forth above under “Directors and Executive Officers.”

Code of Ethics

We have adopted a written code of ethics that applies to our CEO and CFO.  A copy of the code of ethics can be found on our website at www.corgenix.com.

COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding Common Stock, to file reports of ownership and changes in ownership with the Commission within specified time periods.  Such officers, directors and stockholders are also required to furnish us with copies of all Section 16 (a) forms they file.

Based solely on our review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16 (a) filing requirements applicable to our officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2007.

Item 10.  Executive Compensation.

The following table shows how much compensation was paid by Corgenix for the last three fiscal years to our Principal Executive Officer, and the other two most highly compensated Executive Officers, for services rendered during such fiscal years (collectively, the “Named Executive Officers”).

Summary Compensation Table
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Stock Incentive Plan Comp ($)	All other Comp. ($)(1)	Total ($)

Douglass T. Simpson	2007	$210,121	$19,570	$—	$95,858	—	$14,697	$340,246
President, Chief	2006	$180,000	—	$—	—	—	$14,540	$194,540
Executive Officer	2005	$157,826	—	$—	$45,510	—	$11,970	$215,306

Dr. Luis R. Lopez	2007	$184,234	$11,742	$—	$47,762	—	$19,223	$262,961
Chairman and Chief	2006	$184,572	—	$—	—	—	$18,289	$202,861
Medical Officer	2005	$180,372	—	$—	$22,200	—	$14,679	$217,251

William H. Critchfield	2007	$179,250	$15,656	$—	$67,134	—	$14,697	$276,737
Senior Vice President	2006	$165,000	$17,556	$40,000	—	—	$14,540	$237,096
Finance and Administration and Chief Financial Officer	2005	$140,916	—	$—	$27,750	—	$13,677	$182,343

(1)  We paid each executive officer an automobile allowance of $500 per month in 2007, 2006 and  2005, in addition to paying approximately 90% of each officer’s group health insurance premium.

(2)  On February 24, 2006, Mr. Critchfield received a restricted stock award of 100,000 shares and a cash bonus to pay the estimated income taxes on said award of $17,556.  The fair market value of the restricted stock at the date of issuance was $0.40.

(3)  Using the Black Scholes valuation of $0.334 per option in fiscal 2007 and $0.222 per option in fiscal 2005.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Weighted Average Option Exercise Price ($/Share)	Option Expiration Dates	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
Douglass T. Simpson	217,946	353,454	—	$0.370	2/25/08- 8/1/13	—	—	—	—
Dr. Luis R. Lopez	110,846	174,054	—	$0.360	10/1/09- 8/1/13	—	—	—	—
William H. Critchfield	139,333	242,667	—	$0.379	12/6/07- 8/1/13	66,667	$19,333	—	—

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Luis R. Lopez M.D.	—	—	—	—	—	—	—
Douglass T. Simpson	—	—	—	—	—	—	—
Robert Tutag	$5,500	—	$13,360	—	—	—	$18,860
Dennis Walczewski	—	—	$13,360	—	—	—	$13,360
Charles H. Scoggin, M.D.	$4,750	—	$13,360	—	—	—	$18,110
Larry G. Rau	$5,500	—	$13,360	—	—	—	$18,860
C. David Kikumoto	$4,500	—	$13,360	—	—	—	$17,860

* Using Black Scholes valuation of $0.334 per option

Our current policy is to pay each independent director $500 per board meeting and $250 per board committee (audit, compensation and nominating) either attended in person or via telephone.  In addition, annually each independent director is granted options to purchase 40,000 shares of the our common stock at the fair market value at the date of grant and vesting 100% upon grant.

Long-Term Incentive Compensation

Effective January 1, 1999, we adopted a Stock Compensation Plan to provide executive officers an opportunity to purchase shares of its common stock as a bonus or in lieu of cash compensation for services rendered.  No issuance of stock was made under the Stock Compensation Plan to any Named Executive Officer during the three fiscal years ended June 30, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2007 and outstanding options held by the Named Executive Officers as of June 30, 2007:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Options at FY-End # Exercisable/Unexercisable	Value of In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Douglass T. Simpson	0	0	217,946/353,454	$63,204/102,502
Dr. Luis R. Lopez	0	0	110,846/174,054	$32,145/50,476
William H. Critchfield	0	0	139,333/242,667	$40,407/70,373

(i)  Based on the price of the Company’s common stock at June 30, 2007 of $0.29 per share.

Employment and Consulting Agreements

We have entered into employment agreements as of July 1, 2006 with the following officers. The current annual salaries are as noted opposite each of their names:

Officer	Current Annual Salary

• Douglass T. Simpson –	$200,450 as of July 1, 2007
• Dr. Luis R. Lopez –	$180,500 as of July 1, 2007

• William H. Critchfield –	$171,000 as of July 1, 2007
• Ann L. Steinbarger –	$152,950 as of July 1, 2007
• Taryn G. Reynolds –	$117,800 as of July 1, 2007

Each of the above employment agreements is for continuously renewable terms of three years, provides for severance payments equal to eighteen month’s salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), and an automobile expense reimbursement of $500 per month.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Corgenix is currently composed of Messrs. Tutag, Scoggin, and Kikumoto, with Mr. Tutag serving as Chairman.  No interlocking relationship exists between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2007, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors, (iii) each executive officer and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, the address of each person shown is c/o Corgenix, 11575 Main Street, Suite 400, Broomfield, CO 80020.  Beneficial ownership, for purposes of this table, includes debt convertible into common stock and options and warrants to purchase common stock that are either currently exercisable or convertible or will be exercisable or convertible within 60 days of June 30, 2007.  Other than Dr. Lopez and Mr. Reynolds, no other director or executive officer beneficially owned more than 5% of the common stock.

The percentage ownership data is based on 14,483,342 shares of our common stock outstanding as of June 30, 2007, in addition to warrants and stock options outstanding in addition to common shares underlying both convertible debt and convertible preferred stock.  Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power.  Shares of common stock subject to options or warrants or underlying convertible debt  that are currently exercisable or convertible, or will become exercisable or convertible, within 60 days of June 30, 2007 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option or warrant, convertible preferred stock, or convertible promissory note, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Number	Percent of Class

Barron Partners LP (2) c/o Barron Capital Advisors, LLC 730 Fifth Avenue, 9th Floor New York, NY 10019	2,923,719	4.90%

CAMOFI Master LDC (3) 350 Madison Avenue New York, NY 10017	2,977,420	4.99%

Truk Opportunity Fund (3) c/o RAM Capital Resources, LLC One East 52nd Street, Sixth Floor New York, NY 10022	2,977,420	4.99%

Taryn G. Reynolds (1)	939,311	6.37%

Ascendiant Capital Group LLC, Ascendiant Securities LLC (4) 18881 Von Karman Avenue, 16th Floor Irvine, CA 92612	2,977,420	4.99%

Dr. Luis R. Lopez (1)	881,347	6.26%

Douglass T. Simpson (1)	426,066	3.50%

William H. Critchfield (1)	249,333	2.15%

Robert Tutag (1)	190,000	1.31%

Ann L. Steinbarger (1)	120,343	1.13%

Larry G. Rau (1)	92,000	0.63%

Dr. Charles H. Scoggin (1)	70,000	0.48%

David Kikumoto (1)	95,000	0.65%

Dennis Walczewski (1)	40,000	0.28%

Mid South Investor Fund	800,000	5.38%

Medical & Biological Laboratories Co., Ltd.	1,549,300	10.08%

All current directors and current executive officers as a group (11 persons)	2,755,375	22.76%

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

(3)                Contractual restrictions in its convertible note, warrants, and purchase agreement with Corgenix prohibit each of CAMOFI and Truk Opportunity Fund from exercising any warrants or converting any debt if such conversion or exercise would cause either entity to exceed 4.99% beneficial ownership of Corgenix.  CAMOFI holds convertible debt and warrants to acquire up to 4,715,494 shares of common stock.  Truk Opportunity Fund holds convertible debt and warrants to acquire up to 2,438,950 shares of common stock, without taking into account interest on the debt, which may also be converted into shares of common stock.  Michael E. Fein and Stephen E. Saltzstein, as principals of Atoll Asset Management, LLC, the Managing Member of Truk Opportunity Fund, LLC, exercise investment and voting control over the securities owned by Truk Opportunity Fund, LLC.  Both Mr. Fein and Mr. Saltzstein disclaim beneficial ownership of the securities owned by Truk Opportunity Fund, LLC.

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

Equity Compensation

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,305,600	$0.38	3,013,667
Equity compensation plans not approved by security holders	—	—	—
Total	2,305,600	$0.38	3,013,667

Item 12.  Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

There have not been any transactions, or series of similar transactions, since the beginning of the our last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $120,000 and in which any director or executive officer of the Company, nominee for election as a director, any five percent security holder or any member of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

Director Independence

Because the Company's common stock is traded on the Over the Counter Bulletin Board, the Company is not subject to the independence requirements of any securities exchange or the Nasdaq regarding our directors, the membership of our board of directors or our committees.   However, the Board has determined that Messrs. Tutag, Kikumoto, Scoggin and Rau are each "independent" as that term is defined by the American Stock Exchange.   Under the American Stock Exchange definition, an independent director is a person who (1) is not an executive officer or employee of the Company; (2) is not currently and has not been over the past three years employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (3) has not (or whose immediate family members have not) been paid more than $100,000 during any period of twelve consecutive months within the past three fiscal years [excluding compensation for board or board committee service, compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or benefits under a tax-qualified retirement plan or non-discretionary compensation]; (4) is not an immediate family member of an individual who is, or at any time during the past three fiscal  years was, employed by the Company as an executive officer; (5) is not (or whose immediate family member is not) a partner in, controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company's securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years; (6) is not (or whose immediate family member is not) employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the compensation committee of such other entity; or (7) is not (or whose immediate family member is not) a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Item 13.  Exhibits and Reports to Form 10-KSB

a.  Index to and Description of Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, as amended, filed with the Company’s Registration Statement on Form 10-SB filed June 29, 1998 and incorporated herein by reference.

3.2	Articles of Amendment to the Articles of Incorporation, filed with the Company’s Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.

3.3

Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock for Corgenix Medical Corporation, filed with the Company’s Form 8-K filed December 30, 2005 and incorporated herein by reference.

3.4	Bylaws, filed with the Company’s Registration Statement on Form 10-SB filed June 29, 1998 and incorporated herein by reference.

10.2

Office Lease dated May 5, 2001 between Crossroads West LLC/Decook Metrotech LLC and Corgenix, Inc., filed as exhibit 10.9 to the Company’s Form 10-KSB filed September 28, 2001 and incorporated herein by reference.

10.3

Guarantee dated November 1, 1997 between William George Fleming, Douglass Simpson and Geoffrey Vernon Callen, filed with the Company’s Registration Statement on Form 10-SB filed June 29, 1998 and incorporated herein by reference.

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

Exhibit Number	Description of Exhibit

10.10	Warrant Agreement dated June 1, 2000 between the Company and Taryn G. Reynolds, filed as exhibit 10.27 to the Company’s Form 10-KSB filed October 2, 2000 and incorporated herein by reference.

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

10.28*	First Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated December 11, 2006

10.29*	Second Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated June 19, 2007.

10.30*	Third Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated July 19, 2007.

10.31

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

Exhibit Number	Description of Exhibit

10.36

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

10.38

Common Stock Purchase Warrant #119 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.8 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.39

Common Stock Purchase Warrant #120 dated December 28, 2005 issued to Ascendiant Securities, L.L.C.¸ filed as exhibit 10.9 to the Company’s quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.40	Form of Barron Lockup Letter, filed as exhibit 10.3 to the Company’s Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.41	Form of Lockup Letter in connection with Secured Convertible Term Note financing, filed as exhibit 10.7 to the Company’s Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.42	Securities Purchase Agreement dated December 28, 2005 by and among Corgenix Medical Corporation and Truk Opportunity Fund, LLC, Truk International Fund, LP, and CAMOFI Master LDC.

10.43

Registration Rights Agreement among Truk International Fund, LP, Truk Opportunity Fund, LLC, CAMOFI Master LDC and Corgenix Medical Corporation, filed as exhibit 10.6 to the Company’s Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.44

Product Development, Manufacturing and Distribution Agreement dated May 13, 2004 between Creative Clinical Concepts, Inc. and the Company, filed as exhibit 10.26 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.45	Supply Agreement dated September 12, 2003 between DiaDexus, Inc. and the Company, filed as exhibit 10.31 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.46

Distribution Agreement and OEM Supply Agreement dated March 31, 2005 between MBL International, Inc. and the Company, filed as exhibit 10.33 to the Company’s Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

10.47	Form of Term Note Security Agreement dated May 19, 2005, filed as exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.48	Form of Common Stock Purchase Warrant dated May 19, 2005, filed as exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.49	Form of Secured Convertible Term Note dated December 30, 2005, filed as exhibit 4.3 to the Company’s Form 8-K filed December 30, 2005 and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.50	Form of AIR Warrant dated December 30, 2005, filed as exhibit 4.4 to the Company’s Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.51	Corgenix Medical Corporation 2005 Incentive Compensation Plan, filed with the Company’s filing of Proxy Statement Schedule 14A Information on October 27, 2005 and incorporated herein by reference.

10.52

Amendment Concerning Secured Convertible Term Notes (including Amendment No. 1 to each Secured Convertible Term Note), filed as exhibit 10 to the Company’s Form 8-K filed December 5, 2006 and incorporated herein by reference.

10.53	Placement Agent Agreement dated June 17, 2007, filed as Exhibit 4.4 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference.

10.54	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference.

10.55	Form of Subscription Agreement, filed as Exhibit 4.2 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference.

10.56	Form of Registration Rights Agreement, filed as Exhibit 4.3 to the Company’s Form 8-K filed July 27, 2007 and incorporated herein by reference.

10.57

Consulting Agreement dated March 1, 2006 between Corgenix Medical Corporation and Gordon E. Ens, filed as Exhibit 10.1 to the Company’s Form 10-QSB filed May 15, 2007 and incorporated herein by reference.

10.58

License Agreement dated March 1, 2007 between Corgenix Medical Corporation and Creative Clinical Concepts, filed as Exhibit 10.2 to the Company’s Form 10-QSB filed May 15, 2007 and incorporated herein by reference.(1)

10.59	Letter Agreement dated August 13, 2007 between Corgenix Medical Corporation and Barron Partners, LP.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10-SB, filed June 29, 1998 and incorporated herein by reference.

21.2*	Consent of Independent Registered Public Account Firm

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

32.2*	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

* Filed herewith

(b)                                 Reports on Form 8-K.

1.   Form 8-K filed January 4, 2007 Other Events

2.   Form 8-K filed February 14, 2007 Results of Operations and Financial Conditions

3.   Form 8-K filed March 1, 2007 Entry into a Material Definitive Agreement and Unregistered Sales of Equity Securities

4.   Form 8-K filed April 26, 2007 Annual Shareholders’ Meeting

5.   Form 8-K filed May 15, 2007 Other Events

6.   Form 8-K filed June 28, 2007 Other Events

7.   Form 8-K filed July 23, 2007 Entry into Material Agreements

Item 14.  Principal Accountant Fees and Services.

Our principal outside accountant who serves as our auditor and our principal outside accountant for preparation of our Federal and State income tax returns is Hein & Associates LLP.  Hein & Associates LLP also was the principal outside accountant for preparation of our Federal and State income tax returns.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants are as follows:

	Audit Fees (Includes Form QSB Reviews & Consents)	Audit-Related Fees	Tax Fees	All Other Fees
2007	$119,310	—	$8,395	$—
2006	$83,225	—	$5,260	$—

Our Audit Committee (the “Committee”), consisting of Messrs. Kikumoto, Tutag and Rau, is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company.  The Committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for us by its registered public accounting firm, provided, however, that de-minimus non-audit services may instead be approved in accordance with applicable SEC rules.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2007 and 2006

(With Independent Registered Public Accounting Firm’s Report Thereon)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2007 and 2006

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Corgenix Medical Corporation:

We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado
September 12, 2007

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets

June 30, 2007 and 2006	2007	2006
Assets
Current assets:

Cash and cash equivalents	$1,324,072	$3,118,494
Accounts receivable, less allowance for doubtful accounts of $94,097 and $13,097	1,225,677	1,362,768
Inventories	2,558,456	1,635,549
Prepaid expenses	99,767	64,596
Total current assets	5,207,972	6,181,407

Property and Equipment:
Capitalized software costs	255,617	122,855
Machinery and laboratory equipment	944,663	671,495
Furniture, fixtures and office equipment	1,808,698	585,399
	3,008,978	1,379,749
Accumulated depreciation and amortization	(798,362)	(1,113,131)

Net Property and equipment	2,210,616	266,618

Intangible assets:
Patents, net of accumulated amortization of $1,117,544 and $1,093,970 respectively	—	—
License	332,838	27,848
	332,838	27,848
Other assets:
Deferred financing costs, net of amortization of $873,729 and $469,065	743,070	1,147,563
Due from officer	12,000	12,000
Due from Biosafe	125,000	250,000
Other	257,180	328,180
Total assets	$8,888,676	$8,213,616

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$1,014,437	$770,151
Current portion of capital lease obligations	223,127	15,945
Accounts payable	844,338	511,397
Accrued payroll and related liabilities	271,994	270,542
Accrued interest	26,741	43,914
Deferred revenue	465,615	—
Accrued liabilities	291,491	364,348
Total current liabilities	3,137,743	1,976,297
Notes payable, net of discount, less current portion	1,000,051	1,290,776
Capital lease obligation, less current portion	442,775	5,130
Deferred Facility Lease Payable, excluding current portion	1,065,227	—
Total liabilities	5,645,796	3,272,203
Commitments and contingencies (notes 1 and 4)

Redeemable common stock, 880,282 shares issued and outstanding, aggregate redemption value of $450,000, net of unaccreted discount and issuance costs of $0	250,000	250,000

Stockholders’ equity:
Convertible Preferred stock, $0.001 par value, liquidation preference $464,730 and $700,000, respectively. Authorized 5,000,000 shares, Issued and outstanding 1,327,800 and 2,000,000 in 2007 and 2006, respectively	1,327,800	2,000,000
Common stock, $0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 14,483,342 and 10,723,205 shares in 2007 and 2006, respectively	13,814	9,895
Additional paid-in capital	13,444,483	12,060,729
Accumulated deficit	(11,808,129)	(9,367,556)
Accumulated other comprehensive income (loss)	14,912	(11,655)
Total stockholders’ equity	2,992,880	4,691,413

Total liabilities and stockholders’ equity	$8,888,676	$8,213,616

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Years ended June 30, 2007 and 2006

	2007	2006
Net sales	$7,367,933	$6,635,779
Cost of sales	2,828,737	2,461,901

Gross profit	4,539,196	4,173,878

Operating expenses:
Selling and marketing	2,065,573	1,626,165
Research and development	812,531	574,021
General and administrative	2,519,196	1,638,575
	5,397,300	3,838,761

Operating income (loss)	(858,104)	335,117

Other income (expense)
Other Income	153,344	86,232
Interest expense	(1,729,367)	(1,991,866)

Net loss before income taxes	(2,434,127)	(1,570,517)
Income taxes	6,446	15,895
Net loss	(2,440,573)	(1,586,412)
Imputed dividends on convertible preferred stock	—	2,280,000
Net loss attributable to common stockholders	$(2,440,573)	$(3,866,412)

Net loss per share basic and diluted	$(0.20)	$(0.41)

Weighted average shares outstanding – basic and diluted	12,467,479	9,482,559

Net loss	$(2,440,573)	$(1,586,412)

Other comprehensive income (loss) – foreign currency translation	26,567	(1,408)

Total comprehensive loss	$(2,414,006)	$(1,585,004)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2007 and 2006

	Preferred						Accumulated
	Stock,	Preferred	Common	Common	Additional		Other	Total
	Number of	Stock	Stock,	Stock,	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	$0.001 par	Number of Shares	$0.001 par	Capital	Deficit	Income	Equity
Balances at July 1, 2005	—	$—	8,172,435	$7,292	$7,966,172	$(5,501,144)	$(13,063)	$2,459,257

Issuance of preferred stock for cash	2,000,000	2,000,000	—	—	2,000,000	(2,000,000)	—	2,000,000
Issuance of common stock in exchange for services	—	—	595,507	596	104,805	—	—	105,401
Issuance of warrants for financing costs	—	—		—	360,950	—	—	360,950
Issuance of common stock in exchange for debt and interest	—	—	1,615,341	1,614	482,989	—	—	484,603
Beneficial conversion feature of institutional convertible note Payable (note 3)	—	—	—	—	1,363,635	—	—	1,363,635
Issuance costs of convertible preferred stock	—	—	—		(228,849)	—	—	(228,849)
Exercise of warrants	—	—	382,738	383	6,537	—	—	6,920
Exercise of stock options	—	—	10,000	10	4,490	—	—	4,500
Cancellation of redeemable stock upon note pay down	—	—	(52,816)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	1,408	1,408
Net loss	—	—	—	—	—	(1,586,412)	—	(1,586,412)
Dividends on convertible preferred stock						(280,000)		(280,000)
Balances at June 30, 2006	2,000,000	2,000,000	10,723,205	9,895	12,060,729	(9,367,556)	(11,655)	4,691,413

Dividends on convertible preferred stock	280,000	280,000	—	—	—	—	—	280,000
Conversion of preferred stock into common stock	(952,200)	(952,200)	2,720,571	2,721	949,479	—	—	—
Issuance of common stock for services	—	—	240,587	241	46,057	—	—	46,298
Issuance of common stock for license	—	—	214,285	214	22,629	—	—	22,843
Issuance of common stock in exchange for debt and interest	—	—	743 142	743	222,201	—	—	222,944
Compensation expense recorded as a result of stock options issued	—	—	—	—	143,388	—	—	143,388
Cancellation of redeemable stock upon note pay down	—	—	(158,448)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	26,567	26,567
Net loss	—	—	—	—	—	(2,440,573)	—	(2,440,573)
Balances at June 30, 2007	1,327,800	$1,327,800	14,483,342	$13,814	$13,444,483	$(11,808,129)	$14,912	$2,992,880

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended June 30, 2007 and 2006	2007	2006
Cash flows from operating activities:
Net loss	$(2,440,573)	$(1,586,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362,326	108,474
Accretion of discount on notes payable	841,896	1,155,870
Amortization of deferred financing costs	404,664	429,625
Equity instruments issued for services	46,298	105,401
Common stock issued for interest	52,156	136,601
Compensation expense recorded for stock options issued	143,388	—
Gain on disposal of equipment	(6,729)	—
Bad debt expense	64,000	64,000
Changes in operating assets and liabilities:
Accounts receivable, net	110,861	(535,021)
Inventories	(918,079)	(419,523)
Prepaid expenses and other assets, net of warrants issued for finance costs	(365,880)	(573,116)
Accounts payable	300,360	54,101
Accrued payroll and related liabilities	18,092	34,121
Accrued interest and other liabilities	491,869	31,320
Net cash used in operating activities	(895,351)	(994,559)

Cash flows used in investing activities:
Proceeds from sale of equipment	43,051	—
Additions to equipment	(299,055)	(93,166)
Net cash used in investing activities	(256,004)	(93,166)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of financing costs	—	1,771,151
Proceeds from issuance of common stock and exercise of stock options and warrants	—	11,420
Proceeds from issuance of notes payable, net of original issue discount	—	1,363,635
Payments on notes payable	(467,547)	(198,833)
Payments on capital lease obligations	(189,689)	(24,049)

Net cash provided (used) by financing activities	(657,236)	2,923,324

Net increase (decrease) in cash and cash equivalents	(1,808,591)	1,835,599

Impact of exchange rate changes on cash	14,169	930

Cash and cash equivalents at beginning of year	3,118,494	1,281,965

Cash and cash equivalents at end of year	$1,324,072	$3,118,494
Supplemental cash flow disclosures:
Cash paid for interest	$456,475	$182,104
Noncash investing and financing activities –
Equipment acquired under capital leases	$834,516	$—
Issuance of stock for debt	$170,788	$348,003
Issuance of stock for license	$22,843	$—
Placement warrants issued in connection with debt financing	$—	$360,969
Conversion of redeemable common stock to note payable	$—	$250,000
Imputed dividends on convertible preferred stock	$—	$2,280,000
Landlord buildout of new facility	$1,207,705	$—
Stock paid for interest	$52,156	$—
Restricted asset applied to note	$250,000	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited (“Corgenix UK”).  Corgenix UK was established as a United Kingdom company during 1996 to market the Company’s products in Europe.  Transactions are generally denominated in U.S. dollars.

(b)                     Principles of Consolidation

The consolidated financial statements include the financial statements of Corgenix Medical Corporation and its wholly owned subsidiaries.  Inter-company balances and transactions have been eliminated in consolidation.

(c)                      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

(f)                        Inventories

Inventories are recorded at the lower of cost or market, using the first-in, first-out method.  A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary.  No such provision was recorded as of and for the two years ended June 30, 2007.  Components of inventories as of June 30 are as follows:

	2007	2006
Raw materials	$412,883	$294,820
Work-in-process	1,355,174	582,091
Finished goods	790,399	758,638
	$2,558,456	$1,635,549

(g)                     Equipment and Software

Equipment and software are recorded at cost.  Equipment under capital leases is recorded initially at the present value of the minimum lease payments.  No equipment was acquired under capital leases in 2006.  Equipment acquired under capital leases amounted to $834,516 in fiscal 2007.  Depreciation and amortization expense, which totaled $362,326 and $108,474 for the years ended June 30, 2007 and 2006, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years.  Capitalized software costs are related to the Company’s web site development, which is being amortized over three years, beginning in October 2002 and its accounting software, which is being amortized over five years, beginning in March 2007.

(h)                     Intangible Assets

Intangible assets consist of purchased patents and goodwill. Purchased patentsand licenses are amortized using the straight-line method over the shorter of 15 years or the remaining life of the patent or license.  The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on July 1, 2002.  Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite lives and licenses acquired with no definite term are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this statement.  Identifiable intangibles with estimated useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets.

On March 1, 2007, we executed an exclusive license agreement (the “License Agreement”) with Creative Clinical Concepts, Inc. (“CCC”).  The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, “Aspirin Effectiveness Technology,” or the “Licensed Products”).  The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term “AspirinWorks”® and related designs.

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment.  Under that cap limitation, the total anniversary payments will not exceed $200,000 in cash, $300,000 in value of shares of common stock (as valued on the date of issue), and 300,000 warrants to purchase shares of common stock at an exercise price of $0.35 per share.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter.  The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

(i)                        Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs included in selling and marketing expenses totaled $63,775 and $57,801 in fiscal 2007 and 2006, respectively.

(j)                        Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for net operating loss and other credit carry forwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the tax effect of transactions are expected to be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

(k)                     Revenue Recognition

Revenue is recognized upon shipment of products.  Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. When revenue is received by a customer in advance of shipment of products, in exchange for a discount, it is credited to deferred revenue and taken into revenue upon eventual shipment of the products.

(l)        Research and Development

Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred.  Research and development expense for the years ended June 30, 2007 and 2006 totaled $812,531 and $574,021 respectively.  Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement.  Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period.  Research and development agreements in effect in 2007 and 2006 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions.  Contract research and development revenues were $136,278 and $62,934 for the years ended June 30, 2007 and 2006, respectively.  Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

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

(n)                     Stock-Based Compensation

Adoption of SFAS 123(R)

Effective July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2005), “Share-Based Payment” (SFAS 123(R)”) using the modified prospective transition method.  In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment (“SAB 107”) in March 2006, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC.  Under the modified prospective transition method, compensation cost recognized in the fiscal year ended June 30, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the year ended June 30, 2007 of $143,388 charged to general and administrative expenses.  This expense increased basic and diluted loss per share by $0.01.  The Company did not recognize a tax benefit from the stock compensation expense because the stock options are incentive stock options.

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

Pro-Forma Stock Compensation Expense forFiscalYear  Ended June  30, 2006

For the fiscal year ended June 30, 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25.  Since all options granted to employees during the fiscal year ended June 30, 2006 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized.  If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been inreased to the following pro-forma amounts:

2006
Net loss attributable to common shareholders as reported	$(3,866,412)
Deduct total stock-based employee compensation expense determined under fair-value method for all awards, net of tax	(120,162)
Pro forma net loss	$(3,986,574)
Net loss per share, basic and diluted as reported	$(0.41)
Net loss per share, basic and diluted pro forma	$(0.42)

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures.  Because of these differences, the pro-forma stock compensation expense presented above for the prior fiscal year ended June 30, 2006 under SFAS 123(R) are not directly comparable.  In accordance with the modified prospective transition method of SFAS 123(R), the prior fiscal year’s comparative results have not been restated.

(o)                     Earnings Per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.  Options and warrants to purchase common stock totaling 34,236,238 and 32,923,526 shares for fiscal years 2007 and 2006 respectively, are not included in the calculation of weighted average common shares-diluted below as their effect would be to lower the net loss per share and thus be anti-dilutive.  Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	2007	2006

Net loss attributable to common stockholders	$(2,434,127)	$(3,866,412)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	10,723,205	8,172,435
Weighted average common equivalent shares issued during year	1,744,274	1,310,124

Weighted average common shares – basic and diluted	12,467,479	9,482,559

Net loss per share – basic and diluted	$(.20)	$(.41)

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

(r)                 Liquidity

The Company has incurred operating losses and negative cash flow from operations for most of its history. Losses incurred since its inception have aggregated $9,528,129, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the future or to pursue its strategic objectives.  Historically, the Company has financed its operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock.  The Company has also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable decreased 10.1% to $1,225,677, from $1,362,768 as of June 30, 2007, primarily as a result of accelerated collection procedures.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived  from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management has been successful in increasing revenues in the current fiscal year ended June 30, 2007 by $732154 or 11.5%., and is forecasting continued revenue growth for the fiscal year ended June 30, 2008.  However, management has not yet achieved the necessary level of operating efficiencies to lower our cost of sales and operating expenses, and consequently, we have scaled back expenditures, periodically delayed payments on accounts payable, and, in November of 2006, entered into a twelve month principal deferral agreement with our convertible debt holders in order to maintain financial liquidity.  This deferral was previously reported in filings to the SEC.  There are significant risks associated with the operating plan and we might be forced to further modify the plan if circumstances change, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we expect to continue incurring operating losses for the first three to six months of fiscal 2008, as it will take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow.  In view of this, in July 2007, we reported that we have entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors.  As of July 31,we had sold $725,000 in interests in this placement.  .

Should any other significant negative events occur, our financial liquidity position will most likely be negatively impacted by our not achieving positive cash flow from operations.  Given all of these circumstances, as noted above, we have secured additional equity financing.  It is also possible that we may also experience future defaults under the agreements with our convertible debt holders and/or redeemable common shareholder, e.g., for non payment of amounts due, in which case they would be entitled to accelerate the amounts payable to them.  We do not believe that any defaults will occur in fiscal 2008. In order to help satisfy our working capital requirements we have raised additional funds through the sale of equity securities. In addition, if we are not able to achieve the hoped-for sales increases, we may need to enter into collaborative agreements with third parties or evaluate the possible divestiture of product lines.  In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

(s)           Recently Issued Accounting Pronouncements

FAS 155 Disclosure, “Accounting for Certain Hybrid Financial Instruments.”  In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 Accounting for Certain Hybrid Financial Instruments (“SFAS 155”).  SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”), and No. 140, Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities (“Statement 140”).  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized

Financial Assets.”  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instruments that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company has not yet determined the impact of the adoption of SFAS 155 on our financial statements, if any.

SFAS No. 156 Disclosure, Accounting for Servicing of Financial Assets-An Amendment to FASB Statement No. 140”  In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140 (“SFAS 156”).  SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  In addition, SFAS 156 permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities.  SFAS 156 is effective for the Company as of January 1, 2007.  The Company does not believe that the adoption of SFAS 156 will have a material impact on its consolidated financial statements.

FASB Interpretation No. 48 Disclosure, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 is effective for the Company as of July 1, 2007.  At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

FAS 157 Fair Value Measurements.  In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The provisions of SFAS 158 are effective as of the end of the fiscal year ending June 30, 2007.  The Company does not believe that the adoption of SFAS 158 will have a material impact on its consolidated financial statements.

SAB 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) . SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered.  The guidance in SAB 108 is effective for the fiscal year ending June 30, 2007.  We do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial statements.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  In November 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company does not believe that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

(2)                     Notes Payable

Notes payable consist of the following at June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006

Convertible term note payable to institutional investors, net of discount of $223,838 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.25% as of June 30, 2007), interest only from June 1, 2006 through October 1, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $39,430.56 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company	$720,992	$695,740

Convertible term note payable to institutional investors, net of discount of $496,504 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (11.25% as of June 30, 2007), interest only from December 28, 2006 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $50,000 plus interest through November 1, 2009, collateralized by all assets of the Company	703,496	415,187

Term note payable to institutional investors, with interest at the greater of 12% or prime plus 3% (12% as of June 30, 2007), interest only payments commencing June 1, 2006 until May 19, 2008, collaterialized by all assets of the Company	500,000	500,000

Restricted, non-amortizing term note payable to institutional investors, with interest at prime (8.25% at June 30, 2007), interest only payments commencing June 1, 2006 until the earlier of May 19, 2008 or the date the proceeds to the company are no longer restricted, collateralized by all assets of the Company	0	250,000

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (10.25% at June 30, 2007) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	90,000	200,000

	2,014,488	2,060,927
Current portion, net of current portion of discount	(1,014,437)	(770,151)
Notes payable, excluding current portion and net of long-term portion of discount	$1,000,051	$1,290,776

The convertible notes payable restrict the payment of dividends on the Company’s common stock.

Aggregate maturities of notes payable by year, as of June 30, 2007, are as follows:

Years ending June 30:
2008	$1,202,017
2009	1,087,167
2010	445,646
Less unaccreted discount on convertible notes	(720,342)
Net maturities	$2,014,488

(3)                     Equity

(a)               Employee Stock Purchase Plan

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation.  The plan is registered under Section 423 of the Internal Revenue Code of 1986.  Each quarter, participant account balances are used to purchase shares of stock at the lesser of  85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter.  No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock.  A total of 200,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the plan.  In fiscal 2006, 30,509 shares were issued under the plan.  In fiscal 2006, 16,145 shares were issued under the plan.

There was no compensation expense recognized for the 15% discount on shares purchased under this plan in fiscal 2007. In fiscal 2006, the compensation expense recognized for the 15% discount on shares purchased under this plan amounted to $1,697.

(b)               Incentive Stock Option Plan

Stock Options as of June 30, 2007

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

The following table summarizes stock options outstanding and changes during the fiscal years ended June 30, 2006 and 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2005	1,077,300	0.41	59.74	$—
Granted	220,000	0.41	77.30
Exercised	(10,000)	0.45	82.00
Cancelled, expired or forfeited	(25,000)	0.30	74.00
Options outstanding at June 30, 2006	1,262,300	0.40	59.74	$—
Granted	1,085,000	0.37	74.90
Exercised	—	—	—
Cancelled, expired or forfeited	(41,700)	0.98	12.25
Options outstanding at June 30, 2007	2,305,600	0.38	64.38	$—
Options exercisable at June 30, 2007	1,172,267	0.39	51.12	$—

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the twelve-month period ended June 30, 2007, was zero as no options were exercised.  Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the year.

Stock options outstanding and currently exercisable at June 30, 2007 are as follows:

Outstanding options				Exercisable options
Range of exercise price	Number	Weighted average remaining contractual life (months)	Weighted average exercise price	Number	Weighted average exercise price

$0.625 — $1.375	83,500	7.98	0.79	83,500	0.79
$0.30 — $0.46	2,222,100	62.47	0.36	1,088,767	0.36

	2,305,600	64.38	$0.38	1,172,267	$0.39

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2007, was approximately $351,019, which is expected to be recognized over a weighted average period of approximately 67.64 months.

The weighted average per share fair value range of stock options granted during the twelve-month periods ending June 30, 2007 and 2006 was $0.018-$0.33 and $0.24-$0.36, respectively.  The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended June 30,
	2007	2006
Volatility	111.5%	111.5%
Expected option term	7 years	7 years
Risk-free interest rate	4.39%	4.39%
Expected dividend yield	0%	0%

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock awards of $3,333 and $13,332 for the three months and fiscal year ended June 30, 2007.  No such share-based compensation expense was recognized for the quarter and  fiscal year ended June 30, 2006.  The following table summarizes Non-vested Restricted Stock and the related activity as of and for the fiscal year ended June 30, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at July 1, 2006	100,000	$0.40
Granted	—	—
Vested	33,333	0.40
Non-vested at June 30, 2007	66,667	$0.40

As of June 30, 2007, there were also 31,930,638 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.23 to $.68 per share with a weighted average exercise price of $.38 per share.  Of these warrants, 115,000 were issued in fiscal 2007 and 20,457,140 were issued in fiscal 2006. Fair value was determined using the Black Scholes option — pricing model with the following assumptions: no expected dividends, volatility of 111.5% in fiscal 2007 and 111.5% to 159.9% in fiscal 2006, risk-free interest rate of 4.39% in fiscal 2007 and 3.30 % to 4.39% in fiscal 2006, and expected lives of seven years in fiscal 2007 and 2006.

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

The Company agreed that a majority of the members of the board of directors, and a majority of the compensation and audit committees, would be qualified independent directors, as defined by the NASD, within 90 days after December 28, 2006. As of March 30, 2006, these requirements have been fulfilled.

(4)                     Commitments and Contingencies

(a)                     Leases

The Company is obligated under various noncancellable operating and capital leases primarily for its operating facilities and certain office equipment.  The leases generally require the Company to pay related insurance costs, maintenance costs and taxes.  Rent expense on operating leases is reflected on a straight-line basis over the lease term.  Future minimum lease payments under noncancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2007, are as follows:

	Capital	Operating
	Leases	Leases
Years ending June 30:
2008	$279,180	$444,227
2009	272,033	441,611
2010	173,805	442,079
2011	48,222	452,191
2012	8,779	417,760
Thereafter	—	150,035
Total future minimum lease Payments	$782,019	$2,347,903

Less amounts representing interest	(116,117)
Present value of minimum capital lease payments	665,902
Less current portion	(223,127)
Capital lease obligations less current portion	$442,775

Rent expense totaled $271,915 and $248,880 for the years ended June 30, 2007 and 2006, respectively.

(b)                     Employment Agreements

The Company has employment agreements with five key employees, all of whom are also stockholders.  In addition to salary and benefit provisions, these agreements include defined commitments by the Company should the employees terminate their employment with or without cause.

(c)                      Redeemable Common Stock and Warrants

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company’s common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated.  For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000.  These warrants were due to expire on July 3, 2007 and may be exercised in whole or in part at any time prior to their expiration.  The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions:  no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years.  The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction.  Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2006).  Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company’s equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company’s Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents.  MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act.  MBL also received standard piggyback registration rights along with certain demand registration rights.

On March 31, 2005, our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM Label products worldwide excluding the U.S., Japan, Korea and Taiwan.  In addition, on August 1, 2005, the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (8.25% as of June 30, 2007) plus two percent with payments commencing before September 1, 2005.  The shares being exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note.  As of June 30, 2007, 211,264 redeemable shares have been returned to the Company under this agreement.  The remaining 440,141 shares will be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2006 through August 30, 2008.  Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008, and re-priced from $0.568 per share to $0.40 per share.

(d)                     Litigation

On January 4, 2007, we filed a complaint in the U.S. District Court for the District of Colorado against Biosafe Laboratories, Inc., a corporation organized and existing under the laws of the State of Illinois.  The complaint stated, among other things, that Corgenix and Biosafe were parties to a non-binding Letter of Intent dated September 12, 2006 (the “LOI”), under which the companies explored the possibility of a licensing arrangement between them for the sale of some of Biosafe’s products.  Upon execution of this non-binding LOI, we paid to Biosafe a deposit of $250,000 (the “Refundable Deposit”).  The LOI specifically required Biosafe to refund $225,000 of that deposit to us in the event that a binding agreement was not reached between the parties . A binding agreement was never reached between the two companies and even though Biosafe was obligated to refund the Refundable Deposit to us and demand was made by us for said Refundable Deposit, Biosafe refused to return the Refundable Deposit.  We brought suit against Biosafe, and sought relief in the form of, but not limited to, the refund of the Refundable Deposit, in addition to all damages sustained.

On February 20, 2007, Biosafe disputed the above claims and filed a counterclaim against us, which stated, among other things, that we failed to go forward with the execution of the binding agreement after the tems of said agreement were fully negotiated and drafted and that the required funding had been secured.  It also claimed that we failed to disclose, in a timely fashion, that we needed Board of Director approval prior to execution of the binding agreement, and overall did not deal with Biosafe in good faith and with fair dealing. Biosafe’s counterclaim claimed damages of $1,000,000.

On March 12, 2007, we filed our reply to the above counterclaims denying the validity of all of the counter claims by Biosafe and again requesting that judgment be entered in our favor and that we be awarded our $225,000 deposit and any other costs.

On June 22, 2007, Corgenix and Biosafe executed a Settlement Agreement (the “Agreement”).  The Agreement brought to an end litigation between the Company and Biosafe relating to theRefundable Deposit.  The Agreement required that Biosafe pay us the sum of $125,000.00 no later than July 2, 2007.  This amount was in fact paid to us on July 2, 2007.  The Agreement also required both the Company and Biosafe to dismiss, with prejudice, all claims related to the Letter of Intent.  The Agreement provided that each party bear its own costs and attorneys fees.

(5)                     Income Taxes

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	2007	2006
Computed expected tax benefit	$(850,000)	$(580,000)
Reduction (increase) in income taxes resulting from:
Permanent differences:
Amortization of debt discount	295,000	405,000
Deferred financing costs	52,000	52,000
Other	(32,000)	18,000
Impact of foreign loss not deductible in the U.S	—	—
Change in valuation allowance	570,000	192,000
Section 382 Limitation Freeup	(92,000)	(92,000)
Other	57,000	5,000
	$—	$—

Deferred tax assets related to the Company’s operati:ons are comprised of the following at June 30, 2007.

Deferred tax assets (liabilities):
Current-
Salary and other accruals	$230,000
Bad debt allowance	35,000
Section 263A inventory capitalization	60,000
Non-Current-
Tax effect of net operating loss carry forward and R & D credit carry forward	1,840,000
Long-lived assets	20,000
Net deferred tax assets	2,185,000
Less valuation allowance	(2,185,000)

Net deferred tax assets	$—

At June 30, 2007, the Company has a net operating loss carry forward for income tax purposes of approximately $3,600,000 expiring during the period from 2014 to 2027.  Research and experimentation tax credit carry forwards approximate $450,000.The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

A valuation allowance in the amount of the deferred tax asset has been recorded due to management’s determination that it is not more likely than not that the tax assets will be utilized.

(6)                     Concentration of Credit Risk

The Company’s customers are principally located in the U.S., although there are a few significant foreign customers.  The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require collateral for receivables.  The Company’s largest customer, a company headquartered in the U.S., represented approximately 16.0% and 5.7% of sales in the years ended June 30, 2007 and 2006, respectively, and approximately 14.4% and 14.8% of accounts receivable at June 30, 2007 and 2006, respectively.

(7)                     Reportable Segments

The Company has two segments of business, North American and international operations.  North American operations transacts all sales in North America (U.S., Canada and Mexico).  International operations transacts all other sales.  The following table sets forth selected financial data for these segments for the years ended June 30, 2007 and 2006.

	Year ended June 30, 2007
	North America	International	Total

Net sales – external customers	$6,528,984	$1,922,388	$8,451,372
Net sales – intercompany	(1,083,439)	—	$(1,083,439)
Total net sales	$5,445,545	$1,922,388	$7,367,933

Depreciation and amortization	$358,755	$3,571	$362,326

Interest expense	$1,726,535	$2,832	$1,729,367

Net income (loss)	$(3,039,249)	$598,676	$(2,440,573)
Segment assets	$8,156,103	$732,573	$8,888,676

	Year ended June 30, 2006
	North America	International	Total
Net sales – external customers	$5,958,442	$1,688,280	$7,646,722
Net sales – intercompany	(1,010,943)	—	$(1,010,943)
Total net sales	$4,947,499	$1,688,280	$6,635,779

Depreciation and amortization	$105,390	$3,084	$108,474

Interest expense	$1,987,926	$3,940	$1,991,866

Net income (loss)	$(2,171,721)	$585,309	$(1,586,412)
Segment assets	$7,625,303	$588,313	$8,213,616

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

September 14, 2007

By:	/s/ William H. Critchfield	By:	/s/ Douglass T. Simpson
William H. Critchfield		Douglass T. Simpson
Senior Vice President and Chief		President and Chief Executive Officer
Financial Officer

		By:	/s/ Luis R. Lopez
Luis R. Lopez
Chief Medical Officer and Chairman of the Board

		By:	/s/ Robert Tutag
Robert Tutag
Director

		By:	/s/ Charles H. Scoggin
Charles H. Scoggin
Director

		By:	/s/ Larry G. Rau
Larry G. Rau
Director

		By:	/s/ Dennis Walczewski
Dennis Walczewski
Director

		By:	/s/ C. David Kikumoto
C. David Kikumoto
Director