Form 10QSB
period 2007-09-30
CORGENIX MEDICAL CORP/CO
filed 2007-11-19
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock outstanding was 25,005,680 as of November 16, 2007.

Transitional Small Business Disclosure Format.     Yes ☐   No ☒

CORGENIX MEDICAL CORPORATION

September 30, 2007

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2007	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,998,053	$1,324,072
Accounts receivable, less allowance for doubtful accounts of $94,097	1,058,672	1,225,677
Inventories	2,657,988	2,558,456
Prepaid expenses	110,759	99,767
Total current assets	5,825,472	5,207,972
Equipment:
Capitalized software costs	255,617	255,617
Machinery and laboratory equipment	957,117	944,663
Furniture, fixtures, leaseholds & office equipment	1,666,870	1,808,698
	2,879,604	3,008,978
Accumulated depreciation and amortization	(881,374)	(798,362)
Net equipment	1,998,230	2,210,616
Intangible assets:
License	356,473	332,838
	356,473	332,838
Other assets:
Deferred financing costs net of amortization of $950,580 and $873,729	666,049	743,070
Due from officer	12,000	12,000
Due from Biosafe	—	125,000
Other assets	235,745	257,180
Total assets	$9,093,969	$8,888,676
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$755,485	$1,014,437
Current portion of capital lease obligations	227,264	223,127
Accounts payable	732,614	844,338
Accrued payroll and related liabilities	286,530	271,994
Accrued interest	22,053	26,741
Deferred revenue	320,375	465,615
Accrued liabilities	183,826	291,491
Total current liabilities	2,528,147	3,137,743
Notes payable, net of discount, less current portion	536,175	1,000,051
Capital lease obligations, less current portion	384,505	442,775
Deferred Facility Lease Payable, excluding current portion	935,715	1,065,227
Total liabilities	4,384,542	5,645,796
Redeemable common stock, $0.001 par value 616,202 and 669,019 shares issued and outstanding, aggregate redemption value of $350,003, and $380,003 net of unaccreted discount and issue costs of $0 (note 5)	250,000	250,000

Stockholders’ equity:
Convertible Preferred stock, $0.001 par value. Liquidation preference of $108,569 and $464,730. Authorized 5,000,000 shares, Issued and outstanding 310,198 and 1,327,800 on September 30 and June 30, respectively	310,198	1,327,800
Common stock, $0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 24,725,431 and 14,483,342 September 30 and June 30, respectively	24,109	13,814
Additional paid-in capital	16,604,295	13,444,483
Accumulated deficit	(12,496,258)	(11,808,129)
Accumulated other comprehensive income	17,083	14,912
Total stockholders’ equity	4,459,427	2,992,880
Total liabilities and stockholders’ equity	$9,093,969	$8,888,676

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Net sales	$2,105,188	$1,694,112
Cost of sales	964,137	645,109

Gross profit	1,141,051	1,049,003

Operating expenses:
Selling and marketing	531,605	487,986
Research and development	163,693	232,687
General and administrative	443,730	596,300

	1,139,028	1,316,973

Operating income (loss)	2,023	(267,970)

Other income (expense):
Other expense	(9,828)	41,370
Interest expense	(680,324)	(616,603)

Net loss	$(688,129)	$(843,203)

Net loss per common share, basic and diluted	$(0.04)	$(0.08)

Weighted average shares outstanding, basic and diluted	19,340,384	11,125,859

Net loss	$(688,129)	$(843,203)

Other comprehensive gain—foreign currency translation gain	2,171	1,702

Total comprehensive loss	$(685,958)	$(841,501)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the three months ended September 30, 2007

(Unaudited)

	Preferred Stock, Number of Shares	Preferred Stock, $0.001 par	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2007	1,327,800	$1,327,800	14,483,342	$13,814	$13,444,483	$(11,808,129)	$14,912	$2,992,880

Issuance of common stock for cash	—	—	3,956,000	3,956	985,044	—	—	989,000
Issuance cost for common stock offering	—	—			(121,259)	—	—	(121,259)
Issuance of common stock for services	—	—	10,000	10	4,390	—	—	4,400
Issuance of common stock in exchange for debt and interest	—	—	2,746,501	2,746	683,879	—	—	686,625
Addition of discount on convertible notes due to contingent conversion feature	—	—	—	—	536,874	—	—	536,874
Conversion of preferred stock into common stock	(1,017,602)	(1,017,602)	3,129,591	3,130	1,014,472	—	—	—
Compensation expense recorded as a result of stock options issued	—	—	—	—	40,065	—	—	40,065
Exercise of warrants	—	—	452,813	453	(453)	—	—	—
Issuance of warrants for license	—	—	—	—	16,800	—	—	16,800
Cancellation of redeemable stock upon note paydown	—	—	(52,816)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	2,171	2,171
Net loss						(688,129)		(688,129)

Balance at September 30, 2007	310,198	$310,198	24,725,431	$24,109	$16,604,295	$(12,496,258)	$17,083	$4,459,427

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(688,129)	$(843,203)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	82,460	77,406
Accretion of discount on note payable	499,357	336,075
Common stock issued for services	4,400	19,488
Common stock issued for interest	27,314	37,554
Compensation expense recorded for stock options issued	40,065	40,375
Amortization of deferred financing costs	76,851	135,206
Changes in operating assets and liabilities:
Accounts receivable, net	173,898	(79,334)
Inventories	(97,261)	(355,320)
Prepaid expenses and other assets, net	130,181	(72,434)
Accounts payable	(125,678)	13,805)
Accrued payroll and related liabilities	12,602	102,086
Accrued interest and other liabilities	(230,126)	(5,853)

Net cash provided (used) in operating activities	(94,066)	(594,149)

Cash flows used in investing activities:
Additions to equipment	(25,304)	(192,733)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of financing costs	867,741	—
Payments on notes payable	(26,000)	(218,282)
Payments on capital lease obligations	(54,133)	(40,297)

Net cash provided by (used in) financing activities	787,608	(258,579)

Net increase (decrease) in cash and cash equivalents	668,238	(1,045,461)

Impact of exchange rate changes on cash	5,743	2,869

Cash and cash equivalents at beginning of period	1,324,072	3,118,494
Cash and cash equivalents at end of period	$1,998,053	$2,075,902

Supplemental cash flow disclosures:
Cash paid for interest	$85,569	$119,479
Noncash investing and financing activities-
Equipment acquired under capital leases	$—	$589,116
Issuance of warrants for license	$16,800	$—
Issuance of stock for debt	$659,311	$118,719
Conversion of preferred stock into common stock	$1,017,602	$—
Conversion of redeemable common stock to note payable	$—	$180,000
Landlord buildout of new facility	$—	$1,207,705
Restricted asset applied to note	$—	$250,000
Addition of discount on convertible notes due to contingent conversion feature	$536,874	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Outlook

                In fiscal 2008, we are focused on accelerating the market launch of our AspirinWorks assay, continuing to seek clearance by the FDA of our Anti-AtherOx Test Kit, submission of a 510(k) Premarket Notification to the FDA for the Company’s Atherox Test Kit, completing further clinical studies for our Hyaluronic Test Kit and our Fibromyalgia Test Kit and continuing the development and strategic collaboration towards the development of a group of products to detect potential bio-terrorism agents.

                Our balance sheet, cash flow and liquidity positions have continued to improve and hopefully will allow us to take advantage of opportunities, as we focus primarily on the organic growth of our business.

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

Recent Developments

On July 25, 2007 and September 17, 2007, we entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors.

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

The Shares and Warrants were offered and sold in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D there under.  Each investor is an “accredited investor” as defined in Rule 501 of the same.

The sale of the Shares and Warrants also included a Registration Rights Agreement whereby we provided the purchasers with “piggy back” registration rights if we propose to register securities under the 1933 Act.

As of September 17, 2007, we had sold the maximum amount plus over allotment amounting to $989,000 in Shares and Warrants.

Terra Nova Financial, LLC, an Illinois limited liability company (“Terra Nova”), acted as a placement agent for the Company. Iliad Advisors, LLC, an Illinois limited liability company (“Iliad Advisors”), provided advisory services to Terra Nova on the transaction.  As compensation for Terra Nova’s services, we paid Terra Nova a fee equal to 7% of the aggregate offering price, at each close of each stage of the transaction.

Terra Nova’s fee also included warrants, due to Terra Nova at the close of the transaction, to purchase shares of our common stock at the exercise price of $0.25 per share.  Since Terra Nova succeeded in selling the maximum offering plus the over-allotment, totaling an aggregate of $989,000, it received $69,230 in cash, and warrants to purchase 276,920 shares of common stock at an exercise price of $0.25 per share.

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

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter.  The License Agreement’s caps on payments from us to CCC do not apply to royalty payments. Royalty payments for the quarter ended September 30, 2007 were minimal.

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

The License Agreement required that we forgive all unpaid fees, costs and expenses due to us under that certain Product Developing, Manufacturing, and Distribution Agreement between us and CCC dated May 13, 2005.  The License Agreement also requires that we forgive all unpaid fees, costs, expenses and charges due to us under that certain license agreement between the parties and McMaster University, dated October 19, 2005.  The total value of such forgiven fees, costs, expenses and charges was approximately $230,000 and was capitalized as part of the license on the accompanying balance sheet.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.  The results of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2007 and the results of operations and its cash flows for the three months ended September 30, 2007 and 2006.

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

2.             EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.  Stock options to purchase 1,085,000 shares were granted in fiscal 2007. Stock options to purchase 150,000 shares were granted during the quarter ended September 30, 2007. Options and warrants to purchase common stock totaling 34,366,238 and 33,998,526 shares as of September 30, 2007 and 2006, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended September 30, 2007	3 Months ended September 30, 2006

Net loss	$(688,129)	$(843,203)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	14,483,342	10,723,205
Weighted average common equivalent shares issued during year	4,857,042	402,654

Weighted average common shares — basic and diluted	19,340,384	11,125,859

Net loss per share — basic and diluted	$(0.04)	$(0.08)

3.             INCOME TAXES

On July 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which was issued in July 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. There were no unrecognized tax benefits as of July 1, 2007, the date that FIN 48 was adopted. If there was an adjustment related to implementation of FIN 48, there would be a reduction to the deferred tax assets and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit. If any unrecognized benefit would be recognized, it would not affect the Company’s effective tax rate since it is subject to a full valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of September 30, 2007.

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

The Company did not record a provision for income taxes for the three month periods ended September 30, 2007 or 2006 as a result of operating losses and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein.

4.             SEGMENT INFORMATION

The Company has two segments of business: North American and International operations.  North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales.  The following table sets forth selected financial data for these segments for the three-month periods ended September 30, 2007 and 2006.

		Three Months Ended September 30
		North America	International	Total
Net sales	2007	$1,630,689	$474,499	$2,105,188
	2006	$1,245,518	$389,435	$1,634,953

Net income (loss)	2007	$(797,423)	$109,294	$(688,129)
	2006	$(968,639)	$125,436	$(843,203)

Depreciation and	2007	$81,270	$1,190	$82,460
amortization	2006	$76,302	$1,104	$77,406

Interest expense, net	2007	$679,293	$1,031	$680,324
	2006	$616,078	$525	$616,603

Segment assets September 30,	2007	$8,296,678	$797,291	$9,093,969
June 30,	2007	$8,156,103	$732,573	$8,888,676

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

On March 31, 2005 our distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan.  In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (7.75% as of September 30, 2007) plus two percent with payments commencing before September 1, 2005.  The shares being exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of September 30, 2007,  264,080 redeemable shares have been returned to the Company under this agreement. The remaining 440,141 shares will be redeemable by the Company at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008.  Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

6.              STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment”(“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provision so SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended September 30, 2007 of $40,065 charged to general and administrative expenses. This expense increased basic and diluted loss per share by less than $0.01 for the quarter, compared to reported basic and diluted loss per share of $.03. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more than likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

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

Stock Options as of the Quarterly Period Ended September 30, 2007

The Company’s Amended and Restated 1999 Incentive Stock Plan, the 2006 and 2007 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by the Company’s Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

The following table summarizes stock options outstanding and changes during the quarterly period ended September 30, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2007	2,305,600	0.38	64.38	$—
Granted	150,000	0.44	84.0
Exercised	—	—	—	—
Cancelled or forfeited	—	—	—	—
Options outstanding at September 30, 2007	2,455,600	0.382	64.38	$313,865
Options exercisable at September 30, 2007	1,588,933	0.43	42.93	$169,517

The total intrinsic value, or the difference between the exercise price and the market price on the exercise dates, of all options exercised during the quarterly period ended September 30, 2007, was zero as no options were exercised. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the quarter.

Stock options outstanding and currently exercisable at September 30, 2007 are as follows:

Outstanding options				Exercisable options
Range of exercise price	Number	Weighted average remaining contractual life (months)	Weighted average exercise price	Number	Weighted average exercise price
0.625 — 1.375	83,500	4.975	$0.787	83,500	$0.79
0.30-0.46	2,372,100	61.020	0.368	1,505,433	0.41

	2,455,600	64.38	$0.382	1,588,933	$0.43

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2007 was approximately $152,926 which is expected to be recognized over a weighted average period of approximately 65 months.

The weighted average per share fair value of stock options granted during the quarterly periods ending September 30, 2007 and 2006 was $0.34 and $0.33, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2007	2006
Volatility	84.7%	111.5%
Expected option term	7 years	7 years
Risk-free interest rate	4.40%	4.39%
Expected dividend yield	0%	0%

In addition to the stock options discussed above, the Company recognized share-basis compensation expense related to Restricted Stock awards, of $3,333 for the three months ended September 30, 2007 and 2006. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the quarter ended September 30, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at July 1, 2007	66,667	$0.40
Granted	—	—
Vested	—	—
Non-vested at September 30, 2007	66,667	$0.40

7.              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

8.              NOTES PAYABLE

Notes payable consist of the following at September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007

Convertible term note payable to institutional investors, net of discount of $137,680 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (10.75% and 11.25% as of September 30, 2007 and June 30, 2007), interest only from June 1, 2006 through October 1, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $19,350.71 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	$326,735	$720,992

Convertible term note payable to institutional investors, net of discount of $620,178 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (10.75% and 11.25% as of September 30, 2007 and June 30, 2007), interest only from December 28, 2006 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546.04 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	400,926	703,496

Term note payable to institutional investors, with interest at the greater of 12% or prime plus 3% (10.75% and 11.25% as of September 30, 2007 and June 30, 2007), interest only payments commencing June 1, 2006 until May 19, 2008, collateralized by all assets of the Company	500,000	500,000

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (9.75% and 10.25% as of September 30, 2007 and June 30, 2007) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	64,000	90,000
	1,291,661	2,014,488
Current portion, net of current portion of discount	(755,485)	(1,014,437)
Notes payable, excluding current portion and net of long-term portion of discount	$536,175	$1,000,051

The convertible notes payable restrict the payment of dividends on the Company’s common stock.

Item 2.

CORGENIX MEDICAL CORPORATION

Management’s Discussion and Analysis Of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

General

Since the Company’s inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 52 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes direct sales representatives, contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

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

Results of Operations

Three Months Ended September 30, 2007 compared to 2006

Net sales. Net sales for the quarter ended September 30, 2007 were $2,105,188 a 24.3% increase from $1,694,112 for the quarter ended September 30, 2006. This increase resulted primarily from an increae in worldwide demand for most of our product lines. Total North American sales increased $385,171 or 30.9% to $1,630,689 while total sales to international distributors increased $85,064 or 21.8% to $474,499 from year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales increased $137,120 or 13.9% to $1,122,332 whereas international direct product-only sales increased $13,206 or 3.6% to $376,667.  Worldwide category results were as follows: Phospholipids kit sales increased $56,917 or 6.5% to $931,803 for the period. Coagulation kit sales increased $117,716 or 30.6% to $502,617. HA kit sales increased $61,041 or 34.1% to $240,298, and Autoimmune kit sales increased $7,842 or 30.2% to $33,794. Additionally, worldwide OEM/contract manufacturing revenues increased $128,077, or  45.1% to $412,073. Overall, worldwide non-product revenue increased $96,907, or 99.7% to $194,116. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2008.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 45.8% for the quarter ended September 30, 2007 from 38.1% in 2005. This increase was primarily attributable to an unexpected scrapping of numerous production lots of one of our larger product lines. This, normally difficult to produce product, encountered numerous difficulties during the quarter which resulted in a much higher than normal failure rate. Management has implemented a number of changes to the manufacturing process and the quality control testing protocols, but at this time it is not known whether or not this will be a recurring problem.

Selling and marketing.  For the quarter ended September 30, 2007, selling and marketing expenses increased 8.9%

to $531,605 from $487,986 for the quarter ended September 30, 2006.  The increase was primarily due to increases in advertising, sales commissions, consulting fees, trade shows and royalties.

Research and development. Research and development expenses decreased 29.7% to $163,693 for the quarter ended September 30, 2007, from $232,687 for the quarter ended September 30, 2006.  This decrease primarily involved decreases in labor-related costs, clinical studies expense, travel-related expenses, and consulting fees, partially offset by reductions in legal fees and laboratory supplies.

General and administrative. For the quarter ended September 30, 2007, general and administrative expenses decreased $152,570 or 25.6% to $443,730 from $596,300 for the quarter ended September 30, 2006.  This decrease was primarily attributable to decreases in labor-related expenses, outside services, consulting expenses, and supplies, partially offset by increases in equipment lease expense, rent and legal expenses.

Interest expense. Interest expense increased $63,721 or 10.3% to $680,324 for the quarter ended September 30, 2007, from $616,603 for the quarter ended September 30, 2006 due primarily to the additional discount and acceleration of the discount amortization on the convertible notes due to the contingent conversion feature, partially offset by a reduction of the amortization of deferred financing costs and discount on the notes payable as a result of the recently completed (November 2006) principal payment deferral on the Company’s convertible debt.

Liquidity and Capital Resources

For the quarter ended September 30, 2007, cash used by operating activities amounted to $94,066, versus cash used by operating activities of $594,149 for the quarter ended September 30, 2006. The cash used by operations for the quarter resulted primarily from the net loss for the current period, plus a decrease in accounts payable, an increase in inventories and a decrease in accrued liabilities.

Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $25,304 for the quarter ended September 30, 2007, compared to purchases of laboratory, computer and office equipment totaling $192,733 for the quarter ended September 30, 2006. This substantial decrease was due to a reduction of capital expenditures compared to the prior year’s move to a new and larger facility, which necessitated increased spending on new furniture, computers, laboratory and refrigeration equipment and flooring.

                Net cash provided by financing activities amounted to $787,608 for the quarter ended September 30, 2007 compared to cash used by financing activities of $258,579 for the quarter ended September 30, 2006. This large difference in cash provided by financing activities versus the amount used by financing activities in the comparable prior year was primarily due to the proceeds of the recently closed common stock private placement, in addition to the decreased principal payments on notes payable in the current period as a result of the principal deferral agreement reached in November 2006.

                Cash on the balance sheet amounted to $1,998,053 as of September 30, 2007 compared to $1,324,072 as of  June 30, 2007.

                Working capital as of  September 30, 2007 amounted to $3,297,325 compared to $2,070,229 as of June 30, 2007.

                Total liabilities were $4,384,542 as of September 30, 2007 compared to $5,645,796 as of June 30, 2007.

                Stockholders’ equity amounted to $4,459,427 as of September 30, 2007 compared to $2,992,880 as of June 30m, 2007.

The Company has incurred operating losses and negative cash flow from operations for most of its history. Losses incurred since its inception, net of dividends on convertible preferred stock, have aggregated $10,216,258, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the future or to pursue its strategic objectives.  Historically, the Company has financed its operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock.  The Company has also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable decreased 13.6% to $1,058,672 from $1,225,677 as of September 30, 2006, primarily as a result of accelerated collection procedures.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived  from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management has been successful in increasing revenues in the current quarter ended September 30, 2007 by $411,076 or 24.3%., and is forecasting continued revenue growth for the remainder of the fiscal year ended June 30, 2008.  However, management has not yet achieved the necessary level of operating efficiencies to lower our cost of sales and operating expenses, and consequently, we have scaled back expenditures, periodically delayed payments on accounts payable, and, in November of 2006, entered into a twelve month principal deferral agreement with our convertible debt holders in order to maintain financial liquidity.  This deferral was previously reported in filings to the SEC.  There are significant risks associated with the operating plan and we might be forced to further modify the plan if circumstances change, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we expect to continue incurring operating losses for the first three to six months of fiscal 2008, as it will take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow.  In view of this, in July 2007, we reported that we had entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors.  As of September 30, we had sold the maximum $989,000 in interests in this placement.  .

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

Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the entire 32,000 square feet of the Property is initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2007, then increased to approximately $9.60 per square foot on August 28 2007, then increases to approximately $10.93 per square foot on January 28, 2008, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $13.18 per square foot during the final year of the initial Term.

The base lease rate for an extension period is 100% of the then prevailing market rental rate (but in no event less than the rent for the last month of the then current Term) and shall thereafter increase annually by 3% for the remainder of the applicable extension period.

We have not invested in any real estate or real estate mortgages.

Item 3.

Controls and Procedures

                Under the supervision and with the participation of the Company’s President and Chief Accounting Officer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(b) or Rule 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective and ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the President and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred stock, have aggregated $10,216,258, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed our operations primarily through long-term debt and the sales of common, redeemable common and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable decreased 13.6% to $1,058,672, from $1,225,677 as of June 30, 2007 primarily as a result of accelerated collection procedures.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived  from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management has been successful in increasing revenues in the current fiscal quarter ended September 30, 2007 by $411,075 or 24.3%., and is forecasting continued revenue growth for the fiscal year ended June 30, 2008. However, management has not yet achieved the necessary level of operating efficiencies to lower our cost of sales and operating expenses, and consequently, we have scaled back expenditures, periodically delayed payments on accounts payable, and, in November of 2006, entered into a twelve month principal deferral agreement with our convertible debt holders in order to maintain financial liquidity. This deferral was previously reported in filings to the SEC.  There are significant risks associated with the operating plan and we might be forced to further modify the plan if circumstances change, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we expect to continue incurring operating losses for the first three to six months of fiscal 2008, as it will take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow.  In view of this, in July 2007, we reported that we have entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors.  As of September 30, 2007, we  sold the maximum $989,000 in Shares and Warrants in this offering.  See Recent Developments.

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

We believe our success will depend to a significant extent on the efforts and abilities of certain key officers and employees, who would be difficult to replace.  There can be no assurance that we will be successful in attracting and retaining such skilled personnel, who are generally in high demand by other companies.  The loss of, inability to attract, or poor performance by key scientific and executive personnel may have a material adverse effect on our business, financial condition and results of operations.

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

*                 Filed herewith.

(b)           Reports on Form 8-K.

    1.         Form 8-K filed July 23, 2007 Entry into Material Agreements

    2.         Form 8-K filed September 21, 2007 Entry into Material Agreements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

November 19, 2007	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)