Form 10QSB
period 2007-12-31
CORGENIX MEDICAL CORP/CO
filed 2008-02-12
CIK 1063665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of Common Stock outstanding was 26,075,932 as of February 11, 2008.

Transitional Small Business Disclosure Format. Yes ☐  No ☒

CORGENIX MEDICAL CORPORATION

December 31, 2007

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2007	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,894,416	$1,324,072
Accounts receivable, less allowance for doubtful accounts of $94,097	1,116,832	1,225,677
Inventories	2,530,739	2,558,456
Prepaid expenses	110,624	99,767
Total current assets	5,652,611	5,207,972
Equipment:
Capitalized software costs	255,617	255,617
Machinery and laboratory equipment	953,919	944,663
Furniture, fixtures, leaseholds & office equipment	1,667,696	1,808,698
	2,877,232	3,008,978
Accumulated depreciation and amortization	(981,683)	(798,362)
Net equipment	1,895,549	2,210,616
Intangible assets:
License	344,591	332,838
	344,591	332,838
Other assets:
Deferred financing costs net of amortization of $1,027,432 and $873,729	602,284	743,070
Due from officer	12,000	12,000
Due from Biosafe	—	125,000
Other assets	214,312	257,180
Total assets	$8,721,347	$8,888,676
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$889,353	$1,014,437
Current portion of capital lease obligations	233,719	223,127
Accounts payable	616,280	844,338
Accrued payroll and related liabilities	275,266	271,994
Accrued interest	24,239	26,741
Deferred revenue	1,752	465,615
Accrued liabilities	224,928	291,491
Total current liabilities	2,265,537	3,137,743
Notes payable, net of discount, less current portion	472,493	1,000,051
Capital lease obligations, less current portion	324,754	442,775
Deferred Facility Lease Payable, excluding current portion	909,603	1,065,227
Total liabilities	3,972,387	5,645,796
Redeemable common stock, $0.001 par value 531,696 (unaudited) and 669,019 shares issued and outstanding, aggregate redemption value of $350,003 (unaudited), and $380,003 net of unaccreted discount and issue costs of $0 (note 5)	250,000	250,000

Stockholders’ equity:
Convertible Preferred stock, $0.001 par value. Liquidation preference of $99,485 (unaudited) and $464,730. Authorized 5,000,000 shares, Issued and outstanding 284,242 (unaudited) and 1,327,800 on December 31 and June 30, respectively	284,242	1,327,800
Common stock, $0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 25,347,825 (unaudited) and 14,483,342 December 31 and June 30, respectively	24,815	13,814
Additional paid-in capital	16,786,268	13,444,483
Accumulated deficit	(12,556,568)	(11,808,129)
Accumulated other comprehensive income (loss)	(39,797)	14,912
Total stockholders’ equity	4,498,960	2,992,880
Total liabilities and stockholders’ equity	$8,721,347	$8,888,676

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(Unaudited)		(Unaudited)
Net sales	$2,399,038	$1,684,811	$4,504,226	$3,378,923
Cost of sales	1,052,837	671,799	2,016,974	1,316,908

Gross profit	1,346,201	1,013,012	2,487,252	2,062,015

Operating expenses:
Selling and marketing	492,175	577,752	1,023,780	1,065,738
Research and development	148,572	173,120	312,265	405,807
General and administrative	481,230	697,179	924,960	1,293,479
Total expenses	1,121,977	1,448,051	2,261,005	2,765,024

Operating income (loss)	224,224	(435,039)	226,247	(703,009)

Other income (expense)
Other income, net	21,516	17,902	11,688	59,272
Interest expense	(306,050)	(490,984)	(986,374)	(1,107,587)

Net loss	(60,310)	(908,121)	(748,439)	(1,751,324)

Net loss per share, basic and diluted	$(0.00)	$(0.08)	$(0.03)	$(0.15)

Weighted average shares outstanding, basic and diluted (note 2)	25,048,943	11,959,592	22,179,066	11,542,725

Net loss	$(60,310)	$(908,121)	(748,439)	(1,751,324)

Other comprehensive income (loss)-foreign currency translation	(56,880)	2,694	(54,709)	4,396

Total comprehensive loss	$(117,190)	$(905,427)	$(803,148)	(1,746,928)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity
For the six months ended December 31, 2007
(Unaudited)

	Preferred Stock, Number of Shares	Preferred Stock, $0.001 par	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2007	1,327,800	$1,327,800	14,483,342	$13,814	$13,444,483	$(11,808,129)	$14,912	$2,992,880

Issuance of common stock for cash	—	—	3,956,000	3,956	985,044	—	—	989,000
Issuance cost for common stock offering	—	—	—	—	(137,671)	—	—	(137,671)
Issuance of common stock for services	—	—	10,000	10	7,723	—	—	7,733
Issuance of common stock in exchange for debt and interest	—	—	3,193,335	3,192	804,734	—	—	807,926
Addition of discount on convertible notes due to contingent conversion feature	—	—	—	—	536,874	—	—	536,874
Conversion of preferred stock into common stock	(1,043,558)	(1,043,558)	3,215,869	3,216	1,040,342	—	—	—
Compensation expense recorded as a result of stock options issued	—	—	—	—	88,566	—	—	88,566
Exercise of warrants	—	—	626,600	627	(627)	—	—	—
Issuance of warrants for license	—	—	—	—	16,800	—	—	16,800
Cancellation of redeemable stock upon note pay down	—	—	(137,322)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(54,709)	(54,709)
Net loss	—	—	—	—	—	(748,439)	—	(748,439)

Balance at December 31, 2007	284,242	$284,242	25,347,825	$24,815	$16,786,268	$(12,556,568)	$(39,797)	$4,498,960

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	December 31, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(748,439)	$(1,751,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,326	170,132
Accretion of discount on note payable	649,440	582,921
Gain on disposal of equipment	—	(6,729)
Common stock issued for services	7,733	33,645
Common stock issued for interest	86,718	52,156
Compensation expense recorded for stock options issued	88,566	71,694
Amortization of deferred financing costs	153,703	250,960
Changes in operating assets and liabilities:
Accounts receivable, net	107,479	(26,032)
Inventories	27,121	(548,770)
Prepaid expenses and other assets, net	137,586	(243,402)
Accounts payable	(280,783)	(190,286)
Accrued payroll and related liabilities	7,554	31,594
Accrued interest and other liabilities	(537,394)	35,904

Net cash used in operating activities	(105,390)	(1,104,901)

Cash flows used in investing activities:
Proceeds from disposal of equipment	—	43,051
Additions to equipment	(23,985)	(214,974)
Net cash used in investing activities	(23,985)	(171,923)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of financing costs	851,329	—
Payments on notes payable	(44,000)	(407,547)
Payments on capital lease obligations	(107,429)	(87,632)

Net cash provided by (used in) financing activities	699,900	(495,179)

Net increase (decrease) in cash and cash equivalents	570,525	(1,772,003)

Impact of exchange rate changes on cash	(181)	6,460

Cash and cash equivalents at beginning of period	1,324,072	3,118,494
Cash and cash equivalents at end of period	$1,894,416	$1,352,951

Supplemental cash flow disclosures:
Cash paid for interest	$103,096	$232,385
Noncash investing and financing activities-
Equipment acquired under capital leases	$—	$718,338
Issuance of warrants for license	$16,800	$—
Issuance of stock for debt	$721,208	$170,788
Conversion of preferred stock into common stock	$1,043,558	$—
Conversion of redeemable common stock to note payable	$—	$—
Restricted asset applied to note	$—	$250,000
Preferred Stock issued in kind for dividend	$—	$280,000
Addition of discount on convertible notes due to contingent conversion feature	$536,874	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Outlook

                In fiscal 2008, we are focused on accelerating the market launch of our AspirinWorks assay, continuing to seek clearance by the FDA of our Anti-AtherOx Test Kit, submission of a 510(k) Premarket Notification to the FDA for the Company’s AtherOx Test Kit, completing further clinical studies for our Hyaluronic Acid Test Kit and our Fibromyalgia Test Kit and continuing the development and strategic collaboration towards the development of a group of products to detect potential bio-terrorism agents.

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

We believe that there is a present and growing need for non-invasive, simple and accurate confirmation of aspirin effectiveness and aspirin therapy, and that the License Agreement will position us to provide products to meet this need.  Since 2005, Corgenix and CCC have been engaged in a collaborative partnership to develop, manufacture and market products for aspirin monitoring, including the AspirinWorks® Test Kit, a simple urine test that measures a person’s response to aspirin and allows physicians to determine the effect of aspirin therapy on an individual basis.  Under terms of the original agreement, CCC and Corgenix had agreed to equally share expenses and revenues that resulted from the business.  Under the License Agreement, Corgenix acquired the remaining 50 percent of the license to CCC’s Aspirin Effectiveness Technology, thereby owning 100 percent of the rights to CCC’s Aspirin Effectiveness Technology.

The License Agreement requires CCC to provide us with a worldwide, perpetual license for the use of CCC’s Aspirin Effectiveness Technology.  Additionally, CCC provided us with the names of contacts, customer lists, market information, competitive information and technology related to CCC’s already-developed market in Aspirin Effectiveness Technology.  The License Agreement requires CCC to assist with the manufacture of products derived from the Aspirin Effectiveness Technology, and also provide us with a right of first refusal with regard to any new products developed by CCC for the purpose of measuring aspirin effectiveness and the use of thromboxane and prostacyclin metabolites to determine the effect of aspirin on platelets or endothelial cells.

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

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter.  The License Agreement’s caps on payments from us to CCC do not apply to royalty payments. Royalty payments for the quarter ended December 31, 2007 were minimal.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.  The results of operations for the three months and six months ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at December 31, 2007 and the results of operations and its cash flows for the three months and six months ended December 31, 2007 and 2006.

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

2.                                      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.   Stock options to purchase 150,000 shares were granted during the quarter ended September 30, 2007. No options were granted during the quarter ended December 31, 2007. Options and warrants to purchase common stock totaling 36,516,735 shares as of December 31, 2007, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended December 31, 2007	3 Months ended December 31, 2006	6 Months ended December 31, 2007	6 Months ended December 31, 2006
Net loss	$(60,310)	$(908,121)	(748,439)	$(1,751,324)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	24,725,431	11,318,291	14,483,342	10,723,205
Weighted average common equivalent shares issued during the period	323,512	641,301	7,695,724	819,520

Weighted average common shares — basic and diluted	25,048,943	11,959,592	22,179,066	11,542,725

Net loss per share — basic and diluted	$(0.00)	$(0.08)	$(0.03)	$(0.15)

3.                                      INCOME TAXES

On July 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which was issued in July 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. There were no unrecognized tax benefits as of July 1, 2007, the date that FIN 48 was adopted. If there was an adjustment related to implementation of FIN 48, there would be a reduction to the deferred tax assets and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit. If any unrecognized benefit would be recognized, it would not affect our effective tax rate since it is subject to a full valuation allowance.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of  December 31, 2007.

A valuation allowance was provided for deferred tax assets, as we are unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

We did not record a provision for income taxes for the three and six month periods ended December 31, 2007 or 2006 as a result of operating losses and current estimated operating results for the current fiscal year. We have recorded valuation allowances to fully reserve our deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein.

4.                                      SEGMENT INFORMATION

The Company has two segments of business: North American and International operations. North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales. The following table sets forth selected financial data for these segments for the three-and six-month periods ended December 31, 2007 and 2006.

		Three Months Ended December 31,			Six Months Ended December 31,
		North America	International	Total	North America	International	Total
Net sales	2007	$1,736,015	$663,023	$2,399,038	$3,366,704	$1,137,522	$4,504,226
	2006	$1,188,375	$496,436	$1,684,811	$2,481,401	$897,522	$3,378,923

Net income (loss)	2007	$(295,427)	$235,117	$(60,310)	$(1,091,628)	$343,189	$(748,439)
	2006	$(1,049,929)	$141,808	$(908,121)	$(2,020,530)	$269,206	$(1,751,324)

Depreciation and	2007	$111,738	$1,128	$112,866	$193,094	$2,232	$195,326
Amortization	2006	$91,598	$1,128	$92,726	$167,900	$2,232	$170,132

Interest expense, net	2007	$(305,104)	$(946)	$(306,050)	$(984,397)	$(1,977)	$(986,374)
	2006	$(490,094)	$(890)	$(490,984)	$(1,106172)	$(1,415)	$(1,107,587)

Segment assets:
December 31,	2007	$8,021,972	$699,375	$8,721,347	$8,021,972	$699,375	$8,721,347
June 30,	2007	$8,156,103	$732,573	$8,888,676	$8,156,103	$732,573	$8,888,676

5.                                      REDEEMABLE COMMON STOCK

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of our common stock for $500,000, which MBL can require us to repurchase at the same price in the event that a previously existing distribution agreement with their wholly owned subsidiary RhiGene, Inc. (“Rhigene”) is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants originally expired on July 3, 2007 and were to be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrants upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2005). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of our equity securities, the liquidation or dissolution of the Company or the amendment of any provision of our Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

On March 31, 2005 our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants us non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan.  In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141 of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (7.25% as of December 31, 2007) plus two percent with payments commencing before September 1, 2005.  The shares being exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of December 31, 2007,  348,586 redeemable shares have been returned to us under this agreement. The remaining 440,141 shares will be redeemable by us at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008.  Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

6.                                      STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly and six-month periods ended December 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provision so SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly and six-month period ended December 31, 2007 of $48,501 and $88,566 respectively, charged to general and administrative expenses. This expense decreased basic and diluted income per share by less than $0.01 for the quarter ended December 31, 2007, and increased basic and diluted loss per share by less than $0.01 for the six months ended December 31, 2007 compared to reported basic and diluted income per share of $0.00 for the quarter and loss per share of $0.03 for the six-month period. We did not recognize a tax benefit from the stock compensation expense because we consider it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

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

Stock Options as of the Six-Month Period Ended December 31, 2007

The Company’s Amended and Restated 1999 Incentive Stock Plan, the 2006 and 2007 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

The following table summarizes stock options outstanding and changes during the six-month period ended December 31, 2007:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2007	2,305,600	0.38	64.38	$—
Granted	150,000	0.44	84.0
Exercised	—	—	—	—
Cancelled or forfeited	6,000	0.625	—	—
Options outstanding at December 31, 2007	2,449,600	0.381	56.25	$171,539
Options exercisable at December 31, 2007	1,582,933	0.43	40.49	$77,606

The total intrinsic value, or the difference between the exercise price and the market price on the exercise dates, of all options exercised during the six-month period ended December 31, 2007, was zero as no options were exercised. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the quarter.

Stock options outstanding and currently exercisable at December 31, 2007 are as follows:

Outstanding options				Exercisable options
Range of exercise price	Number	Weighted average remaining contractual life (months)	Weighted average exercise price	Number	Weighted average exercise price
0.625 — 1.375	77,500	2.205	$0.80	77,500	$0.80
0.30 — 0.46	2,372,100	58.020	0.368	1,505,433	0.41

	2,449,600	56.254	$0.381	1,582,933	$0.43

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2007 was approximately $152,926 which is expected to be recognized over a weighted average period of approximately 65 months.

The weighted average per share fair value of stock options granted during the six-month periods ending December 31, 2007 and 2006 was $0.34 and $0.33, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended December 31,
	2007	2006
Volatility	84.7%	111.5%
Expected option term	7 years	7 years
Risk-free interest rate	4.40%	4.39%
Expected dividend yield	0%	0%

In addition to the stock options discussed above, the Company recognized share-basis compensation expense related to Restricted Stock awards, of $3,333 for the three months ended December 31, 2007 and 2006. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the quarter ended December 31, 2007:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at July 1, 2007	66,667	$0.40
Granted	—	—
Vested	—	—
Non-vested at December 31, 2007	66,667	$0.40

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

In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

8.                                      NOTES PAYABLE

Notes payable consist of the following at December 31, 2007 and June 30, 2007:

	December 30, 2007	June 30, 2007

Convertible term note payable to institutional investors, net of discount of $117,317 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (10.75% and 11.25% as of December 31, 2007 and June 30, 2007), interest only from June 1, 2006 through October 1, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $19,350.71 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	$327,746	$720,992

Convertible term note payable to institutional investors, net of discount of $490,459 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (10.75% and 11.25% as of December 31, 2007 and June 30, 2007), interest only from December 28, 2006 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546.04 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	488,100	703,496

Term note payable to institutional investors, with interest at the greater of 12% or prime plus 3% (10.75% and 11.25% as of December 31, 2007 and June 30, 2007), interest only payments commencing June 1, 2006 until May 19, 2008, collateralized by all assets of the Company	500,000	500,000

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (9.75% and 10.25% as of December 31, 2007 and June 30, 2007) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	46,000	90,000
	1,361,846	2,014,488
Current portion, net of current portion of discount	(889,353)	(1,014,437)

Notes payable, excluding current portion and net of long-term portion of discount	$472,493	$1,000,051

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

In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

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

We disclosed in Note 1 to its consolidated financial statements included in the Form 10-KSB those accounting policies that we consider to be significant in determining our results of operations and financial position. There have been no material changes to or application of the accounting policies previously identified and described in the Form 10-KSB.

We maintain an allowance for doubtful accounts based on our historical experience and provides for any specific collection issues that are identified. Such allowances have historically been adequate to provide for our doubtful accounts but involve a significant degree of management judgment and estimation. Worse than expected future economic conditions, unknown customer credit problems and other factors may require additional allowances for doubtful accounts to be provided for in future periods.

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

Results of Operations

Three Months Ended December 31, 2007 compared to 2006

Net sales. Net sales for the quarter ended December 31, 2007 were $2,399,038 a 42.4% increase from $1,684,811 for the quarter ended December 31, 2006. This increase resulted primarily from an increase in worldwide demand for most of our product lines. Total North American sales increased $547,640 or 46.1%  to $1,736,015 while total sales to international distributors increased $166,587 or 33.6% to $663,023 from year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales increased $213,837 or 23.2 % to $1,134,809 whereas international direct product-only sales increased $122,354 or 31.1% to $515,778.  Worldwide category results were as follows: Phospholipids kit sales increased $237,503 or 31.5% to $990,754 for the period. Coagulation kit sales increased $32,808 or 7.7% to $460,107. HA kit sales increased $110,924 or 41.7% to $363,321, while Autoimmune kit sales decreased $9,315 or 32.0% to $19,773. Additionally, worldwide OEM/contract manufacturing revenues increased $397,754, or  71.2% to $956,624. Overall, worldwide non-product revenue increased $104,498, or 109.4% to $200,040. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2008.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 43.9% for the quarter ended December 31, 2007 from 39.9% in 2006. This increase was primarily attributable to increases in raw material costs due to price increases of certain key materials.

Selling and marketing.  For the quarter ended December 31, 2007, selling and marketing expenses decreased 14.8% to $492,175 from $577,752 for the quarter ended December 31, 2006.  The decrease was primarily due to decreases in labor-related expense and consulting expenses, partially offset by increases in royalties, trade show expenses, travel-related expenses, commissions and advertising.

Research and development. Research and development expenses decreased 14.2% to $148,572 for the quarter ended December 31, 2007, from $173,120 for the quarter ended December 31, 2006.  This decrease primarily involved decreases in labor-related costs, laboratory supplies, and product testing expenses, partially offset by increases in legal fees, clinical studies expense and legal expense.

General and administrative. For the quarter ended December 31, 2007, general and administrative expenses decreased $215,949 or 31.0% to $481,230 from $697,179 for the quarter ended December 31, 2006.  This decrease was primarily attributable to decreases in aborted licensing costs, merger related costs, outside services, sales and use taxes, consulting expenses, and bad debt expense partially offset by increases in bank charges, insurance expense, labor-related expenses, repairs and maintenance, and legal expenses.

Interest expense. Interest expense decreased $184,934 or 37.7% to $306,050 for the quarter ended December 31, 2007, from $490,984 for the quarter ended December 31, 2006 due primarily to a reduction of the amortization of deferred financing costs and discount on the notes payable as a result of the twelve month principal payment deferral on the Company’s convertible debt which commenced in November 2006, partially offset by the additional discount and amortization on the convertible notes triggered by the common stock private placement during the first fiscal quarter.

Six Months Ended December 31, 2007 compared to 2006

Net sales. Net sales for the six months ended December 31, 2007 were $4,504,226 a 33.3% increase from $3,378,923 for the six months ended December 31, 2006. This increase resulted primarily from an increase in worldwide demand for most of our product lines. Total North American sales increased $885,303 or 35.7 to $3,366,704 while total sales to international distributors increased $240,000 or 26.7% to $1,137,522 from year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales increased $350,956 or 18.4% to $1,134,140 whereas international direct product-only sales increased $135,560 or 17.9% to $892,445.  Worldwide category results were as follows: Phospholipids kit sales increased $294,420 or 18.1% to $1,922,557 for the period. Coagulation kit sales increased $150,524 or 18.5% to $962,724. HA kit sales increased $167,964 or 38.6% to $603,619, while Autoimmune kit sales decreased $1,472 or 2.7% to $53,567. Additionally, worldwide OEM/contract manufacturing revenues increased $397,754, or  71.2% to $956,624. Overall, worldwide non-product revenue increased $201,406, or 004.5% to $394,157. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2008.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 44.8% for the six months ended December 31, 2007 from 39.0% in 2006. This increase was primarily attributable to an increase in raw materials costs as mentioned above plus unexpected scrapping of numerous production lots of one of our larger product lines during the first fiscal quarter. This, normally difficult to produce product, encountered numerous difficulties during the first fiscal quarter which resulted in a much higher than normal failure rate. Management has implemented a number of changes to the manufacturing process and the quality control testing protocols, and this problem did not reoccur during the second fiscal quarter.

Selling and marketing.  For the six months ended December 31, 2007, selling and marketing expenses decreased 3.9% to $1,023,780 from $1,065,738 for the six months ended December 31, 2006.  The decrease was primarily due to decreases in  labor-related expense, trade show expenses, and retention kits partially offset by an increase in royalties.

Research and development. Research and development expenses decreased 23.1% to $312,265 for the six months ended December 31, 2007, from $405,807 for the six months ended December 31, 2006.  This decrease primarily involved decreases in labor-related costs, travel-related expenses, and product testing expenses, partially offset by increases in legal fees and laboratory supplies.

General and administrative. For the six months ended December 31, 2007, general and administrative expenses decreased $368,519 or 28.5% to $924,960 from $1,293,479 for the six months ended December 31, 2006.  This decrease was primarily attributable to decreases in aborted licensing costs, merger related costs, labor-related expenses, outside services, consulting expenses, and supplies, partially offset by increases in equipment lease expense, rent and legal expenses.

Interest expense. Interest expense decreased $121,213 or 10.9% to $986,374 for the six months ended December 31, 2007, from $1,107,587 for the six months ended December 31, 2006 due primarily to a reduction of the amortization of deferred financing costs and discount on the notes payable as a result of the twelve month principal payment deferral on the Company’s convertible debt which commenced in November 2006, partially offset by the additional discount and acceleration of the discount amortization on the convertible notes triggered by the common stock private placement during the first fiscal quarter.

Liquidity and Capital Resources

For the six months ended December 31, 2007, cash used by operating activities amounted to $105,390, versus $1,104,901 for the six months ended December 31, 2006. The significant decrease in cash used by operations for the current six month period resulted primarily from a substantially reduced net loss for the current period, plus a decrease in accounts receivable, and a decrease in prepaid expenses and other assets partially offset by a large decrease in accounts payable and accrued interest and other liabilities plus a small increase in inventories.

Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $23,985 for the six months ended December 31, 2007, compared to purchases of laboratory, computer and office equipment totaling $171,923 for the six months ended December 31, 2006. This substantial decrease in capital expenditures was due to the June 2007 move to a new and larger facility, which necessitated increased spending on new furniture, computers, laboratory and refrigeration equipment and flooring in the prior fiscal year.

                Net cash provided by financing activities amounted to $699,900 for the six months ended December 31, 2007 compared to cash used by financing activities of $495,179 for the six months ended December 31, 2006. This large difference in cash provided by financing activities versus the amount used by financing activities in the comparable prior year was primarily due to the proceeds of the recently closed common stock private placement, in addition to the decreased principal payments on notes payable in the current period as a result of the principal deferral agreement reached in November 2006.

                Cash on the balance sheet amounted to $1,894,416 as of December 31, 2007 compared to $1,324,072 as of  June 30, 2007.

                Working capital as of  December 31, 2007 amounted to $3,387,074 compared to $2,070,229 as of June 30, 2007.

                Total liabilities were $3,972,387 as of December 31, 2007 compared to $5,645,796 as of June 30, 2007.

                Stockholders’ equity amounted to $4,498,960 as of December 31, 2007 compared to $2,992,880 as of June 30, 2007.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since its inception, net of dividends on convertible preferred stock, have aggregated $10,276,568, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed its operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable decreased 8.9% to $1,116,832 from $1,225,677 as of June 30, 2007, primarily as a result of accelerated collection procedures.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived  from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Although we cannot yet conclude that the above objectives have been fully met, management has been successful in increasing revenues in the current six months ended December 31, 2007 by $1,125,303 or 33.3%, and is forecasting continued revenue growth for the remainder of the fiscal year ended June 30, 2008.  In addition, during the initial six months of fiscal 2008, management has been successful in reducing operating expenses by $521,716 or 18.9%, converting an operating loss of $703,009 for the prior fiscal year’s initial six-month period into operating income of $286,911 in the current period and substantially reducing our negative cash flow from operations.

Although the operating plan is intended to achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be fully successful in our efforts, as it will take additional time for our strategic and operating initiatives to have a sustained positive effect on our business operations and cash flow.  In view of this, in July 2007, we reported that we had entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors.  As of September 30, 2007 we had sold the maximum $989,000 in interests in this placement.

Should any other significant negative events occur, our financial liquidity position will most likely be negatively impacted by our not achieving positive cash flow from operations.  Given all of these circumstances, as noted above, we have secured additional equity financing.  It is also possible that we may also experience future defaults under the agreements with our convertible debt holders and/or redeemable common shareholder, e.g., for non payment of amounts due, in which case they would be entitled to accelerate the amounts payable to them.  However, we do not believe that any defaults will occur in fiscal 2008 or thereafter. Management believes that we will have adequate resources to continue operations for longer than 12 months.

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

Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the entire 32,000 square feet of the Property is initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2007, then increased to approximately $9.60 per square foot on August 28 2007, then increased to approximately $10.93 per square foot on January 28, 2008, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $13.18 per square foot during the final year of the initial Term.

The base lease rate for an extension period is 100% of the then prevailing market rental rate (but in no event less than the rent for the last month of the then current Term) and shall thereafter increase annually by 3% for the remainder of the applicable extension period.

We have not invested in any real estate or real estate mortgages.

Item 3.

Controls and Procedures

Under the supervision and with the participation of our President and Chief Accounting Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(b) or Rule 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective and ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the President and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $10,276,568 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant changes from our budget, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

CORGENIX MEDICAL CORPORATION

February 11, 2008	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ William H. Critchfield
William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)