Form 10QSB
period 2008-03-31
CORGENIX MEDICAL CORP/CO
filed 2008-05-15
CIK 1063665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of Common Stock outstanding was 28,658,717 as of May 15, 2008.

Transitional Small Business Disclosure Format. Yes ☐  No ☒

CORGENIX MEDICAL CORPORATION

March 31, 2008

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2008	June 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,652,080	$1,324,072
Accounts receivable, less allowance for doubtful accounts of $94,097	1,220,311	1,225,677
Inventories	2,747,284	2,558,456
Prepaid expenses	171,114	99,767
Total current assets	5,790,789	5,207,972
Equipment:
Capitalized software costs	255,617	255,617
Machinery and laboratory equipment	953,919	944,663
Furniture, fixtures, leaseholds & office equipment	1,685,328	1,808,698
	2,894,864	3,008,978
Accumulated depreciation and amortization	(1,084,096)	(798,362)
Net equipment	1,810,768	2,210,616
Intangible assets:
License	338,650	332,838
	338,650	332,838
Other assets:
Deferred financing costs net of amortization of $1,104,284 and $873,729	512,344	743,070
Due from officer	12,000	12,000
Due from Biosafe	—	125,000
Other assets	192,878	257,180
Total assets	$8,657,429	$8,888,676
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$976,713	$1,014,437
Current portion of capital lease obligations	239,783	223,127
Accounts payable	765,756	844,338
Accrued payroll and related liabilities	282,612	271,994
Accrued interest	27,074	26,741
Deferred revenue	—	465,615
Accrued liabilities	245,084	291,491
Total current liabilities	2,537,022	3,137,743
Notes payable, net of discount, less current portion	332,292	1,000,051
Capital lease obligations, less current portion	264,041	442,775
Deferred Facility Lease Payable, excluding current portion	872,851	1,065,227
Total liabilities	4,006,206	5,645,796
Redeemable common stock, $0.001 par value 531,696 (unaudited) and 669,019 shares issued and outstanding, aggregate redemption value of $302,003 (unaudited), and $380,003 net of unaccreted discount and issue costs of $0 (note 5)	250,000	250,000

Stockholders’ equity:
Convertible Preferred stock, $0.001 par value. Liquidation preference of $0 (unaudited) and $464,730. Authorized 5,000,000 shares, Issued and outstanding 0 (unaudited) and 1,327,800 on March 31 and June 30, respectively	—	1,327,800
Common stock, $0.001 par value. Authorized 100,000,000 shares; Issued and outstanding 27,336,978 (unaudited) and 14,483,342 March 31 and June 30, respectively	26,805	13,814
Additional paid-in capital	17,292,240	13,444,483
Accumulated deficit	(12,908,670)	(11,808,129)
Accumulated other comprehensive income (loss)	(9,152)	14,912
Total stockholders’ equity	4,401,223	2,992,880
Total liabilities and stockholders’ equity	$8,657,429	$8,888,676

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended		Nine months ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Unaudited)		(Unaudited)
Net sales	$1,950,829	$2,011,995	$6,455,055	$5,390,918
Cost of sales	811,239	816,907	2,828,213	2,133,815

Gross profit	1,139,590	1,195,088	3,626,842	3,257,103

Operating expenses:
Selling and marketing	500,235	504,120	1,524,014	1,569,858
Research and development	165,932	180,254	478,197	586,061
General and administrative	536,335	548,137	1,461,296	1,841,616
Total expenses	1,202,502	1,232,511	3,463,507	3,997,535

Operating income (loss)	(62,912)	(37,423)	163,335	(740,432)

Other income (expense)
Other income, net	12,230	16,513	23,918	75,785
Interest expense	(301,420)	(308,460)	(1,287,794)	(1,416,047)

Net loss	(352,102)	(329,370)	(1,100,541)	(2,080,694)

Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.17)

Weighted average shares outstanding, basic and diluted (note 2)	26,462,150	13,079,649	23,601,550	12,047,554

Net loss	$(352,102)	$(329,370)	$(1,100,541)	$(2,080,694)

Other comprehensive income (loss)-foreign currency translation	30,645	842	(24,064)	5,238

Total comprehensive loss	$(321,457)	$(328,528)	$(1,124,605)	$(2,075,456)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity
For the nine months ended March 31, 2008
(Unaudited)

	Preferred Stock, Number of Shares	Preferred Stock, $0.001 par	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance at June 30, 2007	1,327,800	$1,327,800	14,483,342	$13,814	$13,444,483	$(11,808,129)	$14,912	$2,992,880

Issuance of common stock for cash	—	—	3,956,000	3,956	985,044	—	—	989,000
Issuance cost for common stock offering	—	—	—	—	(220,336)	—	—	(220,336)
Issuance of common stock for services	—	—	21,724	22	16,202	—	—	16,224
Issuance of common stock in exchange for debt and interest	—	—	4,120,693	4,120	1,045,237	—	—	1,049,357
Addition of discount on convertible notes due to contingent conversion feature	—	—	—	—	536,875	—	—	536,875
Conversion of preferred stock into common stock	(1,327,800)	(1,327,800)	4,160,689	4,161	1,323,639	—	—	—
Compensation expense recorded as a result of stock options issued	—	—	—	—	145,028	—	—	145,028
Exercise of warrants	—	—	731,851	732	(732)	—	—	—
Issuance of warrants for license	—	—	—	—	16,800	—	—	16,800
Cancellation of redeemable stock upon note pay down	—	—	(137,321)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(24,064)	(24,064)
Net loss	—	—	—	—	—	(1,100,541)	—	(1,100,541)

Balance at March 31, 2008	—	$—	27,336,978	$26,805	$17,292,240	$(12,908,670)	$(9,152)	$4,401,223

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,100,541)	$(2,080,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303,698	264,972
Accretion of discount on note payable	800,291	711,693
Gain on disposal of equipment	—	(6,729)
Bad debt expense	—	50,000
Common stock issued for services	16,224	40,053
Common stock issued for interest	142,458	52,156
Compensation expense recorded for stock options issued	145,028	107,541
Amortization of deferred financing costs	230,555	327,812
Changes in operating assets and liabilities:
Accounts receivable, net	3,237	206,940
Inventories	(189,640)	(749,344)
Prepaid expenses and other assets, net	110,533	(494,688)
Accounts payable	(98,509)	417,790
Accrued payroll and related liabilities	15,050	34,422
Accrued interest and other liabilities	(553,006)	5,309

Net cash used in operating activities	(174,622)	(1,112,767)

Cash flows used in investing activities:
Proceeds from disposal of equipment	—	43,051
Additions to equipment	(41,786)	(231,210)
Net cash used in investing activities	(41,786)	(188,159)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of financing costs	768,664	—
Payments on notes payable	(62,000)	(437,547)
Payments on capital lease obligations	(162,078)	(136,088)
Net cash provided by (used in) financing activities	544,586	(573,635)

Net increase (decrease) in cash and cash equivalents	328,178	(1,874,561)

Impact of exchange rate changes on cash	(170)	7,831

Cash and cash equivalents at beginning of period	1,324,072	3,118,494
Cash and cash equivalents at end of period	$1,652,080	$1,251,764

Supplemental cash flow disclosures:
Cash paid for interest	$119,978	$342,360
Noncash investing and financing activities-
Equipment acquired under capital leases	$—	$718,338
Issuance of warrants for license	$16,800	$—
Issuance of stock for debt	$906,899	$170,788
Issuance of stock for license	$—	$22,843
Conversion of preferred stock into common stock	$1,327,800	$—
Preferred Stock issued in kind for dividend	$—	$280,000
Addition of discount on convertible notes due to contingent conversion feature	$536,874	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Outlook

In fiscal 2008, we are focused on accelerating the market launch of our AspirinWorks assay, creating market awareness for our recently FDA cleared Anti-AtherOx Test Kit, submission of a 510(k) Premarket Notification to the FDA for the Company’s AtherOx Test Kit, completing further clinical studies for our Hyaluronic Acid Test Kit. and continuing the development and strategic collaboration towards the development of a group of products to detect potential bio-terrorism agents.

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

Recent Developments

On April 10, 2008, we received 510(k) clearance by the United States Food and Drug Administration (FDA) for the Company’s Anti-Atherox® Test Kit. This new laboratory test now available worldwide utilizes the Company’s patented Anti-Atherox® technology to detect antibodies in individuals with important autoimmune diseases.

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

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter.  The License Agreement’s caps on payments from us to CCC do not apply to royalty payments. Royalty payments for the quarter ended March 31, 2008 were minimal.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.  The results of operations for the three months and nine months ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2008 and the results of operations and its cash flows for the three months and nine months ended March 31, 2008 and 2007.

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

2.                                      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.   Stock options to purchase 40,000 and 190,000 shares were granted during the quarter and nine months ended March 31, 2008. No options were granted during the quarter ended March 31, 2007 and stock options to purchase 1,085,000 shares were granted during the nine months ended March 31, 2007.Options and warrants to purchase common stock totaling 36,548,710 shares as of March 31, 2008, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended March 31, 2008	3 Months ended March 31, 2007	9 Months ended March 31, 2008	9 Months ended March 31, 2007
Net loss	$(352,102)	$(329,370)	(1,100,541)	$(2,080,694)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	25,347,825	10,723,205	14,483,342	10,723,205
Weighted average common equivalent shares issued during the period	1,114,325	2,356,444	9,118,208	1,324,349

Weighted average common shares — basic and diluted	26,462,150	13,079,649	23,601,550	12,047,554
Net loss per share — basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.17)

3.                                      INCOME TAXES

On July 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which was issued in July 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. There were no unrecognized tax benefits as of July 1, 2007, the date that FIN 48 was adopted. If there was an adjustment related to implementation of FIN 48, there would be a reduction to the deferred tax assets and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit. If any unrecognized benefit would be recognized, it would not affect our effective tax rate since it is subject to a full valuation allowance.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of  March 31, 2008.

A valuation allowance was provided for deferred tax assets, as we are unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

We did not record a provision for income taxes for the three and nine month periods ended March 31, 2008 or 2007 as a result of operating losses and current estimated operating results for the current fiscal year. We have recorded valuation allowances to fully reserve our deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein.

4.                                      SEGMENT INFORMATION

The Company has two segments of business: North American and International operations. North American operations transacts all sales in North America (US, Canada and Mexico). International operations transacts all other sales. The following table sets forth selected financial data for these segments for the three-and nine-month periods ended March 31, 2008 and 2007.

		Three Months Ended March 31,			Nine Months Ended March 31,
		Domestic	International	Total	Domestic	International	Total
Net sales	2008	$1,412,552	$538,277	$1,950,829	$4,779,256	$1,675,799	$6,455,055
	2007	$1,456,522	555,473	2,011,995	3,937,923	1,452,995	5,390,918

Net income (loss)	2008	$(551,046)	198,944	(352,102)	(1,642,207)	541,666	(1,100,541)
	2007	$(529,522)	200,152	(329,370)	(2,547,990)	467,296	(2,080,694)

Depreciation and	2008	$107,439	933	108,372	300,371	3,327	303,698
Amortization	2007	$93,690	1,150	94,840	261,590	3,382	264,972

Interest expense, net	2008	$(300,889)	(531)	(301,420)	(1,285,286)	(2,508)	(1,287,794)
	2007	$(307,775)	(685)	(308,460)	(1,413,947)	(2,100)	(1,416,047)

Segment assets
March 31,	2008	$7,842,810	814,619	8,657,429	7,842,810	814,619	8,657,429
June 30,	2007	$8,156,103	732,573	8,888,676	8,156,103	732,573	8,888,676

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

On March 31, 2005 our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants us non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the United States and exclusive distribution rights to the OEM Label products worldwide excluding the United States, Japan, Korea and Taiwan.  In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half or 440,141 of the original redeemable shares are exchanged for a three-year promissory note payable with interest at prime (7.25% as of March 31, 2008) plus two percent with payments commencing before September 1, 2005.  The shares being exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of March 31, 2008, 348,586 redeemable shares have been returned to us under this agreement. The remaining 440,141 shares will be redeemable by us at $0.568 per share as of August 1, 2008 for any shares still owned at that time by MBL and only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2005 through August 30, 2008.  Finally, the warrants originally issued to MBL to purchase 880,282 shares have been extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

6.                                      STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective July 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers and directors and consultants, including stock options based on estimated fair values.Stock-based compensation expense  recognized in the Statement of Operations for the three and nine  months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest and reduced, if necessary, for estimated forfeitures.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly and nine-month period ended March 31, 2008 of $56,462 and $145,028 respectively, charged to general and administrative expenses. This expense increased basic and diluted net loss per share by less than $0.01 for the quarter ended March 31, 2008, and increased basic and diluted loss per share by less than $0.01 for the nine months ended March 31, 2008 compared to reported basic and diluted income per share of $0.01 for the quarter and loss per share of $0.05 for the nine-month period. We did not recognize a tax benefit from the stock compensation expense because we consider it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over recent periods equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over recent periods for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107 and as further explained and expanded by SAB 110..

Stock Options as of the Nine-Month Period Ended March 31, 2008

The Company’s Amended and Restated 1999 Incentive Stock Plan, the 2007 and 2007 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

The following table summarizes stock options outstanding and changes during the nine-month period ended March 31, 2008:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2007	2,305,600	0.38	64.38	$—
Granted	190,000	0.44	84.0
Exercised	—	—	—	—
Cancelled or forfeited	123,500	0.65	23.64	—
Options outstanding at March 31, 2008	2,372,100	0.369	55.10	$167,940
Options exercisable at March 31, 2008	1,505,433	0.37	40.20	$87,211

The total intrinsic value, or the difference between the exercise price and the market price on the exercise dates, of all options exercised during the nine month period ended March 31, 2008, was zero as no options were exercised. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the quarter.

Stock options outstanding and currently exercisable at March 31, 2008 are as follows:

Outstanding options				Exercisable options
Range of exercise price	Number	Weighted average remaining contractual life (months)	Weighted average exercise price	Number	Weighted average exercise price
0.30 — 0.46	2,372,100	55.104	0.369	1,505,433	0.37

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2008 was approximately $152,926 which is expected to be recognized over a weighted average period of approximately 65 months.

The weighted average per share fair value of stock options granted during the nine month periods ending March 31, 2008 and 2007 was $0.44 and $0.33, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended March 31,
	2008	2007
Volatility	84.7%	111.5%
Expected option term	7 years	7 years
Risk-free interest rate	4.40%	4.39%
Expected dividend yield	0%	0%

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock awards, of $16,224 for the nine months ended March 31, 2008 and 2007. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the quarter ended March 31, 2008:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at July 1, 2007	66,667	$0.40
Granted	—	—
Vested	—	—
Non-vested at March 31, 2008	66,667	$0.40

7.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FAS 157, Fair Value Measurements.  In September, 2007, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

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

8.                                      NOTES PAYABLE

Notes payable consist of the following at March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
Convertible term note payable to institutional investors, net of discount of $88,221 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (8.25% and 11.25% as of March 31, 2008 and June 30, 2007), interest only from June 1, 2007 through October 1, 2007 and, via a note modification dated November 30, 2007, December 1, 2007 through November 1, 2007 and then due in monthly installments of $19,350.71 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company	$298,790	$720,992

Convertible term note payable to institutional investors, net of discount of $368,704 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (8.25% and 11.25% as of March 31, 2008 and June 30, 2007), interest only from December 28, 2007 through June, 2007 and, via a note modification dated November 30, 2007, December 1, 2007 through November 1, 2007 and then due in monthly installments of $42,546.04 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company	482,215	703,496

Term note payable to institutional investors, with interest at the greater of 12% or prime plus 3% (8.25% and 11.25% as of March 31, 2008 and June 30, 2007), interest only payments commencing June 1, 2007 until May 19, 2008, collateralized by all assets of the Company	500,000	500,000

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (7.25% and 10.25% as of March 31, 2008 and June 30, 2007) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	28,000	90,000
	1,309,005	2,014,488
Current portion, net of current portion of discount	(976,713)	(1,014,437)

Notes payable, excluding current portion and net of long-term portion of discount	$332,292	$1,000,051

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

Recently Issued Accounting Pronouncements

FAS 157, Fair Value Measurements.  In September, 2007, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

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

Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2008 and 2007 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Research and development and advertising costs are expensed when incurred. Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

Results of Operations

Three Months Ended March 31, 2008 compared to 2007

Net sales. Net sales for the quarter ended March 31, 2008 were $1,950,829 a 3.0% decrease from $2,011,995 for the quarter ended March 31, 2007. This decrease resulted primarily from a decrease in contract manufacturing revenues. This reduction in contract manufacturing was primarily due to a new business strategy of our largest contract manufacturing customer, which resulted and will continue to result in a lower level of contract manufacturing orders from them. Total North American sales decreased $43,970 or 3.0% to $1,412,552 while total sales to international distributors decreased $17,196 or 3.1% to $538,277 year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales increased $93,512 or 8.7% to $1,163,414 whereas international direct product-only sales decreased $76,267 or 17.5% to $360,553.  Worldwide category results were as follows: Phospholipids kit sales increased $89,761 or 10.5% to $946,610 for the period. Coagulation kit sales increased $25,625 or 6.5% to $420,149. HA kit sales decreased $42,270 or 13.6% to $268,050, while Autoimmune kit sales increased $9,692 or 36.4% to $36,303. Additionally, worldwide OEM/contract manufacturing revenues decreased $178,655, or 49.6% to $181,620. Overall, worldwide non-product revenue increased $103,463, or 71.4% to $248,462. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2008.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 41.6% for the quarter ended March 31, 2008 from 39.6% in 2007. This increase was primarily attributable to increases in raw material costs due to price increases of certain key materials.

Selling and marketing.  For the quarter ended March 31, 2008, selling and marketing expenses decreased 1% to $500,235 from $504,120 for the quarter ended March 31, 2007.  The decrease was primarily due to decreases in travel-related expenses, retention kits and labor-related expenses, partially offset by increases in royalties, trade show expenses, postage and advertising.

Research and development. Research and development expenses decreased 7.9% to $165,932 for the quarter ended March 31, 2008, from $180,254 for the quarter ended March 31, 2007.  The decrease primarily resulted from decreases in labor-related costs and product testing expenses, partially offset by increases in legal fees, clinical studies expense and legal expense.

General and administrative. For the quarter ended March 31, 2008, general and administrative expenses decreased $11,802 or 2.2% to $536,335 from $548,137 for the quarter ended March 31, 2007.  The decrease was primarily attributable to decreases in aborted licensing costs, merger related costs, labor-related costs, bank charges, and patent renewal fees partially offset by increases in consulting fees, outside services and repairs and maintenance expenses.

Interest expense. Interest expense decreased $6,980 or 2.3% to $301,420 for the quarter ended March 31, 2008, from $308,400 for the quarter ended March 31, 2007 due primarily to a reduction of the amortization of deferred financing costs and discount on the notes payable as a result of the twelve month principal payment deferral on the Company’s convertible debt which commenced in November 2006, partially offset by the additional discount and amortization on the convertible notes triggered by the common stock private placement during the first fiscal quarter ended September 30, 2007.

Nine months ended March 31, 2008 compared to 2007

Net sales. Net sales for the nine months ended  March 31, 2008 were $6,455,055 a 19.7% increase from $5,390,918 for the nine months ended March 31, 2007. This increase resulted primarily from an increase in worldwide demand for most of our product lines. Total North American sales increased $841,333 or 21.3% to $4,779,256 while total sales to international distributors increased $222,804 or 15.3% to $1,675,799 from year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales increased $447,968 or 15.1% to $3,424,054 whereas international direct product-only sales increased $59,293 or 5.0% to $1,252,998.  Worldwide category results were as follows: Phospholipids kit sales increased $384,181 or 15.5% to $2,869,167 for the period. Coagulation kit sales increased $176,150 or 14.6% to $1,382,873. HA kit sales increased $129,195 or 17.3% to $875,169, while Autoimmune kit sales increased $8,220 or 10.1% to $89,870. Additionally, worldwide OEM/contract manufacturing revenues increased $219,099, or  23.8% to $1,138,244. Overall, worldwide non-product revenue increased $304,869, or 90.3% to $642,619. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2008.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 43.8% for the nine months ended March 31, 2008 from 39.0% in 2007. This increase was primarily attributable to an increase in raw materials costs as mentioned above plus unexpected scrapping of numerous production lots of one of our larger product lines during the first fiscal quarter. This, normally difficult to produce product, encountered numerous difficulties during the first fiscal quarter which resulted in a much higher than normal failure rate. Management has implemented a number of changes to the manufacturing process and the quality control testing protocols, and this problem did not reoccur during the second or third fiscal quarter. Cost of sales also increased as a result of increases in raw material costs due to price increases of certain key materials.

Selling and marketing.  For the nine months ended March 31, 2008, selling and marketing expenses decreased 2.9% to $1,524,014 from $1,569,858 for the nine months ended March 31, 2007.  The decrease was primarily due to decreases in labor-related expense, entertainment and meals expenses, outside services and retention kits, partially offset by an increase in royalties, advertising, commissions and trade show expenses.

Research and development. Research and development expenses decreased 18.4% to $478,197 for the nine months ended March 31, 2008, from $586,061 for the nine months ended March 31, 2007.  The decrease primarily resulted from decreases in labor-related costs, travel-related expenses, and product testing expenses, partially offset by increases in legal fees and clinical studies expense.

General and administrative. For the nine months ended March 31, 2008, general and administrative expenses decreased $380,320 or 20.7% to $1,461,296 from $1,841,616 for the nine months ended March 31, 2007.  The decrease resulted primarily decreases in aborted licensing costs, merger related costs, outside services, bank charges and supplies, partially offset by increases in equipment lease expense, legal expenses, patent renewal fees and repairs and maintenance.

Interest expense. Interest expense decreased $128,253 or 9.1% to $1,287,794 for the nine months ended March 31, 2008, from $1,416,047 for the nine months ended March 31, 2007 due primarily to a reduction of the amortization of deferred financing costs and discount on the notes payable as a result of the twelve month principal payment deferral on the Company’s convertible debt which commenced in November 2006, partially offset by the additional discount and acceleration of the discount amortization on the convertible notes triggered by the common stock private placement during the first fiscal quarter.

Liquidity and Capital Resources

For the nine months ended March 31, 2008, cash used by operating activities amounted to $174,622 versus $1,112,767 for the nine months ended March 31, 2007. The significant decrease in cash used by operations for the current nine month period resulted primarily from a substantially reduced net loss for the current period, partially offset by a decrease  in accounts payable and accrued interest and other liabilities plus an increase in inventories.

Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $41,786 for the nine months ended March 31, 2008, compared to purchases of laboratory, computer and office equipment totaling $231,210 for the nine months ended March 31, 2007. This substantial decrease in capital expenditures was due to the June 2007 move to a new and larger facility, which necessitated increased spending on new furniture, computers, laboratory and refrigeration equipment and flooring in the prior fiscal year.

Net cash provided by financing activities amounted to $544,586 for the nine months ended March 31, 2008 compared to cash used by financing activities of $573,635 for the nine months ended March 31, 2007. This large difference in cash provided by financing activities versus the amount used by financing activities in the comparable prior year was primarily due to the proceeds of the recently closed common stock private placement, in addition to the decreased principal payments on notes payable in the current period as a result of the principal deferral agreement reached in November 2006.

Cash amounted to $1,652,080 as of March 31, 2008 compared to $1,324,072 as of June 30, 2007.

Working capital as of  March 31, 2008 amounted to $3,253,767 compared to $2,070,229 as of June 30, 2007.

Total liabilities were $4,006,206 as of March 31, 2008 compared to $5,645,796 as of June 30, 2007.

Stockholders’ equity amounted to $4,401,223 as of March 31, 2008 compared to $2,992,880 as of June 30, 2007.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since  inception, net of dividends on convertible preferred stock, have aggregated $12,628,670, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed its operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable decreased less than 1% to $1,220,311 from $1,225,677 as of June 30, 2007, primarily as a result of more efficient collection procedures.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived  from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Although we cannot yet conclude that the above objectives have been fully met, management has been successful in increasing revenues in the current nine months ended March 31, 2008 by $1,064,137 or 19.7%. In addition, during the initial nine months of fiscal 2008, management has been successful in reducing operating expenses by $534,028 or 13.4%, converting an operating loss of $740,432 for the prior fiscal year’s initial nine month period into operating income of $163,335 in the current period and substantially reducing our negative cash flow from operations.

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

Should any other significant negative events occur, our financial liquidity position would most likely be negatively impacted by our not achieving positive cash flow from operations.  Given all of these circumstances, as noted above, we have secured additional equity financing.  It is also possible that we may also experience future defaults under the agreements with our convertible debt holders, e.g., for non payment of amounts due, in which case they would be entitled to accelerate the amounts payable to them.  However, we do not believe that any defaults will occur in fiscal 2008 or thereafter. Management believes that we will have adequate resources to continue operations for longer than 12 months.

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

The base lease rate payable on 25,600 square feet of the Property increased to $4.00 per square foot on January 28, 2007, plus amortization of tenant improvements of $5.24 per square foot, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on 25,600 square feet of the Property increases to $5.64 per square foot on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus the amortization of tenant improvements of $5.26 per square foot, and estimated operating expenses of $2.77 per square foot.

Initially, there was no base lease rate payable on 6,400 square feet of the Property, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on 6,400 square feet of the Property increases to $3.00 per square foot commencing on August 28, 2007, and increases to $3.09 on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus estimated operating expenses of $2.77 per square foot.

Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the entire 32,000 square feet of the Property is initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2007, then increased to approximately $9.60 per square foot on August 28 2007, then increased to approximately $12.11 per square foot on January 28, 2008, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $14.358 per square foot during the final year of the initial Term.

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

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $12,628,670 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Assuming no significant changes from our budget, we believe that we will have sufficient cash to satisfy our needs for at least the next twelve months. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

The components of our products include chemical, biological and packaging supplies that are generally available from several suppliers, except certain antibodies and other critical components, which we purchase from single suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of such antibodies to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for most critical raw materials and believe that we can substitute a new supplier with respect to any of these components in a timely manner. If, for some reason, we lose our main supplier for a given material, there can be no assurances that we will be able to substitute a new supplier in a timely manner and failure to do so could impair the manufacturing of certain of our products and thus have a material adverse effect on our business, financial condition and results of operations.

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

We believe our success will depend to a significant extent on the efforts and abilities of key officers and scientific personnel, who would be difficult to replace. There can be no assurance that we will be successful in attracting and retaining such skilled personnel, who are generally in high demand by other companies. The loss of, inability to attract, or poor performance by these key scientific and executive personnel may have a material adverse effect on our business, financial condition and results of operations.

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

Although our Common Stock has been traded on the OTC Bulletin Board® since February 1998, and even though the trading volume has increased substantially over the past several months, the trading has been inconsistent with less than continuously significant volume.

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

*                    Filed herewith.

(b)           Reports on Form 8-K.

1. Form 8-K filed February 28, 2008 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

May 15, 2008	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ William H. Critchfield
William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)