Form 10KSB
period 2008-06-30
CORGENIX MEDICAL CORP/CO
filed 2008-09-25
CIK 1063665

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
(Issuer's telephone number)

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

        The issuer's revenues for its most recent fiscal year were: $8,365,569

        The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer was $5,920,389 as of June 30, 2008, based on the closing price of $0.29 as reported on the OTCBB on June 30, 2008.

        The number of shares of Common Stock outstanding was 30,305,456 as of September 12, 2008.

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

Recent Developments

        On April 10, 2008, we received 510(k) clearance by the United States Food and Drug Administration (FDA) for the Company's Anti-Atherox® Test Kit. This new laboratory test now available worldwide utilizes the Company's patented Anti-Atherox® technology to detect antibodies in individuals with important autoimmune diseases.

        On March 1, 2007, we executed an exclusive license agreement (the "License Agreement") with Creative Clinical Concepts, Inc. ("CCC"). The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, "Aspirin Effectiveness Technology," or the "Licensed Products"). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term "AspirinWorks"® and related designs.

        We believe that there is a present and growing need for non-invasive, simple and accurate confirmation of aspirin effectiveness and aspirin therapy, and that the License Agreement will position us to provide products to meet this need. Since 2005, Corgenix and CCC have been engaged in a collaborative partnership to develop, manufacture and market products for aspirin monitoring, including the AspirinWorks® Test Kit, a simple urine test that measures a person's response to aspirin and allows physicians to determine the effect of aspirin therapy on an individual basis. Under terms of the original agreement, CCC and Corgenix had agreed to equally share expenses and revenues that resulted from the business. Under the License Agreement, Corgenix acquired the remaining 50 percent of the license to CCC's Aspirin Effectiveness Technology, thereby owning 100 percent of the rights to CCC's Aspirin Effectiveness Technology.

        The License Agreement requires CCC to provide us with a worldwide, perpetual license for the use of CCC's Aspirin Effectiveness Technology. Additionally, CCC provided us with the names of contacts, customer lists, market information, competitive information and technology related to CCC's already-developed market in Aspirin Effectiveness Technology. The License Agreement requires CCC to assist with the manufacture of products derived from the Aspirin Effectiveness Technology, and also provide us with a right of first refusal with regard to any new products developed by CCC for the purpose of measuring aspirin effectiveness and the use of thromboxane and prostacyclin metabolites to determine the effect of aspirin on platelets or endothelial cells.

        We may use the Licensed Products in connection with any other asset or trademark. We may also enter into sublicense agreements with any other entity for the rights, privileges and licenses granted to us under the License Agreement. We must seek CCC's consent before entering any sublicense agreement, but CCC may not unreasonably withhold its consent so long as the sublicensee will use its commercially reasonable best efforts to market and sell the Licensed Products. We must use our commercially reasonable best efforts to market and sell the Licensed Products. To this end, within ninety days of the date the FDA granted clearance for the Licensed Products, and for five years thereafter, we must develop and maintain an interactive website dedicated to the Licensed Products. CCC may not use or license or in any way transfer rights to any of the Licensed Products to any third party.

        The License Agreement provides that responsibility for manufacture, distribution, and administration of the sale of the Licensed Products is with us. However, the Agreement requires CCC to assist and cooperate with us in this regard.

        Our first payment to CCC became due at the execution of the Agreement. We have provided a combination of cash, shares of the Company's common stock, and warrants to purchase the Company's common stock. Following FDA clearance of the first Licensed Product, we are required to make additional payments to CCC. On the first, second and third anniversary of that clearance, we will be obligated to make payments consisting of cash, shares of common stock, and warrants to purchase shares of common stock. The amount of cash and number of shares and warrants due in these anniversary payments will be determined by application of a formula including a certain dollar value, the total cumulative revenue received by us from sales of the Licensed Products during that year, and our common stock share price on the relevant anniversary. The dollar value applicable to that ratio increases with each anniversary.

        The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total anniversary payments will not exceed $200,000 in cash, $300,000 in value of shares of common stock (as valued on the date of issue), and 300,000 warrants to purchase shares of common stock at an exercise price of not less than $0.35 per share.

        The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement's caps on payments from us to CCC do not apply to royalty payments. Royalty payments for the fiscal year ended June 30, 2008 amounted to $8,338.

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

Our Business

  Introduction

        Our business includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We currently sell 52 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. We have developed and we manufacture most of our products at our Colorado facility, and we purchase what we refer to as OM (Other Manufacturers') Products from other healthcare manufacturers for resale by us. All of these products are used in clinical laboratories for the diagnosis and/or monitoring of three important areas of health care:

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

        In addition to our current products, we are actively developing new laboratory tests in other important diagnostic testing areas. See "—Other Strategic Relationships." We manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as diaDexus, Inc., Bio Rad Laboratories, Inc., Instrumentation Laboratories, Helena Laboratories and Diagnostic Grifols, S.A.

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

  Strategy

        Our primary objective is to apply our proprietary ELISA technology to the development and commercialization of products for use in a variety of markets. Our strategies for achieving this objective include the following:

  •
  Apply our ELISA Technology to Additional Diagnostic Markets.  We have focused our resources on the development of highly accurate tests in the Microplate format for sale to clinical testing laboratories. We believe we can expand our market focus with the addition of new tests that are complementary to the current product line. In fiscal 2008 we received FDA clearance on one diagnostic product and completed or made significant progress in the product development programs of several diagnostic products:

  •
  our IgG anti-Atherox test kit received FDA clearance

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

  •
  In fiscal 2007, we added additional sales and marketing management in our U.S. and European organization. In fiscal 2008 we maintained the same level of sales and markerting management in our U.S. and European organization as in 2007.

  •
  Continue to Develop Strategic Alliances to Leverage Company Resources.  We have developed, and will continue to pursue, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage our technology, expand our product menu and maximize the use of our sales force.

  •
  In fiscal 2008, we made significant advances on several existing partnership programs, and have identified several new opportunities for fiscal 2009.

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

  Products and Markets

        We currently sell ELISA tests in major markets worldwide. To date, our sales force and distribution partners have sold over 12 million tests since we first received product marketing clearance from the U.S. Food and Drug Administration (the "FDA") for the first anti-cardiolipin antibody test in 1990. Many peer reviewed medical publications, abstracts and symposia have been presented on the favorable technical differentiation of our tests over competitive products.

        To extend the product offering for current product lines, and to complement our premium-priced, existing assays, we plan to add products from strategic partners. Our current product menu, commercialized under the trademarks "REAADS" and "Corgenix," includes the following:

  Autoimmune Disease Products

        Our ELISA Autoimmune Disease Product line consists of twenty-one products, including tests for antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO, PR3, Thyroglobulin, LKM-1, anti Ribosomal P, BP-180, DSG-1, DSG-3, anti-polymer antibodies and thyroid peroxidase. In the fiscal year ended June 30, 2008, these products represented approximately 1.5% of our total product sales.

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

  Vascular Disease; Antiphospholipid Antibody Testing Products

        We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2008 represented approximately 45.6% of our total product sales. These include: aCL IgG, aCL IgA, aCL IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-ß2-Glycoprotein I ("aß2GPI") IgG, aß2GPI IgA, and aß2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

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

  Vascular Disease: Bleeding/Clotting Risk Factors

        We market twenty tests for bleeding and clotting risk factors which in the fiscal year ended June 30, 2008 represented approximately 21.0% of our total product sales. We manufacture five products, and fifteen others are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, PIFA (HIT/PF4 rapid assay) and Collagen Binding Assay. Corgenix UK also distributes twelve OM products for routine coagulation testing.

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

  AspirinWorks

        The AspirinWorks® Test Kit is a simple urine test that measures an individual's response to aspirin dosage and allows physicians to adjust the dosage or recommend alternative therapy. AspirinWorks® sales represented approximately 1.6% of our total product sales. Recent reports indicate that up to 25% of individuals may be non-responsive to aspirin's benefits, and are more than three times more likely to die from heart disease.

  Liver Disease Products

        We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format which in the fiscal year ended June 30, 2008 represented approximately 13.1% of our total product sales. The product was distributed through the Chugai distribution network in Japan from 1996 to 2002, and has been distributed through Corgenix UK in the United Kingdom since 1998. On June 30, 2001, we signed a license agreement with Chugai (later assigned to Fujirebio) whereby we have co-exclusive rights to manufacture and market the HA product worldwide except for Japan. On December 12, 2007, the HA License Agreement was amended and extended until the expiration of all of the patents. See "—Chugai (Fujirebio) Strategic Relationship."

        Hyaluronic Acid is a component of the matrix of connective tissues, found in synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and leaks into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease, particularly Hepatitis C, due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement. In fiscal 2008, all of the patents related to the HA License Agreement expired except for one patent in Canada which expires in 2010.

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

        Our technology results in products generally demonstrating performance characteristics that exceed those of competitive testing procedures. Many testing laboratories worldwide subscribe to external quality control systems or programs conducted by independent, third-party organizations. These programs typically involve the laboratory receiving unknown test samples on a routine basis, performing certain diagnostic tests on the samples, and providing results of their testing to the third party. Reports are then provided by the third party that tells the testing laboratory how it compares to other testing laboratories in the program. Several of our products are included in laboratory surveys periodically conducted by unaffiliated entities, and our products routinely demonstrate good performance and/or reproducibility when compared to other manufacturers included in such survey. Examples of such surveys include the April 2008 College of America Pathologists (CAP) survey and the UKNEQAS (UK National External Quality Assessment Service).

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

  Sales and Marketing

        We primarily market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in the U.S. through sales representatives (both employees and independent contractors). Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, and through sales representatives in Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, The Netherlands, Norway, Paraguay, Peru, Portugal, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and Uruguay. We are continually seeking opportunities which will provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets. Either the Company or the respective distributor, given the occurrence of certain events, has the right, by giving written notice to the other party, to terminate the distribution agreement. We have also established private label product agreements with several U.S. and European companies. We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate. For the fiscal year ended June 30, 2008, international sales represented approximately 25.7% of the Company's total sales.

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

  Quality System Regulations Requirements For Our Products

        In April 1999, we received ISO 9001:1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002, received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America. We have been re-certified annually since 2002. In fiscal 2007, we certified to ISO 13485:2003.

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

        Approximately 25.7% of our product revenues are derived from sales outside of the U.S. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have "CE" marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

        Since 1990, we have entered into several contract manufacturing agreements with other companies whereby we manufacture specific products for the partner company. We expect to continue investigating and evaluating opportunities for additional agreements.

  Chugai (Fujirebio) Strategic Relationship

        The relationship between Corgenix and Chugai Diagnostics Science Co., Ltd. ("CDS") was established in June 1993. In September 2002, CDS was merged into Fujirebio, Inc., a large Japanese Company based in Tokyo, Japan. Currently, except for the ongoing HA License Agreement described below, there are no sales to or operations related to Fujirebio.

         HA License Agreement.    On June 30, 2001, Corgenix and Chugai executed a license agreement, which we refer to as the HA License Agreement, with Chugai Diagnostic Science, Co., Ltd., a Tokyo based pharmaceutical company that subsequently merged into Fujirebio, Inc., a large Japanese diagnostic company based in Tokyo and a leader in the field of immunoserology. Corgenix was granted co-exclusive worldwide rights to manufacture and market the HA product (except for Japan). The HA License Agreement was initially for a five-year period with certain extension rights. On December 12, 2007, the HA License Agreement was amended and extended until the expiration of all of the patents. The HA License Agreement establishes certain performance requirements for Corgenix, and provides early cancellation of exclusivity if Corgenix does not meet those performance goals. The HA License Agreement is the only international distribution right currently granted by Chugai to Corgenix, and was formally assumed by Fujirebio. In fiscal 2008, all of the patents related to the HA License Agreement expired, except for one patent in Canada which expires in 2010.

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

        In furtherance of the foregoing strategies, we maintain a revenue-producing strategic relationship with Medical & Biological Laboratories Co., Ltd., ("MBL"). MBL is a medical diagnostic company located in Nagoya, Japan. In March 2002, we signed a distribution agreement with RhiGene, Inc., a Des Plaines, Illinois based company which was a wholly owned subsidiary of MBL, which granted us exclusive rights to distribute RhiGene's complete diagnostic line of autoimmune testing products in North and South America. The arrangement also provided us with rights to certain other international markets. In July 2002, MBL made a $500,000 strategic investment in the common stock of our Company. As part of the investment agreement, MBL has warrants to purchase additional shares of our common stock for a total potential investment of $1,000,000.

        On March 31, 2005, our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc. ("MBLI"), a wholly owned subsidiary of MBL, which grants us non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime plus two percent (5.00% as of June 30, 2008) with payments having commenced in September, 2005. The shares exchanged for the promissory note will be returned to us quarterly on a pro rata basis as payments are made on the promissory note. As of June 30, 2008, a total of 380,276 shares have been returned to us. The remaining 440,141 shares not covered by the promissory note were originally due to be redeemed by us at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2006 through August 30, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

        As of July 15, 2008, we had reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, in addition to entering into a Memorandum of Understanding Regarding Aspirin Works Distribution Rights in Japan,, and to execute a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments add certain products and transfer prices, call for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, call for the payment by Corgenix of royalties on certain proprietary products, which include proprietary technology of MBL, and call for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, the Company and MBL, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, agree that the warrant term will be extended to August 1, 2010 and that one-half, or 220,070, of the remaining 440,171 redeemable shares will be exchanged for a two-year promissory note payable with interest at prime (5.00% as of June 30, 2008) plus two percent with payments commencing September 1, 2008. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. The companies further agree that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,101 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and Corgenix will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

        We have established OEM agreements with several international diagnostic companies, which in fiscal 2008 represented approximately 17.7% of our total sales. Under some of these agreements, we manufacture selected products in the same configuration as the Company's own products, under the partner's label for worldwide distribution. In other OEM agreements, the Company manufactures diagnostic kits according to the partner's unique specifications under the partner's label.

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

        The technical staff includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. We maintain facilities to support our development efforts at the Broomfield, Colorado headquarters. Group leaders are also skilled in planning and project management under FDA-mandated design control. See "—Regulation."

        During fiscal 2008 and 2007, we spent $666,664 and $812,531, respectively, for research and development. This decrease primarily involved decreases in convention and seminar expenses, labor-related costs, and office supplies, partially offset by increases in the cost of clinical studies, legal fees, property taxes, and laboratory supplies. Of the fiscal 2008 expenses, approximately 93.5% of the expenditures for research and development expenses were internal expenditures exclusive of outside consultants, legal, etc. In fiscal 2009, we expect expenditures for research and development to increase slightly versus fiscal 2008. Research and development contract revenue (specific product development programs funded by a strategic partner) amounted to $255,167 and $77,465 for the 2008 and 2007 fiscal years ended June 30. The contract revenue was higher in 2008 primarily due to the Lasa Virus program mentioned below.

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

  Vascular Disease Testing Products

        We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. For the past four years, we have been developing products in the area of Oxidized LDL, a technology that assesses arterial thrombosis and atherosclerosis. Our technology, which we have trademarked "AtherOx," has the potential to significantly alter the standard of lipoprotein testing and cardiovascular risk assessment. Product development for three products has been completed, and those products launched into the international markets. We filed the initial application with the FDA in March 2007. In July 2007, the Company submitted a 510(k) Premarket Notification to the FDA for the Company's Anti-AtheroOx™ Test Kit and it was cleared by the FDA in April 2008. See "Regulation". This new laboratory test utilizes the Company's patented AtherOx technology to IgG antibodies to complexes formed by oxidized low-density lipoprotein (oxLDL) with beta2-glycoprotein 1 (beta2GP1) in individuals with systemic lupus erythematosus (SLE) and lupus-like disorders (antiphospholipid syndrome).

  Fibromyalgia

        We are in the later development and regulatory submission stages for a unique assay for testing patients with fibromyalgia. The assay detects antibodies to polymers, which are present in a high percentage of patients suffering from fibromyalgia, also referred to as "chronic pain syndrome." We expect Autoimmune Technologies, LLC, our strategic partner, will continue clinical studies in fiscal 2009. The time-frame for the filing of a pre-market approval application with the FDA has yet to be determined.

  Aspirin Effectiveness

        We have established a strategic collaboration with CCC and McMaster University in the development and marketing of an assay to assess the effect of aspirin on platelets which may prove to be very useful in the prevention of cardiac disease. We filed applications with the FDA for this product, trademarked "AspirinWorks" in July 2006 and it was cleared by the FDA in May 2007.

  Lassa Virus Program

        We have establisheda strategic collaboration with Autoimmune, Biofactura, Inc. ("Biofactura"), the U.S. Army Medical Research Institute of Infectious Diseases ("USAMRIID") and Tulane University ("Tulane") to develop a group of products to detect several old world and new world viruses identified as potential bio-terrorism agents. The work is being done under a grant from the National Institute of Allergy and Infectious Diseases ("NIAID") over a three-year period which began in September 2006. On July 10, 2008, we announced an expansion of the collaborative effort for developing test kits for viral hemorrhagic fever (VHF) detection.

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

         The Hyaluronic Acid Technology Patents.    The HA product has been protected by U.S., Japanese and European patents held by Chugai (Fujirebio). As part of the agreements with Chugai and assumed by Fujirebio, we have a license to use the Chugai patents to manufacture this product for worldwide distribution, and marketing rights worldwide except Japan. All patents have expired except the Canadian patent which expires in 2010. See "—Chugai (Fujirebio) Strategic Relationship."

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

        Patent applications in the U.S. are maintained in secrecy until patents are issued. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In fiscal 2008, the Company did not incur any costs to defend our patents. See "Part II. Item 6. Management's Discussion and Analysis—Forward-Looking Statements and Risk Factors—Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

        We have registered our trademark "REAADS" on the principal federal trademark register and with the trademark registries in many countries of the world and will expire September 28, 2017. The trademark "Corgenix" was approved in September 2000 and will expire October 30, 2010. Finally, we have registered the trademark AtherOx, and it will expire January 8, 2018.

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

        The majority of our product sales, approximately 82.1% for the fiscal year ended June 30, 2008 and 80.9% in fiscal 2007, were products that utilized our proprietary technology and marketed under our REAADS trademark.

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

        Historically, we have been able to obtain 510(k) pre-market clearance in less than 90 days from submission, but the process may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. See "Part II. Item 6. Management's Discussion and Analysis—Forward-Looking Statements and Risk Factors—Governmental Regulation of Diagnostic Products."

        Our customers using diagnostic tests for clinical purposes in the U.S. are also regulated under the Clinical Laboratory Information Act of 1988, ("CLIA"). CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the U.S. by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: "waived," "moderately complex" and "highly complex." Our current ELISA tests are categorized as "moderately complex" tests for clinical use in the U.S. Under CLIA, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the Centers for Medicare and Medicaid Services("CMS"), formerly the U.S. Health Care Financing Administration. The application of CLIA to our operations and facilities and future administrative interpretations of CLIA could have an adverse impact on the potential market for our future products by increasing the cost and regulatory burden on our operations and facilities.

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

  Employees (for Consolidated Entity)

        As of June 30, 2008, we employed 40 employees worldwide (40 employees in 2007). Of the current 40 employees, 38 are full-time, and 2 are part-time. Of these, 4 hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.

Item 2.    Description of Property.

        On February 8, 2006, we entered into a Lease Agreement (the "Lease") with York County, LLC, a California limited liability company ("Landlord") pursuant to which we leased approximately 32,000 rentable square feet (the "Property") of Landlord's approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020. The Property is part of Landlord's multi-tenant real property development known as the Broomfield Corporate Center. We use the Property for our headquarters, laboratory research and development facilities and production facilities.

        On the following dates, we executed the following amendments to the Lease:

  •
  December 1, 2006—The First Amendment to the Lease Agreement (the "First Amendment") established July 6, 2006 as the date of the commencement of the Lease

  •
  June 19, 2007—The Second Amendment to the Lease Agreement (the "Second Amendment") redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot; and

  •
  July 19, 2007—The Third Amendment to the Lease Agreement (the "Third Amendment") established the base rent matrix for the period 11/28/2013 to 12/05/2013, which was inadvertently omitted in the Second Amendment.

        The term of the Lease (the "Term") is seven years and five months and commenced on July 6, 2006, with tenant options to extend the Term for up to two five-year periods. We have a one time right of first refusal to lease contiguous premises.

        Initially, there was no base lease rate payable on 25,600 square feet of the Property, plus estimated operating expenses of $1.61 per square foot.

        The base lease rate payable on 25,600 square feet of the Property increased to $4.00 per square foot on January 28, 2007, plus amortization of tenant improvements of $5.24 per square foot, plus estimated operating expenses of $1.61 per square foot. The base lease rate on 25,600 square feet of the Property increased to $5.64 per square foot on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus the amortization of tenant improvements of $5.26 per square foot, and estimated operating expenses of $2.77 per square foot.

        Initially, there was no base lease rate payable on 6,400 square feet of the Property, plus estimated operating expenses of $1.61 per square foot. The base lease rate on 6,400 square feet of the Property increased to $3.00 per square foot commencing on August 28, 2007, and increased to $3.09 on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus estimated operating expenses of $2.77 per square foot.

        Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the entire 32,000 square feet of the Property is initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2007, then increased to approximately $9.60 per square foot on August 28 2007, then increases to approximately $12.11 per square foot on January 28, 2008, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $14.358 per square foot during the final year of the initial Term.

        The base lease rate for an extension period is 100% of the then prevailing market rental rate (but in no event less than the rent for the last month of the then current Term) and shall thereafter increase annually by 3% for the remainder of the applicable extension period.

        The facility leased by our subsidiary, Corgenix UK Ltd., which commenced January 1, 2008, consists of "office park" type space with offices and storage space. They currently lease 2,292 square feet under a 10 year lease with an exit clause at the five year point. The rent payments, exclusive of utilities and taxes, will be approximately $3,991 per month for the first year of the lease, $4,323 per month for the second year, $4,656 per month for the third year, $4,989 for the fourth year, and $5,321 for the fifth year, with subsequent years to be determined.. The facility is rented on a month-by-month basis, with a 90 day notice required for termination of the lease.

        We have not invested in any real estate or real estate mortgages.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security-Holders.

        The following proposals were voted by the shareholders at the May 20, 2008 Annual Shareholders' Meeting:

Proposal 1—Election of Directors

        To elect seven (7) directors to serve until the December 2008 annual meeting of shareholders and until their successors have been duly elected and qualified;

  Dr. Luis Lopez: 20,739,705 votes for; 623,999 votes withheld
  C. David Kikumoto: 20,741,207 votes for; 622,497 votes withheld
  Larry G. Rau: 20,740,807 votes for; 622,897 votes withheld
  Stephen P. Gouze: 20,741,207 votes for; 622,497 votes withheld
  Douglass T. Simpson: 20,666,500 votes for; 697,204 votes withheld
  Robert Tutag: 20,735,662 votes for; 628,042 votes withheld
  Dennis Walczewski: 20,390,803 votes for; 972,901 votes withheld

Proposal 2—Approval of an Amendment to the Articles of Incorporation to increase the Authorized Shares of Common Stock from 100 million to 200 million

        Approval: 14,088,122 votes for; 6,912,270 votes against; 363,312 votes abstain

Proposal 3—Ratification of Hein & Associates

        To ratify the appointment of Hein & Associates LLP, as our independent public accountants for the fiscal year ending June 30, 2008.

        Approval: 21,115,809 votes for; 105,699 votes against; 142,196 votes abstain

GLOSSARY

        antibody—a protein produced by the body in response to contact with an antigen, and having the specific capacity of neutralizing, hence creating immunity to, the antigen.

        anti-cardiolipin antibody (aCL)—a class of antiphospholipid antibody which reacts with a negatively-charged phospholipid called cardiolipin or a phospholipid-cofactor complex; frequently found in patients with SLE and other autoimmune diseases; also reported to be significantly associated with the presence of both arterial and venous thrombosis, thrombocytopenia, and recurrent fetal loss.

        antigen—an enzyme, toxin, or other substance, usually of high molecular weight, to which the body reacts by producing antibodies.

        anti-phosphatidylserine antibodies (aPS)—a class of antiphospholipid antibody which reacts to phosphatidylserine; similar to aCL; believed to be more specific for thrombosis.

        antiphospholipid antibodies—a family of autoantibodies with specificity against negatively charged phospholipids, that are frequently associated with recurrent venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion in individuals with SLE or other autoimmune disease.

        antiphospholipid syndrome—a clinical condition characterized by venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion, in association with elevated levels of antiphospholipid antibodies and/or lupus anticoagulant.

        assay—a laboratory test; to examine or subject to analysis.

        autoantibody—an antibody with specific reactivity against a component substance of the body in which it is produced; a disease marker.

        autoimmune diseases—a group of diseases resulting from reaction of the immune system against self components.

        beta 2 glycoprotein I (ß2GPI)—a serum protein (cofactor) that participates in the binding of antiphospholipid antibodies.

        coagulation—the process by which blood clots.

        cofactor—a serum protein that participates in the binding of antiphospholipid antibodies, for example ß2GPI.

        delivery format—the configuration of the product. Current Corgenix products utilize a 96-well microplate system for its delivery format.

        hemostasis—mechanisms in the body to maintain the normal liquid state of blood; a balance between clotting and bleeding.

        hyaluronic acid (HA)—a polysaccharide found in synovial fluid, serum and other body fluids and tissues, elevated in certain rheumatological and hepatic (liver) disorders.

        HDL cholesterol—high density lipoprotein associated with cholesterol.

        immunoassay—a technique for analyzing and measuring the concentration of disease markers using antibodies; for example, ELISA.

        immunoglobulin—a globulin protein that participates in the immune reaction as the antibody for a specific antigen.

        immunology—the branch of medicine dealing with (a) antigens and antibodies, esp. immunity to disease, and (b) hypersensitive biological reactions (such as allergies), the rejection of foreign tissues, etc.

        in vitro—isolated from the living organism and artificially maintained, as in a test tube.

        in vivo—occurring within the living organism.

        lipids—a group of organic compounds consisting of the fats and other substances of similar properties.

        platelets—small cells in the blood which play an integral role in coagulation (blood clotting).

        platform technology—the basic technology in use for a majority of the Company's products, in essence the "platform" for new products. In the case of Corgenix, the platform technology is ELISA (enzyme linked immunosorbent assay).

        phospholipids—a group of fatty compounds found in animal and plant cells which are complex triglyceride esters containing long chain fatty acids, phosphoric acid and nitrogenous bases.

        protein C—normal blood protein that regulates hemostasis; decreased levels lead to thrombosis.

        protein S—normal blood protein that regulates hemostasis; decreased levels lead to thrombosis.

        rheumatic diseases—a group of diseases of the connective tissue, of uncertain cause and including rheumatoid arthritis (RA), rheumatic fever, etc., usually characterized by inflammation, pain and swelling of the joints and/or muscles.

        serum—the clear yellowish fluid which separates from a blood clot after coagulation and centrifugation.

        systemic lupus erythematosus (SLE)—a usually chronic disease of unknown cause, characterized by red, scaly patches on the skin that tend to produce scars, frequently affecting connective tissue and involving the kidneys, spleen, etc.

        thrombin—the enzyme of the blood, formed from prothrombin, that causes clotting by converting fibrinogen to fibrin.

        thrombocytopenia—a condition in which there is an abnormally small number of platelets in the circulating blood.

        thromboembolism—the obstruction or occlusion of a blood vessel by a thrombus.

        thrombosis—coagulation of the blood within a blood vessel of any organ, forming a blood clot.

        tumor markers—- serum proteins or molecules found in high concentrations in patients with selected cancers.

        vascular—of or pertaining to blood vessels.

        von Willebrand's Factor (vWF)—normal blood protein that regulates hemostasis; decreased levels lead to abnormal bleeding and increased levels may produce thrombosis.

 PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the OTC Bulletin Board® under the symbol "CONX." On September 8, 2008, the closing price of our common stock on the OTC Bulletin Board® as reported by the OTC Bulletin Board® was $0.20.

        The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board®. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	Stock Price Ranges
Stock Price Dates	High	Low
Fiscal Year 2008
Quarter Ended:
September 30, 2007	$0.52	$0.24
December 31, 2007	$0.48	$0.31
March 31, 2008	$0.47	$0.30
June 30, 2008	$0.40	$0.23
Fiscal Year 2007
Quarter Ended:
September 30, 2006	$0.43	$0.34
December 31, 2006	$0.38	$0.20
March 31, 2007	$0.27	$0.21
June 30, 2007	$0.29	$0.21

        On June 30, 2008, there were 167 holders of record of our Common Stock.

        To date, we have not paid any dividends on our common stock, and the Board of Directors of the Company does not currently intend to declare cash dividends on our common stock. In addition to any restrictions imposed by the articles of incorporation with respect to the payment of dividends, any future cash dividends would also depend on future earnings, capital requirements and the Company's financial condition and other factors deemed relevant by the Board of Directors.

  Stock Issuance

        On July 25, 2007 and September 17, 2007, we entered into subscription and other agreements to complete a private placement with certain institutional and other accredited investors.

        Our offering consisted of common stock in the Company (the "Shares") at the price of $0.25 per share. For each Share purchased, every investor received an equal number of common stock purchase warrants (the "Warrants"). One-third of the Warrants issued to each investor are exercisable at $0.34 per share with a one-year term, one-third are exercisable at $0.375 per share with a two-year term, and the remaining third are exercisable at $0.40 per share with a five-year term.

        The Shares and Warrants were offered and sold in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D there under. Each investor is an "accredited investor" as defined in Rule 501 of the same.

        The sale of the Shares and Warrants also included a Registration Rights Agreement whereby we provided the purchasers with "piggy back" registration rights if we propose to register securities under the 1933 Act.

        As of September 17, 2007, we had sold the maximum amount plus over allotment amounting to $989,000 in Shares and Warrants.

        Terra Nova Financial, LLC, an Illinois limited liability company ("Terra Nova"), acted as a placement agent for the Company. Iliad Advisors, LLC, an Illinois limited liability company ("Iliad Advisors"), provided advisory services to Terra Nova on the transaction. As compensation for Terra Nova's services, we paid Terra Nova a fee equal to 7% of the aggregate offering price, at each close of each stage of the transaction.

        Terra Nova's fee also included warrants, due to Terra Nova at the close of the transaction, to purchase shares of our common stock at the exercise price of $0.25 per share. Since Terra Nova succeeded in selling the maximum offering plus the over-allotment, totaling an aggregate of $989,000, it received $69,230 in cash, and warrants to purchase 276,920 shares of common stock at an exercise price of $0.25 per share.

Corgenix Purchase of Equity Securities

Period	(a) Total number of shares purchaased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
September 2006 - November 2006	26,408	$0.568	—	—
December 2006 - June 2007	105,632	$0.568	—	—
July 2007 - December 2007	137,322	$0.568	—	—
January 2008 - June 2008	31,690	$0.568	—	—

Total	301,052	$0.568	—	59,865

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

  Recently Issued Accounting Pronouncements

        FAS 157, Fair Value Measurements.    In September, 2007, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

         SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115."    In November 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

         SFAS 141, "Business Combinations."    In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and

FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

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

  Results of Operations

  Year Ended June 30, 2008 compared to 2007

        Net sales    Net sales for the fiscal year ended June 30, 2008 were $8,365,569 a 13.5% increase from $7,367,933 for fiscal 2007. Total North American sales increased $771,263 or 14.2% to $6,216,809 while total sales to international distributors increased $226,372 or 11.8% to $2,148,760 from $1,922,388 year to year. With respect to the Company's major revenue categories and product lines, North American direct product-only sales increased $474,178 or 11.8% to $4,016,852 whereas international direct product-only sales increased $30,622 or 1.9% to $1,611,623. Worldwide category results were as follows: Phospholipids kit sales increased $437,772 or 13.0% to $3,810,860. Coagulation kit sales increased $93,679 or 5.6% to $1,757,208. HA kit sales increased $109,563 or 11.1% to $1,099,660 while Autoimmune kit sales increased $8,661 or 7.4% to $125,371. The first year sales of AspirinWorks amounted to $136,319. Additionally, worldwide OEM/contract manufacturing revenues increased $19,004 or 1.5% to $1,329,310. And finally, non-product revenue increased $392,133 or 74.6% to $917,895.

         Cost of sales.    Cost of sales, as a percentage of sales, increased to 48.2% for the fiscal year ended June 30, 2008, from 38.4% in 2007, primarily due to the following: (1) An unexpected scrapping of numerous production lots of one of our larger product lines during the first fiscal quarter resulted in an approximately a 2.4% increase; (2) Contaminated sera received in the fourth quarter from one of our regular vendors which necessitated extensive product re-work, which resulted in an approximately 2.5% increase; (3) The write off of expired kits at the end of the fiscal year resulted in an approximately 1% increase, and (4) an increase in raw materials costs.

         Selling and marketing.    For the fiscal year ended June 30, 2008, selling and marketing expenses increased 3.3% to $2,132,843 from $2,065,573 in 2007. Material changes from the prior fiscal year included decreases in consulting fees, labor related costs, outside services, retention kits, and office supplies, partially offset by increases in advertising, conventions and seminars, dues and subscriptions, license fees, postage, promotional/sample products, property taxes, replacement product, royalties, laboratory supplies, and trade show expenses.

         Research and development.    Research and development expenses decreased 18.0% to $666,664 for the fiscal year ended June 30, 2008, from $812,531 in 2007. This decrease primarily involved decreases in scientific convention and seminar expenses, labor-related costs, and office supplies, partially offset by increases in the cost of clinical studies, legal fees, property taxes, and laboratory supplies.

         General and administrative.    For the fiscal year ended June 30, 2008, general and administrative expenses decreased $379,804 or 15.1% to $2,139,392 from $2,519,196 in 2007. This decrease was primarily attributable to decreases in outside services, legal fees, kitchen and office supplies, merger related expenses, and aborted licensing costs, partially offset by increases in bank charges, consulting fees, labor related costs, equipment leases, patent renewal fees, property taxes, and repairs and maintenance.

         Interest expense.    Interest expense decreased $184,849 or 10.7% to $1,544,518 for the fiscal year ended June 30, 2008, from $1,729,367 in 2007 due primarily to the reduction of the amortization of deferred financing costs and discount on the notes payable as a result of the November 2006 12 month principal payment deferral on the Company's convertible debt, partially offset by the additional discount and acceleration of the discount amortization on the convertible notes due to the contingent conversion feature, which was triggered by the recent PIPE financing.

  Liquidity and Capital Resources

        Cash used by operating activities was $107,432 for the current fiscal year compared to $895,351 cash used by operating activities in the prior fiscal year. The substantial reduction in cash used by operations for the current fiscal year resulted primarily from the lower net loss for the current fiscal year, plus increases in common stock issued for interest expense, in addition to decreases in accounts receivable and inventories, in addition to decreases in prepaid expenses and other assets.

        Net cash used by investing activities, the purchase of laboratory and computer equipment amounted to $103,021 for the current fiscal year, compared to $256,004 purchases of laboratory, computer and office equipment for the prior year. This decrease was due primarily to a clamp-down on capital expenditures compared to the prior year's move to a new and larger facility that occurred early in the prior fiscal year which necessitated increased spending on new furniture, computers, laboratory and refrigeration equipment and flooring.

        Net cash provided by financing activities amounted to $406,818 for the current fiscl year compared to net cash used by financing activities of $657,236 for the prior year. This large difference in cash provided by financing activities versus the amount used in the comparable prior year was primarily due to the proceeds of the July and September 2007 common stock private placement, plus the decreased principal payments on notes payable in the current period as a result of the principal deferral agreement reached in November 2006.

        In summary, for the current fiscal year, the net cash burn (cash used by operating activities plus payments on capital lease obligations and notes payable) amounted to $469,278 versus a net cash burn of $1,552,587 for the prior fiscal year.

        Cash on the balance sheet amounted to $1,520,099 as of June 30, 2008 compared to $1,324,072 as of June 30, 2007.

        Working capital as of June 30, 2008 amounted to $2,888,509 compared to $2,070,230 a year earlier.

        Total liabilities were $3,485,830 as of June 30, 2008 compared to $5,645,796 a year earlier.

        Stockholders' equity amounted to $4,152,584 as of June 30, 2008 compared to $2,992,880 a year earlier.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred stock, have aggregated $11,640,235, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable decreased 17.7% to $1,009,313 as of June 30, 2008, from $1,225,677 as of June 30, 2007 primarily as a result of accelerated collection procedures.

        We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations. Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses. Although we cannot yet conclude that the above objectives have been fully met, management has been successful in increasing revenues in the current fiscal year by $997,636 or 13.5%. In addition, management has been successful in reducing operating expenses by $458,401 or 8.5%, reducing the operating loss in the current year by 29.8% or $255,825 from an operating loss of $858,104 in the prior fiscal year to an operating loss of $602,279 in the current fiscal year in addition to substantially reducing our negative cash flow from operations.

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

        Should any significant negative events occur, our financial liquidity position would most likely be negatively impacted by our not achieving positive cash flow from operations. Given all of these circumstances, as noted above, we have secured additional equity financing. It is also possible that we may experience future defaults under the agreements with our convertible debt holders, e.g., for non payment of amounts due, in which case they would be entitled to accelerate the amounts payable to them. However, we do not believe that any defaults will occur in fiscal 2009 or thereafter. Management believes that we will have adequate resources to continue operations for longer than 12 months.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

  Contractual Obligations and Commitments

        On February 8, 2006, we entered into a Lease Agreement (the "Lease") with York County, LLC, a California limited liability company ("Landlord") pursuant to which we leased approximately 32,000 rentable square feet (the "Property") of Landlord's approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020. The Property is part of Landlord's multi-tenant real property development known as the Broomfield Corporate Center. We use the Property for our headquarters, laboratory research and development facilities and production facilities.

        On the following dates, we executed the following amendments to the Lease:

  •
  December 1, 2006—The First Amendment to the Lease Agreement (the "First Amendment") established July 6, 2006 as the date of the commencement of the Lease

  •
  June 19, 2007—The Second Amendment to the Lease Agreement (the "Second Amendment") redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot; and

  •
  July 19, 2007—The Third Amendment to the Lease Agreement (the "Third Amendment") established the base rent matrix for the period 11/28/2013 to 12/05/2013, which was inadvertently omitted in the Second Amendment.

        The term of the Lease (the "Term") is seven years and five months and commenced on July 6, 2006, with tenant options to extend the Term for up to two five-year periods. We have a one time right of first refusal to lease contiguous premises.

        Initially, there was no base lease rate payable on 25,600 square feet of the Property, plus estimated operating expenses of $1.61 per square foot.

        The base lease rate payable on 25,600 square feet of the Property increased to $4.00 per square foot on January 28, 2007, plus amortization of tenant improvements of $5.24 per square foot, plus estimated operating expenses of $1.61 per square foot. The base lease rate on 25,600 square feet of the Property increased to $5.64 per square foot on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus the amortization of tenant improvements of $5.26 per square foot, and estimated operating expenses of $2.77 per square foot.

        Initially, there was no base lease rate payable on 6,400 square feet of the Property, plus estimated operating expenses of $1.61 per square foot. The base lease rate on 6,400 square feet of the Property increased to $3.00 per square foot commencing on August 28, 2007, and increased to $3.09 on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus estimated operating expenses of $2.77 per square foot.

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

        The facility leased by our subsidiary, Corgenix UK Ltd., which commenced January 1, 2008, consists of "office park" type space with offices and storage space. They currently lease 2,292 square feet under a 10 year lease with an exit clause at the five year point. The rent payments, exclusive of utilities and taxes, will be approximately $3,991 per month for the first year of the lease, $4,323 per month for the second year, $4,656 per month for the third year, $4,989 for the fourth year, and $5,321 for the fifth year, with subsequent years to be determined.. The facility is rented on a month-by-month basis, with a 90 day notice require for termination of the lease.

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

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since inception, net of imputed dividends on convertible preferred stock, , have aggregated $11,640,235, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed its operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable decreased 17.7% to $1,009,313 from $1,225,677 as of June 30, 2007, primarily as a result of more efficient collection procedures.

        We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations. Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses. Although we cannot yet conclude that the above objectives have been fully met, management has been successful in increasing revenues in the current fiscal year by $997,636 or 13.5%. In addition, management has been successful in reducing operating expenses by $458,401 or 8.5%, reducing the operating loss in the current year by $255,825 from an operating loss of $858,104 in the prior fiscal year to an operating loss of $602,279 in the current fiscal year in addition to substantially reducing our negative cash flow from operations.

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

        Should any significant negative events occur, our financial liquidity position would most likely be negatively impacted by our not achieving positive cash flow from operations. Given all of these circumstances, as noted above, we have secured additional equity financing. It is also possible that we may experience future defaults under the agreements with our convertible debt holders, e.g., for non payment of amounts due, in which case they would be entitled to accelerate the amounts payable to them. However, we do not believe that any defaults will occur in fiscal 2009 or thereafter. Management believes that we will have adequate resources to continue operations for longer than 12 months.

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

        Although our Common Stock has been traded on the OTC Bulletin Board® since February 1998, and even though the trading volume has increased substantially over the past twelve months, the trading has been inconsistent with less than continuously significant volume.

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

Changes in internal controls

        There have been no significant changes in our internal controls over financial reporting or in other factors that materiially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting subsequent to the Evaluation Date, nor were there any material weaknesses in our internal controls.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that thedegree of compliance with the policies or procedures may deteriorate.

        To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in InternalControl—Integrated Framework, issued by the Committee of Sponsoring Organiaztions of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2008.

        This annual report does not include an attestation report our our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 8B.    Other Information.

        None.

 PART III

Item 9.    Directors and Executive Officers.

Directors and Executive Officers

        The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2008:

Name	Age	Position	Director/Officer Since
Luis R. Lopez	60	Chief Medical Officer and Chairman of the Board	1998
Douglass T. Simpson	60	President and Chief Executive Officer, Director	1998
Ann L. Steinbarger	55	Senior Vice President Operations	1998
Taryn G. Reynolds	49	Vice President, Facilities and IT	1998
William H. Critchfield	62	Senior Vice President Finance and Administration and Chief Financial Officer	2000
Robert Tutag	66	Director	2005
Dennis Walcewski	60	Director	2006
Stephen P. Gouze	56	Director	2008
Larry G. Rau	62	Director	2006
C. David Kikumoto	58	Director	2006

        Luis R. Lopez, M.D., served as the Chief Executive Officer and Chairman of the Board of Directors of Corgenix from May 1998 until April 2006 when his title was changed to Chief Medical Officer. From 1987 to 1990, Dr. Lopez was Vice President of Clinical Affairs at BioStar Medical Products, Inc., a Boulder, Colorado diagnostic firm. From 1986 to 1987 he served as Research Associate with the Rheumatology Division of the University of Colorado Health Sciences Center, Denver, Colorado. From 1980 to 1986 he was Professor of Immunology at Cayetano Heredia University School of Medicine in Lima, Peru, during which time he also maintained a medical practice with the Allergy and Clinical Immunology group at Clinica Ricardo Palma in Lima. From 1978 to 1980 Dr. Lopez held a fellowship in Clinical Immunology at the University of Colorado Health Sciences Center. He received his M.D. degree in 1974 from Cayetano Heredia University School of Medicine in Lima, Peru. He is a clinical member of the American College of Rheumatology, and a corresponding member of the American Academy of Allergy, Asthma and Immunology. Dr. Lopez is licensed to practice medicine in Colorado, and is widely published in the areas of immunology and autoimmune disease.

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

        Robert Tutag was appointed to the Company's Board of Directors in September 2005. Mr. Tutag is currently and since 1990, has been President of Unisource, Inc., a privately held Boulder, Colorado company which identifies and develops niche pharmaceutical products for generic and brand name pharmaceutical companies. From 1964 through 1982, Mr. Tutag was President and Chief Operating Officer of Tutag Corporation. In that capacity, he developed and managed operations of Cord Laboratories, one of the original generic pharmaceutical manufacturing companies, in addition to founding and overseeing Geneva Generics, a generic sales and distribution company, which developed into one of the country's premier companies in its industry. Both Cord Laboratories and Geneva Generics were acquired by Ciba-Geigy Corporation. During that time period, Mr. Tutag also served as a Director of Geneva Generics and as Vice President of Sales and a Director of Tutag Pharmaceuticals, a branded distribution company. From 1983 through 1989, Mr. Tutag was President and Chief Executive Officer of NBR Financial, Inc., a multi-bank holding company in Boulder, Colorado. Since 1977 until the present, Mr. Tutag has also been editor of GMP Trends, Inc., Boulder, Colorado, an informational newsletter that reviews FDA and GMP inspection reports (483's) for the pharmaceutical and medical device industries. Mr. Tutag also served as interim president from 1999-2000 and was a director from 1997-2001 of the Bank of Cherry Creek in Boulder, Colorado. He received a BBA and an MBA from the University of Michigan.

        Dennis Walczewski was appointed to the Company's Board of Directors on January 3, 2006 to fill the vacancy created by the resignation of Mr. Jun Sasaki on the same day. Mr. Walczewski's background consists of over 30 years experience in the Diagnostic and Biotechnology industries. Mr. Walczewski has held either management or executive positions in Promega, T-Cell Diagnostics, Endogen and Boehringer Manheim (now Roche). He has been employed by MBL international or MBLI for the previous five years and now is their Chief Executive Officer. . Mr. Walczewski hold a B.S. in Chemistry from Suffolk University and an MBA from Indiana Wesleyan University. Per our arrangement with MBL, Mr. Walczewski is not compensated in cash by Corgenix for board meetings attended, but does, however, receive stock options in parallel with the independent members of our Board of Directors.

        Stephen P. Gouze was appointed to the Company's Board of Directors on February 26, 2008 to fill the vacancy created by the resignation from the Board of Charles H. Scoggin, M.D. From 1998 through 2007, Mr. Gouze was President of DiaSorin, Inc., the U.S. subsidiary of a $250 million international diagostic company, DiaSorin, S.p.A., a company focusing on hepatitis, endocrinology and instrumentation. From 1997 to 1998, Mr. Gouze was Vice President, Sales and Marketing of IncSTAR Corporation, the predecessor company of DiaSorin. From 1994 to 1997, Mr. Gouze was Vice President, Sales and Marketing for PathCor, Inc. (Medical Arts Laboratory), an Oklahoma City clinical testing laboratory. From 1989 to 1994, Mr. Gouze was the Director of Marketing of Sanofi Diagnostics Pasteur, a major international diagnostic company focusing on blood viruses, autoimmunity and allergies, and from 1987 to 1989, he was the Marketing Manager of Kallestad Diagnostics, Inc. (now part of BioRad Laboratories, Inc.), a predecessor division of Sanofi Diagnostics Pasteur. Mr. Gouze received a Bachelor of Science Degree in Medical Technology from the University of Wisconsin.

        Larry G. Rau was appointed to the Company's Board of Directors on March 27, 2006. Mr. Rau is currently and since 1995, has been President and CEO of Rau Financial Services, a Sioux Falls, South Dakota firm specializing in alternative investments such as 1031 property exchanges, Real Estate, Oil and Gas, and Medical Receivables in addition to stocks and fixed income investments. From 1986 to 1995, Mr. Rau was an investment executive with A.G. Edwards and UBS PaineWebber, and from 1968 to 1986, he worked in pharmaceutical sales and/or marketing for Cutter Labs, Baxter International and Fort Dodge Labs.

        C. David Kikumoto was appointed to the Company's Board of Directors on March 30, 2006. Mr. Kikumoto is the founder and is currently the Chief Executive Officer of Denver Management Advisors, a firm that has assembled leading team of health care cost containment specialists in the Rocky Mountain West, providing cost containment services to large employers, insurers, and healthcare providers. From 1999-2000, Mr. Kikumoto was the President and Vice Chairman at Anthem Blue Cross and Blue Shield, Colorado and Nevada. He led the merger of Blue Cross and Blue Shield to Anthem resulting in the creation of one of the largest private foundations in the State of Colorado. Mr. Kikumoto also provided strategic advice and counsel to the new leadership team and served as a liaison to customers, community leaders and regulators. From 1987-1999 Mr. Kikumoto served in several roles at Blue Cross and Blue Shield of Colorado, Nevada and New Mexico. From 1993-1999 Mr. Kikumoto was the President and Chief Executive Officer. He directed, developed and created one the first regional Blue Cross and Blue Shield Plans with total membership of 750,000 and annual premium income of $800 million. From 1991-1993 he was the Senior Vice President, Chief Marketing Officer. Mr. Kikumoto was responsible for the marketing and sales of health, life, dental and workers' compensation products in a three-state region while concurrently serving as the CEO of several subsidiary companies. During 1987-1991 Mr. Kikumoto was the Vice President, Alternative Delivery Systems. In that position, he managed health care costs in a three-state region through the development of alternatives to traditional health care models.

        All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

        Directors are elected by a plurality of the shareholders at annual or special meetings of shareholders held for that purpose. There have been no material changes to the way in which shareholders may recommend nominees to the Board of Directors.

Audit Committee

        The Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Company. Because the Company's common stock is traded on the Over the Counter Bulletin Board, the Company is not subject to the listing requirements of any securities exchange or the NASDAQ regarding the membership of the Company's Audit Committee. However, each of the members of the audit committee is independent as defined in the listing standards for the American Stock Exchange.

        The Board has adopted a written charter for the Audit Committee. The charter may be viewed on the Company's website at www.Corgenix.com.

        The Audit Committee currently consists of three Outside Directors: Messrs. Kikumoto, Tutag and Gouze. Mr. William Critchfield, the Senior Vice President and Chief Financial Officer, usually participates in Audit Committee meetings as requested. The Board has determined that Mr. Kikumoto qualifies as an "Audit Committee Financial Expert" as that term is defined in rules promulgated by the Securities and Exchange Commission and is independent as defined by the American Stock Exchange listing standards.

        The functions of the Audit Committee include:

  •
  making recommendations to the Board regarding the selection of independent auditors,

  •
  reviewing the results and scope of the audit and other services provided by Corgenix's independent auditors, and

  •
  reviewing and evaluating Corgenix's audit and control functions.

        Four Audit Committee meetings were held during the last fiscal year.

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

        Based solely on our review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16 (a) filing requirements applicable to our officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2008.

Item 10.    Executive Compensation.

        The following table shows how much compensation was paid by Corgenix for the last three fiscal years to our Principal Executive Officer, and the other two most highly compensated Executive Officers, for services rendered during such fiscal years (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)			Option Awards ($)(3)		Non-Stock Incentive Plan Comp ($)	All other Comp. ($)(1)		Total ($)

Douglass T. Simpson	2008		$200,450		$—		$—			$—	—		$13,334		$213,784
President, Chief Executive Officer	2007 2006	$ $	210,121 180,000	$ $	19,570 —	$ $	— —		$ $	95,858 —	— —	$ $	14,697 14,540	$ $	340,246 194,540
Dr. Luis R. Lopez	2008		$180,500		$—		$—			$—	—		$17,383		$197,883
Chairman and Chief Medical Officer	2007 2006	$ $	184,234 184,572	$ $	11,742 —	$ $	— —		$ $	47,762 —	— —	$ $	19,223 18,289	$ $	262,961 202,861
William H. Critchfield	2008		$171,000		$—		$—			$—	—		$13,334		$184,334
Senior Vice President Finance and Administration and Chief Financial Officer	2007 2006	$ $	179,250 165,000	$ $	15,656 17,556	$ $	— 40,000	(2)	$ $	67,134 —	— —	$ $	14,697 14,540	$ $	276,737 237,096
(1)
We paid each executive officer an automobile allowance of $500 per month in 2008, 2007 and 2006, in addition to paying approximately 86% of each officer's group health insurance premium.

(2)
On February 24, 2006, Mr. Critchfield received a restricted stock award of 100,000 shares and a cash bonus to pay the estimated personal income taxes on said award of $17,556. The fair market value of the restricted stock at the date of issuance was $0.40.

(3)
Using the Black Scholes valuation of $0.334 per option in fiscal 2007.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Weighted Average Option Exercise Price ($/Share)	Option Expiration Dates	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(i)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)

Douglass T. Simpson	359,739	191,333	—	$0.354	10/2/09-8/1/13	—	—	—	—
Dr. Luis R. Lopez	189,567	95,333	—	$0.360	10/2/09-8/1/13	—	—	—	—
William H. Critchfield	226,119	134,000	—	$0.356	10/2/09-8/1/13	33,333	$9,667	—	—

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Luis R. Lopez M.D.	—	—	—	—	—	—	—
Douglass T. Simpson	—	—	—	—	—	—	—
Robert Tutag	$4,000	—	$15,512	—	—	—	$19,512
Dennis Walczewski	—	—	$15,512	—	—	—	$15,512
Larry G. Rau	$4,250	—	$15,512	—	—	—	$19,762
C. David Kikumoto	$4,000	—	$15,512	—	—	—	$19,512
Stephen P. Gouze	$1,000	—	$8,688	—	—	—	$9,688

*
Using Black Scholes valuations of $0.3412 and $0.2172 per option at respective option grant dates

        Our current policy is to pay each independent director $500 per board meeting and $250 per board committee (audit, compensation and nominating) either attended in person or via telephone. In addition, annually each independent director is granted options to purchase shares of the our common stock at the fair market value at the date of grant and vesting 100% upon grant.

Long-Term Incentive Compensation

        Effective January 1, 1999, we adopted a Stock Compensation Plan to provide executive officers an opportunity to purchase shares of our common stock as a bonus or in lieu of cash compensation for services rendered. No issuance of stock was made under the Stock Compensation Plan to any Named Executive Officer during the three fiscal years ended June 30, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2008 and outstanding options held by the Named Executive Officers as of June 30, 2008:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Options at FY-End # Exercisable and Unexercisable	Value of In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Douglass T. Simpson	0	0	359,739 and 191,333	$0/0
Dr. Luis R. Lopez	0	0	189,567 and 195,333	$0/0
William H. Critchfield	0	0	26,119 and 134,000	$0/0

(1)
Based on the closing price of the Company's common stock at June 30, 2008 of $0.29 per share.

Employment and Consulting Agreements

        Since 2001, we have entered into employment agreements with each of the Company's five executive officers. As of July 1, 2008 the annual salaries for the five Executive Officers are as noted opposite each of their names:

Officer	Current Annual Salary
• Douglass T. Simpson—	$209,470 as of July 1, 2008
• Dr. Luis R. Lopez—	$188,623 as of July 1, 2008
• William H. Critchfield—	$180,502 as of July 1, 2008
• Ann L. Steinbarger—	$161,550 as of July 1, 2008
• Taryn G. Reynolds—	$123,690 as of July 1, 2008

        Each of the above employment agreements is for continuously renewable terms of three years, provides for severance payments equal to eighteen month's salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), and an automobile expense reimbursement of $500 per month.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of Corgenix is currently composed of Messrs. Tutag, Rau, and Kikumoto, with Mr. Tutag serving as Chairman. No interlocking relationship exists between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of June 30, 2008, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors, (iii) each executive officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 11575 Main Street, Suite 400, Broomfield, CO 80020. Beneficial ownership, for purposes of this table, includes debt convertible into common stock and options and warrants to purchase common stock that are either currently exercisable or convertible or will be exercisable or convertible within 60 days of June 30, 2008. No director or executive officer beneficially owned more than 5% of the common stock.

        The percentage ownership data is based on 30,021,935 shares of our common stock outstanding as of June 30, 2008, plus warrants and stock options outstanding in addition to common shares underlying convertible debt. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants or underlying convertible debt that are currently exercisable or convertible, or will become exercisable or convertible, within 60 days of June 30, 2008 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option or warrant, or convertible promissory note, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Number	Percent of Class
Mid South Investor Fund	5,450,000	16.55%
Barron Partners LP(2) c/o Barron Capital Advisors, LLC 730 Fifth Avenue, 9th Floor New York, NY 10019	1,546,872	4.90%
CAMOFI Master LDC(3) 350 Madison Avenue New York, NY 10017	1,576,776	4.99%
Truk Opportunity Fund(3) c/o RAM Capital Resources, LLC One East 52nd Street, Sixth Floor New York, NY 10022	1,546,872	4.99%
Ascendiant Capital Group LLC, Ascendiant Securities LLC(4) 18881 Von Karman Avenue, 16th Floor Irvine, CA 92612	1,576,776	4.99%
Medical & Biological Laboratories Co., Ltd.	1,380,288	4.47%
Taryn G. Reynolds(1)	1,038,935	3.38%
Dr. Luis R. Lopez(1)	960,068	3.16%
Douglass T. Simpson(1)	579,114	1.90%
William H. Critchfield(1)	336,119	1.11%
Robert Tutag(1)	250,000	0.83%
Ann L. Steinbarger(1)	207,502	0.69%
Larry G. Rau(1)	122,000	0.41%
Stephen P. Gouze(1)	40,000	0.13%
David Kikumoto(1)	155,000	0.51%
Dennis Walczewski(1)	80,000	0.27%
All current directors and current executive officers as a group (10 persons)	3,768,738	12.39%

(1)
Current director or officer

(2)
Contractual restrictions in the Barron Partners preferred stock purchase agreement and warrants prohibit Barron Partners, L.P. from exercising any warrants or converting any preferred stock if such conversion or exercise would cause it to exceed 4.90% beneficial ownership of Corgenix. Barron Partners holds warrants to acquire up to 15,462,964 shares of common stock.

(3)
Contractual restrictions in its convertible note, warrants, and purchase agreement with Corgenix prohibit each of CAMOFI and Truk Opportunity Fund from exercising any warrants or converting any debt if such conversion or exercise would cause either entity to exceed 4.99% beneficial ownership of Corgenix. CAMOFI holds convertible debt and warrants to acquire up to

  3,347,556 shares of common stock. Truk Opportunity Fund holds convertible debt and warrants to acquire up to 576,998 shares of common stock, without taking into account interest on the debt, which may also be converted into shares of common stock. Michael E. Fein and Stephen E. Saltzstein, as principals of Atoll Asset Management, LLC, the Managing Member of Truk Opportunity Fund, LLC, exercise investment and voting control over the securities owned by Truk Opportunity Fund, LLC. Both Mr. Fein and Mr. Saltzstein disclaim beneficial ownership of the securities owned by Truk Opportunity Fund, LLC.

(4)
For purposes of this calculation, the holdings of Ascendiant Capital Group, LLC have been aggregated with Ascendiant Securities, L.P. Contractual restrictions in the warrants held by the Ascendiant entities prohibit them from exercising any warrants if such exercise would cause either entity to exceed 4.99% beneficial ownership of Corgenix. The Ascendiant entities together hold warrants to acquire up to 3,726,253 shares of common stock.

Equity Compensation

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,497,100	$0.36	2,822,167
Equity compensation plans not approved by security holders	—	—	—

Total	2,497,100	$0.36	2,822,167

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

Director Independence

        Because the Company's common stock is traded on the Over the Counter Bulletin Board, the Company is not subject to the independence requirements of any securities exchange or the Nasdaq regarding our directors, the membership of our board of directors or our committees. However, the Board has determined that Messrs. Tutag, Kikumoto, Gouze and Rau are each "independent" as that term is defined by the American Stock Exchange. Under the American Stock Exchange definition, an independent director is a person who (1) is not an executive officer or employee of the Company; (2) is not currently and has not been over the past three years employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (3) has not (or whose immediate family members have not) been paid more than $100,000 during any period of twelve consecutive months within the past three fiscal years [excluding compensation for board or board committee service, compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or benefits under a tax-qualified retirement plan or non-discretionary compensation]; (4) is not an immediate family member of an individual who is, or at any time during the past three fiscal years was, employed by the Company as an executive officer; (5) is not (or whose immediate family member is not) a partner in, controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company's securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years; (6) is not (or whose immediate family member is not) employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the compensation committee of such other entity; or (7) is not (or whose immediate family member is not) a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Item 13.    Exhibits and Reports to Form 10-KSB

  a.
  Index to and Description of Exhibits

Exhibit Number		Description of Exhibit
3.1		Articles of Incorporation, as amended, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998 and incorporated herein by reference.
3.2		Articles of Amendment to the Articles of Incorporation, filed with the Company's Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.
3.3
Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock for Corgenix Medical Corporation, filed with the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.
3.4		Bylaws, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998 and incorporated herein by reference.
3.5	*	Amended and Restated Articles of Incorporation, dated June 9, 2008.
10.2
Office Lease dated May 5, 2001 between Crossroads West LLC/Decook Metrotech LLC and Corgenix, Inc., filed as exhibit 10.9 to the Company's Form 10-KSB filed September 28, 2001 and incorporated herein by reference.
10.4		Employment Agreement dated July 1, 2005 between Luis R. Lopez and the Company, filed as exhibit 10.7 to the Company's Form 10-KSB filed September 22, 2005 and incorporated herein by reference.
10.5		Employment Agreement dated July 1, 2005 between Douglass T. Simpson and the Company, filed as exhibit 10.8 to the Company's Form 10-KSB filed September 22, 2005 and incorporated herein by reference.
10.6		Employment Agreement dated July 1, 2005 between Ann L. Steinbarger and the Company, filed as exhibit 10.10 to the Company's Form 10-KSB filed September 22, 2005 and incorporated herein by reference.
10.7		Employment Agreement dated July 1, 2005 between Taryn G. Reynolds and the Company, filed as exhibit 10.11 to the Company's Form 10-KSB filed September 22, 2005 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.8	Employment Agreement dated July 1, 2005 between William H. Critchfield and the Company, filed as exhibit 10.9 to the Company's filing on Form 10-KSB filed September 22, 2005 and incorporated herein by reference.
10.9

Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.
10.10	Warrant Agreement dated June 1, 2000 between the Company and Taryn G. Reynolds, filed as exhibit 10.27 to the Company's Form 10-KSB filed October 2, 2000 and incorporated herein by reference.
10.11
Consulting Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed as exhibit 10.32 to the Company's Form 10-QSB filed November 14, 2002 and incorporated herein by reference.
10.12
License Agreement dated September 29, 2002 between Eiji Matsuura, Ph.D and the Company, filed as exhibit 10.33 to the Company's Form 10-QSB filed November 14, 2002 and incorporated herein by reference.
10.13	Amended and Restated 1999 Incentive Stock Plan filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.
10.14	Amended and Restated Employee Stock Purchase Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.
10.15	Warrant Agreement dated October 11, 2001 between Phillips V. Bradford and the Company, filed as exhibit 21.4 to Company's Form 10-QSB filed February 12, 2002 and incorporated herein by reference.
10.16	Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company, filed as exhibit 21.5 to the Company's Form 10-QSB filed February 12, 2002 and incorporated herein by reference.
10.18	Form of Securities Purchase Agreement dated May 19, 2005, filed as exhibit 2.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.19	Form of Secured Convertible Term Note dated May 19, 2005, filed as exhibit 10.32 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.20	Form of Registration Rights Agreement dated May 19, 2005, filed as exhibit 10.33 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.21	Form of Restricted Account Agreement dated May 19, 2005, filed as exhibit 10.34 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.22	Form of Restricted Account Side Letter dated May 19, 2005, filed as exhibit 10.35 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.23	Form of Stock Pledge Agreement dated May 19, 2005, filed as exhibit 10.36 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.24	Form of Lockup Letter dated May 19, 2005, filed as exhibit 10.37 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.25	Form of Subsidiary Guaranty dated May 19, 2005, filed as exhibit 10.38 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.26
Form of Letter Agreement dated June 7, 2005 between the Company and certain officers, directors and affiliated persons, filed as exhibit 10.39 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.27
Lease Agreement dated February 8, 2006 between Corgenix Medical Corporation and York County, LLC, a California limited liability company (as landlord), filed with the Company's Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.
10.28	First Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated December 11, 2006 and incorporated herein by reference.
10.29	Second Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated June 19, 2007 and incorporated herein by reference.
10.30	Third Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated July 19, 2007 and incorporated herein by reference.
10.31
Preferred Stock Purchase Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as exhibit 10.1 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.
10.32
Escrow Agreement between Corgenix Medical Corporation, Barron Partners LP and Epstein, Becker & Green, P.C., dated December 28, 2005, filed as exhibit 10.2 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.
10.33
Registration Rights Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as exhibit 10.3 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.
10.34
Common Stock Purchase Warrant "A" dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.4 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.
10.35
Common Stock Purchase Warrant "B" dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.5 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.
10.36
Common Stock Purchase Warrant "C" dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.6 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.37	Common Stock Purchase Warrant #118 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.7 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.
10.38

Common Stock Purchase Warrant #119 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.8 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.
10.39
Common Stock Purchase Warrant #120 dated December 28, 2005 issued to Ascendiant Securities, L.L.C.? filed as exhibit 10.9 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.
10.40	Form of Barron Lockup Letter, filed as exhibit 10.3 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.
10.41	Form of Lockup Letter in connection with Secured Convertible Term Note financing, filed as exhibit 10.7 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.
10.42
Securities Purchase Agreement dated December 28, 2005 by and among Corgenix Medical Corporation and Truk Opportunity Fund, LLC, Truk International Fund, LP, and CAMOFI Master LDC and incorporated herein by reference.
10.43
Registration Rights Agreement among Truk International Fund, LP, Truk Opportunity Fund, LLC, CAMOFI Master LDC and Corgenix Medical Corporation, filed as exhibit 10.6 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.
10.44
Product Development, Manufacturing and Distribution Agreement dated May 13, 2004 between Creative Clinical Concepts, Inc. and the Company, filed as exhibit 10.26 to the Company's Form 10-KSB filed September 22, 2005 and incorporated herein by reference.
10.45	Supply Agreement dated September 12, 2003 between DiaDexus, Inc. and the Company, filed as exhibit 10.31 to the Company's Form 10-KSB filed September 22, 2005 and incorporated herein by reference.
10.46
Distribution Agreement and OEM Supply Agreement dated March 31, 2005 between MBL International, Inc. and the Company, filed as exhibit 10.33 to the Company's Form 10-KSB filed September 22, 2005 and incorporated herein by reference.
10.47	Form of Term Note Security Agreement dated May 19, 2005, filed as exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.48	Form of Common Stock Purchase Warrant dated May 19, 2005, filed as exhibit 4.2 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.49	Form of Secured Convertible Term Note dated December 30, 2005, filed as exhibit 4.3 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.
10.50	Form of AIR Warrant dated December 30, 2005, filed as exhibit 4.4 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.51		Corgenix Medical Corporation 2005 Incentive Compensation Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 27, 2005 and incorporated herein by reference.
10.52

Amendment Concerning Secured Convertible Term Notes (including Amendment No. 1 to each Secured Convertible Term Note), filed as exhibit 10 to the Company's Form 8-K filed December 5, 2006 and incorporated herein by reference.
10.53		Placement Agent Agreement dated June 17, 2007, filed as Exhibit 4.4 to the Company's Form 8-K filed July 27, 2007 and incorporated herein by reference.
10.54		Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company's Form 8-K filed July 27, 2007 and incorporated herein by reference.
10.55		Form of Subscription Agreement, filed as Exhibit 4.2 to the Company's Form 8-K filed July 27, 2007 and incorporated herein by reference.
10.56		Form of Registration Rights Agreement, filed as Exhibit 4.3 to the Company's Form 8-K filed July 27, 2007 and incorporated herein by reference.
10.57
Consulting Agreement dated March 1, 2006 between Corgenix Medical Corporation and Gordon E. Ens, filed as Exhibit 10.1 to the Company's Form 10-QSB filed May 15, 2007 and incorporated herein by reference.
10.58
License Agreement dated March 1, 2007 between Corgenix Medical Corporation and Creative Clinical Concepts, filed as Exhibit 10.2 to the Company's Form 10-QSB filed May 15, 2007 and incorporated herein by reference.(1)
10.59		Letter Agreement dated August 13, 2007 between Corgenix Medical Corporation and Barron Partners, LP. and incorporated herein by reference.
10.60	*	Lease Agreement dated January 1, 2008 between Andrew Dean T/A Andrew Dean Investments and Corgenix UK, Ltd., filed as exhibit 21.6 to the Company's Form 10-QSB filed February 12, 2002.
21.1		Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998 and incorporated herein by reference.
23.1	*	Consent of Independent Registered Public Account Firm
31.1	*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

  3.
  Form 8-K filed February 28, 2008 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

  4.
  Form 8-K filed April 22, 2008 Other Events

  5.
  Form 8-K filed May 21, 2008 Other Events

Item 14.    Principal Accountant Fees and Services.

        Our principal outside accountant who serves as our auditor and our principal outside accountant for preparation of our Federal and State income tax returns is Hein & Associates LLP. Hein & Associates LLP also was the principal outside accountant for preparation of our Federal and State income tax returns.

        The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants are as follows:

	Audit Fees (Includes Form QSB Reviews & Consents)	Audit-Related Fees	Tax Fees	All Other Fees
2008	$135,125	$10,146	$9,405	$—
2007	$111,905	$17,798	$8,395	$—

        Our Audit Committee (the "Committee"), consisting of Messrs. Kikumoto (Chairman), Tutag and Rau, is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for us by its registered public accounting firm, provided, however, that de-minimus non-audit services may instead be approved in accordance with applicable SEC rules.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2008 and 2007

(With Independent Registered Public Accounting Firm's Report Thereon)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2008 and 2007

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Corgenix Medical Corporation:

        We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine Management's assertion about the effectiveness of Corgenix Medical Corporation and subsidiaries' internal control over financial reporting as of June 30, 2008 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Hein & Associates LLP

Denver, Colorado
September 24, 2008

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2008 and 2007	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,520,099	$1,324,072
Accounts receivable, less allowance for doubtful accounts of $103,689 and $94,097	1,009,313	1,225,677
Inventories	2,430,205	2,558,456
Prepaid expenses	138,585	99,767

Total current assets	5,098,202	5,207,972

Property and Equipment:
Capitalized software costs	255,617	255,617
Machinery and laboratory equipment	980,680	944,663
Furniture, fixtures and office equipment	1,744,638	1,808,698

	2,980,935	3,008,978
Accumulated depreciation and amortization	(1,195,128)	(798,362)

Net Property and equipment	1,785,807	2,210,616

Intangible assets:
License	388,011	332,838

	388,011	332,838
Other assets:
Deferred financing costs, net of amortization of $1,181,136 and $873,729	435,492	743,070
Due from officer	12,000	12,000
Due from Biosafe	—	125,000
Other	168,902	257,180

Total assets	$7,888,414	$8,888,676

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of notes payable, net of discount	$521,495	$1,014,437
Current portion of capital lease obligations	244,035	223,127
Accounts payable	840,474	844,338
Accrued payroll and related liabilities	293,065	271,994
Accrued interest	15,246	26,741
Deferred revenue	735	465,615
Accrued liabilities	294,643	291,491

Total current liabilities	2,209,693	3,137,743
Notes payable, net of discount, less current portion	213,121	1,000,051
Capital lease obligation, less current portion	226,917	442,775
Deferred Facility Lease Payable, excluding current portion	836,099	1,065,227

Total liabilities	3,485,830	5,645,796

Commitments and contingencies (note 1)
Redeemable common stock,$0.001par value. 500,006 and 669,019 shares issued and outstanding, aggregate redemption value of $284,003 and $302,003	250,000	250,000
Stockholders' equity:
Convertible Preferred stock, $0.001 par value, liquidation preference $0 and $464,730, respectively. Authorized 5,000,000 shares, Issued and outstanding 0 and 1,327,800 in 2008 and 2007, respectively	—	1,327,800
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 30,021,935 and 14,483,342 shares in 2008 and 2007, respectively	29,521	13,814
Additional paid-in capital	18,049,673	13,444,483
Accumulated deficit	(13,920,235)	(11,808,129)
Accumulated other comprehensive income (loss)	(6,375)	14,912

Total stockholders' equity	4,152,584	2,992,880

Total liabilities and stockholders' equity	$7,888,414	$8,888,676

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended June 30, 2008 and 2007

	2008	2007
Net sales	$8,365,569	$7,367,933
Cost of sales	4,028,949	2,828,737

Gross profit	4,336,620	4,539,196
Operating expenses:
Selling and marketing	2,132,843	2,065,573
Research and development	666,664	812,531
General and administrative	2,139,392	2,519,196

	4,938,899	5,397,300

Operating loss	(602,279)	(858,104)

Other income (expense)
Other Income	34,531	153,344
Interest expense	(1,544,518)	(1,729,367)

Net loss before income taxes	(2,112,266)	(2,434,127)
Income taxes	(160)	6,446

Net loss	(2,112,106)	(2,440,573)

Net loss per share basic and diluted	$(0.09)	$(0.20)

Weighted average shares outstanding—basic and diluted	24,994,354	12,467,479

Net loss	$(2,112,106)	$(2,440,573)
Other comprehensive income (loss)—foreign currency translation	(21,287)	26,567

Total comprehensive loss	$(2,133,393)	$(2,414,006)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2008 and 2007

	Preferred Stock, Number of Shares	Preferred Stock $0.001 par	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at July 1, 2006	2,000,000	$2,000,000	10,723,205	$9,895	$12,060,729	$(9,367,556)	$(11,655)	$4,691,413
Dividends on convertible preferred stock	280,000	280,000	—	—	—	—	—	280,000
Conversion of preferred stock into common stock	(952,200)	(952,200)	2,720,571	2,721	949,479	—	—	—
Issuance of common stock for services	—	—	240,587	241	46,057	—	—	46,298
Issuance of common stock for license	—	—	214,285	214	22,629	—	—	22,843
Issuance of common stock in exchange for debt and interest	—	—	743 142	743	222,201	—	—	222,944
Compensation expense recorded as a result of stock options issued	—	—	—	—	143,388	—	—	143,388
Cancellation of redeemable stock upon note pay down	—	—	(158,448)	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	26,567	26,567
Net loss	—	—	—	—	—	(2,440,573)	—	(2,440,573)

Balances at June 30, 2007	1,327,800	$1,327,800	14,483,342	13,814	13,444,483	(11,808,129)	14,912	2,992,880
Issuance of common stock for cash	—	—	3,956,000	3,956	985,044	—	—	989,000
Issuance cost for common stock offering	—	—	—	—	(220,336)	—	—	(220,336)
Conversion of preferred stock into common stock	(1,327,800)	(1,327,800)	4,160,689	4,161	1,323,639	—	—	—
Issuance of common stock for services	—	—	36,218	36	25,320	—	—	25,356
Issuance of common stock in exchange for debt and interest	—	—	6,822,846	6,822	1,698,890	—	—	1,705,712
Compensation expense recorded as a result of stock options issued	—	—	—	—	239,690	—	—	239,690
Cancellation of redeemable stock upon note pay down	—	—	(169,011)	—	—	—	—	—
Addition of discount on convertible notes due to contingent conversion feature	—	—	—	—	536,875	—	—	536,875
Issuance of warrants for license	—	—	—	—	16,800	—	—	16,800
Exercise of warrants	—	—	731,851	732	(732)	—	—	—
Foreign currency translation	—	—	—	—	—	—	(21,287)	(21,287)
Net loss	—	—	—	—	—	(2,112,106)	—	(2,112,106)

Balances at June 30, 2008	—	$—	30,021,935	$29,521	$18,049,673	$(13,920,235)	$(6,375)	$4,152,584

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2008 and 2007	2008	2007
Cash flows from operating activities:
Net loss	$(2,112,106)	$(2,440,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420,689	362,326
Accretion of discount on notes payable	929,593	841,896
Amortization of deferred financing costs	307,407	404,664
Common stock issued for services	25,356	46,298
Common stock issued for interest	175,019	52,156
Compensation expense recorded for stock options issued	239,690	143,388
Gain on disposal of equipment	—	(6,729)
Bad debt expense	—	64,000
Changes in operating assets and liabilities:
Accounts receivable, net	214,957	110,861
Inventories	127,889	(918,079)
Prepaid expenses and other assets, net of warrants issued for finance costs	112,024	(365,880)
Accounts payable	(22,369)	300,360
Accrued payroll and related liabilities	6,597	18,092
Accrued interest and other liabilities	(532,178)	491,869

Net cash used in operating activities	(107,432)	(895,351)

Cash flows used in investing activities:
Proceeds from disposal of equipment	—	43,051
Additions to equipment	(103,021)	(299,055)

Net cash used in investing activities	(103,021)	(256,004)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of financing costs	768,664	—
Payments on notes payable	(141,896)	(467,547)
Payments on capital lease obligations	(219,950)	(189,689)

Net cash provided (used in) by financing activities	406,818	(657,236)

Net increase (decrease) in cash and cash equivalents	196,365	(1,808,591)
Impact of exchange rate changes on cash	(338)	14,169
Cash and cash equivalents at beginning of year	1,324,072	3,118,494

Cash and cash equivalents at end of year	$1,520,099	$1,324,072

Supplemental cash flow disclosures:
Cash paid for interest	$149,103	$456,475

Noncash investing and financing activities
Equipment acquired under capital leases	$25,000	$834,516

Issuance of stock for debt	$1,530,693	$170,788

Issuance of warrant for license	$16,800	$—

Issuance of stock for license	$—	$22,843

Landlord buildout of new facility	$—	$1,207,705

Addition of discount on convertible notes due to contingent conversion feature	$536,875	$—

Conversion of preferred stock into common stock	$1,327,800	$—

Restricted asset applied to note	$—	$250,000

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

(1) Summary of Significant Accounting Policies

(a) Business and Basis of Presentation

        Corgenix (formerly known as REAADS Medical Products) develops, manufactures and markets diagnostic products for the serologic diagnosis of certain vascular diseases and autoimmune disorders using proprietary technology. The Company markets its products to hospitals and free-standing laboratories worldwide through a network of sales representatives, distributors and private label (OEM) agreements. The Company's corporate offices and manufacturing facility are located in Broomfield, Colorado.

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

(d) Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with original maturities of three months or less at purchase to be cash equivalents.

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

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

(f) Inventories

        Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the two years ended June 30, 2008. Components of inventories as of June 30 are as follows:

	2008	2007
Raw materials	$588,288	$412,883
Work-in-process	911,590	1,355,174
Finished goods	930,327	790,399

	$2,430,205	$2,558,456

(g) Equipment and Software

        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Equipment acquired under capital leases amounted to $25,000 and $834,516 in fiscal 2008 and 2007, respectively. Depreciation and amortization expense, which totaled $420,689 and $362,326 for the years ended June 30, 2008 and 2007, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to the Company's web site development, which is being amortized over three years, beginning in October 2002 and its accounting software, which is being amortized over five years, beginning in March 2007.

(h) Intangible Assets

        Intangible assets consist of purchased licences. Purchased licenses are amortized using the straight-line method over the shorter of 15 years or the remaining life of the license. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on July 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite lives and licenses acquired with no definite term are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this statement. Identifiable intangibles with estimated useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets.

        On March 1, 2007, we executed an exclusive license agreement (the "License Agreement") with Creative Clinical Concepts, Inc. ("CCC"). The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, "Aspirin Effectiveness Technology," or the "Licensed Products"). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term "AspirinWorks"® and related designs.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

        The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants., with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of June 30, 2008, the Company had accrued a total of $55,302 payable to CCC as a result of the anniversary calculations.

        The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement's caps on payments from us to CCC do not apply to royalty payments.

(i) Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $133,178 and $63,775 in fiscal 2008 and 2007, respectively.

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

(k) Revenue Recognition

        Revenue is recognized upon shipment of products. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. When revenue is received by

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

a customer in advance of shipment of products, in exchange for a discount, it is credited to deferred revenue and taken into revenue upon eventual shipment of the products. The Company also has arrangements in which it manufactures products for other companies. Revenue under these arrangements is recognized when the manufacturing process is complete and risk of ownership has passed.

(l) Research and Development

        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense for the years ended June 30, 2008 and 2007 totaled $666,664 and $812,531 respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2008 and 2007 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues were $255,167 and $136,278 for the years ended June 30, 2008 and 2007, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

(m) Long-Lived Assets

        The Company reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

(n) Stock-Based Compensation

  Adoption of SFAS 123(R)

        Effective July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment ("SAB 107") in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the fiscal year ended June 30, 2008, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006,

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

        The adoption of SFAS 123(R) resulted in stock compensation expense of $239,690 and $143,388 for the fiscal years ended June 30, 2008 and 2007, respectively, charged to general and administrative expenses. This expense increased basic and diluted loss per share by $0.01 in both 2008 and 2007. The Company did not recognize a tax benefit from the stock compensation expense because the stock options are incentive stock options.

        The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over recent periods equal to the expected option contractual life. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over recent periods for the expected option term. The expected option term was calculated using the contract term method permitted by SAB 107. The contractual term was used as the Company believes that, based upon past experience, it more accurately reflects the expected option term.

(o) Earnings Per Share

        Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock totaling 39,039,941 and 34,236,238 shares for fiscal years 2008 and 2007 respectively, are not included in the calculation of weighted average common shares-diluted below as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	2008	2007
Net loss attributable to common stockholders	$(2,112,106)	$(2,434,127)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	14,483,342	10,723,205
Weighted average common equivalent shares issued during year	10,511,012	1,744,274

Weighted average common shares—basic and diluted	24,994,354	12,467,479

Net loss per share—basic and diluted	$(0.09)	$(0.20)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

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

(q) Liquidity

        The Company has incurred operating losses and negative cash flow from operations for most of its history. Losses incurred, net of imputed dividends on convertible preferred stock, since its inception have aggregated $11,672,686, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the future or to pursue its strategic objectives. Historically, the Company has financed its operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock. The Company has also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable decreased 17.7% to $1,009,313 as of June 30, 2008, from $1,225,677 as of June 30, 2007, primarily as a result of accelerated collection procedures.

        We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations. Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses. Although we cannot yet conclude that the above objectives have been fully met, management has been successful in increasing revenues in the current fiscal year by $997,636 or 13.5%. In addition, management has been successful in reducing operating expenses by $458,401 or 8.5%, reducing the current year's operating loss by $255,825 or 29.8%, in addition to substantially reducing our negative cash flow from operations.

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

        Should any other significant negative events occur, our financial liquidity position would most likely be negatively impacted by our not achieving positive cash flow from operations, and we would have to secure additional equity financing. It is also possible that we may also experience future defaults under the agreements with our convertible debt holders, e.g., for non-payment of amounts due, in which case they would be entitled to accelerate the amounts payable to them. However, we do not

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

believe that any defaults will occur in fiscal 2009 or thereafter. Management believes that we will have adequate resources to continue operations for longer than 12 months.

(r) Recently Issued Accounting Pronouncements

         FAS 157, Fair Value Measurements.    In September, 2007, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

         SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115."    In November 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not believe that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

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

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(2) Notes Payable

        Notes payable consist of the following at June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Convertible term note payable to institutional investors, net of discount of $63,281 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime (5% as of June 30, 2008) plus 3%, interest only from June 1, 2005 through October 1, 2005 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $39,431 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company	$265,676	$720,992
Convertible term note payable to institutional investors, net of discount of $264,343 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime (5% as of June 30, 2008) plus 3%, interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $50,000 plus interest through November 1, 2009, collateralized by all assets of the Company	458,940	703,496
Term note payable to institutional investors, with interest at the greater of 12% or prime (5% as of June 30, 2008) plus 3%, interest only payments commencing June 1, 2005 until May 19, 2008, collaterialized by all assets of the Company	—	500,000
Note payable, unsecured, to redeemable common stockholders, with interest at prime (5% at June 30, 2008) plus 2.0% due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	10,000	90,000

	734,616	2,014,488
Current portion, net of current portion of discount	(521,495)	(1,014,437)

Notes payable, excluding current portion and net of long-term portion of discount	$213,121	$1,000,051

        The convertible notes payable restrict the payment of dividends on the Company's common stock.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(2) Notes Payable (Continued)

        Aggregate maturities of notes payable by year, as of June 30, 2008, are as follows:

Years ending June 30:
2009	$752,759
2010	309,481

Less unaccreted discount on convertible notes	(327,624)

Net maturities	$734,616

(3) Equity

(a) Employee Stock Purchase Plan

        Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved the Company's Second Amended and Restated Employee Stock Purchase Plan. These plans are registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In fiscal 2008, 26,218 shares were issued under the plans. In fiscal 2007, no shares were issued under the plans.

        In fiscal 2008, the benefits expense recognized for the 15% discount on shares purchased under this plan amounted to $1,642. There was no benefits expense recognized for the 15% discount on shares purchased under this plan in fiscal 2007.

(b) Incentive Stock Option Plan

  Stock Options as of June 30, 2008

        The Company's Amended and Restated 1999 Incentive Stock Plan and the 2007 Incentive Compensation Plan (the "Plan") provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the "Committee") appointed by the Company's Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(3) Equity (Continued)

        The following table summarizes stock options outstanding and changes during the fiscal years ended June 30, 2007 and 2008:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2006	1,262,300	$0.40	—	—
Granted	1,085,000	$0.37	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(41,700)	$0.98	—

Options outstanding at June 30, 2007	2,305,600	$0.38	—	—
Granted	390,000	$0.36	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(198,500)	$0.54	—

Options outstanding at June 30, 2008	2,497,100	$0.36	55.27	$2,000

Options exercisable at June 30, 2008	1,857,100	$0.34	52.84	$2,000

        The total intrinsic value as of June 30, 2008 measures the difference between the market price as of June 30, 2008 and the exercise price. No options were exercised during the two year period ended June 30, 2008. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the year.

        Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2008, was approximately $216,410, which is expected to be recognized over a weighted average period of approximately 68.21 months.

        The weighted average per share fair value range of stock options granted during the twelve-month periods ending June 30, 2008 and 2007 was $0.022-$0.34 and $0.18-$0.34, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended June 30,
	2008	2007
Volatility	84.7%	111.5%
Expected option term	7 years	7 years
Risk-free interest rate	4.40%	4.39%
Expected dividend yield	0%	0%

        In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock awards of $13,333 for the two fiscal years ended

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(3) Equity (Continued)

June 30, 2008 and 2007. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the fiscal year ended June 30, 2008:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2007	66,667	$0.40
Granted	—	—
Vested	33,333	0.40

Non-vested at June 30, 2008	33,334	$0.40

        As of June 30, 2008, there were also 36,542,841 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.23 to $.68 per share with a weighted average exercise price of $.35 per share. Of these warrants, 5,140,510 were newly or incrementally issued in fiscal 2008 and 115,000, were issued in fiscal 2007.

(c) Preferred Stock

        On December 28, 2005 the Company issued to Barron Partners, L.P., or Barron, a New York based private partnership, two million shares of Series A Convertible Preferred Stock. The shares of Series A Convertible Preferred Stock were sold at $1.00 per share for gross proceeds of $2,000,000. Each share of preferred stock was convertible initially into 2.8571428571 shares of the Company's common stock. As of June 30, 2008, all of the convertible preferred stock had been converted into common stock and none remained outstanding.

        In addition, Corgenix initially issued warrants to Barron to purchase up to an additional 15,000,000 shares. Three warrants were initially issued, each for the purchase of up to 5,000,000 shares, at $.40, $.50, and $.60, respectively, with net exercise (i.e., cashless exercise) rights. As a result of the Company's July and September 2007 stock issuances at $0.25 per share, the number and exercise price of the Barron warrants were adjusted. The original warrants were replaced with three warrants, one to purchase 3,797,491 shares at $0.369 per share, one to purchase 5,716,081 shares at $0.437, and one to purchase 5,949,392 shares at $0.504. The warrants are exercisable for five years from the date of original issuance and expire on December 28, 2010.

        The number and exercise prices of the Barron warrants are subject to further adjustment upon the occurrence of certain specified events, including issuance of additional shares of common stock or subdivision or combining of shares of common stock.

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

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(3) Equity (Continued)

        The transaction with Barron also included a Registration Rights Agreement in which the Company agreed to file a registration statement on Form SB-2 covering the shares of common stock issuable upon the exercise of the warrants or the conversion of the preferred stock, which was declared effective on April 21, 2007.

        At the closing of the December 2005 transaction, the Company reimbursed Barron $15,000 for due diligence expenses. In addition, Ascendiant Securities, LLC acted as a financial advisor to the Company. As compensation for its services, the Company paid to Ascendiant a success fee ($160,000) equal to 8% of the initial gross proceeds, which fee was paid from escrow when those funds were released to Corgenix from escrow. If and when the Barron warrants are exercised in cash, then Corgenix would pay Ascendiant 8% of those gross proceeds. Additonally, as part of their compensation, Ascendiant received warrants equal to 8% of the total securities issued in the Barron transaction (8% × 20,714,286). Consequently, three warrants were originally issued to Ascendiant, each for the purchase of up to 552,380 shares at $.40, $.50, and $.60 with net exercise rights. As a result of the recently completed July and September 2007 stock issuances at $0.25 per share, the number and exercise price of the original Ascendiant warrants were adjusted. Ther original warrants were replaced with three warrants, for the purchase of 598,931 shares at $.369, 631,490 shares at $.437 and 657,266 shares at $.504. The estimated fair value of the warrants upon issuance exceeded the $2,000,000 investment in the convertible preferred stock. The estimated fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 111.5% volatility, risk free interest rate of 4.39% and an expected life of five years. Since the convertible preferred stock was immediately convertible, the entire value of the calculated discount (value of the warrants) was deemed to be imputed dividends on the convertible preferred stock.

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

        As a consequence, a special meeting of the shareholders of the Company was held on March 24, 2007 to vote upon an amendment to the articles of incorporation increasing the number of authorized shares of Common Stock from 40 million to 100 million (the "Share Increase Amendment"). The Share Increase Amendment was adopted by the Company's shareholders at the special meeting. As a result, the $2,000,000 plus accrued interest was released to the Company, and the preferred stock certificates were issued from escrow to Barron. In addition, because the Share Increase Amendment was adopted and approved by the Company's shareholders, the Company has reserved and keeps available shares of common stock for the purpose of enabling the Company to issue the shares of common stock underlying the preferred stock and warrants issued to Barron.

        Corgenix granted to Barron the right to participate in any subsequent financings by the Company on a pro rata basis at one hundred percent (100%) of the offering price; provided that any such right to participate shall be effective if and only if the right of first refusal in favor of the Company's current convertible debt investors has not been exercised.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(3) Equity (Continued)

        The December 28, 2005 Convertible Preferred financing agreements with Barron Partners, L.P., or Barron, stated that if the Company's EBITDA for the audited fiscal year ended June 30, 2006, as calculated based upon the audited financial statements filed with the Company's Form 10-KSB filed with the Securities and Exchange Commission, was less than $1,150,000, then the Company must issue to Barron such number of additional shares of preferred stock equal to 2,000,000 multiplied by the percentage by which EBITDA is less than $1,150,000, expressed as a positive number; provided that in no event will the number of additional shares of preferred stock issued due to this EBITDA adjustment exceed 14% of the number of shares of Preferred Stock originally issued to Barron, or 280,000 shares. EBITDA is defined in the Preferred Stock Purchase Agreement as net income of the Company, before interest, taxes, depreciation, amortization and one time charges, including, but not limited to, loss on the extinguishment of debt. EBITDA for the fiscal year ended June 30, 2007 was $443,591, therefore, on October 4, 2007, the Company issued 280,000 additional shares of convertible preferred stock to Barron. This additional share issuance ws treated as dividends on convertible preferred stock and is shown as such on the Consolidated Statements of Stockholders' Equity.

        The Company agreed that a majority of the members of the board of directors, and a majority of the compensation and audit committees, would be qualified independent directors, as defined by the NASD, within 90 days after December 28, 2007. From March 30, 2007 to present, these requirements have been fulfilled.

(4) Commitments and Contingencies

(a) Leases

        The Company is obligated under various noncancellable operating and capital leases primarily for its operating facilities and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Rent expense on operating leases is reflected on a

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(4) Commitments and Contingencies (Continued)

straight-line basis over the lease term. Future minimum lease payments under noncancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2008, are as follows:

	Capital Leases	Operating Leases
Years ending June 30:
2009	$281,597	$514,673
2010	183,369	521,479
2011	55,396	535,070
2012	8,779	504,118
2013	—	517,869
Thereafter	—	162,409

Total future minimum lease Payments	$529,141	$2,755,618

Less amounts representing interest	(58,189)

Present value of minimum capital lease payments	470,952
Less current portion	(244,035)

Capital lease obligations less current portion	$226,917

        Rent expense totaled $320,321 and $271,915 for the years ended June 30, 2008 and 2007, respectively.

(b) Employment Agreements

        The Company has employment agreements with five key employees, all of whom are also stockholders. In addition to salary and benefit provisions, these agreements include defined commitments by the Company should the employees terminate their employment with or without cause.

(c) Redeemable Common Stock and Warrants

        On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company's common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants were due to expire on July 3, 2008 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(4) Commitments and Contingencies (Continued)

the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2007). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

        On March 31, 2005, the Company's distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. ("MBLI"), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (5.00% as of June 30, 2008) plus two percent with payments having commenced in September, 2005. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of June 30, 2008, a total of 380,276 shares have been returned to the Company. The remaining 440,141 shares not covered by the promissory note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2006 through August 1, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

        As of July 15, 2008, the Company had reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, in addition to entering into a Memorandum of Understanding Regarding Aspirin Works Distribution Rights in Japan,, and to execute a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments add certain products and transfer prices, call for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, call for the payment by Corgenix of royalties on certain proprietary products, which include proprietary technology of MBL, and call for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, the Company and MBL, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, agree that the warrant term will be extended to August 1, 2010 and that one-half, or 220,070, of the remaining 440,171 redeemable shares will be exchanged for a two-year promissory note payable with interest at prime (5.00% as of June 30, 2008) plus two percent with payments commencing September 1, 2008. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(4) Commitments and Contingencies (Continued)

on the promissory note. The companies further agree that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,101 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and Corgenix will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

(d) Litigation

        On January 4, 2007, we filed a complaint in the U.S. District Court for the District of Colorado against Biosafe Laboratories, Inc., a corporation organized and existing under the laws of the State of Illinois. The complaint stated, among other things, that Corgenix and Biosafe were parties to a non-binding Letter of Intent dated September 12, 2006 (the "LOI"), under which the companies explored the possibility of a licensing arrangement between them for the sale of some of Biosafe's products. Upon execution of this non-binding LOI, we paid to Biosafe a deposit of $250,000 (the "Refundable Deposit"). The LOI specifically required Biosafe to refund $225,000 of that deposit to us in the event that a binding agreement was not reached between the parties. A binding agreement was never reached between the two companies and even though Biosafe was obligated to refund the Refundable Deposit to us and demand was made by us for said Refundable Deposit, Biosafe refused to return the Refundable Deposit. We brought suit against Biosafe, and sought relief in the form of, but not limited to, the refund of the Refundable Deposit, in addition to all damages sustained.

        On June 22, 2007, Corgenix and Biosafe executed a Settlement Agreement (the "Agreement"). The Agreement brought to an end litigation between the Company and Biosafe relating to theRefundable Deposit. The Agreement required that Biosafe pay us the sum of $125,000.00 no later than July 2, 2007. This amount was in fact paid to us on July 2, 2007. The Agreement also required both the Company and Biosafe to dismiss, with prejudice, all claims related to the Letter of Intent. The Agreement provided that each party bear its own costs and attorneys fees.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(5) Income Taxes

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	2008	2007
Computed expected tax benefit	$(760,000))	$(850,000)
Reduction (increase) in income taxes resulting from:
Permanent differences:
Amortization of debt discount	325,000	295,000
Deferred financing costs	52,000	52,000
Other	31,000	(32,000)
Impact of foreign loss not deductible in the U.S.	—	—
Change in valuation allowance	432,000	570,000
Section 382 Limitation Freeup	(92,000)	(92,000)
Other	12,000	57,000

	$—	$—

        Deferred tax assets related to the Company's operations are comprised of the following at June 30, 2008.

	2008	2007
Deferred tax assets (liabilities):
Current—
Salary and other accruals	$58,000	$230,000
Bad debt allowance	39,000	35,000
Section 263A inventory capitalization	44,000	60,000
Non-Current—
Tax effect of net operating loss carry forward and R & D credit carryford	2,439,000	1,840,000
Long-lived assets	45,000	20,000

Net deferred tax assets	2,625,000	2,185,000
Less valuation allowance	(2,625,000)	(2,185,000)

Net deferred tax assets	$—	$—

        At June 30, 2008, the Company has a net operating loss carry forward for income tax purposes of approximately $5,112,000 expiring during the period from 2014 to 2028. Research and experimentation tax credit carry forwards approximate $501,000. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

        A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2008 and 2007

(6) Concentration of Credit Risk

        The Company's customers are principally located in the U.S., although there are a few significant foreign customers. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables. The Company's largest customer in 2008 and 2007, is headquartered in the U.S. and represented approximately 5.9% and 16.0% of sales in the years ended June 30, 2008 and 2007, respectively, and less than 1% and 14.4% of accounts receivable at June 30, 2008 and 2007, respectively.

(7) Reportable Segments

        The Company has two segments of business, North American and international operations. North American operations transacts all sales in North America (U.S., Canada and Mexico). International operations, principally European, transacts all other sales. The following table sets forth selected financial data for these segments for the years ended June 30, 2008 and 2007.

	Year ended June 30, 2008
	North America	International	Total
Net sales—external customers	$7,431,387	$2,148,760	$9,580,147
Net sales—intercompany	(1,214,578)	—	(1,214,578)

Total net sales	$6,216,809	$2,148,760	$8,365,569
Depreciation and amortization	$406,975	$13,714	$420,689
Interest expense	$1,541,360	$3,158	$1,544,518
Net income (loss)	$(2,540,482)	$428,376	$(2,112,106)
Segment assets	$7,201,590	$686,824	$7,888,414

	Year ended June 30, 2007
	North America	International	Total
Net sales—external customers	$6,528,984	$1,922,388	$8,451,372
Net sales—intercompany	(1,083,439)	—	$(1,083,439)

Total net sales	$5,445,545	$1,922,388	$7,367,933
Depreciation and amortization	$358,755	$3,571	$362,326
Interest expense	$1,726,535	$2,832	$1,729,367
Net income (loss)	$(3,039,249)	$598,676	$(2,440,573)
Segment assets	$8,156,103	$732,573	$8,888,676

 SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION
September 25, 2008
By:	/s/ WILLIAM H. CRITCHFIELD William H. Critchfield Senior Vice President and Chief Financial Officer	By:	/s/ DOUGLASS T. SIMPSON Douglass T. Simpson President and Chief Executive Officer
		By:	/s/ LUIS R. LOPEZ Luis R. Lopez Chief Medical Officer and Chairman of the Board
		By:	/s/ ROBERT TUTAG Robert Tutag Director
		By:	/s/ CHARLES H. SCOGGIN Charles H. Scoggin Director
		By:	/s/ LARRY G. RAU Larry G. Rau Director
		By:	/s/ DENNIS WALCZEWSKI Dennis Walczewski Director
		By:	/s/ C. DAVID KIKUMOTO C. David Kikumoto Director

QuickLinks

PART I
  Item 1. Description of Business.
  Item 2. Description of Property.
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security-Holders.
GLOSSARY
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis or Plan of Operation.
  Item 7. Financial Statements.
  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 8A. Controls and Procedures.
  Item 8B. Other Information.
PART III
  Item 9. Directors and Executive Officers.
COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 12. Certain Relationships and Related Transactions and Director Independence.
  Item 13. Exhibits and Reports to Form 10-KSB
  Item 14. Principal Accountant Fees and Services.
Consolidated Financial Statements June 30, 2008 and 2007 (With Independent Registered Public Accounting Firm's Report Thereon)
CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES Consolidated Financial Statements June 30, 2008 and 2007
Report of Independent Registered Public Accounting Firm
CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets
CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Loss Years ended June 30, 2008 and 2007
CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity Years ended June 30, 2008 and 2007
CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows
CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements June 30, 2008 and 2007
SIGNATURES