Form 10-Q
period 2008-09-30
CORGENIX MEDICAL CORP/CO
filed 2008-11-13
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The number of shares of Common Stock outstanding was 30,291,421 as of November 7, 2008.

CORGENIX MEDICAL CORPORATION

September 30, 2008

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2008	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,022,672	$1,520,099
Accounts receivable, less allowance for doubtful accounts of $103,689	1,071,610	1,009,313
Inventories	2,504,033	2,430,205
Prepaid expenses	110,841	138,585
Total current assets	4,709,156	5,098,202
Equipment:
Capitalized software costs	255,617	255,617
Machinery and laboratory equipment	995,248	980,680
Furniture, fixtures, leaseholds & office equipment	1,767,322	1,744,638
	3,018,187	2,980,935
Accumulated depreciation and amortization	(1,294,746)	(1,195,128)
Net equipment	1,723,441	1,785,807
Intangible assets:
License	383,597	388,011
	383,597	388,011
Other assets:
Deferred financing costs net of amortization of $1,257,987 and $1,181,136	358,641	435,492
Due from officer	12,000	12,000
Other assets	150,009	168,902
Total assets	$7,336,844	$7,888,414
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$617,777	$521,495
Current portion of capital lease obligations	259,192	244,035
Accounts payable	807,187	840,474
Accrued payroll and related liabilities	291,427	293,065
Accrued interest	17,128	15,246
Deferred revenue	226	735
Accrued liabilities	203,471	294,643
Total current liabilities	2,196,408	2,209,693
Notes payable, net of discount, less current portion	149,960	213,121
Capital lease obligations, less current portion	179,984	226,917
Deferred Facility Lease Payable, excluding current portion	799,347	836,099
Total liabilities	3,325,699	3,485,830
Redeemable common stock, $0.001 par value and 468,316 shares issued and outstanding, aggregate redemption value of $266,000, and $284,003 net of unaccreted discount and issue costs of $0 (note 5)	125,000	250,000

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 30,273,766 and 30,021,935 September 30 and June 30, respectively	29,805	29,521
Additional paid-in capital	18,156,488	18,049,673
Accumulated deficit	(14,260,894)	(13,920,235)
Accumulated other comprehensive income	(39,254)	(6,375)
Total stockholders’ equity	3,886,145	4,152,584
Total liabilities and stockholders’ equity	$7,336,844	$7,888,414

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Net sales	$2,001,896	$2,105,188
Cost of sales	895,306	964,137

Gross profit	1,106,590	1,141,051

Operating expenses:
Selling and marketing	459,809	531,605
Research and development	207,479	163,693
General and administrative	533,435	443,730

	1,200,723	1,139,028

Operating income (loss)	(94,133)	2,023

Other income (expense):
Other income (expense)	6,085	(9,828)
Interest expense	(252,611)	(680,324)

Net loss	$(340,659)	$(688,129)

Net loss per common share, basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding, basic and diluted	30,092,093	19,340,384

Net loss	$(340,659)	$(688,129)

Other comprehensive gain (loss)—foreign currency translation gain (loss)	(32,879)	2,171

Total comprehensive loss	$(373,538)	$(685,958)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the three months ended September 30, 2008

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2008	30,021,935	$29,521	$18,049,673	$(13,920,235)	$(6,375)	$4,152,584

Issuance of common stock for services	213,397	214	46,465	—	—	46,679
Compensation expense recorded as a result of stock options issued	—	—	27,127	—	—	27,127
Issuance of common stock for license	70,124	70	20,266	—	—	20,336
Issuance of warrants for license	—	—	12,957	—	—	12,957
Cancellation of redeemable stock upon note pay down	(31,690)	—	—	—	—	—
Foreign currency translation	—	—	—	—	(32,879)	(32,879)
Net loss				(340,659)		(340,659)

Balance at September 30, 2008	30,273,766	$29,805	$18,156,488	$(14,260,894)	$(39,254)	$3,886,145

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(340,659)	$(688,129)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	110,014	82,460
Accretion of discount on note payable	109,012	499,357
Common stock issued for services	46,679	4,400
Common stock issued for interest	—	27,314
Compensation expense recorded for stock options issued	27,127	40,065
Amortization of deferred financing costs	76,851	76,851
Changes in operating assets and liabilities:
Accounts receivable, net	(93,411)	173,898
Inventories	(81,634)	(97,261)
Prepaid expenses and other assets, net	68,594	130,181
Accounts payable	(8,648)	(125,678)
Accrued payroll and related liabilities	13,951	12,602
Accrued interest and other liabilities	(139,951)	(230,126)

Net cash provided (used) in operating activities	(212,075)	(94,066)

Cash flows used in investing activities:
Additions to equipment	(20,146)	(25,304)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of financing costs	—	867,741
Payments on notes payable	(200,891)	(26,000)
Payments on capital lease obligations	(59,175)	(54,133)

Net cash provided by (used in) financing activities	(260,066)	787,608

Net increase (decrease) in cash and cash equivalents	(492,287)	668,238

Impact of exchange rate changes on cash	(5,140)	5,743

Cash and cash equivalents at beginning of period	1,520,099	1,324,072
Cash and cash equivalents at end of period	$1,022,672	$1,998,053

Supplemental cash flow disclosures:
Cash paid for interest	$64,864	$85,569
Noncash investing and financing activities-
Issuance of warrants for license	$12,957	$16,800
Issuance of stock for debt	$—	$659,311
Conversion of preferred stock into common stock	$—	$1,017,602
Addition of discount on convertible notes due to contingent conversion feature	$—	$536,874
Conversion of redeemable common stock to note payable.	$125,000	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Outlook

In fiscal 2009, we are focused on accelerating the market launch of our AspirinWorks assay, beginning the market launch of our Anti-AtherOx Test Kit, submission of a 510(k) Premarket Notification to the FDA for the Company’s Atherox Test Kit, completing further clinical studies for our Hyaluronic Test Kit and our Fibromyalgia Test Kit and continuing the development and strategic collaboration towards the development of a group of products to detect potential bio-terrorism agents.

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

Inventory

Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded for the three months and one year ended September 30, 2008 and June 30, 2008, respectively. Components of inventories as of September 30 are as follows:

	9-30-2008	6-30-2008
Raw materials	$562,272	$588,288
Work-in-process	655,898	911,590
Finished goods	1,285,863	930,327
	$2,504,033	$2,430,205

Recent Developments

On April 10, 2008, we received 510(k) clearance by the United States Food and Drug Administration (FDA) for the Company’s Anti-AtherOx® Test Kit. This new laboratory test now available worldwide utilizes the Company’s patented Anti-AtherOx® technology to detect antibodies in individuals with important autoimmune diseases.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.  The results of operations for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at September 30, 2008 and the results of operations and its cash flows for the three months ended September 30, 2008 and 2007.

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

2.            EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.  No stock options were granted during the quarter ended September 30, 2008 and stock options to purchase 150,000 shares were granted during the quarter ended September 30, 2007. Options and warrants to purchase common stock totaling 37,703,968 and 34,366,238 shares as of September 30, 2008 and 2007, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended September 30, 2008	3 Months ended September 30, 2007

Net loss	$(340,659)	$(688,129)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	30,021,935	14,483,342
Weighted average common equivalent shares issued during period	70,158	4,857,042

Weighted average common shares — basic and diluted	30,092,093	19,340,384

Net loss per share — basic and diluted	$(0.01)	$(0.04)

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of September 30, 2008.

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

The Company did not record a provision for income taxes for the three month periods ended September 30, 2008 or 2007 as a result of operating losses and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein.

4.             SEGMENT INFORMATION

The Company has two segments of business: North American and International operations.  North American operations transact all sales in North America (US, Canada and Mexico). International operations transact all other sales.  The following table sets forth selected financial data for these segments for the three-month periods ended September 30, 2008 and 2007.

		Three Months Ended September 30
		North America	International	Total
Net sales	2008	$1,402,919	$598,980	$2,001,896
	2007	$1,630,689	$474,499	$2,105,188

Net income (loss)	2008	$(515,431)	$174,772	$(340,659)
	2007	$(797,423)	$109,294	$(688,129)

Depreciation and	2008	$106,572	$3,442	$110,014
amortization	2007	$81,270	$1,190	$82,460

Interest expense	2008	$251,720	$891	$252,611
	2007	$679,293	$1,031	$680,324

Segment assets September 30,	2008	$6,718,753	$618,091	$7,336,844
June 30,	2008	$7,201,590	$686,824	$7,888,414

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

On March 31, 2005, the Company’s distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (5.00% as of June 30, 2008) plus two percent with payments having commenced in September, 2005. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of September 30, 2008, a total of 411,966 shares have been returned to the Company. The remaining 440,141 shares not covered by the promissory note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2006 through August 1, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

As of July 15, 2008, the Company reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, in addition to entering into a Memorandum of Understanding Regarding Aspirin Works Distribution Rights in Japan,, and to execute a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments add certain products and transfer prices, call for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, call for the payment by Corgenix of royalties on certain proprietary products, which include proprietary technology of MBL, and call for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, the Company and MBL, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, agreed that the warrant term will be extended to August 1, 2010 and that one-half, or 220,070, of the remaining 440,171 redeemable shares will be exchanged for a two-year promissory note payable with interest at prime (5.00% as of September 30, 2008) plus two percent with payments having commenced September 1, 2008. Based on our recalculations of the fair value of the extended term warrants, we determined that the newly calculated value of said warrants did not materially increase in value as a result of this modification, and therefore, no adjustment was considered necessary. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. The companies further agree that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,101 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and Corgenix will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

6.            EQUITY

(a) Employee Stock Purchase Plan

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved the Company’s Second Amended and Restated Employee Stock Purchase Plan. These plans are registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter ended September 30, 2008, 7,397 shares were issued under the plans. In the quarter ended September 30, 2007, no shares were issued under the plans.

(b) Incentive Stock Option Plan

Stock Options as of September 30, 2008

The Company’s Amended and Restated 1999 Incentive Stock Plan and the 2007 Incentive Compensation Plan (the “Plan”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by the Company’s Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

The following table summarizes stock options outstanding as of September 30, 2008, and changes during the three months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2008	2,497,100	$0.36	52.27	$—
Granted	—	$—	—
Exercised	—	$—	—
Cancelled, expired or forfeited	—	$—	—
Options outstanding at September 30, 2008	2,497,100	$0.36	52.27	$—
Options exercisable at September 30, 2008	2,155,433	$0.36	51.14	$—

The total intrinsic value as of September 30, 2008 measures the difference between the market price as of September 30, 2008 and the exercise price. No options were exercised during the three months ended September 30, 2008 and September 30, 2007. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the periods.

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2008, was approximately $114,871, which is expected to be recognized over a weighted average period of approximately 59.6 months.

The weighted average per share fair value range of stock options granted during the three-month periods ending September 30, 2007 was $0.022-$0.34, with no options being granted during the current three month period. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2008	2007
Volatility	N/A	84.7%
Expected option term	N/A	7 years
Risk-free interest rate	N/A	4.40%
Expected dividend yield	N/A	0%

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock awards of $3,333 for the three month periods ended September 30, 2008 and 2007. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the three months ended September 30, 2008:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2008	33,334	$0.40
Granted	—	—
Vested	—	0.40
Non-vested at September 30, 2008	33,334	$0.40

As of September 30, 2008, there were also 35,206,868 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.23 to $.50 per share with a weighted average exercise price of $.37 per share. Of these warrants, none were newly or incrementally issued in the current quarter and 10,404,802 were newly or incrementally issued in fiscal 2008.

On September 8, 2008, the Board of Directors granted an equity award of 206,000 shares of common stock to the officers of the company in recognition of the achievements of the prior two years, as no stock options had been granted since

August of 2006. The closing price of the company’s stock on September 8 was $0.20 and the value of the stock awards amounted to $41,200.

7.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Fair Value Measurements

As of July 1, 2008, we adopted FASB Statement of Financing Accounting Standards No. 157, “Fair ValueMeasurements”  (“SFAS 157”). SFAS 157 established a framework for measuring fair value inGAAP and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements in GAAP. SFAS 157 introduced, or reiterated a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1-quoted prices in active markets for identical assets and liabilities.

Level 2-observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3-unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$890,326			$890,326
Total	$890,326			$890,326

8.            INTANGIBLE ASSETS

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

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants., with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal quarter end. As of September 30, 2008, the Company had accrued a total of $8,234 payable to CCC as a result of the anniversary calculations.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

9.            NOTES PAYABLE

Notes payable consist of the following at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008

Convertible term note payable to institutional investors, net of discount of $42,254 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (7.5% and 11.75% as of September 30, 2008 and June 30, 2008), interest only from June 1, 2006 through October 1, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $19,350.71 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	$228,650	$265,676

Convertible term note payable to institutional investors, net of discount of $176,357 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (7.5% and 10.75% as of September 30, 2008 and June 30, 2008), interest only from December 28, 2006 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546.04 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	419,287	458,940

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (6.5% as of September 30, 2008) due in monthly installments with principal payments of $5,200 plus interest through August 2010	119,800	—

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (7.5% and 11.55% as of September 30, 2008 and June 30, 2008) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	—	10,000
	767,737	734,616
Current portion, net of current portion of discount	(617,777)	(521,495)
Notes payable, excluding current portion and net of long-term portion of discount	$149,960	$213,121

The convertible notes payable restrict the payment of dividends on the Company’s common stock.

Item 2.

Management’s Discussion and Analysis Of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

Forward-Looking Statements

This 10-Q includes statements that are not purely historical and are “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All statements other than historical fact contained in this 10-Q, including, without limitation, statements regarding future capital requirements, acquisition strategies, strategic partnership expectations, technological developments, the development, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements.  All forward-looking statements included in this 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

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

Results of Operations

Three Months Ended September 30, 2008 compared to 2007

Net sales. Net sales for the quarter ended September 30, 2008 were $2,001,896, a 4.9% decrease from $2,105,188 for the quarter ended September 30, 2007. Total North American sales decreased $227,773 or 14.0% to $1,402,916 while total sales to international distributors increased $124,481 or 26.2% to $598,980 from year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales decreased $40,940 or 3.3% to $1,081,392 whereas international direct product-only sales increased $105,562 or 28.0% to $482,229.  Worldwide category results were as follows: Phospholipids kit sales decreased $1,303 or less than 1% to $929,780 for the period. Coagulation kit sales decreased $83,850 or 16.7% to $418,767. HA kit sales increased $67,680 or 28.2% to $307,978, and Autoimmune kit sales increased $10,779 or 31.9% to $44,573. Additionally, worldwide OEM/contract manufacturing revenues decreased $237,918, or 57.7% to $174,155. Overall, worldwide non-product revenue increased $70,004, or 36.1% to $264,120. Finally, AspirinWorks sales amounted to $24,298, a 36.9% decrease vs. the prior year. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2008.

Cost of sales.  Cost of sales, as a percentage of sales, decreased to 44.7% for the quarter ended September 30, 2008 from 45.8% in 2007. This decrease was primarily attributable to an unexpected scrapping of numerous production lots of one of our larger product lines which occurred in the prior years first fiscal quarter.

Selling and marketing.  For the quarter ended September 30, 2008, selling and marketing expenses decreased 13.5% to $459,809 from $531,605 for the quarter ended September 30, 2007.  The decrease was primarily due to decreases in Corgenix UK Ltd. marketing costs, sales commissions, consulting fees, and conventions and seminars, partially offset by increases in advertising expenses, royalties, trade shows and travel-related expenses.

Research and development. Research and development expenses increased 26.7% to $207,479 for the quarter ended September 30, 2008, from $163,693 for the quarter ended September 30, 2007.  This increase primarily involved increases in labor-related costs and clinical studies expense, partially offset by decreases in legal fees and laboratory supplies.

General and administrative. For the quarter ended September 30, 2008, general and administrative expenses increased $89,705 or 20.2% to $533,435 from $443,730 for the quarter ended September 30, 2007.  This increase was primarily attributable to increases in Corgenix UK-Ltd. general and administrative expenses, labor-related expenses, outside services, patent renewal fees and repairs and maintenance, partially offset by decreases in legal expenses.

Interest expense. Interest expense decreased $427,713 or 62.9% to $252,611for the quarter ended September 30, 2008, from $680,324 for the quarter ended September 30, 2007 due primarily to the additional discount and acceleration of the discount amortization on the convertible notes due to the contingent conversion feature, which occurred in the prior year’s first fiscal quarter in addition to the continuing reduction of the principal balance of the convertible notes payable.

Liquidity and Capital Resources

For the quarter ended September 30, 2008, cash used by operating activities amounted to $212,075, versus cash used by operating activities of $94,066 for the quarter ended September 30, 2007. The increase in the cash used by operations for the current quarter resulted primarily from the increase in accounts receivable and inventories plus a decrease in accrued interest and other liabilities.

Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $20,146 for the quarter ended September 30, 2008, compared to purchases of laboratory, computer and office equipment totaling $25,304 for the quarter ended September 30, 2007.

Net cash used by financing activities amounted to $260,066 for the quarter ended September 30, 2008 compared to cash provided by financing activities of $787,608 for the quarter ended September 30, 2007. This large difference versus the comparable prior year was primarily due to the proceeds from the year-earlier common stock private placement, in addition to the decreased principal payments on notes payable in the prior period as a result of the principal deferral agreement reached in November 2006 and which ended in November 2007.

Cash on the balance sheet amounted to $1,022,672 as of September 30, 2008 compared to $1,520,099 as of June 30, 2008.

Working capital as of September 30, 2008 amounted to $2,512,748 compared to $2,888,509 as of June 30, 2008.

Total liabilities were $3,325,699 as of September 30, 2008 compared to $3,485,830 as of June 30, 2008.

Stockholders’ equity amounted to $3,886,145 as of September 30, 2008 compared to $4,152,584 as of June 30, 2008.

The Company has incurred operating losses and negative cash flow from operations for most of its history. Losses incurred since its inception, net of dividends on convertible preferred stock, have aggregated $11,980,894, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the future or to pursue its strategic objectives.  Historically, the Company has financed its operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock.  The Company has also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable showed a slight increase of 1.2% to $1,071,610 from $1,058,672 as of September 30, 2007.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansi1n of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management is forecasting continued revenue growth for the remainder of the fiscal year ended June 30, 2009.  However, as demonstrated by the first quarter results, management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations.  There are significant risks associated with the operating plan and we might be forced to further modify the plan if circumstances change, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we expect to continue incurring operating losses for the first two quarters of fiscal 2009, as it will still take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow.

Should any other significant negative events occur, our financial liquidity position would most likely be negatively impacted by our not achieving positive cash flow from operations.  Given all of these potential circumstances, we may have to secure additional debt or equity financing.  It is also possible that we may also experience future defaults under the agreements with our convertible debt holders and/or redeemable common shareholder, e.g., for non payment of amounts due, in which case they would be entitled to accelerate the amounts payable to them.  We do not believe that any defaults will occur in fiscal 2009 or thereafter. Management believes that we will have adequate resources to continue operations for longer than 12 months.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.

Controls and Procedures

Under the supervision and with the participation of the Company’s President and Chief Financial Officer, the Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(b) or Rule 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective and ensure that information required to be disclosed in the Company’s Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

    None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

November 13, 2008	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)