Form 10-Q
period 2008-12-31
CORGENIX MEDICAL CORP/CO
filed 2009-02-12
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares of Common Stock outstanding was 30,290,919 as of February 6, 2009.

CORGENIX MEDICAL CORPORATION

December 31, 2008

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2008	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$730,787	$1,520,099
Accounts receivable, less allowance for doubtful accounts of $103,689	956,039	1,009,313
Inventories	2,585,665	2,430,205
Prepaid expenses	81,704	138,585
Total current assets	4,354,195	5,098,202
Equipment:
Capitalized software costs	255,617	255,617
Machinery and laboratory equipment	995,248	980,680
Furniture, fixtures, leaseholds & office equipment	1,760,268	1,744,638
	3,011,133	2,980,935
Accumulated depreciation and amortization	(1,391,763)	(1,195,128)
Net equipment	1,619,370	1,785,807
Intangible assets:
Licenses	375,653	388,011
	375,653	388,011
Other assets:
Deferred financing costs net of amortization of $1,334,839 and $1,181,136	281,790	435,492
Due from officer	12,000	12,000
Other assets	147,324	168,902
Total assets	$6,790,332	$7,888,414
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$673,691	$521,495
Current portion of capital lease obligations	251,260	244,035
Accounts payable	645,828	840,474
Accrued payroll and related liabilities	276,133	293,065
Accrued interest	25,822	15,246
Deferred revenue	—	735
Accrued liabilities	213,248	294,643
Total current liabilities	2,085,982	2,209,693
Notes payable, net of discount, less current portion	41,800	213,121
Capital lease obligations, less current portion	139,076	226,917
Deferred Facility Lease Payable, excluding current portion	762,595	836,099
Total liabilities	3,029,453	3,485,830
Redeemable common stock, $0.001 par value 440,141and 500,006 shares issued and outstanding, aggregate redemption value of $266,000, and $284,003 net of unaccreted discount and issue costs of $0 (note 5)	125,000	250,000

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 30,263,246 and 30,021,935 December 31 and June 30, respectively	29,823	29,521
Additional paid-in capital	18,189,932	18,049,673
Accumulated deficit	(14,529,268)	(13,920,235)
Accumulated other comprehensive income	(54,608)	(6,375)
Total stockholders’ equity	3,635,879	4,152,584
Total liabilities and stockholders’ equity	$6,790,332	$7,888,414

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(Unaudited)		(Unaudited)
Net sales	$1,995,026	$2,399,038	$3,996,922	$4,504,226
Cost of sales	840,927	1,052,837	1,736,233	2,016,974

Gross profit	1,154,099	1,346,201	2,260,689	2,487,252

Operating expenses:
Selling and marketing	476,495	492,175	936,304	1,023,780
Research and development	192,218	148,572	399,697	312,265
General and administrative	541,609	481,230	1,075,044	924,960
Total expenses	1,210,322	1,121,977	2,411,045	2,261,005

Operating income (loss)	(56,223)	224,224	(150,356)	226,247

Other income (expense)
Other income, net	3,935	21,516	10,020	11,688
Interest expense	(216,086)	(306,050)	(468,697)	(986,374)

Net loss	(268,374)	(60,310)	(609,033)	(748,439)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Weighted average shares outstanding, basic and diluted (note 2)	30,280,155	25,048,943	30,186,124	22,179,066

Net loss	$(268,374)	$(60,310)	$(609,033)	$(748,439)

Other comprehensive income (loss)-foreign currency translation	(15,354)	(56,880)	(48,233)	(54,709)

Total comprehensive loss	$(283,728)	$(117,190)	$(657,266)	$(803,148)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the six months ended December 31, 2008

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2008	30,021,935	$29,521	$18,049,673	$(13,920,235)	$(6,375)	$4,152,584

Issuance of common stock for services	231,052	232	52,782	—	—	53,014
Compensation expense recorded as a result of stock options issued	—	—	54,254	—	—	54,254
Issuance of common stock for license	70,124	70	20,266	—	—	20,336
Issuance of warrants for license	—	—	12,957	—	—	12,957
Cancellation of redeemable stock upon note pay down	(59,865)	—	—	—	—	—
Foreign currency translation	—	—	—	—	(48,233)	(48,233)
Net loss				(609,033)		(609,033)

Balance at December 31, 2008	30,263,246	$29,823	$18,189,932	$(14,529,268)	$(54,608)	$3,635,879

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(609,033)	$(748,439)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	222,040	195,326
Accretion of discount on note payable	196,159	649,440
Common stock issued for services	53,014	7,733
Common stock issued for interest	—	86,718
Compensation expense recorded for stock options issued	54,254	88,566
Amortization of deferred financing costs	153,703	153,703
Changes in operating assets and liabilities:
Accounts receivable, net	(46,790)	107,479
Inventories	(184,255)	27,121
Prepaid expenses and other assets, net	85,887	137,586
Accounts payable	(63,324)	(280,783)
Accrued payroll and related liabilities	(4,098)	7,554
Accrued interest and other liabilities	(149,972)	(537,394)

Net cash used in operating activities	(292,415)	(105,390)

Cash flows used in investing activities:
Additions to equipment	(21,146)	(23,985)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of financing costs	—	851,329
Payments on notes payable	(340,284)	(44,000)
Payments on capital lease obligations	(121,618)	(107,429)

Net cash provided by (used in) financing activities	(461,902)	699,900

Net increase (decrease) in cash and cash equivalents	(775,463)	570,525

Impact of exchange rate changes on cash	(13,849)	(181)

Cash and cash equivalents at beginning of period	1,520,099	1,324,072
Cash and cash equivalents at end of period	$730,787	$1,894,416

Supplemental cash flow disclosures:
Cash paid for interest	$108,258	$103,096
Noncash investing and financing activities-
Issuance of warrants for license	$12,957	$16,800
Equipment acquired through capital leases	$48,821	$—
Issuance of stock for debt	$—	$721,208
Conversion of preferred stock into common stock	$—	$1,043,558
Addition of discount on convertible notes due to contingent conversion feature	$—	$536,874
Conversion of redeemable common stock to note payable	$125,000	$—

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

Inventory

Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded for the six months and one year ended December 31, 2008 and June 30, 2008, respectively. Components of inventories are as follows:

	12-31-2008	6-30-2008
Raw materials	$568,653	$588,288
Work-in-process	586,610	911,590
Finished goods	1,430,402	930,327
	$2,585,665	$2,430,205

Recent Developments

On February 3, 2009, Corgenix Medical Corporation (the “Company”) entered into two agreements (the “Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005.

The Agreements suspend all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments will again become due and payable on the first day of each subsequent month until December 31, 2009 (the “Maturity Date”).  Payments will be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date.  On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

Under the Agreements, Truk and CAMOFI agree that their security interest in the Company’s accounts receivable and inventory only shall be subordinated to that of the lenders in any new financing, but that their security interest in all other assets of the Company will remain a perfected first security interest.

Simultaneously with its execution, the Company paid $22,466 to Truk and CAMOFI for accrued and unpaid interest from November 1, 2008 to February 3, 2009 with respect to each term note.  Simultaneously with the funding of any new financing, the Company shall pay to Truk and CAMOFI one-half of the amounts then outstanding under each of the term notes, and after such payment of one-half of the amount outstanding under each note, the remaining principal balance of each term note will be increased by five percent (5%). The resultant amounts then owing to Truk and CAMOFI will be repaid in equal monthly amounts, plus interest, until the maturity date of December 31, 2009.

Under the Agreements, the common stock purchase warrants dated May 19, 2005 were extended to expire May 19, 2017 rather than May 19, 2012 and the common stock purchase warrants dated December 28, 2005 were extended to expire December 28, 2015 rather than December 28, 2010.

The Company has agreed to issue to CAMOFI 200,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”), with a liquidation preference of $50,000, which will be convertible into 800,000 shares of the Company’s common stock at the rate of $0.25. Likewise,  the Company agrees to issue to Truk 36,680 shares of the Company’s Series B Convertible Preferred Stock, with a liquidation preference of $9,170, which will be convertible into 146,720 shares of the Company’s common stock at the rate of $0.25.

On April 10, 2008, we received 510(k) clearance by the United States Food and Drug Administration (FDA) for the Company’s Anti-AtherOx® Test Kit. This new laboratory test now available worldwide utilizes the Company’s patented Anti-AtherOx® technology to detect antibodies in individuals with important autoimmune diseases.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.  The results of operations for the three months and six months ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at December 31, 2008 and the results of operations and its cash flows for the three months and six months ended December 31, 2008 and 2007.

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

2.                                     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.  No stock options were granted during the six months ended December 31, 2008 and stock options to purchase 150,000 shares were granted during the six months ended December 31, 2007. Options and warrants to purchase common stock totaling 37,703,968 and 34,366,238 shares as of December 31, 2008 and 2007, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended December 31, 2008	3 Months ended December 31, 2007	6 Months ended December 31, 2008	6 Months ended December 31, 2007
Net loss	$(268,374)	$(60,310)	(609,033)	$(748,439)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	24,725,431	24,725,431	14,483,342	14,483,342
Weighted average common equivalent shares issued during the period	323,512	323,512	7,695,724	7,695,724

Weighted average common shares — basic and diluted	30,280,155	25,048,943	30,186,124	22,179,066

Net loss per share — basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.03)

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of December 31, 2008.

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

The Company did not record a provision for income taxes for the three month or six month periods ended December 31, 2008 or 2007 as a result of operating losses and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein.

4.                                      SEGMENT INFORMATION

The Company has two segments of business: North American and International operations.  North American operations transact all sales in North America (US, Canada and Mexico). International operations transact all other sales.  The following table sets forth selected financial data for these segments for the three-and six-month periods ended December 31, 2008 and 2007.

		Three Months Ended December 31,			Six Months Ended December 31,
		North America	International	Total	North America	International	Total
Net sales	2008	$1,456,603	$538,423	$1,995,026	$2,859,519	$1,137,403	$3,996,922
	2007	$1,736,015	$663,023	$2,399,038	$3,366,704	$1,137,522	$4,504,226

Net income (loss)	2008	$(416,701)	$148,327	$(268,374)	$(933,458)	$324,425	$(609,033)
	2007	$(295,427)	$235,117	$(60,310)	$1,091,628)	$343,189	$(748,439)

Depreciation and	2008	$106,718	$5,308	$112,026	$213,290	$8,750	$222,040
Amortization	2007	$111,738	$1,128	$112,866	$193,094	$2,232	$195,326

Interest expense, net	2008	$(215,676)	$(410)	$(216,086)	$(467,396)	$(1,301)	$(468,697)
	2007	$(305,104)	$(946)	$(306,050)	$(984,397)	$(1,977)	$(986,374)

Segment assets:
December 31,	2008	$6,257,625	$532,707	$6,790,332	$6,257,625	$532,707	$6,790,332
June 30,	2008	$6,718,753	$618,091	$7,336,844	$6,718,753	$618,091	$7,336,844

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

On March 31, 2005, the Company’s distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (5.00% as of June 30, 2008) plus two percent with payments having commenced in September, 2005. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of December 31, 2008, a total of 440,161 shares have been returned to the Company. The remaining 440,141 shares not covered by the promissory note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL had not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2007 through August 1, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

As of July 15, 2008, the Company reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, in addition to entering into a Memorandum of Understanding Regarding Aspirin Works Distribution Rights in Japan,, and to execute a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments add certain products and transfer prices, call for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, call for the payment by Corgenix of royalties on certain proprietary products, which include proprietary technology of MBL, and call for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, the Company and MBL, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, agreed that the warrant term will be extended to August 1, 2010 and that one-half, or 220,070, of the remaining 440,171 redeemable shares were exchanged for a two-year promissory note payable with interest at prime (3.25% as of December 31, 2008) plus two percent with payments having commenced September 1, 2008. Based on our recalculations of the fair value of the extended term warrants, we determined that the newly calculated value of said warrants did not materially increase in value as a result of this modification, and therefore, no adjustment was considered necessary. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. The companies further agree that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,101 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and Corgenix will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

6.                                     EQUITY

(a) Employee Stock Purchase Plan

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved the Company’s Second Amended and Restated Employee Stock Purchase Plan. These plans are registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter ended December 31, 2008, 17,665 shares were issued under the plans. In the quarter ended December 31, 2007, no shares were issued under the plans.

(b) Incentive Stock Option Plan

Stock Options as of December 31, 2008

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

The following table summarizes stock options outstanding as of December 31, 2008, and changes during the six months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2008	2,497,100	$0.36	55.27	$—
Granted	—	$—	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(4,500)	$0.45	2.00
Options outstanding at December 31, 2008	2,492,600	$0.36	49.33	$—
Options exercisable at December 31, 2008	2,150,933	$0.36	48.21	$—

The total intrinsic value as of December 31, 2008 measures the difference between the market price as of December 31, 2008 and the exercise price. No options were exercised during the six months ended December 31, 2008 and December 31, 2007. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the periods.

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2008, was approximately $114,871, which is expected to be recognized over a weighted average period of approximately 56.7 months.

The weighted average per share fair value range of stock options granted during the six-month periods ending December 31, 2007 was $0.022-$0.34, with no options being granted during the current six month period ended December 31, 2008. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended December 31,		Six Months Ended December 31,
Valuation Assumptions	2008	2007	2008	2007

Expected life	—	7.0	—	7.0
Risk-free interest rate	—	4.40%	—	4.40%
Expected volatility	—	84.7%	—	84.7%
Expected dividend yield	—	0%	—	0%

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock awards of $3,333 and $6,666 for the three and six month periods ended December 31, 2008 and 2007. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the three months ended December 31, 2008:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested Restricted Stock at July 1, 2008	33,334	$0.40
Granted	—	—
Vested	—	—
Non-vested Restricted Stock at December 31, 2008	33,334	$0.40

As of December 31, 2008, there were also 35,206,868 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.23 to $.50 per share with a weighted average exercise price of $.37 per share. Of these warrants, none were newly or incrementally issued in the current quarter or six month period ended December 31, 2008. No warrants were newly or incrementally issued in the quarter ended December 31, 2007, whereas 4,466,430 warrants were newly or incrementally issued in the six month period ended December 31, 2007.

On September 8, 2008, the Board of Directors granted an equity award of 206,000 shares of common stock to the five officers of the company in recognition of the company’s achievements for the prior two years, as no stock options had been granted since August, 2007. The closing price of the company’s stock on September 8 was $0.20 and the value of the stock awards amounted to $41,200.

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

Fair Value Measurements

As of July 1, 2008, we adopted FASB Statement of Financing Accounting Standards No. 157, “Fair ValueMeasurements (“SFAS 157”). SFAS 157 established a framework for measuring fair value inGAAP and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements in GAAP. SFAS 157 introduced, or reiterated a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1-quoted prices in active markets for identical assets and liabilities.

Level 2-observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3-unobservable inputs.

The adoption of SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$504,186			$504,186
Total	$504,186			$504,186

8.                                     INTANGIBLE ASSETS

Intangible assets consist of purchased licenses. Purchased licenses are amortized using the straight-line method over the shorter of 15 years or the remaining life of the license. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) on July 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite lives and licenses acquired with no definite term are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this statement. Identifiable intangibles with estimated useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets.

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

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal quarter end. As of December 31, 2008, the Company had accrued a total of $7,236 payable to CCC as a result of the anniversary calculations.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

9.                                     NOTES PAYABLE

Notes payable consist of the following at December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008

Convertible term note payable to institutional investors, net of discount of $25,445 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% and 11.75% as of December 31, 2008 and June 30, 2008), interest only from June 1, 2006 through October 1, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $19,350.71 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	$206,758	$265,676

Convertible term note payable to institutional investors, net of discount of $106,019 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% and 10.75% as of December 31, 2008 and June 30, 2008), interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546.04 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	404,533	458,940

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (6.25% as of December 31, 2008) due in monthly installments with principal payments of $5,200 plus interest through August 2010	104,200	—

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (6.25% and 11.55% as of December 31, 2008 and June 30, 2008) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	—	10,000
	715,491	734,616
Current portion, net of current portion of discount	(673,691)	(521,495)
Notes payable, excluding current portion and net of long-term portion of discount	$41,800	$213,121

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

Results of Operations

Three Months Ended December 31, 2008 compared to 2007

Net sales. Net sales for the quarter ended December 31, 2008 were $1,995,026, a 16.8% decrease from $2,399,038 for the quarter ended December 31, 2007. As a result of the overall global economic recession, total North American sales decreased $279,412 or 16.1% to $1,456,603 while total sales to international distributors decreased $124,600 or 18.8% to $538,423 from year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales decreased $145,093 or 12.7% to $1,138,309, whereas international direct product-only sales decreased $116,147 or 22.5% to $400,503.  Worldwide category results were as follows: Phospholipids kit sales decreased $81,151 or 8.2% to $909,839 for the period. Coagulation kit sales decreased $35,001 or 7.6% to $425,292. HA kit sales decreased $132,214 or 36.0% to $235,013, and Autoimmune kit sales increased $19,096 or 96.4% to $38,901. Additionally, worldwide OEM/contract manufacturing revenues decreased $141,657, or 26.0% to $402,895. Overall, worldwide non-product revenue decreased $1,116, or less than 1% to $198,412. Finally, AspirinWorks sales increased 20.6% to $46,530.

Cost of sales.  Cost of sales, as a percentage of sales, decreased to 42.2% for the quarter ended December 31, 2008 from 43.9% in 2007. This decrease was primarily attributable to an unexpected scrapping of numerous production lots of one of our larger product lines which occurred in the prior years first fiscal quarter.

Selling and marketing.  For the quarter ended December 31, 2008, selling and marketing expenses decreased 3.2% to $476,494 from $492,175 for the quarter ended December 31, 2007.  The decrease was primarily due to decreases in Corgenix UK Ltd. marketing costs, the cost of retention kits, and royalties, partially offset by increases in advertising development expenses, trade shows, replacement product expense and promotional product expenses.

Research and development. Research and development expenses increased 29.4% to $192,218 for the quarter ended December 31, 2008, from $148,572 for the quarter ended December 31, 2007.  This increase primarily involved increases in labor-related costs and clinical studies expense, partially offset by decreases in legal fees and laboratory supplies.

General and administrative. For the quarter ended December 31, 2008, general and administrative expenses increased $60,379 or 12.5% to $541,609 from $481,230 for the quarter ended December 31, 2007.  This increase was primarily attributable to increases in Corgenix UK-Ltd. general and administrative expenses, legal expenses, aborted financing costs, outside services, and patent renewal fees, partially offset by decreases in entertainment and meals expenses, and insurance expense.

Interest expense. Interest expense decreased $89,964 or 29.4% to $216,086 for the quarter ended December 31, 2008, from $306,050 for the quarter ended December 31, 2007 due primarily to the additional discount and acceleration of the discount amortization on the convertible notes due to the contingent conversion feature, which occurred in the prior year’s first fiscal quarter in addition to the continuing reduction of the principal balance of the convertible notes payable.

Six Months Ended December 31, 2008 compared to 2007

Net sales. Net sales for the six months ended December 31, 2008 were $3,996,922, an 11.3% decrease from $4,504,226 for the six months ended December 31, 2007. As a result of the overall global economic recession, total North American sales decreased $507,185 or 15.1% to $2,859,519 while total sales to international distributors decreased only $119 or less than 1% to $1,137,403 from year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales decreased $186,032 or 8.2% to $2,074,608 whereas international direct product-only sales decreased $10,580 or 1.2% to $882,732.  Worldwide category results were as follows: Phospholipids kit sales decreased $83,174 or 4.3% to $1,839,619 for the period. Coagulation kit sales decreased $118,850 or 12.3% to $844,059. HA kit sales decreased $64,535 or 10.6% to $542,990, and Autoimmune kit sales increased $29,875 or 55.7% to $83,474. Additionally, worldwide OEM/contract manufacturing revenues decreased $379,574, or 39.7% to $577,050. Overall, worldwide non-product revenue increased $68,888, or 17.5% to $462,532. Finally, AspirinWorks sales decreased 8.1% to $70,818. Sales of products manufactured for us by other companies while still relatively small, are expected to continue to increase during fiscal 2009.

Cost of sales.  Cost of sales, as a percentage of sales, decreased to 43.4% for the six months ended December 31, 2008 from 44.8% in 2007. This decrease was primarily attributable to an unexpected scrapping of numerous production lots of one of our larger product lines which occurred in the prior years first fiscal six months.

Selling and marketing.  For the six months ended December 31, 2008, selling and marketing expenses decreased 8.5% to $936,304 from $1,023,780 for the six months ended December 31, 2007.  The decrease was primarily due to decreases in advertising placement expenses, sales commissions, labor-related costs, retention kit expense and royalties, partially offset by increases in advertising development expenses, promotional products, replacement product expense, and trade shows.

Research and development. Research and development expenses increased 28.0% to $399,697 for the six months ended December 31, 2008, from $312,265 for the six months ended December 31, 2007.  This increase primarily involved increases in labor-related costs and clinical studies expense, partially offset by decreases in legal fees and laboratory supplies.

General and administrative. For the six months ended December 31, 2008, general and administrative expenses increased $150,084 or 16.2% to $1,075,044 from $924,960 for the six months ended December 31, 2007.  This increase was primarily attributable to increases in Corgenix UK-Ltd. general and administrative expenses, aborted financing costs, outside services, and patent renewal fees, partially offset by decreases in legal expenses, entertainment and meals expense, and insurance expense.

Interest expense. Interest expense decreased $517,677 or 52.5% to $468,697 for the six months ended December 31, 2008, from $986,374 for the six months ended December 31, 2007 due primarily to the additional discount and acceleration of the discount amortization on the convertible notes due to the contingent conversion feature, which occurred in the prior year’s first fiscal six months in addition to the continuing reduction of the principal balance of the convertible notes payable.

Liquidity and Capital Resources

For the six months ended December 31, 2008, cash used by operating activities amounted to $292,415, versus cash used by operating activities of $105,390 for the six months ended December 31, 2007. The increase in the cash used by operations for the current quarter resulted primarily from the increase in accounts receivable and inventories plus a decrease in accounts payable, accrued interest and other liabilities.

Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $21,146 for the six months ended December 31, 2008, compared to purchases of laboratory, computer and office equipment totaling $23,985 for the six months ended December 31, 2007.

Net cash used by financing activities amounted to $461,902 for the six months ended December 31, 2008 compared to cash provided by financing activities of $699,900 for the six months ended December 31, 2007. This large difference versus the comparable prior year was primarily due to the proceeds from the year-earlier common stock private placement, in addition to the increased principal payments on notes payable and capital lease obligations primarily as a result of the resumption of principal payments on the convertible notes in December 2007 after a twelve month deferral.

Cash on the balance sheet amounted to $730,787 as of December 31, 2008 compared to $1,520,099 as of June 30, 2008.

Working capital as of December 31, 2008 amounted to $2,268,213 compared to $2,888,509 as of June 30, 2008.

Total liabilities were $3,029,453 as of December 31, 2008 compared to $3,485,830 as of June 30, 2008.

Stockholders’ equity amounted to $3,635,879 as of December 31, 2008 compared to $4,152,584 as of June 30, 2008.

The Company has incurred operating losses and negative cash flow from operations for most of its history. Losses incurred since its inception, net of dividends on convertible preferred stock, have aggregated $12,249,268, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the future or to pursue its strategic objectives.  Historically, the Company has financed its operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock.  The Company has also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable showed a decrease of 14.4% to $956,039 from $1,116,832 as of December 31, 2007.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management is forecasting continued revenue growth subsequent to this fiscal year, but is not forecasting the same for the remainder of the fiscal year ended June 30, 2009.  As demonstrated by the first six months’ results, management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations.  Given the severe recessionary environment we find ourselves in, there are significant short- and potentially intermediate-term risks associated with the operating plan and we might be forced to further modify the plan, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to eventually achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we may continue to incur operating losses for the next several quarters, as it will, given the current and foreseeable state of our economy, still take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow. In view of this, we have undertaken a process to consider all available strategic and legal alternatives.

Given the disappointing sales incurred in November and December 2008, and the potential for a continuation of the negative impact on our future sales caused by the severe recession, our financial liquidity position has been negatively impacted by our achieving greater than anticipated negative cash flow from operations.  Given these circumstances, management believed that we needed to and have been successful in obtaining debt relief and a modification of the existing convertible notes from our two institutional convertible debt holders in conjunction with securing additional debt or equity financing (see Recent Developments above). As of December 31, 2008, although the Company was in technical default on its convertible notes payable, it has reached agreement with the institutional convertible debt holders to waive said defaults and to amend the original debt agreements in order to enable us to secure new debt financing from other sources.  After we secure said new debt financing, it is still possible for us to be in future defaults under the agreements with the convertible debt holders for non payment of amounts due.  To satisfy our debt payment and working capital requirements we are currently seeking to raise additional funds through the incurrence of additional indebtedness. If we are unable to secure said the new debt financing,  we would seek to raise additional funds via the sale of equity securities. In addition, we are also in the process of negotiating collaborative agreements with third parties. Depending upon the success of these financing initiatives, we may evaluate the possible divestiture of product lines. In addition, we may be required to reduce our sales and marketing activities, reduce the scope of or eliminate our research and development programs, or relinquish rights to technologies or products that we might otherwise seek to develop or commercialize.

In the current and foreseeably harsh economic environment, additional debt or equity financing may not be available on acceptable terms, or at all.  With respect to potential equity financing, although our common stock has, since February of 1998, been traded on the OTC Bulletin Board, the trading has had inconsistent and often insignificant volume. This less than desirable level of liquidity would likely make it considerably more difficult to raise additional equity capital. If we do raise additional equity financing, our current stockholders will be further diluted. If we incur additional indebtedness to fund our operations, we would likely have to grant the lender(s) a primary security interest in our assets. As part of the convertible note modification agreements noted above, the convertible debt holders have agreed to take a junior position in our accounts receivable and inventories in order to facilitate a new debt financing.

Alternatives with respect to our business and assets might also include entering into strategic alliances with or seeking to merge or combine with another medical device, diagnostic or life-sciences company with greater resources and infrastructure. We will continue to fully explore and assess all of the strategic and legal options available to us. Due to the uncertainty of the cash flow from operations and the success of the operating plan, in addition to the uncertainty of raising additional funds via either debt or equity, there can be no assurance that we will have adequate resources to continue operations for longer than 12 months.

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

Annual Shareholders Meeting held December 16, 2008

Proposal Number 1 — Election of Directors

Dr. Luis Lopez: 22,331,815 votes for; 996,639 votes withheld

Douglass T. Simpson: 22,336,702 votes for; 991,752 votes withheld

Robert Tutag: 22,327,372 votes for; 1,001,082 votes withheld

Dennis Walczewski: 22,327,259 votes for; 1,001,195 votes withheld

Larry G. Rau: 22,332,597 votes for; 995,857 votes withheld

C. David Kikumoto: 22,332,917 votes for; 995,537 votes withheld

Stephen P Gouze: 22,332,917 votes for; 995,537 votes withheld

Proposal Number 2 — Ratification of Hein & Associates

Approval: 21,756,919 votes for; 815,573 votes against; 755,962 votes abstain; 0 not voted.

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

*                 Filed herewith.

(b)                                  Reports on Form 8-K.

1.                                       Form 8-K filed December 16, 2008 Other Events.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

February 12, 2009	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)