Form 10-Q
period 2009-03-31
CORGENIX MEDICAL CORP/CO
filed 2009-05-14
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The number of shares of Common Stock outstanding was 30,294,505 as of May 5, 2009.

CORGENIX MEDICAL CORPORATION

March 31, 2009

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2009	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$664,952	$1,520,099
Accounts receivable, less allowance for doubtful accounts of $103,689 as of March 31, 2009 and June 30, 2008	1,054,903	1,009,313
Inventories	2,677,148	2,430,205
Prepaid expenses and other current assets	131,609	138,585
Total current assets	4,528,612	5,098,202
Equipment
Capitalized software costs	255,617	255,617
Machinery and laboratory equipment	996,220	980,680
Furniture, fixtures, leaseholds & office equipment	1,769,480	1,744,638
	3,021,317	2,980,935
Accumulated depreciation and amortization	(1,495,877)	(1,195,128)
Net equipment	1,525,440	1,785,807
Intangible assets:
Licenses	369,728	388,011
Other assets:
Deferred financing costs net of amortization of $1,639,054 and $1,181,136	313,055	435,492
Due from officer	12,000	12,000
Other assets	125,890	168,902
Total assets	$6,874,725	$7,888,414
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$117,474	$521,495
Current portion of capital lease obligations	224,635	244,035
Due to factor (note 9)	809,920	—
Accounts payable	601,873	840,474
Accrued payroll and related liabilities	385,747	293,065
Accrued interest	7,392	15,246
Deferred revenue	—	735
Accrued liabilities	231,835	294,643
Total current liabilities	2,378,876	2,209,693
Notes payable, net of discount, less current portion	26,200	213,121
Capital lease obligations, less current portion	97,119	226,917
Deferred Facility Lease Payable, excluding current portion	717,955	836,099
Total liabilities	3,220,150	3,485,830
Redeemable common stock, $0.001 par value 440,141and 500,006 shares issued and outstanding, aggregate redemption value of $266,000, and $284,003 net of unaccreted discount and issue costs of $0 (note 5)	125,000	250,000

Redeemable preferred stock, $0.001 par value shares issued and outstanding, aggregate redemption value of $59,170, net of unaccreted discount of $33,609 (note 6)	43,063	—

Stockholders’ equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 30,290,919 and 30,021,935 March 31 and June 30, respectively	29,850	29,521
Additional paid-in capital	18,499,885	18,049,673
Accumulated deficit	(14,984,576)	(13,920,235)
Accumulated other comprehensive income	(58,647)	(6,375)
Total stockholders’ equity	3,486,512	4,152,584
Total liabilities and stockholders’ equity	$6,874,725	$7,888,414

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Nine months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Unaudited)		(Unaudited)
Net sales	$2,032,024	$1,950,829	$6,028,946	$6,455,055
Cost of sales	888,357	811,239	2,624,590	2,828,213

Gross profit	1,143,667	1,139,590	3,404,356	3,626,842

Operating expenses:
Selling and marketing	468,251	500,235	1,404,555	1,524,014
Research and development	172,513	165,932	572,210	478,197
General and administrative	563,963	536,335	1,639,007	1,461,296
Total expenses	1,204,727	1,202,502	3,615,772	3,463,507

Operating income (loss)	(61,060)	(62,912)	(211,416)	163,335

Other income (expense)
Other income, net	80,933	12,230	90,953	23,918
Interest expense	(474,247)	(301,420)	(942,944)	(1,287,794)

Net loss	(454,374)	(352,102)	(1,063,407)	(1,100,541)

Accreted dividends on convertible preferred stock	934	—	934	—

Net loss attributable to common stockholders	$(455,308)	$(352,102)	$(1,064,341)	$(1,100,541)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.05)

Weighted average shares outstanding, basic and diluted (note 2)	30,286,922	26,462,150	30,219,233	23,601,550

Net loss	$(454,374)	$(352,102)	$(1,063,407)	$(1,100,541)

Other comprehensive income (loss)-foreign currency translation	(4,039)	30,645	(52,272)	(24,064)

Total comprehensive loss	$(458,413)	$(321,457)	$(1,115,679)	$(1,124,605)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the nine months ended March 31, 2009

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at June 30, 2008	30,021,935	$29,521	$18,049,673	$(13,920,235)	$(6,375)	$4,152,584

Issuance of common stock for services	258,725	259	56,080	—	—	56,339
Warrant extensions as a result of note modification	—	—	279,527	—	—	279,527
Compensation expense recorded as a result of stock options issued	—	—	81,382	—	—	81,382
Issuance of common stock for license	70,124	70	20,266	—	—	20,336
Issuance of warrants for license	—	—	12,957	—	—	12,957
Cancellation of redeemable stock upon note pay down	(59,865)	—	—	—	—	—
Accreted dividend on redeemable preferred stock	—	—	—	(934)	—	(934)
Foreign currency translation	—	—	—	—	(52,272)	(52,272)
Net loss	—	—	—	(1,063,407)	—	(1,063,407)

Balance at March 31, 2009	30,290,919	$29,850	$18,499,885	$(14,984,576)	$(58,647)	$3,486,512

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,063,407)	$(1,100,541)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	333,989	303,698
Accretion of discount on note payable	322,273	800,291
Common stock issued for services	56,339	16,224
Accrued stock-based compensation	105,037	—
Common stock issued for interest	—	142,458
Compensation expense recorded for stock options issued	81,382	145,028
Amortization of deferred financing costs	457,918	230,555
Changes in operating assets and liabilities:
Accounts receivable, net	(203,081)	3,237
Inventories	(277,377)	(189,640)
Prepaid expenses and other assets, net	53,928	110,533
Accounts payable	(55,288)	(98,509)
Accrued payroll and related liabilities	1,797	15,050
Accrued interest and other liabilities	(195,858)	(553,006)

Net cash used in operating activities	(382,348)	(174,622)

Cash flows used in investing activities:
Additions to equipment	(37,544)	(41,786)

Cash flows from financing activities:
Increase in amount due to factor	809,920	—
Proceeds from issuance of common stock, net of financing costs	—	768,664
Payments on notes payable	(1,038,215)	(62,000)
Payments on capital lease obligations	(187,717)	(162,078)
Net cash provided by (used in) financing activities	(416,012)	544,586

Net increase (decrease) in cash and cash equivalents	(835,904)	328,178
Impact of exchange rate changes on cash	(19,243)	(170)
Cash and cash equivalents at beginning of period	1,520,099	1,324,072
Cash and cash equivalents at end of period	$664,952	$1,652,080
Supplemental cash flow disclosures:
Cash paid for interest	$151,993	$119,978
Noncash investing and financing activities
Issuance of warrants for license	$12,957	$16,800
Equipment acquired through capital lease	$43,538	$—
Issuance of common stock for license	$20,336	$—
Issuance of stock for debt	$—	$906,899
Conversion of preferred stock into common stock	$—	$1,327,800
Addition of discount on convertible notes due to contingent conversion feature	$—	$536,874
Conversion of redeemable common stock to note payable	$125,000	$—
Issuance of redeemable convertible preferred stock as additional consideration for note modification	$42,129	$—
Warrant extensions as a result of note modification	$279,527	$—
Accreted dividends on redeemable preferred stock	$934	$—

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

•      Corgenix (UK) Ltd, incorporated in the United Kingdom in 1996 (formerly REAADS Bio-Medical Products (UK) Limited) and located in Peterborough, England. Corgenix UK manages our international distributor relationships except for distribution in North America, which is the responsibility of Corgenix, Inc.

We continue to use the REAADS trademark and trade name in the sale of products that we manufacture.

Inventory

Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded for the nine months and one year ended March 31, 2009 and June 30, 2008, respectively. Components of inventories are as follows:

	3-31-2009	6-30-2008
Raw materials	$587,410	$588,288
Work-in-process	692,725	911,590
Finished goods	1,397,013	930,327
	$2,677,148	$2,430,205

Recent Developments

On February 3, 2009, the Company entered into two agreements (the “Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005. The Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until December 31, 2009 (the “Maturity Date”).  Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date.  On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing  must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

Under the Agreements, Truk and CAMOFI agreed that their security interest in the Company’s accounts receivable and inventory would only be subordinated to that of the lenders in any new financing, but that their security interest in all other assets of the Company will remain a perfected first security interest. This provision was effective upon completion of the Financing Agreement with Benefactor, summarized below. In addition, upon the closing of the Financing Agreement with Benefactor, the remaining principal balance of each outstanding term note held by Truk was increased by five percent (5%), and is being accounted for as additional interest expense.

Simultaneously with the execution of the Agreements:

(1) the Company paid $22,466 to Truk and CAMOFI for accrued and unpaid interest from November 1, 2008 to February 3, 2009 with respect to term notes held by each;

(2) the Company extended the expiry dates of common stock purchase warrants held by the note-holders (warrants dated May 19, 2005 were extended to expire May 19, 2017 rather than May 19, 2012 and common stock purchase warrants dated December 28, 2005 were extended to expire December 28, 2015 rather than December 28, 2010);

(3) the Company issued to CAMOFI 200,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”), with a liquidation preference of $50,000, which will be convertible into 800,000 shares of the Company’s common stock at the rate of $0.25; and

(4) the Company issued to Truk 36,680 shares of the Company’s Series B Convertible Preferred Stock, with a liquidation preference of $9,170, which will be convertible into 146,720 shares of the Company’s common stock at the rate of $0.25. The calculated cost of items (2) through (4) above, were charged to deferred finance costs and are being amortized over nine months through December 2009.

On March 18, 2009, we entered into a financing agreement collateralized by all of the assets of the Company (the “Financing Agreement”) with Benefactor Funding Corp., a Colorado corporation (“Benefactor”).  We used the initial proceeds of  $800,374 to retire the debt evidenced by convertible term notes that CAMOFI (referenced above) purchased on May 19, 2005 and December 28, 2005.  We also used  the proceeds to retire fifty percent of the debt evidenced by the  convertible term notes that Truk purchased on December 28, 2005, leaving the notes purchased by Truk on May 19, 2005 outstanding. As a result, the proceeds from the Financing Agreement were used to retire 92.3% of the then currently outstanding convertible debt. Our wholly owned subsidiary, Corgenix, Inc. has also entered into a financing agreement with Benefactor  on substantially similar terms as the Agreement.  The Company and Corgenix Inc. guaranty each other’s obligations to Benefactor.

Under the Financing Agreement, the Company agreed to sell all of the Company’s right, title and interest in and to specified accounts and all merchandise represented by those accounts.

Under the Financing Agreement, which also included a $250,000 advance collateralized by the Company’s inventories, the purchase price for each sold account is equal to (i) 85% of the face amount of the account (that figure is 95% for the first 60 days of the Agreement’s term) less certain fees and commissions set forth in the Agreement. The commission rate is 1.4% of the face amount of the underlying account (the “Commission”).  The Company will pay Benefactor no “fee” for the first thirty days of an account’s term, and then will pay .05% of the account’s face amount for each day thereafter (the “Benefactor Fee”). We have agreed to sell at least $300,000 in face amount of accounts receivable for each month that the Financing Agreement is in effect.  If the minimum is not met, the Company must pay, for each such month, 1.4% times $300,000 less the actual amount of receivables sold.

Pursuant to the Financing Agreement, certain recourse events and events of default will trigger early payment obligations of the Company, and Benefactor has certain rights as a secured party in case of any default or recourse event.

One feature that secures the Company’s obligations is the “Reserve Account.”  The operation of the Reserve Account is outlined in the Financing Agreement.

Under the Financing Agreement, we make certain covenants, representations and warranties typical of a secured financing arrangement, and have agreed to report certain information to Benefactor.

The Financing Agreement will continue in full force and effect for a period of 12 months; however the Company may terminate the Financing Agreement early at any time by giving Benefactor not less than sixty days prior written notice, and Benefactor may terminate the Financing Agreement early at any time without notice should any event of default or recourse event occur.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.  The results of operations for the three months and nine months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2009 and the results of operations and its cash flows for the three months and nine months ended March 31, 2009 and 2008.

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

2.            EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period.  The dilutive effect of stock options and their equivalents is calculated using the treasury stock method.  During the nine months ended March 31, 2009,  stock options to purchase 40,000 shares were granted and stock options to purchase 150,000 shares were granted during the nine months ended March 31, 2008. Options and warrants to purchase common stock totaling 37,703,968 and 34,366,238 shares as of March 31, 2009 and 2008, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect is anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended March 31, 2009	3 Months ended March 31, 2008	9 Months ended March 31, 2009	9 Months ended March 31, 2008
Net loss	$(454,374)	$(352,102)	(1,063,407)	$(1,100,541)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	30,263,246	25,347,825	30,021,935	14,483,342
Weighted average common equivalent shares issued during the period	23,676	1,114,325	197,298	9,118,208

Weighted average common shares — basic and diluted	30,286,922	26,462,150	30,219,233	23,601,550

Net loss per share — basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.05)

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of March 31, 2009.

A valuation allowance was provided for deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

The Company did not record a provision for income taxes for the three month or nine month periods ended March 31, 2009 or 2008 as a result of operating losses and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that it is more likely than not that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced and recognized as a deferred income tax benefit in the statement of operations in the period of change, except as noted herein.

4.             SEGMENT INFORMATION

The Company has two segments of business: North American and International operations.  North American operations transact all sales in North America (US, Canada and Mexico). International operations transact all other sales.  The following table sets forth selected financial data for these segments for the three-and nine-month periods ended March 31, 2009 and 2008.

		Three Months Ended March 31,			Nine months Ended March 31,
		North America	International	Total	North America	International	Total
Net sales	2009	$1,440,751	$591,273	$2,032,024	$4,300,270	$1,728,676	$6,028,946
	2008	$1,412,552	$538,277	$1,950,829	$4,779,256	$1,675,799	$6,455,055

Net income (loss)	2009	$(652,599)	$198,225	$(454,374)	$(1,586,102)	$522,695	$(1,063,407)
	2008	$(551,046)	$198,944	$(352,102)	$(1,642,207)	$541,666	$(1,100,541)

Depreciation and	2009	$106,859	$5,090	$111,949	$320,149	$13,840	$333,989
Amortization	2008	$107,439	$933	$108,372	$300,371	$3,327	$303,698

Interest expense, net	2009	$(473,871)	$(376)	$(474,247)	$(941,267)	$(1,677)	$(942,944)
	2008	$(300,889)	$(531)	$(301,420)	$(1,285,286)	$(2,508)	$(1,287,794)

Segment assets:
March 31,	2009	$6,651,608	$223,117	$6,874,725	$6,651,608	$223,117	$6,874,725
June 30,	2008	$7,842,810	$814,619	$8,657,429	$7,842,810	$814,619	$8,657,429

5.             REDEEMABLE COMMON STOCK

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company’s common stock for $500,000.Under the MBL agreement, MBL could require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which was equal to an aggregate amount of $500,000. These warrants were due to expire on July 3, 2008.Pursuant to the agreement with MBL, as long as MBL held at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company’s equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company’s Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

On March 31, 2005, the Company’s distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the 2002 Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (5.00% as of June 30, 2008) plus two percent with payments having commenced in September, 2005. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of March 31, 2009, a total of 440,161 shares have been returned to the Company. The remaining 440,141 shares not covered by the promissory note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL had not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2007 through August 1, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

As of July 15, 2008, the Company reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement,  entered into a Memorandum of Understanding Regarding Aspirin Works Distribution Rights in Japan, and executed a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments add certain products and transfer prices, call for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, call for the payment by Corgenix of royalties on certain proprietary products, which include proprietary technology of MBL, and call for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, the Company and MBL, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, agreed that the warrant term will be extended to August 1, 2010 and that one-half, or 220,070, of the remaining 440,171 redeemable shares  were  exchanged for a two-year promissory note payable with interest at prime (3.25% as of March 31, 2009) plus two percent with payments having commenced September 1, 2008. The applicable prime rate is adjusted on a monthly basis. Based on our recalculations of the fair value of the extended term warrants, we determined that the newly calculated value of said warrants did not materially increase in value as a result of this modification, and therefore, no adjustment to our financial statements was considered necessary. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. The companies further agree that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,071 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and Corgenix will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

6.            EQUITY

(a) Employee Stock Purchase Plan

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved the Company’s Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter ended March 31, 2009, 27,673 shares were issued under the plans. In the quarter ended March 31, 2008, 11,724 shares were issued under the plans.

(b) Incentive Stock Option Plan

Stock Options as of March 31, 2009

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

The following table summarizes stock options outstanding as of March 31, 2009, and changes during the nine months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2008	2,497,100	$0.36	52.27	$—
Granted	40,000	$0.06	82.0
Exercised	—	$—	—
Cancelled, expired or forfeited	(29,500)	$0.42	44.5
Options outstanding at March 31, 2009	2,507,600	$0.36	46.9	$—
Options exercisable at March 31, 2009	2,174,267	$0.35	48.8	$—

The total intrinsic value as of March 31, 2009 measures the difference between the market price as of March 31, 2009 and the exercise price. No options were exercised during the nine months ended March 31, 2009 and March 31, 2008. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the periods.

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2009, was approximately $113,864, which is expected to be recognized over a weighted average period of  59.4 months.

The weighted average per share fair value range of stock options granted during the nine-month periods ending March 31, 2009 was $0.046 and for the nine-month period ended March 31, 2008 was $0.022-$0.34. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Nine months Ended
	March 31,		March 31,
Valuation Assumptions	2009	2008	2009	2008

Expected life	7.0	7.0	7.0	7.0
Risk-free interest rate	2.69%	4.40%	2.69%	4.40%
Expected volatility	84.7%	84.7%	84.7%	84.7%
Expected dividend yield	0%	0%	0%	0%

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock awards of $3,333 and $8,888 for the three and nine month periods ended March 31, 2009 and $3,333 and $9,999 for the same periods ended March 31, 2008. The following table summarizes non-vested restricted stock and the related activity as of and for the three months ended March 31, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested Restricted Stock at July 1, 2008	33,334	$0.40
Granted	—	—
Vested	33,334	0.40
Non-vested Restricted Stock at March 31, 2009	—	$—

As of March 31, 2009, there were also 35,206,868 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.23 to $.50 per share with a weighted average exercise price of $.37 per share. Of these warrants, none were newly or incrementally issued in the current quarter or nine month period ended March 31, 2009. No warrants were newly or incrementally issued in the quarter ended March 31, 2008, whereas 4,446,999 warrants were newly or incrementally issued in the nine month period ended March 31, 2008.

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

Fair Value Measurements

As of July 1, 2008, we adopted FASB Statement of Financing Accounting Standards No. 157, “Fair ValueMeasurements (“SFAS 157”). SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements in GAAP. SFAS 157 introduced, or reiterated a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1-quoted prices in active markets for identical assets and liabilities.

Level 2-observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3-unobservable inputs.

The adoption of  SFAS 157 did not have a material effect on our financial condition and results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$505,073			$505,073
Total	$505,073			$505,073

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

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal quarter end. As of March 31, 2009, the Company had accrued a total of $8,283 payable to CCC as a result of the anniversary calculations.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

9.            DUE TO FACTOR

On March 17, 2009, the Company entered into an agreement with Benefactor Funding Corp. (“Benefactor”) whereby Benefactor agreed to factor the company’s domestic accounts receivable invoices. The term of the agreement is for one year but can be terminated by the Company with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% (95% for the first 60 days of the agreement) of the amount of the invoice with the remaining 15% paid upon collection, less any deductions from the customer. Benefactor charges a fee of 1.4% of the gross amount of the invoice and a maintenance fee equal to ..05% per day (annual rate of 18.25%) on the unpaid invoice amounts outstanding in excess of 30 days from the purchase date. The Company has agreed, beginning March 17, 2009, to factor with Benefactor a minimum of $300,000 of invoices monthly. The Company is responsible for any invoices which are unpaid after 91 days or are subject to other defaults by the customer and this obligation is collateralized by the Company with a security interest granted to Benefactor on all assets. As of March 31, 2009, Benefactor had advanced the Company $676,041 against invoices totaling $711,623. Fees paid to Benefactor for interest and other services for the quarter and nine months ended March 31, 2009 totaled $19,618. The receivables are considered recourse and are presented at gross value in the accompanying consolidated balance sheets.

In addition to the advances made by the factor on accounts receivable, on March 17, 2009, Benefactor advanced the company $250,000, collateralized by the inventories of the company with a face value of $294,118. Benefactor charged a fee of 1.3% of the face value of the inventory and will charge a maintenance fee equal to .043% per day (annual rate of 15.70%) on the unpaid advance in excess of 30 days from the initial advance.

10.          NOTES PAYABLE

Notes payable consist of the following at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
Convertible term note payable to institutional investors, net of discount of $0 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% and 11.75% as of March 31, 2009 and June 30, 2008), interest only from June 1, 2006 through October 1, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $19,350.71 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company	$—	$265,676

Convertible term note payable to institutional investors, net of discount of $5,350 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% and 10.75% as of March 31, 2009 and June 30, 2008), interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546.04 plus interest from December 1, 2007 through March 16, 2009, and via note modification dated February 3, 2009, due in monthly installments of $6,713.76 plus interest, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	55,074	458,940

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (6.25% as of March 31, 2009) due in monthly installments with principal payments of $5,200 plus interest through August 2010	88,600	—

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (6.25% and 11.55% as of March 31, 2009 and June 30, 2008) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	—	10,000
	143,674	734,616
Current portion, net of current portion of discount	(117,474)	(521,495)
Notes payable, excluding current portion and net of long-term portion of discount	$26,200	$213,121

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

Although we have experienced growth in revenues every year since 1990, except for 1997 and the current year to date, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

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

Results of Operations

Three Months Ended March 31, 2009 compared to 2008

Net sales. Net sales for the quarter ended March 31, 2009 were $2,032,024, a 4.2% increase from $1,950,829 for the quarter ended March 31, 2008. Total North American sales increased $28,199 or 2.0% to $1,440,751 while total sales to international distributors increased $52,996 or 9.8% to $591,273 from $538,277 year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales decreased $54,236 or 4.7% to $1,109,178, whereas international direct product-only sales increased $43,018 or 12.0% to $401,305.  Worldwide category results were as follows: Phospholipids kit sales increased $20,480 or 2.2% to $966,397 for the period. Coagulation kit sales decreased $31,262 or 7.4% to $388,398. HA kit sales decreased $32,598 or 12.2% to $234,397, and Autoimmune kit sales increased $18,259 or 50.5% to $54,401. Additionally, worldwide OEM/contract manufacturing revenues increased $88,019, or 48.5% to $269,497. Overall, worldwide non-product revenue increased $4,395, or 1.8% to $252,045. Finally, AspirinWorks sales increased 10.8% to $37,598.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 43.7% for the quarter ended March 31, 2009 from 41.6% in 2008. The increase was primarily attributable to increases in raw material, labor and overhead costs.

Selling and marketing.  For the quarter ended March 31, 2009, selling and marketing expenses decreased 6.4% to $468,251 from $500,235 for the quarter ended March 31, 2008. The decrease vs. the prior year was primarily due to decreases in advertising, sales commissions, labor-related expense,  royalties, and trade show expenses, partially offset by increases in  Corgenix UK selling and marketing expenses, retention kits, and travel.

Research and development. Research and development expenses increased 4.0% to $172,513 for the quarter ended March 31, 2009, from $165,932 for the quarter ended March 31, 2008. The increase vs. the prior year primarily involved increases in labor-related expenses and clinical studies expense, partially offset by decreases in laboratory supplies, and product testing expense, .

General and administrative. For the quarter ended March 31, 2009, general and administrative expenses increased $27,628 or 5.2% to $563,963 from $536,335 for the quarter ended March 31, 2008. The increase vs. the prior year was primarily attributable to increases in Corgenix-UK general and administrative expenses, labor-related expenses, board of director fees, aborted financing costs, travel, outside services, and patent renewal fees, partially offset by decreases in consulting fees and legal expenses. As part of managements’ cost control program, the Company is making a concerted effort to reduce our on-going general and administrative expenses.

Interest expense. Interest expense increased $172,827, or 57.3% to $474,247 for the quarter ended March 31, 2009, from $301,420 for the quarter ended March 31, 2008 due primarily to the accelerated write off of 92.3% of the unaccreted discount and unamortized deferred financing costs related to the convertible notes due to the March 2009 payoffs which resulted from the Benefactor financing mentioned above.

Nine months Ended March 31, 2009 compared to 2008

Net sales. Net sales for the nine months ended March 31, 2009 were $6,028,946, a 6.6% decrease from $6,455,055 for the nine months ended March 31, 2008. As a result of the overall global economic recession, total North American sales decreased $478,986 or 10.0% to $4,300,270 while total sales to international distributors increased  $52,877 or 3.2% to $1,728,676 from $1,675,799 year to year. With respect to the Company’s major revenue categories and product lines, North American direct product-only sales decreased $240,268 or 7.0% to $3,183,786 whereas international direct product-only sales increased $32,432 or 2.6% to $1,284,037. Worldwide category results were as follows: Phospholipids kit sales decreased $60,694 or 2.2% to $2,806,016 for the period. Coagulation kit sales decreased $150,111 or 10.9% to $1,232,458. HA kit sales decreased $97,132 or 11.1% to $777,388, while Autoimmune kit sales increased $48,134 or 53.6% to $137,875. Additionally, worldwide OEM/contract manufacturing revenues decreased $291,555, or 25.6% to $846,547. Overall, worldwide non-product revenue increased $73,283 or 11.4% to $714,577. Finally, AspirinWorks sales decreased 2.4% to $108,416. Sales of products manufactured for us by other companies, primarily sold by Corgenix UK Ltd,  while still relatively small, are expected to continue to increase during fiscal 2009, as they continue to expand their product offerings. Net sales and revenues have not been materially impacted by inflation and changing prices over the past two years.

Cost of sales.  Cost of sales, as a percentage of sales, decreased slightly to 43.5% for the nine months ended March 31, 2009 from 43.8% in 2008. This decrease was primarily attributable to an unexpected scrapping of numerous production lots of one of our larger product lines which occurred in the prior year’s first fiscal nine months.

Selling and marketing.  For the nine months ended March 31, 2009, selling and marketing expenses decreased 7.8% to $1,404,555 from $1,524,014 for the nine months ended March 31, 2008. The decrease vs. the prior year was primarily due to decreases in consulting fees, conventions and seminars expense, labor-related expenses, trade show expense, and royalties, partially offset by increases in Corgenix UK selling & marketing expenses, sales commissions, and travel.

Research and development. Research and development expenses increased 19.7% to $572,210 for the nine months ended March 31, 2009, from $478,197 for the nine months ended March 31, 2008. This increase over the prior year primarily involved increases in clinical studies expenses, and labor-related expenses, partially offset by decreases in legal fees, outside services, laboratory supplies, and product testing.

General and administrative. For the nine months ended March 31, 2009, general and administrative expenses increased $177,711 or 12.2% to $1,639,007 from $1,461,296 for the nine months ended March 31, 2008. This increase over the prior year was primarily attributable to increases in Corgenix UK general and administrative expenses, labor-related costs, board of director fees, travel, aborted financing costs, outside services, and patent renewal fees, partially offset by decreases in consulting fees, and legal fees.

Interest expense. Interest expense decreased $344,850 or 26.8% to $942,944 for the nine months ended March 31, 2009, from $1,287,794 for the nine months ended March 31, 2008 due primarily to the additional discount and acceleration of the discount amortization on the convertible notes due to the contingent conversion feature, which occurred in the prior year’s first fiscal nine months, mitigated by the accelerated write off of 92.3% of the unaccreted discount and unamortized deferred financing costs related to the convertible notes due to the March 2009 payoffs which resulted from the Benefactor financing mentioned above.

EBITDA

The Company’s earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $128,884 or 19.1% to $547,237   for the nine months ended March 31, 2009 compared with $676,121 for the corresponding nine month period in fiscal 2008. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	Three Months		Nine Months
	Ended March 31		Ended March 31,
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(454,374)	$(352,102)	$(1,063,407)	$(1,100,541)
Add back:
Depreciation and Amortization	111,949	108,372	333,989	303,698
Stock-based compensation expense	135,490	64,953	242,758	161,252
Interest expense	474,247	301,420	942,944	1,287,794
Adjusted EBITDA	$267,312	$122,643	$456,284	$652,203

Liquidity and Capital Resources

For the nine months ended March 31, 2009, cash used by operating activities amounted to $382,348, versus cash used by operating activities of $174,622 for the nine months ended March 31, 2008. The increase in the cash used by operations for the current nine month period resulted primarily from the increase in accounts receivable and inventories plus a decrease in accounts payable, and accrued interest and other liabilities.

Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $37,544 for the nine months ended March 31, 2009, compared to purchases of laboratory, computer and office equipment totaling $41,786 for the nine months ended March 31, 2008.

Net cash used by financing activities amounted to $416,012 for the nine months ended March 31, 2009 compared to cash provided by financing activities of $544,586 for the nine months ended March 31, 2008. This large difference versus the comparable prior year was primarily due to the proceeds from the year-earlier common stock private placement, in addition to the March 2009 payoff of the vast majority of the convertible debt.

Cash on the balance sheet amounted to $664,952 as of March 31, 2009 compared to $1,520,099 as of June 30, 2008.

Working capital as of March 31, 2009 amounted to $2,149,736 compared to $2,888,509 as of June 30, 2008.

Total liabilities were $3,220,150 as of March 31, 2009 compared to $3,485,830 as of June 30, 2008.

Stockholders’ equity amounted to $3,486,512 as of March 31, 2009 compared to $4,152,584 as of June 30, 2008.

The Company has incurred operating losses and negative cash flow from operations for most of its history. Losses incurred since its inception, net of dividends on convertible preferred stock, have aggregated $12,703,642, and there can be no assurance that the Company will be able to generate positive cash flows to fund its operations in the future or to pursue its strategic objectives.  Historically, the Company has financed its operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock.  The Company has also financed operations through sales of diagnostic products and agreements with strategic partners.  Accounts receivable showed a decrease of 15.7% to $1,054,903 from $1,220,311 as of March 31, 2008.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management is forecasting continued revenue growth subsequent to this fiscal year, primarily generated from the continued evolution of the market for AspirinWorks along with the future FDA approval of AtherOx,, but is not forecasting the same for the remainder of the fiscal year ended June 30, 2009.  As demonstrated by the first nine months’ results, management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations.  Given the severe recessionary environment in which we find ourselves, there are significant short- term and potentially intermediate-term risks associated with the operating plan and we might be forced to further modify the plan, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to eventually achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we may continue to incur operating losses for the next several quarters, as it will, given the current and foreseeable state of our economy, still take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow. In view of this, we have undertaken a process to review and reduce wherever possible, all operating expenses.

Given the potential for a reduction in our future sales caused by the severe recession, management sought and has been successful in obtaining debt relief and a modification of the existing convertible notes from our two institutional convertible debt holders in conjunction with and addition to securing additional debt financing (see Recent Developments above). As of March 31, 2009, we had reached agreement with the institutional convertible debt holders to waive previous defaults and to amend the original debt agreements which further enabled us to secure new debt financing from other sources.  As a result of the recent debt financing, in addition to a pick-up of sales in the quarter ended March 31, 2009, and taking into consideration the forecasted results of operations for the remainder of the current fiscal year, management believes that we will have adequate resources to continue operations for longer than 12 months.

Off -Balance Sheet Arrangements

We use what is known as a “factor” for credit administration and cash flow purposes. Under the factoring agreement, the factor purchases most (a minimum of $300,000 per month), of the Company’s eligible domestic sales invoices, with recourse, from the Company. In doing so, for the first 60 days of the agreement (until May 17, 2009), we can draw 95% of the dollar value of the invoices sold (85% after May 17, 2009), for a charge of 1.4% of the gross invoice amount. The factor holds as security substantially all assets of the Company and charges interest at a rate of .05% per day for each day over 30 days  outstanding from the date of their purchase of the respective invoices. The factoring agreement expires on March 17, 2010.

Contractual Obligations and Commitments

On February 8, 2006, we entered into a Lease Agreement (the “Lease”) with York County, LLC, a California limited liability company (“Landlord”) pursuant to which we leased approximately 32,000 rentable square feet (the “Property”) of Landlord’s approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020.  In 2008, the Property was sold to The Krausz Companys, Inc. a California corporation, and  is part of Landlord’s multi-tenant real property development known as the Broomfield Corporate Center.  We use the Property for our headquarters, laboratory research and development facilities and production facilities.

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

On February 3, 2009, the Company entered into two agreements (the “Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005.

Under the Agreements, the Company issued to CAMOFI 200,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”), with a liquidation preference of $50,000, which will be convertible into 800,000 shares of the Company’s common stock at the rate of $0.25 and issued to Truk 36,680 shares of the Company’s Series B Convertible Preferred Stock, with a liquidation preference of $9,170, which will be convertible into 146,720 shares of the Company’s common stock at the rate of $0.25.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Annual Shareholders Meeting held December 16, 2008

Proposal Number 1 — Election of Directors

Dr. Luis Lopez: 22,331,815 votes for; 996,639 votes withheld, 995,537 abstenstions, 2,659,566 broker non-votes Douglass T. Simpson: 22,336,702 votes for; 991,752 votes withheld, 995,537 abstenstions, 2,659,566 broker non-votes

Robert Tutag: 22,327,372 votes for; 1,001,082 votes withheld, 995,537 abstenstions, 2,659,566 broker non-votes Dennis Walczewski: 22,327,259 votes for; 1,001,195 votes withheld, 995,537 abstenstions, 2,659,566 broker non-votes

Larry G. Rau: 22,332,597 votes for; 995,857 votes withheld, 995,857 abstenstions, 2,659,566 broker non-votes C. David Kikumoto: 22,332,917 votes for; 995,537 votes withheld, 995,537 abstenstions, 2,659,566 broker non-votes

Stephen P Gouze: 22,332,917 votes for; 995,537 votes withheld, 995,537 abstenstions, 2,659,566 broker non-votes

Proposal Number 2 — Ratification of Hein & Associates

Approval: 21,756,919 votes for; 815,573 votes against; 755,962 votes abstain; 2,663,187 broker non votes.

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

	1.	Form 8-K filed February 3, 2009. Entry into Material Definitive Agreements

	2.	Form 8-K filed March 19, 2009. Entry into Material Definitive Agreements

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

May 14, 2009	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)