Form 10-K
period 2009-06-30
CORGENIX MEDICAL CORP/CO
filed 2009-09-25
CIK 1063665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        The issuer's revenues for its most recent fiscal year were: $8,063,557.

        The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer was $2,334,120 as of June 30, 2009, based on the closing price of $0.095 as reported on the OTCBB on June 30, 2009.

        The number of shares of Common Stock outstanding was 30,290,166 as of September 14, 2009.

        Transitional Small Business Disclosure Format. Yes ☐    No ☒

  Forward-looking Statements

        This Form 10-K includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this Form 10-K, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

        If our assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could differ materially from those anticipated. These differences could be caused by a number of factors or combination of factors including, but not limited to, those factors described in the "Risk Factors" section of this report. Readers are strongly urged to consider such factors when evaluating any forward-looking statement.

CORGENIX MEDICAL CORPORATION
June 30, 2009
Form 10-K

PART I

Item 1.    Description of Business.

        Certain terms used in this annual report are defined in the Glossary that follows at the end of Part I.

Company Overview

        Corgenix Medical Corporation, which we refer to as Corgenix or the Company, was incorporated in Nevada on April 22, 1994, is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. We currently sell 52 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. In the U.S. and the United Kingdom, we sell directly to these customers. Elsewhere in the world, we primarily sell to independent distributors that in turn sell to the laboratories.

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

Recent Developments

        On February 3, 2009, the Company entered into two agreements (the "Agreements") to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC (now known as Shelter Opportunity Fund, LLC), a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, "Truk"); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC ("CAMOFI"), purchased on May 19, 2005 and December 28, 2005. The Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the "Repayment Date"), at which time payments would again have become due and payable on the first day of each subsequent month until December 31, 2009 (the "Maturity Date"). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk's or CAMOFI's option, by the conversion into common stock.

        Under the Agreements, Truk and CAMOFI agreed that their security interest in the Company's accounts receivable and inventory would only be subordinated to that of the lenders in any new financing, but that their security interest in all other assets of the Company would remain a perfected first security interest. This provision was effective upon completion of the Financing Agreement with Benefactor, summarized below. In addition, upon the closing of the Financing Agreement with

Benefactor, the remaining principal balance of each outstanding term note held by Truk was increased by five percent (5%), and is being accounted for as additional interest expense.

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

        (3)   the Company issued to CAMOFI 200,000 shares of the Company's Series B Convertible Preferred Stock ("Series B"), with a liquidation preference of $50,000, which will be convertible into 800,000 shares of the Company's common stock at the rate of $0.25; and

        (4)   the Company issued to Truk 36,680 shares of the Company's Series B Convertible Preferred Stock, with a liquidation preference of $9,170, which will be convertible into 146,720 shares of the Company's common stock at the rate of $0.25. The calculated cost of items (2) through (4) above were charged to deferred finance costs and are being amortized over nine months through December 2009.

        On March 18, 2009, we entered into a financing agreement collateralized by all of the assets of the Company (the "Financing Agreement") with Benefactor Funding Corp., a Colorado corporation ("Benefactor"). We used the initial proceeds of $800,374 to retire the debt evidenced by convertible term notes that CAMOFI (referenced above) purchased on May 19, 2005 and December 28, 2005. We also used the proceeds to retire fifty percent of the debt evidenced by the convertible term notes that Truk purchased on December 28, 2005, leaving the notes purchased by Truk on May 19, 2005 outstanding. As a result, the proceeds from the Financing Agreement were used to retire 92.3% of the then currently outstanding convertible debt. Our wholly owned subsidiary, Corgenix, Inc. has also entered into a financing agreement with Benefactor on substantially similar terms as the Financing Agreement. The Company and Corgenix Inc. guaranty each other's obligations to Benefactor.

        Under the Financing Agreement, the Company agreed to sell all of the Company's right, title and interest in and to specified accounts and all merchandise represented by those accounts.

        Under the Financing Agreement, which also included a $250,000 advance collateralized by the Company's inventories, the purchase price for each sold account is equal to (i) 85% of the face amount of the account (that figure is 95% for the first 60 days of the Agreement's term) less certain fees and commissions set forth in the Agreement. The commission rate is 1.4% of the face amount of the underlying account (the "Commission"). The Company will pay Benefactor no "fee" for the first thirty days of an account's term, and then will pay .05% of the account's face amount for each day thereafter (the "Benefactor Fee"). We have agreed to sell at least $300,000 in face amount of accounts receivable for each month that the Financing Agreement is in effect. If the minimum is not met, the Company must pay, for each such month, 1.4% times $300,000 less the actual amount of receivables sold.

        Pursuant to the Financing Agreement, certain recourse events and events of default will trigger early payment obligations of the Company, and Benefactor has certain rights as a secured party in case of any default or recourse event. One feature that secures the Company's obligations is the "Reserve Account." The operation of the Reserve Account is outlined in the Financing Agreement.

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

        Internally and through collaborative arrangements, we are developing additional products that are intended to broaden the range of applications for our existing products and to result in the introduction of new products, such as AtherOx and AspirinWorks.

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

        Traditionally, diagnostic testing has been performed in large, high-volume commercial or hospitalbased laboratories using instruments operated by skilled technicians. Our products in a Microplate format are designed for such instrumentation and are marketed to these types of laboratories. The instrumentation and supportive equipment required to use our ELISA tests is relatively simple, and typically is used by a laboratory for many different products.

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

  •
  In fiscal 2009 our IgG anti-Atherox test kit received FDA clearance and completed or made significant progress in the product development programs of several diagnostic products.

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

    •
    In fiscal 2008, we added additional sales and marketing management in our U.S. and European organization. In fiscal 2009, we maintained the same level of sales and marketing management in our U.S. and European organization as in 2008.

  •
  Continue to Develop Strategic Alliances to Leverage Company Resources.  We have developed, and will continue to pursue, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage our technology, expand our product menu and maximize the use of our sales force.

  •
  In fiscal 2009, we made significant advances on several existing partnership programs, and have identified several new opportunities for fiscal 2010.

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

        To extend the product offering for current product lines, and to complement our premiumpriced, existing assays, we plan to add products from strategic partners. Our current product menu, commercialized under the trademarks "REAADS" and "Corgenix," includes the following:

  Autoimmune Disease Products

        Our ELISA Autoimmune Disease Product line consists of twenty-one products, including tests for antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO, PR3, Thyroglobulin, LKM-1, anti Ribosomal P, BP-180, DSG-1, DSG-3, anti-polymer antibodies and thyroid peroxidase. In the fiscal year ended June 30, 2009, these products represented approximately 2.5% of our total product sales.

        We manufacture two of these products; the remainder are manufactured for us by other companies and sold by us through our distribution network. The products are used for the diagnosis and monitoring of autoimmune diseases, including RA, SLE, Mixed Connective Tissue Disease, Sjogren's Syndrome, Dermatopolymyositis and Scleroderma.

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

  Vascular Disease; Antiphospholipid Antibody Testing Products

        We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2009 represented approximately 46.3% of our total product sales. These include: aCL IgG, aCL IgA, aCL IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-ß2-Glycoprotein I ("aß2GPI") IgG, aß2GPI IgA, and aß2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

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

        These antibodies are also found in patients with antiphospholipid syndrome, an important medical condition with serious clinical manifestations such as chronic and recurrent venous (deep vein) thrombosis, as well as arterial thromboembolic disease, including heart attacks, strokes and pulmonary embolism. Thrombocytopenia has been attributed to the temporary removal of platelets from circulation during a thrombotic episode (clot formation).

  Vascular Disease: Bleeding/Clotting Risk Factors

        We market twenty tests for bleeding and clotting risk factors, which in the fiscal year ended June 30, 2009, represented approximately 21.8% of our total product sales. We manufacture five products, and fifteen others are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, PIFA (HIT/PF4 rapid assay) and Collagen Binding Assay. Corgenix UK also distributes twelve OM products for routine coagulation testing.

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

  AspirinWorks

        The AspirinWorks® Test Kit is a simple urine test that measures an individual's response to aspirin dosage and allows physicians to adjust the dosage or recommend alternative therapy. AspirinWorks® sales represented approximately 1.8% of our total product sales. Recent reports indicate that up to 25% of individuals may be non-responsive to aspirin's benefits, and are more than three times more likely to die from heart disease.

  Liver Disease Products

        We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format which in the fiscal year ended June 30, 2009 represented approximately 12.0% of our total product sales. The product was distributed through the Chugai distribution network in Japan from 1996 to 2002, and has been distributed through Corgenix UK in the United Kingdom since 1998. On June 30, 2001, we signed a license agreement with Chugai (later assigned to Fujirebio) whereby we have co-exclusive rights to manufacture and market the HA product worldwide except in Japan. On December 12, 2008, the HA License Agreement was amended and extended until the expiration of all of the patents related to the HA License Agreement. See "—Chugai (Fujirebio) Strategic Relationship."

        Hyaluronic Acid is a component of the matrix of connective tissues, found in synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and leaks into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease, particularly Hepatitis C, due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement. In fiscal 2009, all of the patents related to the HA License Agreement expired except for one patent in Canada which expires in 2010.

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

        Our technology results in products generally demonstrating performance characteristics that exceed those of competitive testing procedures. Many testing laboratories worldwide subscribe to external quality control systems or programs conducted by independent, third-party organizations. These programs typically involve the laboratory receiving unknown test samples on a routine basis, performing certain diagnostic tests on the samples, and providing results of their testing to the third party. Reports are then provided by the third party that tells the testing laboratory how it compares to other testing laboratories in the program. Several of our products are included in laboratory surveys periodically conducted by unaffiliated entities, and our products routinely demonstrate good performance and/or reproducibility when compared to other manufacturers included in such survey. Examples of such surveys include the April 2009 College of America Pathologists (CAP) survey and the UKNEQAS (UK National External Quality Assessment Service).

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

  Sales and Marketing

        We primarily market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in the U.S. through sales representatives (both employees and independent contractors). Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, and through sales representatives in Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, The Netherlands, Norway, Paraguay, Peru, Portugal, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and Uruguay. We are continually seeking opportunities which will provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets. Either the Company or the respective distributor, given the occurrence of certain events, has the right, by giving written notice to the other party, to terminate the distribution agreement. We have also established private label product agreements with several U.S. and European companies. We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate. For the fiscal year ended June 30, 2009, international sales represented approximately 29.0% of the Company's total sales.

        We have an active marketing and promotion program for our diagnostic testing products. We publish technical and marketing promotional materials, which we distribute to current and potential customers. We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals.

  Manufacturing

        The manufacturing process for our products utilizes a semi-automated production line for the manufacturing, assembly and packaging of our ELISA Microplate products. Our current production capacity is 28,800 tests per day with a single eight-hour shift. Since 1990, we have successfully produced over 12 million tests in our Colorado facility, and we expect that current manufacturing capability will be sufficient to meet expected customer demand for the foreseeable future.

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

  Quality System Regulations Requirements For Our Products

        In April 1999, we received ISO 9001:1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002, received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America. We have been re-certified annually since 2002. In fiscal 2008, we certified to ISO 13485:2003.

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

        Approximately 29.0% of our product revenues are derived from sales outside of the U.S. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have "CE" marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

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

        HA License Agreement.    On June 30, 2001, Corgenix and Chugai executed a license agreement, which we refer to as the HA License Agreement, with Chugai Diagnostic Science, Co., Ltd., a Tokyo based pharmaceutical company that subsequently merged into Fujirebio, Inc., a large Japanese diagnostic company based in Tokyo and a leader in the field of immunoserology. Corgenix was granted co-exclusive worldwide rights to manufacture and market the HA product (except in Japan). The HA License Agreement was initially for a five-year period with certain extension rights. On December 12, 2008, the HA License Agreement was amended and extended until the expiration of all of the patents related to the HA License Agreement. The HA License Agreement establishes certain performance requirements for Corgenix, and provides early cancellation of exclusivity if Corgenix does not meet those performance goals. The HA License Agreement is the only international distribution right currently granted by Chugai to Corgenix, and was formally assumed by Fujirebio. In fiscal 2009, all of the patents related to the HA License Agreement expired, except for one patent in Canada which expires in 2010.

  Other Strategic Relationships

        An integral part of our strategy has been, and will continue to be, entering into strategic alliances as a means of accessing unique technologies or resources or developing specific markets. The primary aspects of our corporate partnering strategy with regards to strategic affiliations include:

  •
  Companies that are interested in co-developing diagnostic tests that use our technology;

  •
  Companies with complementary technologies;

  •
  Companies with complementary products and novel disease markers; and/or

  •
  Companies with access to distribution channels that supplement our existing distribution channels.

        In furtherance of the foregoing strategies, we maintain a revenueproducing strategic relationship with Medical & Biological Laboratories Co., Ltd., ("MBL"). MBL is a medical diagnostic company located in Nagoya, Japan. In March 2002, we signed a distribution agreement with RhiGene, Inc., a Des Plaines, Illinois based company and wholly owned subsidiary of MBL, which granted us exclusive rights to distribute RhiGene's complete diagnostic line of autoimmune testing products in North and South America. The arrangement also provided us with rights to certain other international markets. In July 2002, MBL made a $500,000 strategic investment in the common stock of our Company. As part of the investment agreement, MBL has warrants to purchase additional shares of our common stock for a total potential investment of $1,000,000.

        On March 31, 2005, our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc., a wholly owned subsidiary of MBL ("MBLI"), which grants us non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide, excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime plus two percent (5.25% as of June 30, 2009) with payments having commenced in September, 2005. As of June 30, 2009, a total of 414,833 shares have been returned to us pursuant to the two notes payable. The shares exchanged for the promissory note will be returned to us quarterly on a pro rata basis as payments are made on the promissory note. The remaining 440,141 shares not covered by the promissory note were originally due to be redeemed by us at $0.568 per share on August 1, 2009 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sale of its redeemable shares in the open market for the time period August 1, 2006 through August 30, 2009. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2009 and re-priced from $0.568 per share to $0.40 per share.

        As of July 15, 2008, the Company reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, entered into a Memorandum of Understanding Regarding AspirinWorks Distribution Rights in Japan, and executed a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments add certain products and transfer prices, call for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, call for the payment by Corgenix of royalties on certain proprietary products, which include proprietary technology of MBL, and call for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, the Company and MBL, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, agreed that the warrant term will be extended to August 1, 2010 and that one-half, or 220,070, of the remaining 440,171 redeemable shares were exchanged for a two-year promissory note payable with interest at prime plus two percent (3.25% as of June 30, 2009) with payments having commenced September 1, 2008. The applicable prime rate is adjusted on a monthly basis. Based on our recalculations of the fair value of the extended term warrants, we determined that the newly calculated value of said warrants did not materially increase in value as a result of this modification, and therefore, no adjustment to our financial statements was considered necessary. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of June 30, 2009, a total of 414,833 shares have been returned to us pursuant to the two notes payable. The companies further agreed that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,071 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and Corgenix will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

        We have established OEM agreements with several international diagnostic companies, which in fiscal 2009 represented approximately 10.4% of our total sales. Under some of these agreements, we manufacture selected products in the same configuration as the Company's own products, under the partner's label for worldwide distribution. In other OEM agreements, the Company manufactures diagnostic kits according to the partner's unique specifications under the partner's label.

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

        During fiscal 2009 and 2008, we spent $753,523 and $666,664, respectively, for research and development. This increase primarily involved increases in the costs of clinical studies and travel expenses, partially offset by decreases in labor-related expenses, legal fees, laboratory supplies and product testing expense. Of the fiscal 2009 expenses, approximately 99.3% of the expenditures for research and development expenses were internal expenditures exclusive of outside consultant and legal fees. In fiscal 2010, we expect expenditures for research and development to be approximately the same amount as they were in fiscal 2009. Research and development contract revenue (specific product development programs funded by a strategic partner) amounted to $221,038 and $238,670 for the 2009 and 2008 fiscal years ended June 30, respectively. The contract revenue in both fiscal years was derived from the Lasa Virus program mentioned below.

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

  Vascular Disease Testing Products

        We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. For the past six years, we have been developing products in the area of Oxidized LDL, a technology that assesses arterial thrombosis and atherosclerosis. Our technology, which we have trademarked "AtherOx," has the potential to significantly alter the standard of lipoprotein testing and cardiovascular risk assessment. Product development for three products has been completed, and those products launched into the international markets. We filed the initial application with the FDA in March 2008. In July 2008, the Company submitted a 510(k) Premarket Notification to the FDA for the Company's Anti-AtheroOx™ Test Kit and it was cleared by the FDA in April 2009. See "—Regulation". This new laboratory test utilizes the Company's patented AtherOx technology to IgG antibodies to complexes formed by oxidized low-density lipoprotein (oxLDL) with beta2-glycoprotein 1 (beta2GP1) in individuals with systemic lupus erythematosus (SLE) and lupus-like disorders (antiphospholipid syndrome).

  Fibromyalgia

        We are in the later development and regulatory submission stages for a unique assay for testing patients with fibromyalgia. The assay detects antibodies to polymers, which are present in a high percentage of patients suffering from fibromyalgia, also referred to as "chronic pain syndrome." We expect Autoimmune Technologies, LLC, our strategic partner, will continue clinical studies in fiscal 2010. The time-frame for the filing of a pre-market approval application with the FDA has yet to be determined.

  Aspirin Effectiveness

        We have established a strategic collaboration with Creative Clinical Concepts, Inc. ("CCC") and McMaster University in the development and marketing of an assay to assess the effect of aspirin on platelets which may prove to be very useful in the prevention of cardiac disease. We filed applications with the FDA for this product, trademarked "AspirinWorks" in July 2006 and it was cleared by the FDA in May 2008.

  Lassa Virus Program

        We have established a strategic collaboration with Autoimmune, Biofactura, Inc. ("Biofactura"), the U.S. Army Medical Research Institute of Infectious Diseases ("USAMRIID") and Tulane University ("Tulane") to develop a group of products to detect several old world and new world viruses identified as potential bio-terrorism agents. The work is being done under a grant from the National Institute of Allergy and Infectious Diseases ("NIAID") over a three-year period which began in September 2006. On July 10, 2009, we announced an expansion of the collaborative effort for developing test kits for viral hemorrhagic fever (VHF) detection.

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

        Our primary competitors include Inova Diagnostics, Inc., DIASORIN, Diagnostica Stago, American Bioproducts, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Hemagen Diagnostics, The Binding Site and IVAX Diagnostics (Diamedix). We compete against these companies and others on the basis of product performance, customer service, and price.

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

        Aspirin Effectiveness Technology Patents.    Products in development with our strategic partner CCC are covered by a group of worldwide patents pending owned by McMaster University which has granted Corgenix and CCC exclusive worldwide rights. In July 2008, the first of the U.S, patents was issued by the U.S. Patent and Trademark office. The U.S. patent was approved for this technology in August 2006.

        Patent applications in the U.S. are maintained in secrecy until patents are issued. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In fiscal 2009, the Company did not incur any costs to defend our patents. See "Part II. Item 6. Management's Discussion and Analysis—Forward-Looking Statements and Risk Factors—Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

        We have registered our trademark "REAADS" on the principal federal trademark register and with the trademark registries in many countries of the world and it will expire September 28, 2017. The trademark "Corgenix" was approved in September 2000 and will expire October 30, 2010. Finally, we have registered the trademark AtherOx, and it will expire January 8, 2018.

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

        The majority of our product sales, approximately 84% for the fiscal year ended June 30, 2009 and 82% for the fiscal year ended June 30, 2008, were products that utilized our proprietary technology and marketed under our REAADS trademark.

  Regulation

        The testing, manufacturing and sale of our products are subject to regulation by numerous governmental authorities, and principally the FDA and foreign regulatory agencies. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices, which includes diagnostic products. We are limited in our ability to commence marketing or selling any new diagnostic products in the U.S. until clearance is received from the FDA. In addition, various foreign countries in which our products are or may be sold impose local regulatory requirements. The preparation and filing of documentation for FDA and foreign regulatory review can be a lengthy, expensive and uncertain process.

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

  Reimbursement

        Currently, our largest market segments are hospital laboratories and commercial reference laboratories in the U.S. Payment for testing in these segments is largely based on third-party payer reimbursement. The laboratory that performs the test will submit an invoice to the patient's insurance provider or to the patient if he is not covered by an insurance program. Each diagnostic procedure (and in some instances, specific technologies) is assigned a current procedural terminology ("CPT") code by the American Medical Association. Each CPT code is then assigned a reimbursement level by CMS. Third party insurance payers typically establish a specific fee to be paid for each code submitted. Third party payer reimbursement policies are generally determined with reference to the reimbursement for CPT codes for Medicare patients, which themselves are determined on a national basis by CMS.

  Employees (for Consolidated Entity)

        As of June 30, 2009, we employed 41 employees worldwide (39 employees in 2008). Of the current 41 employees, 37 are full-time, and 4 are part-time. Of these, 3 hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.

  Glossary

        antibody—a protein produced by the body in response to contact with an antigen, and having the specific capacity of neutralizing, hence creating immunity to, the antigen.

        anti-cardiolipin antibody (aCL)—a class of antiphospholipid antibody which reacts with a negativelycharged phospholipid called cardiolipin or a phospholipid-cofactor complex; frequently found in patients with SLE and other autoimmune diseases; also reported to be significantly associated with the presence of both arterial and venous thrombosis, thrombocytopenia, and recurrent fetal loss.

        antigen—an enzyme, toxin, or other substance, usually of high molecular weight, to which the body reacts by producing antibodies.

        anti-phosphatidylserine antibodies (aPS)—a class of antiphospholipid antibody which reacts to phosphatidylserine; similar to aCL; believed to be more specific for thrombosis.

        antiphospholipid antibodies—a family of autoantibodies with specificity against negatively charged phospholipids, which are frequently associated with recurrent venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion in individuals with SLE or other autoimmune disease.

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

        tumor markers—serum proteins or molecules found in high concentrations in patients with selected cancers.

        vascular—of or pertaining to blood vessels.

        von Willebrand's Factor (vWF)—normal blood protein that regulates hemostasis; decreased levels lead to abnormal bleeding and increased levels may produce thrombosis.

Item 1A.    Risk Factors.

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

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since inception, net of imputed dividends on convertible preferred stock, have aggregated $13,245,451, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 42.3% to $1,436,206 as of June 30, 2009, from $1,009,313 as of June 30, 2008. We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations. Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses. Management is forecasting continued revenue growth subsequent to this fiscal year, primarily generated from the continued evolution of the market for AspirinWorks along with the future FDA approval of AtherOx. As demonstrated by the current fiscal year's results, management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations. Given the severe recessionary environment in which we find ourselves, there are significant short-term and potentially intermediate-term risks associated with the operating plan. We may be forced to further modify the plan in order to achieve the goals of sustained profitability and positive cash flow from operations.

        Although the operating plan is intended to eventually achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts. Even with our operating plan, we may continue to incur operating losses for the next several quarters, and it will still take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow. In view of this, we have undertaken a process to review and reduce wherever possible all operating expenses.

        Given the potential for a reduction in our future sales caused by the severe recession, management sought and has been successful in obtaining debt relief and a modification of the previously existing convertible notes from two institutional convertible debt holders in conjunction with and in addition to securing additional debt financing (see Recent Developments above). As of March 17, 2009, we reached agreement with the institutional convertible debt holders to waive previous defaults and to amend the original debt agreements which further enabled us to secure new debt financing from other sources. As a result of the recent debt financing, in addition to a stabilization of sales in the two quarters ended June 30, 2009, and taking into consideration the forecasted results of operations for the fiscal year ended June 30, 2010, management believes that we will have adequate resources to continue operations for longer than 12 months. However, management is also of the belief that in the current economic environment, the margin for error is quite thin, and consequently, the Company is seeking additional long-term debt financing in order to not only provide additional working capital but also to allow the Company to attain the renewed growth evident in its internal forecasts.

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

        The components of our products include chemical, biological and packaging supplies that are generally available from several suppliers, except certain antibodies and other critical components, which we purchase from single suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of such antibodies to help ensure an uninterrupted supply for at least three months. We have also qualified second vendors for most critical raw materials and believe that we can substitute a new supplier with respect to most of these components in a timely manner. If, for some reason, we lose our main supplier for a given material, there can be no assurances that we will be able to substitute a new supplier in a timely manner and failure to do so could impair the manufacturing of certain of our products and thus have a material adverse effect on our business, financial condition and results of operations.

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

        We believe that our success will depend to a significant extent on the efforts and abilities of our management team and other key employees. Loss of any of them would be disruptive to our business. There can be no assurance that we will be successful in attracting and retaining such skilled personnel, who are generally in high demand by other companies. The loss of, inability to attract, or poor performance by key scientific and executive personnel may have a material adverse effect on our business, financial condition and results of operations.

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

         There has, to date, been no consistently active public market for our common stock, and there can be no assurance that a consistently active public market will develop or be sustained.

        Although our common stock has been traded on the OTC Bulletin Board® since February 1998, and even though the trading volume has increased substantially over the past twenty four months, the trading has been inconsistent with less than continuously significant volume.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Description of Properties.

        On February 8, 2006, we entered into a Lease Agreement (the "Lease") with York County, LLC, a California limited liability company ("Landlord") pursuant to which we leased approximately 32,000 rentable square feet (the "Property") of Landlord's approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020. In 2008, the Property was sold to The Krausz Companies, Inc. a California corporation, and is part of Landlord's multi-tenant real property development known as the Broomfield Corporate Center. We use the Property for our headquarters, laboratory research and development facilities and production facilities.

        On the following dates, we executed the following amendments to the Lease:

  •
  December 1, 2006—The First Amendment to the Lease Agreement (the "First Amendment") established July 6, 2006 as the date of the commencement of the Lease

  •
  June 19, 2007—The Second Amendment to the Lease Agreement (the "Second Amendment") redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot, and

  •
  July 19, 2007—The Third Amendment to the Lease Agreement (the "Third Amendment") established the base rent matrix for the period 11/28/2013 to 12/05/2013 which was inadvertently omitted in the Second Amendment.

        The term of the Lease (the "Term") is seven years and five months and commenced on July 6, 2006 with tenant options to extend the Term for up to two five-year periods. We have a one time right of first refusal to lease contiguous premises.

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

        Initially, there was no base lease rate payable on 6,400 square feet of the Property, plus estimated operating expenses of $1.61 per square foot. The base lease rate on 6,400 square feet of the Property increases to $3.00 per square foot commencing on August 28, 2007, and increased to $3.09 on January 28, 2008, with fixed annual increases each January 28 thereafter during the initial Term, plus estimated operating expenses of $1.61 per square foot.

        Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the entire 32,000 square feet of the Property is initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2007, approximately $9.60 per square foot on August 28, 2007, and approximately $10.93 per square foot on January 28, 2008, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $13.18 per square foot during the final year of the initial Term.

        The base lease rate for an extension period is 100% of the then prevailing market rental rate (but in no event less than the rent for the last month of the then current Term) and shall thereafter increase annually by 3% for the remainder of the applicable extension period.

        The facility leased by our subsidiary, Corgenix UK Ltd., which commenced January 1, 2008, consists of "office park" type space with offices and storage space. They currently lease 2,292 square feet under a 10 year lease with an exit clause at the five year point. The rent payments, exclusive of utilities and taxes, will be approximately $3,991 per month for the first year of the lease, $4,323 per month for the second year, $4,656 per month for the third year, $4,989 for the fourth year, and $5,321 for the fifth year, with subsequent years to be determined. The facility is rented on a month-by-month basis, with a 90 day notice required for termination of the lease.

        We have not invested in any real estate or real estate mortgages.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

  Proposal Number 1—Election of Directors

DIRECTOR	VOTES FOR	VOTES WITHHELD	ABSTENTIONS	BROKER NON-VOTES
Dr. Luis Lopez	22,331,815	996,639	995,537	2,659,566
Douglass T. Simpson	22,306,702	991,752	995,537	2,659,566
Robert Tutag	22,327,372	1,001,082	995,537	2,659,566
Dennis Walczewski	22,327,259	1,001,195	995,537	2,659,566
Larry G. Rau	22,332,597	995,857	995,857	2,659,566
C. David Kikumoto	22,332,917	995,537	995,537	2,659,566
Stephen P. Gouze	22,332,917	995,537	995,537	2,659,566

  Proposal Number 2—Ratification of Hein & Associates

VOTES FOR	VOTES WITHHELD	ABSTENTIONS	BROKER NON-VOTES
21,759,919	815,573	755,962	2,663,187

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the OTC Bulletin Board® under the symbol "CONX." On June 30, 2009, the closing price of our common stock on the OTC Bulletin Board® as reported by the OTC Bulletin Board® was $0.095.

        The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board®. The following quotations reflect inter- dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	Stock Price Ranges
Stock Price Dates	High	Low
Fiscal Year 2009
Quarter Ended:
September 30, 2008	$0.31	$0.17
December 31, 2008	$0.15	$0.05
March 31, 2009	$0.11	$0.06
June 30, 2009	$0.11	$0.06
Fiscal Year 2008
Quarter Ended:
September 30, 2007	$0.52	$0.24
December 31, 2007	$0.48	$0.31
March 31, 2008	$0.47	$0.30
June 30, 2008	$0.40	$0.23

        On June 30, 2009, there were 164 holders of record of our Common Stock.

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

  Stock Issuance

        On February 3, 2009, the Company entered into two agreements (the "Restructuring Agreements") to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, "Truk"); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, ("CAMOFI") purchased on May 19, 2005 and December 28, 2005.

        Under the Restructuring Agreements, the Company issued to CAMOFI 200,000 shares of the Company's Series B Convertible Preferred Stock ("Series B"), with a liquidation preference of $50,000, which will be convertible into 800,000 shares of the Company's common stock at the rate of $0.25 per share, and issued to Truk 36,680 shares of the Company's Series B Convertible Preferred Stock, with a liquidation preference of $9,170, which will be convertible into 146,720 shares of the Company's common stock at the rate of $0.25 per share.

 Corgenix Purchase of Equity Securities*

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 2009	27,508	$0.568	—	—
May 2009	—	$0.568	—	—
June 2009	—	$0.568	—	—

Total	27,508	$0.568	—	245,378

*
Repurchased from MBL pursuant to notes payable

Item 6.    Selected Financial Data.

        Not required.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Except for the current fiscal year and the fiscal year ending June 30, 1997, we have experienced revenue growth every year since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

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

        Although we have experienced growth in revenues every year since 1990, except for the current fiscal year and fiscal 1997, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell,

(vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

  Recently Issued Accounting Pronouncements

        In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for the Company beginning January 1, 2009. Early adoption is encouraged by the FASB. The Company does not expect the application of SFAS 161 will have a material impact on its financial position, cash flows or results of operations.

        FAS 157, Fair Value Measurements.    In September, 2008, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the bulletin during fiscal 2008. The adoption did not have a material effect on the Company's consolidated financial statements.

        SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115."    ("SFAS 159"). Effective July 1, 2008, the Company adopted SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurements for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement. In November 2008, the FASB issued SFAS No. 141 (revised 2008), Business Combination (FAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

        In January 2009, FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, "Interim Disclosures about Fair Value of Financial Instruments" (SFAS 107-b and APB 28-a). This proposal amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments ", to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28 "Interim Financial Reporting", to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009. It is not expected that adoption of this guidance will have a significant impact on our financial position, cash flows, or disclosures.

        In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165. SFAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 for the period ending June 30, 2009, which did not have an impact on our financial position or results of operations.

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

        We maintain an allowance for doubtful accounts based on our historical experience and provide for any specific collection issues that are identified. Such allowances have historically been adequate to provide for our doubtful accounts but involve a significant degree of management judgment and estimation. Worse than expected future economic conditions, unknown customer credit problems and other factors may require additional allowances for doubtful accounts to be provided for in future periods.

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

  Results of Operations

  Year Ended June 30, 2009 compared to 2008

        Net sales.    Net sales for the fiscal year ended June 30, 2009 were $8,063,557, a 3.6% decrease from $8,365,569 for fiscal 2008. Total North American sales decreased $491,203, or 7.9%, to $5,725,605 while total sales to international distributors increased $198,853, or 8.8%, to $2,337,952, from

$2,148,760 for the prior fiscal year. With respect to the Company's major revenue categories and product lines, North American direct product-only sales decreased $270,886, or 6.0%, to $4,220,144, whereas international direct product-only sales increased $145,488, or 9.0%, to $1,757,111. Worldwide category results were as follows: Phospholipids kit sales decreased $71,457, or 1.9%, to $3,739,403. Coagulation kit sales increased $3,756, or less than 1%, to $1,760,964. HA kit sales decreased $129,077, or 11.7%, to $970,583, while Autoimmune kit sales increased $79,258, or 63.2%, to $204,629. AspirinWorks sales amounted to $148,551, a 1.4% increase over the $146,444 realized in the prior year, the initial year for the product. Additionally, worldwide OEM revenues increased $55,305, or 7.1%, to $837,214. Revenue from contract manufacturing decreased $144,651, or 26.0%, to $410,714. Revenue from contract research and development decreased $17,632, or 7.4%, to $221,038. Finally, non-product revenue increased $120,665, or 13.1%, to $1,038,561.

        Cost of sales.    Cost of sales, as a percentage of sales, decreased to 44.4% for the fiscal year ended June 30, 2009, from 48.2% in 2008, primarily due to the following occurrences which transpired in the prior fiscal year: (1) an unexpected scrapping of numerous production lots of one of our larger product lines during the first fiscal quarter resulted in approximately a 2.4% increase; (2) contaminated sera received in the fourth quarter from one of our regular vendors which necessitated extensive product re-work, which resulted in approximately a 2.5% increase; (3) the write off of expired kits at the end of the fiscal year resulted in approximately a 1% increase; and (4) an increase in raw materials costs.

        Selling and marketing.    For the fiscal year ended June 30, 2009, selling and marketing expenses decreased $262,409 or 12.3% to $1,870,434 from $2,132,843 in fiscal 2008. Material changes from the prior fiscal year included decreases in advertising expenses, labor-related expenses, Corgenix-UK selling expenses, royalties and trade show expenses, partially offset by increases in the cost of retention kits.

        Research and development.    Research and development expenses increased $86,859 or 13.0% to $753,523 for the fiscal year ended June 30, 2009, from $666,664 in fiscal 2008. This increase primarily involved increases in travel expenses, and clinical studies expense, partially offset by decreases in labor-related expenses, legal fees, laboratory supplies and product testing expenses.

        General and administrative.    For the fiscal year ended June 30, 2009, general and administrative expenses increased $67,681 or 3.2% to $2,207,073 from $2,139,392 in fiscal 2008. This increase was primarily attributable to increases in travel-related expenses, aborted financing costs and patent renewal fees, partially offset by decreases in consulting fees, insurance, labor-related expenses, legal fees and outside services.

        Interest expense.    Interest expense decreased $243,294, or 18.8%, to $1,301,224 for the fiscal year ended June 30, 2009, from $1,544,518 in fiscal 2008, due primarily to the additional discount and acceleration of the discount amortization on the convertible notes due to the contingent conversion feature, which occurred in the prior year's first fiscal nine months, mitigated by the accelerated write off of 92.3% of the unaccreted discount and unamortized deferred financing costs related to the convertible notes due to the March 2009 payoffs which resulted from the Benefactor financing mentioned above.

  EBITDA

        The Company's earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation ("Adjusted EBITDA") increased $320,287 or 383.5% to $403,903 for the fiscal year ended June 30, 2009 compared with $83,616 for the prior fiscal year ended June 30, 2008. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company's ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss as shown on the accompanying Statement of Operations can be made by eliminating depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense, if any, from the net loss and further eliminating any interest income from said net loss as in the following table:

	Fiscal Year Ended June 30,
	2009	2008
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(1,570,600)	$(2,112,106)
Add back:
Depreciation and Amortization	448,018	420,689
Stock-based compensation expense	237,050	265,046
Interest income	(11,789)	(34,531)
Interest expense	1,301,224	1,544,518

Adjusted EBITDA	$403,903	$83,616

  Liquidity and Capital Resources

        Cash used by operating activities was $316,040 for the current fiscal year, compared to $107,432 in the prior fiscal year. The increase in cash used by operations for the current fiscal year resulted primarily from increases in accounts receivable, inventories and a decrease in accrued interest and other liabilities, partially offset by the lower net loss for the current fiscal year, plus decreases in prepaid expenses and other assets along with increases in accounts payable.

        Net cash used by investing activities for the purchase of laboratory and computer equipment amounted to $90,114 for the current fiscal year, compared to $103,021 purchases of laboratory, computer and office equipment for the prior year. This decrease was due primarily to our effort to reduce capital expenditures compared to the prior year.

        Net cash used by financing activities amounted to $313,707 for the current fiscal year, compared to net cash provided by financing activities of $406,818 for the prior year. This large difference versus the comparable prior year was primarily due to the proceeds from the year-earlier common stock private placement, in addition to the March 2009 payoff of the vast majority of the convertible debt.

        In summary, for the current fiscal year, the net cash burn (defined as cash used by operating activities, plus payments on capital lease obligations and notes payable) amounted to $1,642,201, versus a net cash burn of $469,278 for the prior fiscal year.

        Cash on the balance sheet amounted to $785,466 as of June 30, 2009, compared to $1,520,099 as of June 30, 2008.

        Working capital as of June 30, 2009 amounted to $2,013,234, compared to $2,888,509 as of June 30, 2008.

        Total liabilities were $3,656,932 as of June 30, 2009, compared to $3,485,830 as of June 30, 2008.

        Stockholders' equity amounted to $3,275,902 as of June 30, 2009, compared to $4,152,584 as of June 30, 2008.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred stock, have aggregated $13,245,451, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 32.7% to $1,339,409 as of June 30, 2009, from $1,009,313 as of June 30, 2008.

        We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations. Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses. Management is forecasting continued revenue growth subsequent to this fiscal year, primarily generated from the continued evolution of the market for AspirinWorks along with the future FDA approval of AtherOx. As demonstrated by the current fiscal year's financial results, management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations. Given the severe recessionary environment in which we find ourselves, there are significant short-term and potentially intermediate-term risks associated with the operating plan and we might be forced to further modify the plan, in order to achieve the goals of sustained profitability and positive cash flow from operations.

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

        Given the potential for a reduction in our future sales caused by the severe recession, management sought and has been successful in obtaining debt relief and a modification of the existing convertible notes from our two institutional convertible debt holders in conjunction with and addition to securing additional debt financing (see Recent Developments above). As of March 17, 2009, we reached agreement with the institutional convertible debt holders to waive previous defaults and to amend the original debt agreements which further enabled us to secure new debt financing from other sources. As a result of the recent debt financing, in addition to a stabilization of sales in the third and fourth fiscal quarters ended June 30, 2009, and taking into consideration the forecasted results of operations and the resultant cash flow for the fiscal year ended June 30, 2010, management believes that we will have adequate resources to continue operations for longer than 12 months. However, management is also of the belief that in the current economic environment, the margin for error is quite thin, and consequently, the Company is seeking additional long-term debt financing in order to not only provide additional working capital but also to allow the Company to attain the renewed growth evident in its internal forecasts.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

  Contractual Obligations and Commitments

        On February 8, 2006, we entered into a Lease Agreement (the "Lease") with York County, LLC, a California limited liability company ("Landlord"), pursuant to which we leased approximately 32,000 rentable square feet of Landlord's approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020 (the "Property"). The Property is part of Landlord's multi-tenant real property development known as the Broomfield Corporate Center. We use the Property for our headquarters, laboratory research and development facilities and production facilities.

        On the following dates, we executed the following amendments to the Lease:

  •
  December 1, 2006—The First Amendment to the Lease Agreement (the "First Amendment") established July 6, 2006 as the date of the commencement of the Lease

  •
  June 19, 2008—The Second Amendment to the Lease Agreement (the "Second Amendment") redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot; and

  •
  July 19, 2008—The Third Amendment to the Lease Agreement (the "Third Amendment") established the base rent matrix for the period 11/28/2013 to 12/05/2013, which was inadvertently omitted in the Second Amendment.

        The term of the Lease (the "Term") is seven years and five months and commenced on July 6, 2006, with tenant options to extend the Term for up to two five-year periods. We have a one time right of first refusal to lease contiguous premises.

        Initially, there was no base lease rate payable on 25,600 square feet of the Property. However, there were estimated operating expenses of $1.61 per square foot.

        The base lease rate payable on 25,600 square feet of the Property increased to $4.00 per square foot on January 28, 2008, plus amortization of tenant improvements of $5.24 per square foot, plus estimated operating expenses of $1.61 per square foot. The base lease rate on 25,600 square feet of the Property increased to $5.64 per square foot on January 28, 2009, with fixed annual increases each January 28 thereafter during the initial Term, plus the amortization of tenant improvements of $5.26 per square foot, and estimated operating expenses of $2.77 per square foot.

        Initially, there was no base lease rate payable on 6,400 square feet of the Property. However, there were estimated operating expenses of $1.61 per square foot. The base lease rate on 6,400 square feet of the Property increased to $3.00 per square foot commencing on August 28, 2008, and increased to $3.09 on January 28, 2009, with fixed annual increases each January 28 thereafter during the initial Term, plus estimated operating expenses of $2.77 per square foot.

        Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the entire 32,000 square feet of the Property was initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2008, approximately $9.60 per square foot on August 28 2008, and approximately $12.11 per square foot on January 28, 2009, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $14.358 per square foot during the final year of the initial Term.

        The base lease rate for an extension period is 100% of the then prevailing market rental rate (but in no event less than the rent for the last month of the then current Term) and thereafter increases annually by 3% for the remainder of the applicable extension period.

        The facility leased by our subsidiary, Corgenix UK Ltd., which commenced January 1, 2009, consists of "office park" type space with offices and storage space. Corgenix UK Ltd. currently leases 2,292 square feet under a 10 year lease with an exit right that may be exercised by Corgenix UK Ltd.

on the fifth anniversary of the lease. The rent payments, exclusive of utilities and taxes, will be approximately $3,991 per month for the first year of the lease, $4,323 per month for the second year, $4,656 per month for the third year, $4,989 for the fourth year, and $5,321 for the fifth year, with subsequent years to be determined. The facility is rented on a month-by-month basis, with a 90 day notice require for termination of the lease.

        We have not invested in any real estate or real estate mortgages.

Item 8.    Financial Statements and Supplementary Data.

        The financial statements listed in the accompanying index to the consolidated financial statements are filed as part of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14c and 15d-15(f) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Exchange Act and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

        There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting subsequent to the Evaluation Date, nor were there any material weaknesses in our internal controls.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in InternalControl—Integrated Framework, issued by the Committee of Sponsoring

Organiztions of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2009.

        This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2009:

Name	Age	Position	Director/Officer Since
Luis R. Lopez	61	Chief Medical Officer and Chairman of the Board	1998
Douglass T. Simpson	61	President and Chief Executive Officer, Director	1998
Ann L. Steinbarger	56	Senior Vice President Operations	1998
Taryn G. Reynolds	50	Vice President, Facilities and IT	1998
William H. Critchfield	63	Senior Vice President Finance and Administration and Chief Financial Officer	2000
Robert Tutag	67	Director	2005
Dennis Walcewski	61	Director	2006
Stephen P. Gouze	57	Director	2008
Larry G. Rau	63	Director	2006
C. David Kikumoto	59	Director	2006

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

        Taryn G. Reynolds has been a Vice President of Corgenix since May 1998. Mr. Reynolds joined Corgenix's operating subsidiary in 1992, serving first as Director of Administration, then as Managing Director, U.S. Operations. He has served as Vice President, Operations and in 1999, became Vice President, Facilities and Information Technology. Prior to joining Corgenix, Mr. Reynolds held executive positions at Brinker International, MJAR Corporation and M&S Incorporated, all Coloradobased property, operational and financial management firms.

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

        Stephen P. Gouze was appointed to the Company's Board of Directors on February 26, 2008 to fill the vacancy created by the resignation from the Board of Charles H. Scoggin, M.D. From 1998 through 2008, Mr. Gouze was President of DiaSorin, Inc., the U.S. subsidiary of a $250 million international diagnostic company, DiaSorin, S.p.A., a company focusing on hepatitis, endocrinology and instrumentation. From 1997 to 1998, Mr. Gouze was Vice President, Sales and Marketing of IncSTAR Corporation, the predecessor company of DiaSorin. From 1994 to 1997, Mr. Gouze was Vice President, Sales and Marketing for PathCor, Inc. (Medical Arts Laboratory), an Oklahoma City clinical testing laboratory. From 1989 to 1994, Mr. Gouze was the Director of Marketing of Sanofi Diagnostics Pasteur, a major international diagnostic company focusing on blood viruses, autoimmunity and allergies, and from 1987 to 1989, he was the Marketing Manager of Kallestad Diagnostics, Inc. (now part of BioRad Laboratories, Inc.), a predecessor division of Sanofi Diagnostics Pasteur. Mr. Gouze received a Bachelor of Science Degree in Medical Technology from the University of Wisconsin.

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

        C. David Kikumoto was appointed to the Company's Board of Directors on March 30, 2006. Mr. Kikumoto is the founder and is currently the Chief Executive Officer of Denver Management Advisors, a firm that has assembled leading team of health care cost containment specialists in the Rocky Mountain West, providing cost containment services to large employers, insurers, and healthcare providers. From 1999-2000, Mr. Kikumoto was the President and Vice Chairman at Anthem Blue Cross and Blue Shield, Colorado and Nevada. He led the merger of Blue Cross and Blue Shield to Anthem resulting in the creation of one of the largest private foundations in the State of Colorado. Mr. Kikumoto also provided strategic advice and counsel to the new leadership team and served as a liaison to customers, community leaders and regulators. From 1987-1999 Mr. Kikumoto served in several roles at Blue Cross and Blue Shield of Colorado, Nevada and New Mexico. From 1993-1999

Mr. Kikumoto was the President and Chief Executive Officer. He directed, developed and created one the first regional Blue Cross and Blue Shield Plans with total membership of 750,000 and annual premium income of $800 million. From 1991-1993 he was the Senior Vice President, Chief Marketing Officer. Mr. Kikumoto was responsible for the marketing and sales of health, life, dental and workers' compensation products in a threestate region while concurrently serving as the CEO of several subsidiary companies. During 1987-1991 Mr. Kikumoto was the Vice President, Alternative Delivery Systems. In that position, he managed health care costs in a three-state region through the development of alternatives to traditional health care models.

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

 COMPLIANCE WITH SECTION 16 (a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Exchange Act requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission within specified time periods. Such officers, directors and stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2009.

Item 11.    Executive Compensation.

        The following table shows how much compensation was paid by Corgenix for the last three fiscal years to our Principal Executive Officer, and the other two most highly compensated Executive Officers, for services rendered during such fiscal years (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Nonequity Incentive Plan Comp ($)	All other Comp. ($)(1)	Total ($)
Douglass T. Simpson	2009	$209,094	$—	$12,380	$—	—	$21,338	$242,812
President, Chief Executive	2008	$200,450	$—	$—	$—	—	$13,334	$213,784
Officer	2007	$210,000	$19,570	$—	$95,858	—	$14,697	$340,246
Dr. Luis R. Lopez	2009	$188,285	$—	$7,400	$—	—	$23,361	$219,046
Chairman and Chief Medical	2008	$180,500	$—	$—	$—	—	$17,383	$197,883
Officer	2007	$184,234	$11,742	$—	$47,762	—	$19,223	$262,961
William H. Critchfield	2009	$180,106	$—	$9,900	$—	—	$20,038	$210,044
Senior Vice President Finance	2008	$171,000	$—	$—	$—	—	$13,334	$184,334
and Administration and Chief	2007	$179,250	$15,656	$—	$67,134	—	$14,697	$276,737
Financial Officer

(1)
We paid each executive officer an automobile allowance of $500 per month in 2009, 2008 and 2007, in addition to paying approximately 94% of each officer's group health insurance premium and the income tax effect of the stock awards.

(2)
Using the Black Scholes valuation of $0.334 per option in fiscal 2007.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Weighted Average Option Exercise Price ($/Share)	Option Expiration Dates	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
Douglass T. Simpson	455,405	95,667	—	$0.354	10/2/09 - 8/1/13	—	—	—	—
Dr. Luis R. Lopez	237,233	47,667	—	$0.360	10/2/09 - 8/1/13	—	—	—	—
William H. Critchfield	293,119	67,000	—	$0.356	10/2/09 - 8/1/13	—	—	—	—

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Luis R. Lopez M.D.	—	—	—	—	—	—	—
Douglass T. Simpson	—	—	—	—	—	—	—
Robert Tutag	$3,750	—	—	—	—	—	$3,750
Dennis Walczewski	—	—	—	—	—	—	—
Larry G. Rau	$4,250	—	—	—	—	—	$4,250
C. David Kikumoto	$4,750	—	—	—	—	—	$4,750
Stephen P. Gouze	$3,750	—	—	—	—	—	$3,750

        Our current policy is to pay each independent director $500 per board meeting and $250 per board committee (audit, compensation and nominating) either attended in person or via telephone. In addition, annually each independent director is granted options to purchase shares of our common stock at the fair market value at the date of grant and vesting 100% upon grant.

Long-Term Incentive Compensation

        Effective January 1, 1999, we adopted a Stock Compensation Plan to provide executive officers an opportunity to purchase shares of our common stock as a bonus or in lieu of cash compensation for services rendered. For the fiscal year ended June 30, 2009, 206,000 shares of our common stock were issued to the corporate officers under the Stock Compensation Plan. No issuance of stock was made under the Stock Compensation Plan to any Named Executive Officer during the fiscal years ended June 30, 2008 and June 30, 2007.

Short-Term Incentive Compensation

        Effective September 8, 2008, we adopted a One Year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn shares of our common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted EBITDA amounts. The shares of common stock to be issued under this plan will be based upon the closing stock price of the company's common stock as of June 30, 2009, which was $0.095. Based upon the reported EBITDA figures for the current fiscal year (see Managements' Discussion and Analysis), 737,099 shares of our common stock were earned by the corporate officers and will be issued to the corporate officers at the end of September 2009. Under this plan, the shares to be received will immediately vest upon issuance. No similar issuance of stock was previously made under such a short-term plan at any time in the Company's history through the fiscal year ended June 30, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2009 and outstanding options held by the Named Executive Officers as of June 30, 2009:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Options at FY-End # Exercisable and Unexercisable	Value of In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Douglass T. Simpson	0	0	455,405 and 95,667	$0/0
Dr. Luis R. Lopez	0	0	237,233 and 47,667	$0/0
William H. Critchfield	0	0	293,119 and 67,000	$0/0

(1)
Based on the closing price of the Company's common stock at June 30, 2009 of $0.095 per share.

Employment Agreements

        Since 2001, we have entered into employment agreements with each of the Company's five executive officers. As of July 1, 2009 the annual salaries for the five Executive Officers are as noted opposite each of their names:

Officer		Current Annual Salary
•	Douglass T. Simpson—	$209,470 as of July 1, 2009
•	Dr. Luis R. Lopez—	$188,623 as of July 1, 2009
•	William H. Critchfield—	$180,502 as of July 1, 2009
•	Ann L. Steinbarger—	$161,550 as of July 1, 2009
•	Taryn G. Reynolds—	$123,690 as of July 1, 2009

        Each of the above employment agreements is for continuously renewable terms of three years, provides for severance payments equal to eighteen month's salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), and an automobile expense reimbursement of $500 per month.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of June 30, 2009, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors, (iii) each executive officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 11575 Main Street, Suite 400, Broomfield, CO 80020. Beneficial ownership, for purposes of this table, includes debt convertible into common stock and options and warrants to purchase common stock that are either currently exercisable or convertible or will be exercisable or convertible within 60 days of June 30, 2009. No director or executive officer beneficially owned more than 5% of the common stock.

        The percentage ownership data is based on 30,294,505 shares of our common stock outstanding as of June 30, 2009, plus warrants and stock options outstanding in addition to common shares underlying convertible debt and redeemable convertible preferred stock. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants or underlying convertible debt that are currently exercisable or convertible, or will become exercisable or convertible, within 60 days of

June 30, 2009 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option or warrant, or convertible promissory note, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Number	Percent of Class
Mid South Investor Fund	5,950,000	17.92%
Barron Partners LP(2)	1,560,916	4.90%
c/o Barron Capital Advisors, LLC
730 Fifth Avenue, 9th Floor
New York, NY 10019
Warrant Strategies Fund LLC(3)	1,591,091	4.99%
350 Madison Avenue, 11th Floor
New York, NY 10017
Shelter Opportunity Fund (formerly Truk Opportunity Fund)(3)	1,591,091	4.99%
c/o RAM Capital Resources, LLC
One East 52nd Street, Sixth Floor
New York, NY 10022
Ascendiant Capital Group LLC, Ascendiant Securities LLC(4)	1,591,091	4.99%
18881 Von Karman Avenue, 16th Floor
Irvine, CA 92612
Medical & Biological Laboratories Co., Ltd.	1,345,731	4.32%
Taryn G. Reynolds(1)	1,038,935	3.51%
Dr. Luis R. Lopez(1)	960,068	3.40%
Douglass T. Simpson(1)	579,114	2.40%
William H. Critchfield(1)	336,119	1.48%
Robert Tutag(1)	250,000	0.82%
Ann L. Steinbarger(1)	207,502	0.96%
Larry G. Rau(1)	122,000	0.40%
Stephen P. Gouze(1)	40,000	0.13%
David Kikumoto(1)	155,000	0.51%
Dennis Walczewski(1)	80,000	0.26%
All current directors and current executive officers as a group (10 persons)	3,768,738	13.87%

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

(3)
Contractual restrictions in its warrants and/or convertible note and purchase agreement with Corgenix prohibit each of Warrant Strategies Fund and Shelter Opportunity Fund (formerly Truk Opportunity Fund) from exercising any warrants or converting any debt if such conversion or exercise would cause either entity to exceed 4.99% beneficial ownership of Corgenix. Warrant Strategies Fund holds warrants to acquire up to 6,485,455 shares of common stock. Shelter Opportunity Fund (formerly Truk Opportunity Fund) holds convertible debt, redeemable convertible preferred stock, and warrants to acquire up to 3.,414,454 shares of common stock, without taking into account interest on the debt, which may also be converted into shares of common stock. Michael E. Fein and Stephen E. Saltzstein, as principals of Atoll Asset Management, LLC, the Managing Member of Shelter Opportunity Fund, LLC, exercise investment and voting control over the securities owned by Shelter Opportunity Fund, LLC. Both Mr. Fein and Mr. Saltzstein disclaim beneficial ownership of the securities owned by Shelter Opportunity Fund, LLC.

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

Equity Compensation

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,507,600	$0.36	2,811,667
Equity compensation plans not approved by security holders	—	—	—

Total	2,507,600	$0.36	2,811,667

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transaction and Director Independence

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

Director Independence

        Because the Company's common stock is traded on the Over the Counter Bulletin Board, the Company is not subject to the independence requirements of any securities exchange or the Nasdaq regarding our directors, the membership of our board of directors or our committees. However, the Board has determined that Messrs. Tutag, Kikumoto, Gouze and Rau are each "independent" as that term is defined by the American Stock Exchange. Under the American Stock Exchange definition, an independent director is a person who (1) is not an executive officer or employee of the Company; (2) is not currently and has not been over the past three years employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (3) has not (or whose immediate family members have not) been paid more than $120,000 during any period of twelve consecutive months within the past three fiscal years [excluding compensation for board or board committee service, compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or benefits under a tax-qualified retirement plan or non-discretionary compensation]; (4) is not an immediate family member of an individual who is, or at any time during the past three fiscal years was, employed by the Company as an executive officer; (5) is not (or whose immediate family member is not) a partner in, controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company's securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years; (6) is not (or whose immediate family member is not) employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the compensation committee of such other entity; or (7) is not (or whose immediate family member is not) a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Item 14.    Principal Accountant Fees and Services.

        Our principal outside accountant who serves as our auditor and our principal outside accountant for preparation of our Federal and State income tax returns is Hein & Associates LLP. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants are as follows:

	Audit Fees (Includes Form QSB Reviews & Consents)	AuditRelated Fees	Tax Fees	All Other Fees
2009	$108,588	$—	$12,645	$—
2008	$163,011	$—	$9,405	$—

        Our Audit Committee (the "Committee"), consisting of Messrs. Kikumoto (Chairman), Tutag and Gouze, is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for us by its registered public accounting firm, provided, however, that de-minimus non-audit services may instead be approved in accordance with applicable SEC rules.

Item 15.    Exhibits and Reports to Form 10-K

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
3.4	Bylaws, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998 and incorporated herein by reference.
3.5	Amended and Restated Articles of Incorporation, dated June 9, 2009.
10.2
Office Lease dated May 5, 2001 between Crossroads West LLC/Decook Metrotech LLC and Corgenix, Inc., filed as exhibit 10.9 to the Company's Form 10-K filed September 28, 2001 and incorporated herein by reference.
10.4	Employment Agreement dated July 1, 2005 between Luis R. Lopez and the Company, filed as exhibit 10.7 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.
10.5	Employment Agreement dated July 1, 2005 between Douglass T. Simpson and the Company, filed as exhibit 10.8 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.
10.6	Employment Agreement dated July 1, 2005 between Ann L. Steinbarger and the Company, filed as exhibit 10.10 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.
10.7	Employment Agreement dated July 1, 2005 between Taryn G. Reynolds and the Company, filed as exhibit 10.11 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.
10.8
Employment Agreement dated July 1, 2005 between William H. Critchfield and the Company, filed as exhibit 10.9 to the Company's filing on Form 10-K filed September 22, 2005 and incorporated herein by reference.
10.9
Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.
10.10	Warrant Agreement dated June 1, 2000 between the Company and Taryn G. Reynolds, filed as exhibit 10.27 to the Company's Form 10-K filed October 2, 2000 and incorporated herein by reference.
10.11
Consulting Agreement dated September 29, 2002 between Eiji Matsuura, PhD and the Company, filed as exhibit 10.32 to the Company's Form 10-QSB filed November 14, 2002 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.12	License Agreement dated September 29, 2002 between Eiji Matsuura, PhD and the Company, filed as exhibit 10.33 to the Company's Form 10-QSB filed November 14, 2002 and incorporated herein by reference.
10.13	Amended and Restated 1999 Incentive Stock Plan filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.
10.14	Amended and Restated Employee Stock Purchase Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.
10.15	Warrant Agreement dated October 11, 2001 between Phillips V. Bradford and the Company, filed as exhibit 21.4 to Company's Form 10-QSB filed February 12, 2002 and incorporated herein by reference.
10.16	Warrant Agreement dated October 11, 2001 between Charles F. Ferris and the Company, filed as exhibit 21.5 to the Company's Form 10-QSB filed February 12, 2002 and incorporated herein by reference.
10.18	Form of Securities Purchase Agreement dated May 19, 2005, filed as exhibit 2.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.19	Form of Secured Convertible Term Note dated May 19, 2005, filed as exhibit 10.32 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.20	Form of Registration Rights Agreement dated May 19, 2005, filed as exhibit 10.33 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.21	Form of Restricted Account Agreement dated May 19, 2005, filed as exhibit 10.34 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.22	Form of Restricted Account Side Letter dated May 19, 2005, filed as exhibit 10.35 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.23	Form of Stock Pledge Agreement dated May 19, 2005, filed as exhibit 10.36 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.24	Form of Lockup Letter dated May 19, 2005, filed as exhibit 10.37 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.25	Form of Subsidiary Guaranty dated May 19, 2005, filed as exhibit 10.38 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.26
Form of Letter Agreement dated June 7, 2005 between the Company and certain officers, directors and affiliated persons, filed as exhibit 10.39 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.27	Lease Agreement dated February 8, 2006 between Corgenix Medical Corporation and York County, LLC, a California limited liability company (as landlord), filed with the Company's Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.
10.28	First Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated December 11, 2006 and incorporated herein by reference.
10.29	Second Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated June 19, 2008 and incorporated herein by reference.
10.30	Third Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated July 19, 2008 and incorporated herein by reference.
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
10.39
Common Stock Purchase Warrant #120 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.9 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.
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
10.44
Product Development, Manufacturing and Distribution Agreement dated May 13, 2004 between Creative Clinical Concepts, Inc. and the Company, filed as exhibit 10.26 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.
10.45	Supply Agreement dated September 12, 2003 between DiaDexus, Inc. and the Company, filed as exhibit 10.31 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.
10.46
Distribution Agreement and OEM Supply Agreement dated March 31, 2005 between MBL International, Inc. and the Company, filed as exhibit 10.33 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.
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
10.53	Placement Agent Agreement dated June 17, 2008, filed as Exhibit 4.4 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.
10.54	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.
10.55	Form of Subscription Agreement, filed as Exhibit 4.2 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.
10.56	Form of Registration Rights Agreement, filed as Exhibit 4.3 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.57		Consulting Agreement dated March 1, 2006 between Corgenix Medical Corporation and Gordon E. Ens, filed as Exhibit 10.1 to the Company's Form 10-QSB filed May 15, 2008 and incorporated herein by reference.
10.58
License Agreement dated March 1, 2008 between Corgenix Medical Corporation and Creative Clinical Concepts, filed as Exhibit 10.2 to the Company's Form 10-QSB filed May 15, 2008 and incorporated herein by reference.(1)
10.59		Letter Agreement dated August 13, 2008 between Corgenix Medical Corporation and Barron Partners, LP. and incorporated herein by reference.
10.60		Lease Agreement dated January 1, 2009 between Andrew Dean T/A Andrew Dean Investments and Corgenix UK, Ltd., filed as exhibit 21.6 to the Company's Form 10-QSB filed February 12, 2002.
21.1		Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998 and incorporated herein by reference.
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

*
Filed herewith

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements
June 30, 2009 and 2008
(With Independent Registered Public Accounting Firm's Report Thereon)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Corgenix Medical Corporation:

        We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Corgenix Medical Corporation and subsidiaries' internal control over financial reporting as of June 30, 2009 included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Denver, Colorado
September 24, 2009

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2009 and 2008	2009	2008
Assets
Current assets:
Cash and cash equivalents	$785,466	$1,520,099
Accounts receivable, less allowance for doubtful accounts of $103,689	1,339,409	1,009,313
Inventories	2,596,048	2,430,205
Prepaid expenses	205,320	138,585

Total current assets	4,926,243	5,098,202

Property and Equipment:
Capitalized software costs	255,617	255,617
Machinery and laboratory equipment	1,024,848	980,680
Furniture, fixtures and office equipment	1,816,462	1,744,638

	3,096,927	2,980,935
Accumulated depreciation and amortization	(1,609,361)	(1,195,128)

Net Property and equipment	1,487,566	1,785,807

Intangible assets:
License	369,671	388,011

Other assets:
Deferred financing costs, net of amortization of $1,929,008 and $1,181,136	24,595	435,492
Due from officer	12,000	12,000
Other	85,706	168,902

Total assets	$6,905,781	$7,888,414

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of notes payable, net of discount	$100,439	$521,495
Current portion of capital lease obligations	203,506	244,035
Due to factor (note 3)	1,112,299	—
Accounts payable	858,887	840,474
Accrued payroll and related liabilities	369,824	293,065
Accrued interest	5,527	15,246
Deferred revenue	—	735
Accrued liabilities	262,527	294,643

Total current liabilities	2,913,009	2,209,693
Notes payable, net of discount, less current portion	10,600	213,121
Capital lease obligation, less current portion	60,008	226,917
Deferred Facility Lease Payable, less current portion	673,315	836,099

Total liabilities	3,656,932	3,485,830

Commitments and contingencies (note 5)
Redeemable common stock, $0.001par value. 412,633 and 500,006 shares issued and outstanding, aggregate redemption value of $264,375 and $284,003	89,973	250,000
Redeemable preferred stock, $0.001 par value. 236,680 shares issued and outstanding Aggregate redemption value of $59,170, net of unaccreted discount of $30,809 (note 3)	45,863	—
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 30,294,505 and 30,021,935 shares in 2009 and 2008, respectively	29,881	29,521
Additional paid-in capital	18,595,066	18,049,673
Accumulated deficit	(15,525,451)	(13,920,235)
Accumulated other comprehensive income (loss)	13,517	(6,375)

Total stockholders' equity	3,113,013	4,152,584

Total liabilities and stockholders' equity	$6,905,781	$7,888,414

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended June 30, 2009 and 2008

	2009	2008
Net sales	$8,063,557	$8,365,569
Cost of sales	3,582,017	4,028,949

Gross profit	4,481,540	4,336,620
Operating expenses:
Selling and marketing	1,870,434	2,132,843
Research and development	753,523	666,664
General and administrative	2,207,073	2,139,392

Total expenses	4,831,030	4,938,899
Operating loss	(349,490)	(602,279)
Other income (expense)
Other income, net	91,951	34,531
Interest expense	(1,301,224)	(1,544,518)

Net Loss before income taxes	(1,558,763)	(2,112,266)
Income taxes	(11,837)	160

Net loss	(1,570,600)	(2,112,106)
Accreted dividends on redeemable preferred and redeemable common stock	34,616	—

Net loss attributable to common stockholders	$(1,605,216)	$(2,112,106)

Net loss per share, basic and diluted	$(0.05)	$(0.09)
Weighted average shares outstanding, basic and diluted (note 2)	30,237,813	24,994,354

Net loss	$(1,570,600)	$(2,112,106)
Other comprehensive income (loss)—foreign currency translation	19,892	(21,287)

Total comprehensive loss	$(1,550,708)	$(2,133,393)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2009 and 2008

	Preferred Stock, Number of Shares	Preferred Stock $0.001 par	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at July 1, 2007	1,327,800	$1,327,800	14,483,342	$13,814	$13,444,483	$(11,808,129)	$14,912	$2,992,880
Issuance of common stock for Cash	—	—	3,956,000	3,956	985,044	—	—	989,000
Issuance cost for common stock Offering	—	—	—	—	(220,336)	—	—	(220,336)
Conversion of preferred stock into common stock	(1,327,800)	(1,327,800)	4,160,689	4,161	1,323,639	—	—	—
Issuance of common stock for services	—	—	36,218	36	25,320	—	—	25,356
Issuance of common stock in exchange for debt and interest	—	—	6,822 846	6,822	1,698,890	—	—	1,705,712
Compensation expense recorded as a result of stock options issued	—	—	—	—	239,690	—	—	239,690
Cancellation of redeemable stock upon note pay down	—	—	(169,011)	—	—	—	—	—
Addition of discount on convertible notes due to contingent conversion feature	—	—	—	—	536,875	—	—	536,875
Issuance of warrants for license	—	—	—	—	16,800	—	—	16,800
Exercise of warrants	—	—	731,851	732	(732)	—	—	—
Foreign currency translation	—	—	—	—	—	—	(21,287)	(21,287)
Net loss	—	—	—	—	—	(2,112,106)	—	(2,112,106)

Balances at June 30, 2008	—	$—	30,021,935	29,521	18,049,673	(13,920,235)	(6,375)	4,152,584
Issuance of common stock for services	—	—	289,819	290	58,226	—	—	58,516
Warrant extensions as a result of note modification	—	—	—	—	279,527	—	—	279,527
Warrant extension as a result of MBL Agreement amendment	—	—	—	—	65,907	—	—	65,907
Compensation expense recorded as a result of stock options issued	—	—	—	—	108,510	—	—	108,510
Issuance of common stock for license	—	—	70,124	70	20,266	—	—	20,336
Issuance of warrants for license	—	—	—	—	12,957	—	—	12,957
Cancellation of redeemable stock upon note pay down	—	—	(87,373)	—	—	—	—	—
Accreted dividend on redeemable Common and redeemable preferred stock	—	—	—	—	—	(34,616)	—	(34,616)
Foreign currency translation	—	—	—	—	—	—	19,892	19,892
Net loss	—	—	—	—	—	(1,570,600)	—	(1,570,600)

Balances at June 30, 2009	—	$—	30,294,505	$29,881	$18,595,066	$(15,525,451)	$13,517	$3,113,013

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2009 and 2008	2009	2008
Cash flows from operating activities:
Net loss	$(1,570,600)	$(2,112,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	448,018	420,689
Accretion of discount on notes payable	325,379	929,593
Amortization of deferred financing costs	747,872	307,407
Common stock issued for services	58,516	25,356
Accrued stock based compensation	70,024	—
Common stock issued for interest	—	175,019
Compensation expense recorded for stock options issued	108,510	239,690
Changes in operating assets and liabilities:
Accounts receivable, net	(384,290)	214,957
Inventories	(179,391)	127,889
Prepaid expenses and other assets	21,431	112,024
Accounts payable	147,766	(22,369)
Accrued payroll and related liabilities	10,022	6,597
Accrued interest and other liabilities	(203,824)	(532,178)

Net cash used in operating activities	(400,567)	(107,432)

Cash flows used in investing activities:
Additions to equipment	(90,114)	(103,021)

Net cash used in investing activities	(90,114)	(103,021)
Cash flows from financing activities:
Increase in amount due to factor	1,112,299	—
Proceeds from issuance of common stock, net of financing costs	—	768,664
Payment for deferred financing costs	(15,318)	—
Payments on notes payable	(1,073,956)	(141,896)
Payments on capital lease obligations	(252,205)	(219,950)

Net cash provided (used in) by financing activities	(229,180)	406,818

Net increase (decrease) in cash and cash equivalents	(719,861)	196,365
Impact of exchange rate changes on cash	(14,772)	(338)
Cash and cash equivalents at beginning of year	1,520,099	1,324,072

Cash and cash equivalents at end of year	$785,466	$1,520,099

Supplemental cash flow disclosures:
Cash paid for interest	$219,118	$149,103

Noncash investing and financing activities
Equipment acquired under capital leases	$43,968	25,000

Issuance of stock for debt	$—	$1,530,693

Issuance of warrant for license	$12,957	16,800

Issuance of stock for license	$20,336	—

Addition of discount on convertible notes due to contingent conversion feature	$—	536,875

Conversion of preferred stock into common stock	$—	$1,327,800

Conversion of redeemable common stock to note payable	$125,000	$—

Issuance of redeemable convertible preferred stock as additional consideration for note Modification	$42,129	$—

Warrant extensions as a result of note modification	$279,527	$—

Accreted dividends on redeemable common and redeemable preferred stock	$34,616	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

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

(e)   Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to customers.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

(f)    Inventories

        Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the two years ended June 30, 2009. Components of inventories as of June 30 are as follows:

	2009	2008
Raw materials	$589,025	$588,288
Work-in-process	700,658	911,590
Finished goods	1,306,365	930,327

	$2,596,048	$2,430,205

(g)   Equipment and Software

        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Equipment acquired under capital leases amounted to $43,968 and $25,000 in fiscal 2009 and 2008, respectively. Depreciation and amortization expense, which totaled $448,018 and $420,689 for the years ended June 30, 2009 and 2008, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to the Company's web site development, which is being amortized over three years, beginning in October 2002 and its accounting software, which is being amortized over five years, beginning in March 2008.

(h)   Intangible Assets

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

        On March 1, 2008, we executed an exclusive license agreement (the "License Agreement") with Creative Clinical Concepts, Inc. ("CCC"). The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, "Aspirin Effectiveness Technology," or the "Licensed Products"). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term "AspirinWorks"® and related designs.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

        The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants. with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of June 30, 2009, the Company had accrued a total of $11,779 payable to CCC as a result of the anniversary calculations.

        The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement's caps on payments from us to CCC do not apply to royalty payments.

(i)    Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $95,859 and $133,178 in fiscal 2009 and 2008, respectively.

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

        Deferred tax assets are reduced by a valuation allowance for the portion of such assets for which it is more likely than not that the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carry forwards.

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

June 30, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

revenue and taken into revenue upon eventual shipment of the products. The Company also has arrangements in which it manufactures products for other companies. Revenue under these arrangements is recognized when the manufacturing process is complete and risk of ownership has passed.

(l)    Research and Development

        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense for the years ended June 30, 2009 and 2008 totaled $753,523 and $666,664, respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2009 and 2008 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues were $221,038 and $255,167 for the years ended June 30, 2009 and 2008, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

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

(n)   Stock-Based Compensation

        The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

        For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), the Company uses the Black-Scholes option-pricing model (Black Scholes Model). The Black Scholes Model requires the input of highly subjective assumptions. Because the Company's employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of the Company's employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company's fair value determination.

        The application of the SFAS 123(R) accounting principles may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and the Company employs different assumptions in the application of SFAS 123(R) in future periods, or if the Company decides to use a different valuation model, the compensation expense that the Company records in the future under SFAS 123(R) may differ significantly from what it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

(o)   Earnings Per Share

        Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock totaling 37,643,108 and 39,039,941 shares for fiscal years 2009 and 2008, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	2009	2008
Net loss attributable to common stockholders	$(1,574,336)	$(2,112,106)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	30,021,935	14,483,342
Weighted average common equivalent shares issued during year	215,878	10,511,012

Weighted average common shares—basic and diluted	30,237,813	24,994,354

Net loss per share—basic and diluted	$(0.05)	$(0.09)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

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

(q)   Liquidity

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred stock, have aggregated $13,245,451 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt and the sales of common, redeemable common, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. Accounts receivable increased 42.3% to $1,436,206 as of June 30, 2009, from $1,009,313 as of June 30, 2008.

        We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations. Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses. Management is forecasting continued revenue growth subsequent to this fiscal year, primarily generated from the continued evolution of the market for AspirinWorks along with the future FDA approval of AtherOx. As demonstrated by the current fiscal year's financial results, management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations. Given the severe recessionary environment in which we find ourselves, there are significant short-term and potentially intermediate-term risks associated with the operating plan and we might be forced to further modify the plan, in order to achieve the goals of sustained profitability and positive cash flow from operations.

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

        Given the potential for a reduction in our future sales caused by the severe recession, management sought and has been successful in obtaining debt relief and a modification of the existing convertible notes from our two institutional convertible debt holders in conjunction with and addition to securing additional debt financing. As of March 17, 2009, we reached agreement with the institutional convertible debt holders to waive previous defaults and to amend the original debt agreements which

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

further enabled us to secure new debt financing from Benefactor Funding Corp. The debt financing agreement with Benefactor Funding Corp. expires in March 2010. The Company believes that this agreement will be renewed. However, there can be no assurance that it will be renewed. As a result of the recent debt financing, in addition to a stabilization of sales in the two quarters ended June 30, 2009, and taking into consideration the forecasted results of operations for the fiscal year ended June 30, 2010 and the resultant cash flow, management believes that we will have adequate resources to continue operations for longer than 12 months. However, management is also of the belief that in the current economic environment, the margin for error is quite thin, and consequently, the Company is seeking additional long-term debt financing in order to not only provide additional working capital but also to allow the Company to attain the renewed growth evident in its internal forecasts.

(r)   Recently Issued Accounting Pronouncements

        In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for the Company beginning January 1, 2009. Early adoption is encouraged by the FASB. The Company does not expect the application of SFAS 161 is applicable to it's financial statements.

        As of July 1, 2008, we adopted FASB Statement of Financing Accounting Standards No. 157, "Fair Value Measurements ("SFAS 157"). SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require any new fair value measurements in GAAP. SFAS 157 introduced, or reiterated a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

        Level 1—quoted prices in active markets for identical assets and liabilities.

        Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

        Level 3—unobservable inputs.

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

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds	$450,530			$450,530

Total	$450,530			$450,530

        SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." ("SFAS 159"). Effective July 1, 2008, the Company adopted SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurements for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this Statement. In November 2008, the FASB issued SFAS No. 141 (revised 2008), Business Combination (FAS 141(R)) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

        In January 2009, FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, "Interim Disclosures about Fair Value of Financial Instruments" (SFAS 107-b and APB 28-a). This proposal amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments ", to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28 "Interim Financial Reporting", to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009. It is not expected that adoption of this guidance will have a significant impact on our financial position, cash flows, or disclosures.

        In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165. SFAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Recognized subsequent events should be recognized in the financial statements since the condition existed at the date of the balance sheet. Non recognized subsequent events are not recognized in the financial statements since the conditions arose after the balance sheet date but before the financial statements are issued or are available to be issued. This Standard, which includes a required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

ending after June 15, 2009. The Company has evaluated events through September 25, 2009, which is the date the financial statements were issued.

(2) Notes Payable

        Notes payable consist of the following at June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Convertible term note payable to institutional investors, net of discount of $0 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% and 8.00% as of June 30, 2009 and June 30, 2008), interest only from June 1, 2006 through October 1, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $19,350.71 plus interest from December 1, 2007 through November 1, 2009, collateralized by all assets of the company and a partial guaranty by an officer of the Company	$—	$265,676

Convertible term note payable to institutional investors, net of discount of $2,244 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% and 8.00% as of June 30, 2009 and June 30, 2008), interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546.04 plus interest from December 1, 2007 through March 16, 2009, and via note modification dated February 3, 2009, due in monthly installments of $6,713.76 plus interest, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	38,039	458,940
Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2009) due in monthly installments with principal payments of $5,200 plus interest through August 2010	73,000	—
Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% and 7.00% as of June 30, 2009 and June 30, 2008) due in monthly installments with principal payments ranging from $5,000 to $10,000 plus interest through August 2008	—	10,000

	111,039	734,616
Current portion, net of current portion of discount	(100,439)	(521,495)

Notes payable, excluding current portion and net of long-term portion of discount	$10,600	$213,121

        The convertible notes payable restrict the payment of dividends on the Company's common stock.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(2) Notes Payable (Continued)

        Aggregate maturities of notes payable by year, as of June 30, 2009, are as follows:

Years ending June 30:
2010	$102,683
2011	10,600

Less unaccreted discount on convertible notes	(2,244)

Net maturities	$111,039

(3) Due to Factor

        On March 17, 2009, the Company entered into an agreement with Benefactor Funding Corp. ("Benefactor") whereby Benefactor agreed to factor the company's domestic accounts receivable invoices. The term of the agreement is for one year but can be terminated by the Company with 60 days written notice. In accordance with the terms of the agreement, Benefactor will purchase the invoices that it approves for an initial payment of 85% (95% for the first 60 days of the agreement) of the amount of the invoice with the remaining 15% paid upon collection, less any deductions from the customer. Benefactor charges a fee of 1.4% of the gross amount of the invoice and a maintenance fee equal to .05% per day (annual rate of 18.25%) on the unpaid invoice amounts outstanding in excess of 30 days from the purchase date. The Company has agreed, beginning March 17, 2009, to factor with Benefactor a minimum of $300,000 of invoices monthly. The Company is responsible for any invoices which are unpaid after 91 days or are subject to other defaults by the customer and this obligation is collateralized by the Company with a security interest granted to Benefactor on all assets. As of June 30, 2009, Benefactor had advanced the Company $1,964,521 against invoices totaling $2,143,260. Fees paid to Benefactor for interest and other services for the fiscal year ended June 30, 20099 totaled $69,359. The receivables are considered recourse and are presented at gross value in the accompanying consolidated balance sheets.

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

(4) Equity

(a)
Employee Stock Purchase Plan

        Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2008, Shareholders approved the Company's Second Amended and Restated Employee Stock Purchase Plan. These plans are registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if,

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(4) Equity (Continued)

immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In fiscal 2009, 83,819 shares were issued under the plans. In fiscal 2008, 26,218 shares were issued under the plans.

        In fiscal 2009, the benefits expense recognized for the 15% discount on shares purchased under this plan amounted to $1,431. There was no benefits expense recognized for the 15% discount on shares purchased under this plan in fiscal 2008.

(b)   Incentive Stock Option Plan

        The Company's Amended and Restated 1999 Incentive Stock Plan and the 2008 Incentive Compensation Plan (the "Plan") provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the "Committee") appointed by the Company's Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

        The following table summarizes stock options outstanding and changes during the fiscal years ended June 30, 2008 and 2009:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2007	2,305,600	$0.38	—	—
Granted	395,000	$0.36	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(198,500)	$0.54	—
Options outstanding at June 30, 2008	2,497,100	$0.36	—	—
Granted	40,000	$0.06	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(29,500)	$0.42	—
Options outstanding at June 30, 2009	2,507,600	$0.36	43.90	$—

Options exercisable at June 30, 2009	2,179,267	$0.35	42.87	$—

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(4) Equity (Continued)

        The total intrinsic value as of June 30, 2009 measures the difference between the market price as of June 30, 2009 and the exercise price. No options were exercised during the two year period ended June 30, 2009. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the year.

        Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2009 was approximately $113,864, which is expected to be recognized over a weighted average period of approximately 53.98 months.

        The weighted average per share fair value range of stock options granted during the twelve-month periods ending June 30, 2009 and 2008 was $0.046 and $0.218-$0.341, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended June 30,
	2009	2008
Volatility	84.7%	84.7%
Expected option term	7 years	7 years
Risk-free interest rate	2.69%	4.40%
Expected dividend yield	0%	0%

        In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock awards of $50,088 and $13,333 for the fiscal years ended June 30, 2009 and 2008, respectively. The following table summarizes Vested and non-vested Restricted Stock and the related activity as of and for the fiscal year ended June 30, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2008	33,334	$0.40
Granted	206,000	$0.20
Vested	239,334	$0.40

Non-vested at June 30, 2009	—	$—

        As of June 30, 2009, there were also 35,135,508 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.23 to $.68 per share with a weighted average exercise price of $.35 per share. Of these warrants, none were newly or incrementally issued in fiscal 2009 and 5,140,510 were newly or incrementally issued in fiscal 2008.

(c)   Short-Term Incentive Compensation

        Effective September 8, 2008, we adopted a One Year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn shares of our common stock as a bonus and in lieu of

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(4) Equity (Continued)

cash compensation upon the achievement by the Company of certain stipulated and targeted EBITDA amounts. The shares of common stock to be issued under this plan will be based upon the closing stock price of the company's common stock as of June 30, 2009, which was $0.095. Based upon the reported EBITDA figures for the current fiscal year (see Managements' Discussion and Analysis), 737,099 shares of our common stock were earned by the corporate officers and will be issued to the corporate officers at the end of September 2009. Under this plan, the shares to be received will immediately vest upon issuance. The costs associated with the achievement of this plan have been accrued as part of the Company's compensation expense. No similar issuance of stock was previously made under such a short-term plan at any time in the Company's history through the fiscal year ended June 30, 2008.

(d)   Redeemable Convertible Preferred Stock

        On February 3, 2009, the Company entered into two agreements (the "Restructuring Agreements") to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, "Truk"); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, ("CAMOFI") purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the "Repayment Date"), at which time payments would again have become due and payable on the first day of each subsequent month until December 31, 2009 (the "Maturity Date"). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk's or CAMOFI's option, by the conversion into common stock.

        Under the Restructuring Agreements, Truk and CAMOFI agreed that their security interest in the Company's accounts receivable and inventory would only be subordinated to that of the lenders in any new financing, but that their security interest in all other assets of the Company will remain a perfected first security interest. This provision was effective upon completion of the Financing Agreement with Benefactor, summarized below. In addition, upon the closing of the Financing Agreement with Benefactor, the remaining principal balance of each outstanding term note held by Truk was increased by five percent (5%), and is being accounted for as additional interest expense.

        Simultaneously with the execution of the Agreements:

        (1)   the Company paid $22,466 to Truk and CAMOFI for accrued and unpaid interest from November 1, 2008 to February 3, 2009 with respect to term notes held by each;

        (2)   the Company extended the expiry dates of common stock purchase warrants held by the note-holders (warrants dated May 19, 2005 were extended to expire May 19, 2017, rather than May 19, 2012, and common stock purchase warrants dated December 28, 2005 were extended to expire December 28, 2015, rather than December 28, 2010);

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(4) Equity (Continued)

        (3)   the Company issued to CAMOFI 200,000 shares of the Company's Series B Convertible Preferred Stock ("Series B"), with a liquidation preference of $50,000, which will be convertible into 800,000 shares of the Company's common stock at the rate of $0.25 per share; and

        (4)   the Company issued to Truk 36,680 shares of Series B, with a liquidation preference of $9,170, which will be convertible into 146,720 shares of the Company's common stock at the rate of $0.25 per share. The calculated cost of items (2) through (4) above, were charged to deferred finance costs and are being amortized over nine months through December 2009.

(5) Commitments and Contingencies

(a)   Leases

        The Company is obligated under various non-cancellable operating and capital leases primarily for its operating facilities and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Rent expense on operating leases is reflected on a straight-line basis over the lease term. Future minimum lease payments under non-cancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2009, are as follows:

	Capital Leases	Operating Leases
Years ending June 30:
2010	$219,967	$554,295
2011	55,396	567,886
2012	8,779	581,557
2013	—	575,407
2014	—	213,313

Total future minimum lease Payments	$284,142	$2,492,458

Less amounts representing interest	(20,628)

Present value of minimum capital lease payments	263,514
Less current portion	(203,506)

Capital lease obligations less current portion	$60,008

        Rent expense totaled $322,191 and $320,321 for the years ended June 30, 2009 and 2008, respectively.

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

June 30, 2009 and 2008

(5) Commitments and Contingencies (Continued)

(c)   Redeemable Common Stock and Warrants

        On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of the Company's common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants were due to expire on July 3, 2009 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2008). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

        On March 31, 2005, the Company's distribution agreement with RhiGene expired, and the Company signed a new distribution and OEM Supply Agreement with MBL International, Inc. ("MBLI"), a wholly owned subsidiary of MBL, which grants the Company non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (3.25% as of June 30, 2009) plus two percent with payments having commenced in September, 2005. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. The remaining 440,141 shares not covered by the promissory note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2009 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2006 through August 1, 2009. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2009 and re-priced from $0.568 per share to $0.40 per share.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(5) Commitments and Contingencies (Continued)

        As of July 15, 2008, the Company had reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, in addition to entering into a Memorandum of Understanding Regarding Aspirin Works Distribution Rights in Japan, and to execute a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments add certain products and transfer prices, call for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, call for the payment by Corgenix of royalties on certain proprietary products, which include proprietary technology of MBL, and call for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, the Company and MBL, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, agree that the warrant term will be extended to August 1, 2010 and that one-half, or 220,070, of the remaining 440,171 redeemable shares will be exchanged for a two-year promissory note payable with interest at prime (3.25% as of June 30, 2009) plus two percent with payments commencing September 1, 2009. As a result of the warrant extension, an additional discount was created, which is being accreted through dividends and is included in deferred financing costs on the Company's balance sheet. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As of June 30, 2009, a total of 467,649 shares have been returned to the Company pursuant to the notes payable. The companies further agreed that beginning September 1, 2009, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,101 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and Corgenix will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

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

        On June 22, 2007, Corgenix and Biosafe executed a Settlement Agreement (the "Settlement Agreement"). The Agreement brought to an end litigation between the Company and Biosafe relating to the Refundable Deposit. The Settlement Agreement required that Biosafe pay us the sum of $125,000 no later than July 2, 2007. This amount was in fact paid to us on July 2, 2007. The Settlement Agreement also required both the Company and Biosafe to dismiss, with prejudice, all claims related to

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(5) Commitments and Contingencies (Continued)

the Letter of Intent. The Settlement Agreement provided that each party bear its own costs and attorneys fees.

(6) Income Taxes

        On July 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109," which was issued in July 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. There were no unrecognized tax benefits as of July 1, 2007, the date that FIN 48 was adopted. If there was an adjustment related to implementation of FIN 48, there would be a reduction to the deferred tax assets and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit. If any unrecognized benefit would be recognized, it would not affect the Company's effective tax rate since it is subject to a full valuation allowance.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of March 31, 2009.

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

	2009	2008
Computed expected tax benefit	$(555,000)	$(760,000)
Reduction (increase) in income taxes resulting from:
Permanent differences:
Amortization of debt discount	114,000	325,000
Deferred financing costs	110,000	52,000
Other	45,000	31,000
Impact of foreign loss not deductible in the U.S.	—	—
Change in valuation allowance	335,000	432,000
Section 382 Limitation Free-up	(92,000)	(92,000)
Other	43,000	12,000

	$—	$—

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(6) Income Taxes (Continued)

        Deferred tax assets related to the Company's operations are comprised of the following at June 30, 2009.

	2009	2008
Deferred tax assets (liabilities):
Current—
Salary and other accruals	$36,000	$58,000
Bad debt allowance	39,000	39,000
Section 263A inventory capitalization	32,000	44,000
Non-Current—
Tax effect of net operating loss carry forward and R & D credit carryforward	2,760,000	2,439,000
Long-lived assets	95,000	45,000

Net deferred tax assets	2,962,000	2,625,000
Less valuation allowance	(2,962,000)	(2,625,000)

Net deferred tax assets	$—	$—

        At June 30, 2009, the Company has a net operating loss carry forward for income tax purposes of approximately $6,095,000 expiring during the period from 2014 to 2028. Research and experimentation tax credit carry forwards approximate $442,000. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

        A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(7) Concentration of Credit Risk

        The Company's customers are principally located in the U.S., although there are a few significant foreign customers. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables. The Company's largest customer in 2009 and 2008 is headquartered in the U.S. and represented approximately 7.1% and 5.9% of sales in the years ended June 30, 2009 and 2008, respectively, and 3.4% and less than 1% of accounts receivable at June 30, 2009 and 2008, respectively.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2009 and 2008

(8) Reportable Segments

        The Company has two segments of business, North American and international operations. North American operations represents all sales in North America (U.S., Canada and Mexico). International operations, principally European, represents all other sales. The following table sets forth selected financial data for these segments for the years ended June 30, 2009 and 2008.

	Year ended June 30, 2009
	North America	International	Total
Net sales	$6,986,663	$2,337,952	$9,324,615
Net sales—intercompany	(1,261,058)	—	(1,261,058)

Total net sales	$5,725,605	$2,337,952	$8,063,557
Depreciation and amortization	$428,410	$19,608	$448,018
Interest expense	$1,298,238	$2,986	$1,301,224
Net income (loss)	$(2,171,894)	$601,294	$(1,570,600)
Segment assets	$6,121,049	$784,732	$6,905,781

	Year ended June 30, 2008
	North America	International	Total
Net sales—external customers	$7,431,387	$2,148,760	$9,580,147
Net sales—intercompany	(1,214,578)	—	(1,214,578)

Total net sales	$6,216,809	$2,148,760	$8,365,569
Depreciation and amortization	$406,975	$13,714	$420,689
Interest expense	$1,541,360	$3,158	$1,544,518
Net income (loss)	$(2,540,482)	$428,376	$(2,112,106)
Segment assets	$7,201,590	$686,824	$7,888,414

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION
September 25, 2009
By:	/s/ WILLIAM H. CRITCHFIELD William H. Critchfield Senior Vice President and Chief Financial Officer	By:	/s/ DOUGLASS T. SIMPSON Douglass T. Simpson President, Chief Executive Officer and Director
		By:	/s/ LUIS R. LOPEZ Luis R. Lopez Chief Medical Officer and Director
		By:	/s/ ROBERT TUTAG Robert Tutag Director
		By:	/s/ STEPHEN P. GOUZE Stephen P. Gouze Director and Chairman of the Board
		By:	/s/ LARRY G. RAU Larry G. Rau Director
		By:	/s/ DENNIS WALCZEWSKI Dennis Walczewski Director
		By:	/s/ C. DAVID KIKUMOTO C. David Kikumoto Director