Form 10-Q
period 2009-09-30
CORGENIX MEDICAL CORP/CO
filed 2009-11-12
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing guidance for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The number of shares of Common Stock outstanding was 31,022,921 as of November 5, 2009.

CORGENIX MEDICAL CORPORATION

September 30, 2009

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2009	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$982,396	$785,466
Accounts receivable, less allowance for doubtful accounts of $30,000 and $103,689 as of September 30, 2009 and June 30, 2009	1,215,069	1,339,409
Other receivables	70,355	—
Inventories	2,521,091	2,596,048
Prepaid expenses and other current assets	141,183	205,320
Total current assets	4,930,094	4,926,243
Equipment
Capitalized software costs	255,617	255,617
Machinery and laboratory equipment	1,024,848	1,024,848
Furniture, fixtures, leaseholds & office equipment	1,816,514	1,816,462
	3,096,979	3,096,927
Accumulated depreciation and amortization	(1,707,745)	(1,609,361)
Net equipment	1,389,234	1,487,566
Intangible assets:
Licenses	358,219	369,671
Other assets:
Deferred financing costs net of amortization of $1,940,457 and $1,929,008	14,146	24,595
Other assets	95,021	97,706
Total assets	$6,786,714	$6,905,781
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 7)	$134,359	$100,439
Current portion of capital lease obligations	180,225	203,506
Inventory loan payable	351,454	—
Due to factor (Note 6)	702,908	1,112,299
Accounts payable	851,340	858,887
Accrued payroll and related liabilities	312,623	369,824
Accrued liabilities-other	201,983	268,054
Total current liabilities	2,734,892	2,913,009
Notes payable, net of discount, less current portion (Note 7)	83,333	10,600
Capital lease obligations, less current portion	40,643	60,008
Deferred facility lease payable, excluding current portion (Note 2)	628,675	673,315
Total liabilities	3,487,543	3,656,932
Redeemable common stock, $0.001 par value. 385,125 and 412,633 shares issued and outstanding, aggregate redemption value of $218,751,and $234,376 (Note 4)	98,056	89,973

Redeemable preferred stock, $0.001 par value. 236,680 and 236,680 shares issued and outstanding, aggregate redemption value of $59,170, net of unaccreted dividends of $27,074 and $30,809 (Note 4)	48,663	45,863

Stockholders’ equity (Note 5):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 31,050,429 and 30,294,505 September 30 and June 30, respectively	30,665	29,881
Additional paid-in capital	18,682,872	18,595,066
Accumulated deficit	(15,543,088)	(15,525,451)
Accumulated other comprehensive income	(17,997)	13,517
Total stockholders’ equity	3,152,452	3,113,013
Total liabilities and stockholders’ equity	$6,786,714	$6,905,781

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)
Net sales	$2,044,967	$2,001,896
Cost of sales	929,349	895,306

Gross profit	1,115,618	1,106,590

Operating expenses:
Selling and marketing	409,517	459,809
Research and development	150,359	207,479
General and administrative	471,939	533,435
Total expenses	1,031,815	1,200,723

Operating income (loss)	83,803	(94,133)

Other income (expense)
Interest income	141	6,085
Loss on early extinguishment of debt	(22,000)	—
Interest expense	(68,696)	(252,611)
Net loss	(6,752)	(340,659)
Accreted dividends on redeemable preferred and redeemable common stock	10,885	—

Net loss attributable to common stockholders	$(17,637)	$(340,659)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	30,305,855	30,092,093

Net loss	$(6,752)	$(340,659)

Other comprehensive income (loss)-foreign currency translation	(31,514)	(32,879)

Total comprehensive loss	$(38,266)	$(373,538)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the three months ended September 30, 2009

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2009	30,294,505	$29,881	$18,595,066	$(15,525,451)	$13,517	$3,113,013
Issuance of common stock for services	760,268	761	70,886	—	—	71,647
Compensation expense recorded as a result of stock options Issued	—	—	10,492	—	—	10,492
Issuance of common stock for license	23,164	23	2,525	—	—	2,548
Issuance of warrants for license	—	—	3,903	—	—	3,903
Cancellation of redeemable stock upon note pay down	(27,508)	—	—	—	—	—
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(10,885)	—	(10,885)
Foreign currency translation	—	—	—	—	(31,514)	(31,514)
Net loss	—	—	—	(6,752)	—	(6,752)
Balances at September 30, 2009	31,050,429	$30,665	$18,682,872	$(15,543,088)	$(17,997)	$3,152,452

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,752)	$(340,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	107,459	110,014
Accretion of discount on note payable	1,795	109,012
Common stock issued for services	1,622	46,679
Compensation expense recorded for stock options issued	10,492	27,127
Amortization of deferred financing costs	11,449	76,851
Changes in operating assets and liabilities:
Trade and other receivables, net	137,130	(93,411)
Inventories	71,141	(81,634)
Prepaid expenses and other assets, net	(27,415)	68,594
Accounts payable	(12,258)	(8,648)
Accrued payroll and related liabilities	21,618	13,951
Accrued interest and other liabilities	(118,414)	(139,951)

Net cash provided by (used in) operating activities	197,867	(212,075)

Cash flows used in investing activities:
Additions to equipment	(5,951)	(20,146)

Cash flows from financing activities:
Increase (decrease) in amount due to factor	(409,391)	—
Proceeds from inventory loan	351,454	—
Proceeds from issuance of notes payable	125,000	—
Payments on notes payable	(20,142)	(200,891)
Payments on capital lease obligations	(41,133)	(59,175)
Net cash used in financing activities	5,788	(260,066)

Net increase (decrease) in cash and cash equivalents	197,704	(492,287)
Impact of exchange rate changes on cash	(774)	(5,140)
Cash and cash equivalents at beginning of period	785,466	1,520,099
Cash and cash equivalents at end of period	$982,396	$1,022,672
Supplemental cash flow disclosures:
Cash paid for interest	$56,338	$64,864
Noncash investing and financing activities
Issuance of warrants for license	$3,903	$12,957
Issuance of stock for license	$2,548	$20,336
Equipment acquired under capital leases	$—	$29,279
Issuance of stock for debt	$—	$906,899
Conversion of preferred stock into common stock	$—	$1,327,800
Addition of discount on convertible notes due to contingent conversion feature	$—	$536,874
Conversion of redeemable common stock to note payable	$—	$125,000
Common stock issued for accrued stock-based compensation	$70,025	$—
Accreted dividends on redeemable common and redeemable preferred stock	$10,884	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)                                 Outlook

In fiscal 2010, we continue to be focused on accelerating the market launch of our AspirinWorks assay, beginning the market launch of our Anti-AtherOx Test Kit, submission of a 510(k) Premarket Notification to the FDA for our Atherox Test Kit, completing further clinical studies for our Hyaluronic Test Kit and our Fibromyalgia Test Kit and we are continuing the development and strategic collaboration towards the development of a group of products to detect potential bio-terrorism agents.

(b)                                 Recent Developments

On September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the “Summit Agreements”) with Summit Financial Resources, L.P., a Hawaii limited partnership (“Summit”).  We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Summit Agreements provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

Under the Financing Agreement, we agree to sell all of our right, title and interest in and to accounts identified for purchase by Summit from time to time. The purchase price for each sold account equals the face amount of each account multiplied by the applicable advance rate, minus all interest and fees and charges as described in the Financing Agreement. In addition, interest will accrue on advances made by way of purchased accounts at the rate of prime plus 1.5% per annum until Summit receives payment in full on each account. If Summit does not receive full payment on a purchased account by the due date specified in the Financing Agreement, then we or our subsidiary (as applicable) must repurchase that account, and pay Summit the default interest rate until it is repaid.

During the initial fund period (which is the earlier of 120 days after the date of the Summit Agreements, or the date of the second term loan advance), the advance rate on eligible accounts receivable will be 90%, and 85% thereafter, unless Summit elects in its discretion to apply a different percentage. On September 30, 2009, the initial advance to us from Summit on eligible accounts receivable amounted to $632,553, which represented 90% of eligible accounts receivable at the time of $702,907.69.

The Financing Agreement is for a term of three years, renewable for additional one year terms unless we or Summit provide written notice of non-renewal at least 60 days prior to the end of the current financing period.  Except as otherwise provided in the Financing Agreement, we may also elect to terminate a financing period earlier and pay Summit a supplemental fee of 1% of the maximum credit line of $1,750,000. Among other fees and charges, we will also pay Summit a monthly administration fee equal to 1.45% of the average monthly balance of outstanding advances for each calendar month.

Pursuant to the Addendum to Financing Agreement, Summit may, in its sole discretion and without any duty to do so, elect from time to time to make advances based upon Acceptable Inventory, which is defined in the addendum to mean inventory approved for intended use by the Food and Drug Administration, among other criteria.

Advances based upon Acceptable Inventory may be made upon request so long as the aggregate amount of all advances based upon Acceptable Inventory outstanding and unpaid does not exceed the lesser of (a) Fifty Percent (50%) of  book value, as determined in accordance with generally accepted accounting principles, of the Acceptable Inventory, (b) Four Hundred Fifty Thousand Dollars ($450,000), (c) Fifty Percent (50%) of Client’s outstanding Acceptable Accounts, and (d) together with the aggregate amount of all other outstanding Advances, the Maximum Credit Line. On September 30, 2009, the initial advance to us from Summit on Acceptable Inventory amounted to $351,454.

Advances based upon Acceptable Inventory are subject to the interest, fees and charges, and all terms and conditions applicable to an Advance under the Financing Agreement, including the administrative fee, except that the prime plus 1.5% advance interest rate on outstanding advances based upon Acceptable Inventory means the prime rate plus 2.75% per annum, as adjusted from time to time as of the date of any change in the prime rate.  All interest accrued on outstanding advances based upon Acceptable Inventory is due and payable monthly in arrears.

Summit may decline to make advances based upon Acceptable Inventory for any reason or for no reason, without notice, regardless of any course of conduct or past advances based upon Acceptable Inventory by Summit.

The Promissory Note provides us with up to $250,000 in the form of a term loan, due on September 30, 2012, payable in installments. We received Summit’s first advance of $125,000 at the closing of the Summit Agreements on September 30, 2009. When an equipment appraisal is completed, we will be eligible for a second advance equal to the lesser of one hundred twenty five thousand dollars ($125,000), or sixty percent (60%) of the net orderly liquidation value of Eligible Equipment, less the $125,000 already advanced. If the liquidation value of the equipment does not exceed $208,333, then we will not be eligible for a second advance.

The Promissory Note bears interest at an initial rate of prime plus 2.75% per annum, and adjusts with and as of the date of any change in the prime rate as reported in the Wall Street Journal. In addition, under the Loan and Security Agreement, we will pay Summit a monthly administration fee equal to 1.45% of the average outstanding monthly principal balance on the Promissory Note each month. The penalty default rate on the Promissory Note is prime plus 10% per annum.

Under the Loan and Security Agreement, we will pay Summit a fee equal to $2,250 for each month, or portion thereof, until an equipment appraisal has been completed.

We have used a portion of the initial advance to retire the debt evidenced by thefinancing arrangements with Benefactor Funding Corp, a Colorado corporation. The payoff to Benefactor amounted $580,785.54, which included a $22,000 penalty for the early termination of the financing arrangement with Benefactor. The $22,000 penalty was accounted for as a loss on the early extinguishment of debt.

Under the Summit Agreements, we made certain covenants, representations and warranties typical of a secured financing arrangement, and have agreed to report certain information to Summit.  Pursuant to the Summit Agreements, certain recourse events and events of default will trigger early payment obligations for us, and Summit has certain rights as a secured party in case of any default or recourse event.

Under the Summit Agreements, we have granted to Summit a security interest in, among other things, all inventory, accounts, equipment, goods and motor vehicles, all general intangibles, all chattel paper, any and all financial obligations payable to, owing to or in favor of us or held by us and all balances, deposits, debts or any other amounts or obligations of Summit owing to us, whether or not due.  In addition, our obligations under the Summit Agreements is also secured by the “Reserve,” which is cash collateral that Summit may fund by withholding amounts owing to us, or deducting amounts from collected payments on purchased accounts. The amount of the Reserve is set in Summit’s discretion.

We are required at all times to maintain eligible equipment so that the total, outstanding balance owing under the Promissory Note equals or is less than 60% of the net orderly liquidation value of the eligible equipment as set forth in the equipment appraisal.

The Loan and Security Agreement will continue in full force and effect for three years; however we may terminate early at any time by giving Summit not less than sixty days prior notice.

On February 3, 2009, we entered into two agreements (the “Restructuring Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until December 31, 2009 (the “Maturity Date”).  Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date.  On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing  must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

Under the Restructuring Agreements, Truk and CAMOFI agreed that their security interest in our accounts receivable and inventory would only be subordinated to that of the lenders in any new financing, but that their security interest in all other assets of ours will remain a perfected first security interest. This provision was effective upon completion of the Financing Agreement with Benefactor, summarized below. In addition, upon the closing of the Financing Agreement with Benefactor, the remaining principal balance of each outstanding term note held by Truk was increased by five percent (5%), and is being accounted for as additional interest expense.

Simultaneously with the execution of the Restructuring Agreements:

(1) We paid $22,466 to Truk and CAMOFI for accrued and unpaid interest from November 1, 2008 to February 3, 2009 with respect to term notes held by each;

(2) We extended the expiration dates of common stock purchase warrants held by the note-holders (warrants dated May 19, 2005 were extended to expire May 19, 2017 rather than May 19, 2012 and common stock purchase warrants dated December 28, 2005 were extended to expire December 28, 2015 rather than December 28, 2010);

(3) We issued to CAMOFI 200,000 shares of our Series B Convertible Preferred Stock (“Series B”), with a liquidation preference of $50,000, which will be convertible into 800,000 shares of our common stock at the rate of $0.25; and

(4) We issued to Truk 36,680 shares of our Series B Convertible Preferred Stock, with a liquidation preference of $9,170, which will be convertible into 146,720 shares of our common stock at the rate of $0.25. The calculated cost of items (2) through (4) above, were charged to deferred finance costs and are being amortized over nine months through December 2009.

(c)                                  Company Overview

Our business includes the research, development, manufacture, and marketing of in vitro (i.e., outside the human body) diagnostic products for use in disease detection and prevention.  We currently sell 52 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions.  We have developed and we manufacture most of our products at our Colorado facility, and we purchase what we refer to as OM Products (other manufacturers’ products) from other healthcare manufacturers for resale by us.  All of these products are used in clinical laboratories for the diagnosis and/or monitoring of three important areas of health care:

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

(2)                                 Summary of Significant Accounting Policies

(a)                                 Application of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles (“GAAP”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ending September 30, 2009. The adoption of FASB ASC 105 did not impact our financial position or our results of operations.

(b)                                 Principles of Consolidation

The consolidated financial statements include the accounts of Corgenix Medical Corporation and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited (“Corgenix UK”). Corgenix UK was established as a United Kingdom company during 1996 to market our products in Europe. Transactions are generally denominated in U.S. dollars.

(c)                                  Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.  The results of operations for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly our financial position at September 30, 2009 and the results of operations and its cash flows for the three months ended September 30, 2009 and 2008.

(d)                                 Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with original maturities of three months or less at purchase to be cash equivalents.

(e)                                  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to customers.

We have adhered to the guidance set forth in the Sale of Accounts Receivable Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), which provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. On September 30, 2009, we established a $1,750,000 credit facility, which includes an accounts receivable factoring line, with an asset-based lender (“Lender”) and secured by our accounts receivable, inventory, and all of our other assets. This credit facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. Due to the full recourse provisions in the Summit Financing Agreement, and pursuant to the guidance as set forth in this Topic, these transactions do not qualify as a true sale of assets, and thus are treated as a secured borrowing. During the first quarter of fiscal 2010, we sold $702,908 of our accounts receivable invoices to the Lender for approximately $632,617. As previously mentioned, pursuant to the provisions of this Topic, we reflected the transaction as a secured borrowing, as we had previously done with the sales of accounts receivable to Benefactor Funding Corporation. We have also established an accounts receivable from the Lender for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is initially equal to 10% of the total accounts receivable invoice sold to the Lender. The periodic interest expense and administrative fee assessed by the Lender on the amount owing, will be charged to interest expense and fees and will be credited against the accounts receivable due from the Lender. As of September 30, 2009, we have an outstanding retained receivable of $70,355, representing approximately 10% of the $702,908 of unsettled receivable invoices sold to the Lender.

(f)                                    Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of September 30, 2009 or September 30, 2008. Components of inventories as of September 30 and June 30 are as follows:

	September 30,	June 30,
	2009	2009
Raw materials	$582,903	$589,025
Work-in-process	942,506	700,658
Finished goods	995,682	1,306,365
	$2,521,091	$2,596,048

(g)                                 Equipment and Software

Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. There was no equipment acquired under capital leases for the quarter ended September 30, 2009 and amounted to $29,279 for the quarter ended September 30, 2008. Depreciation and amortization expense, which totaled $107,459 and $110,014 for the quarters ended September 30, 2009 and 2008, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to our web site development, our R & D statistical software, which were and are both amortized over three years, and our accounting software, which is being amortized over five years, beginning in March 2008.

(h)                                 Intangible Assets

Intangible assets consist of purchased licenses. Purchased licenses are amortized using the straight-line method over the shorter of 15 years or the remaining life of the license. We have adopted the provisions of the Goodwill and Other Intangible Assets Topic of the FASB ASC. Pursuant to these provisions, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite lives and licenses acquired with no definite term are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this statement. Identifiable intangibles with estimated useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with the Accounting for Impairment or Disposal of Long Lived Assets Topic as set forth in the FASB ASC.

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

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of September 30, 2009, we had a negative accrued of less than $1,000 with respect to the cumulative amount due to CCC. For the quarter ended September 30, 2009, we issued to CCC 23,164 shares of our common stock and 75,000 warrants with an exercise price of $0.35, pursuant to this license agreement.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

(i)                                    Advertising Costs

Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $10,071 and $31,718 for the quarters ended September 30, 2009 and 2008, respectively.

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

(k)                                 Revenue Recognition

Revenue is recognized upon shipment of products. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. When revenue is received by a customer in advance of shipment of products, in exchange for a discount, it is credited to deferred revenue and taken into revenue upon eventual shipment of the products. We also have arrangements in which we manufacture products for other companies. Revenue under these arrangements is recognized when the manufacturing process is complete and risk of ownership has passed.

(l)                                    Research and Development

Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense for the quarters ended September 30, 2009 and 2008 totaled $150,359 and $207,479, respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2009 and 2008 provided for fees to us based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues were $64,473 and $74,830 for the quarters ended September 30, 2009 and 2008, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

(m)                              Long-Lived Assets

We review long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

(n)                                 Deferred Facility Lease Payable

Prior to occupying our headquarters facility in Broomfield, Colorado, the landlord expended a total of $1,052,140 for the build-out, i.e. tenant improvements, of the building. This amount was initially recorded as a charge to leasehold improvements and a credit to deferred facility lease payable, which is being amortized against rent expense over the 84 month period of the lease.

(o)                                 Stock-Based Compensation

In accordance with the guidance of the Share-Based Payment Topic of the FASB ASC, we account for share-based payments by measuring and recognizing the amount of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. Pursuant to this guidance, we estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. In further adherence to this guidance, we estimate any future forfeitures at the time of grant and revise these estimates, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

For purposes of determining the estimated fair value of share-based payment awards on the date of grant, and as allowed by the guidance of the Share-Based Payment Topic in the FASB ASC, we use the Black-Scholes option-pricing model (Black Scholes Model). The Black Scholes Model requires the input of highly subjective assumptions. Because our employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact our fair value determination.

The application of the accounting principles set forth in the guidance of the Share-Based Payment Topic of the FASB ASC may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of these accounting principles in future periods, or if we decides to use a different valuation model, the compensation expense that we record in the future under these principles may differ significantly from what we have recorded in the current period and could materially affect our loss from operations, net loss and net loss per share.

(p)                                 Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock totaling 36,334,637 and 37,703,968 shares for fiscal years 2009 and 2008, respectively, are not included in the calculation of weighted average common shares-diluted below as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended September 30, 2009	3 Months ended September 30, 2008
Net loss attributable to common stockholders	$(17,636)	$(340,659)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	30,294,505	30,021,935
Weighted average common equivalent shares issued during the period	11,350	70,158
Weighted average common shares — basic and diluted	30,305,855	30,092,093

Net loss per share — basic and diluted	$(0.00)	$(0.01)

(q)                                 Foreign Currency Transactions and Comprehensive Income (Loss)

The accounts of our foreign subsidiary are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Adjustments resulting from such translation are accumulated in other comprehensive income as a separate component of stockholders’ equity.

We adhere to the guidance set forth in the Reporting Comprehensive Income Topic of the FASB ASC, which establishes standards for reporting and displaying comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

(r)                                   Cost of Sales and Operating Expenses

Cost of sales includes costs associated with manufacturing, including labor, raw materials, freight-in, manufacturing administration, quality assurance and quality control, repairs and maintenance, scrap and other indirect costs.

Selling and marketing expenses consist primarily of shipping and handling costs, wages and benefits for sales and marketing support personnel, travel, sales commissions, business insurance, promotional costs, as well as other indirect cots.

Research and development expenses consist primarily of the labor-related costs, the cost of clinical studies and travel expenses, laboratory supplies and product-testing expenses related to the research and development of new and existing diagnostic products.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, outside services, office facility related expense, and other general support costs.

(s)                                   Liquidity

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred stock, have aggregated $13,228,472, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed our operations primarily through long-term debt and the sales of common stock, redeemable common stock, and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  At September 30, 2009, trade and other receivables were $1,285,424 versus $1,339,409 at June 30, 2009, largely because of a concerted collection effort initiated over the prior months.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts,  improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management is forecasting continued revenue growth subsequent to this fiscal quarter, primarily generated from the continued evolution of the market for AspirinWorks along with the anticipated future FDA approval of AtherOx. Management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations.  Given the severe recessionary environment in which we find ourselves, there are significant short- term and potentially intermediate-term risks associated with the operating plan, and we might be forced to further modify the plan, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to eventually achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we may continue to incur operating losses for the next several quarters, as, given the current and foreseeable state of our economy, it will still take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow. In view of this, and in order to improve our liquidity and our operating results, we will also continue to strive to increase our revenues and reduce, where possible, our operating expenses.

Given the potential for a reduction in our future sales caused by the severe recession, management sought and has been successful in obtaining debt relief in addition to securing a modification of the existing convertible notes from our two institutional convertible debt holders. This note modification was accomplished in conjunction with and addition to securing additional debt financing. On March 17, 2009, we reached agreement with the institutional convertible debt holders to waive previous defaults and to amend the original debt agreements which further enabled us to secure new debt financing from other sources. In addition,  on September 30, 2009 we were able to secure a $1,750,000 credit facility from Summit Financial Resources LLP, which we believe will serve us well in terms of serving as  long-term permanent financing. As a result of these recent debt financings, in addition to a stabilization and slight upturn of sales in the fourth fiscal quarter of last year plus the first quarter of the current fiscal year, and taking into consideration the forecasted results of operations and the resultant cash flow for the fiscal year ended June 30, 2010, management believes that we will have adequate resources to continue operations for longer than 12 months.

Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any new competitive products or pricing pressures affecting sales levels of our core products, or any significant expenses not anticipated nor included in our internal operating budget, could result in the need to raise additional cash. We have no arrangement for any additional external financing of debt or equity, other than the credit facility provided by Summit . In order to improve our operating cash flow, we continue the need to achieve profitability.

The Summit line of credit is expected to provide working capital which may be necessary to meet our needs over the next 12 months. In general, we have high quality trade accounts receivable which may be sold pursuant to the line of credit. The agreement for the line of credit has a term of three years expiring September 30, 2012; it is automatically renewed after that for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. We have no intention to exercise this cancellation right, and the lender (Summit) has not given us any indication that they have any such intention.

(t)                                    Recently Issued Accounting Pronouncements

With respect to the guidance set forth in the Disclosures  of Derivative Instruments and Hedging Activities Topic of the FASB ASC, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for; and c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows, we do not expect that the application of the principles set forth under this Topic will be applicable to our financial statements.

As of July 1, 2008, we adopted the guidance set forth in the Fair Value Measurements Topic of the FASB ASC. This guidance established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. The guidance does not require any new fair value measurements in GAAP. The guidance further introduced, or reiterated a number of key concepts which form the foundation of the fair value measurement approach to be utilized for financial reporting purposes. The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of these provisions did not have a material effect on our financial condition and results of operations, but  introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds	$250,637			$250,637
Total	$250,637			$250,637

We have adopted the guidance set forth in the Fair Value Option for Financial Assets and Financial Liabilities Topic of the FASB ASC. Pursuant to the guidance of this Topic, we are allowed the irrevocable option to elect fair value for the initial and subsequent measurements for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option included in this Topic. The provisions of the Non-controlling Interests in Consolidated Financial Statements Topic of the FASB ASC change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These provisions will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. These provisions are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (the fiscal year ended June 30, 2010 for our company). The provisions will be applied prospectively. The provisions also require retroactive adoption of the presentation and disclosure guidance for existing minority interests. All other guidance under this Topic will be applied prospectively. Early adoption is prohibited for both standards. Management has evaluated the guidance under this Topic and has determined that there is no impact on our financial statements.

The provisions of the Interim Disclosures about Fair Value of Financial Instruments Topic of the FASB ASC, which is effective for interim periods ending after June 15, 2009, require the disclosures of fair value of financial instruments in interim financial statements as well as in annual financial statements. We have adopted these provisions and believe that they do not have a significant impact on our financial position, cash flows, or disclosures.

The Subsequent Events Topic of the FASB ASC established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Recognized subsequent events should be recognized in the financial statements since the condition existed at the date of the balance sheet. Non recognized subsequent events are not recognized in the financial statements since the conditions arose after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance in this Topic, which includes a required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We have evaluated events through November 12, 2009, which is the date the financial statements were issued.

3.                                      SEGMENT INFORMATION

Our diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, our diagnostic medical products are sold wholesale through distributors.  Management has chosen to organize our business around the two geographic segments of business: North American and International operations. The following table sets forth selected financial data for these segments for the three month periods ended September 30, 2009 and 2008.

		Three Months Ended September 30,
		North America	International	Total
Net sales	2009	$1,520,641	$524,326	$2,044,967
	2008	$1,402,916	$598,980	$2,001,896

Net income (loss)	2009	$(129,099)	$122,347	$(6,752)
	2008	$(515,431)	$174,772	$(340,659)

Depreciation and	2009	$101,805	$5,654	$107,459
Amortization	2008	$106,572	$3,442	$110,014

Interest expense, net	2009	$(67,063)	$(1,633)	$(68,696)
	2008	$(251,720)	$(891)	$(252,611)

Segment assets:
September 30,	2009	$5,998,605	$788,109	$6,786,714
June 30,	2009	$6,121,049	$784,732	$6,905,781

4.                                      REDEEMABLE COMMON STOCK AND REDEEMABLE PREFERRED STOCK

(a)                                 Redeemable Common Stock and Warrants

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of our common stock for $500,000. Under the MBL agreement, MBL could require us to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. was terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which was equal to an aggregate amount of $500,000. These warrants were originally due to expire on July 3, 2008. The estimated fair value of the warrants upon issuance was calculated at $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 wre allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair value of the respective instruments to the fair value of the aggregate transaction.  Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon  the put option could have been exercised, which was the expiration date of the distribution agreement between us and RhiGene (March 31, 2008). Furthermore, pursuant to the agreement with MBL, as long as MBL held at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of our equity securities, the liquidation or dissolution of the Company or the amendment of any provision of our Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

On March 31, 2005, our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which granted us non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 we executed an Amendment to the 2002 Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (3.25% as of September 30, 2009) plus two percent, with payments having commenced in September, 2005. The shares exchanged for the promissory note were returned to us quarterly on a pro rata basis as payments were made on the promissory note. As of September 30, 2009, a total of 440,161 shares have been returned to us. The remaining 440,121 shares not covered by the promissory note were originally due to be redeemed by us at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL had not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2007 through August 1, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

On  July 15, 2008, we reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, in addition to entering into a Memorandum of Understanding Regarding Aspirin Works Distribution Rights in Japan, and to execute a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments added certain products and transfer prices, called for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, called for the payment by us of royalties on certain proprietary products, which included proprietary technology of MBL, and called for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, we agreed with MBL that the warrant term would be extended to August 1, 2010 and that one-half, or 220,086, of the remaining 440,171 redeemable shares will be exchanged for a two-year promissory note payable with interest at prime (3.25% as of September 30, 2009) plus two percent with payments commencing September 1, 2009. As a result of the warrant extension, additional unaccreted dividends on the redeemable common stock were created, which are being accreted over the period of the warrant extension, and are deducted in calculating net loss attributable to common stockholders on our statements of operations and comprehensive loss. The shares exchanged for the promissory note will be returned to us quarterly on a pro rata basis as payments are made on the promissory note. As of September 30, 2009, a total of 495,157 shares have been returned to us pursuant to the notes payable. The companies further agreed that beginning September 1, 2009, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,101 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and we will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

(b)                                 Redeemable Convertible Preferred Stock

On February 3, 2009, we entered into two agreements (the “Restructuring Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until December 31, 2009 (the “Maturity Date”). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

Under the Restructuring Agreements, Truk and CAMOFI agreed that their security interest in our accounts receivable and inventory would only be subordinated to that of the lenders in any new financing, but that their security interest in all of our other  assets will remain a perfected first security interest. This provision was effective upon completion of the Financing Agreement with Benefactor, summarized below. In addition, upon the closing of the Financing Agreement with Benefactor, the remaining principal balance of each outstanding term note held by Truk was increased by five percent (5%), and was accounted for as additional interest expense.

Simultaneously with the execution of the Restructuring Agreements:

(1)                                  We paid $22,466 to Truk and CAMOFI for accrued and unpaid interest from November 1, 2008 to February 3, 2009 with respect to term notes held by each;

(2)                                  We extended the expiry dates of common stock purchase warrants held by the note-holders (warrants dated May 19, 2005 were extended to expire May 19, 2017, rather than May 19, 2012, and common stock purchase warrants dated December 28, 2005 were extended to expire December 28, 2015, rather than December 28, 2010);

(3)                                  We issued to CAMOFI 200,000 shares of our Series B Convertible Preferred Stock (“Series B”), with a liquidation preference of $50,000, which is convertible into 800,000 shares of our common stock at the rate of $0.25 per share; and

(4)                                  We issued to Truk 36,680 shares of Series B, with a liquidation preference of $9,170, which is convertible into 146,720 shares of our common stock at the rate of $0.25 per share. The calculated cost of items (2) through (4) above, were charged to deferred finance costs and is being amortized over nine months through December 2009.

5.                                     STOCKHOLDERS’ EQUITY

(a)                                 Employee Stock Purchase Plan

Effective January 1, 1999, we adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved our Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter ended September 30, 2009, 27,673 shares were issued under the plans. In the quarter ended September 30, 2008, 11,724 shares were issued under the plans.

(b)                                 Incentive Stock Option Plan

Stock Options as of September 30, 2009

Our Amended and Restated 1999 Incentive Stock Plan and the 2007 Incentive Compensation Plan (the “Plan”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

The following table summarizes stock options outstanding as of September 30, 2009, and changes during the three months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2009	2,507,600	$0.36	43.90	$—
Granted	40,000	$0.095	84.0
Exercised	—	$—	—
Cancelled, expired or forfeited	(12,500)	$0.45	14.0
Options outstanding at September 30, 2009	2,535,100	$0.35	46.9	$—
Options exercisable at September 30, 2009	2,478,433	$0.36	41.1	$—

The total intrinsic value as of September 30, 2009 measures the difference between the market price as of September 30, 2009 and the exercise price. No options were exercised during the three months ended September 30, 2009 and September 30, 2008. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the periods.

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2009, was approximately $6,226, which is expected to be recognized over a weighted average period of 72.0 months.

The weighted average per share fair value range of stock options granted during the three month periods ending September 30, 2009 and September 30, 2008 was $0.095. There were no options granted during the three months ended September 30, 2008. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended
	September 30,
Valuation Assumptions	2009	2008

Expected option term	7 years	N/A
Risk-free interest rate	2.69%	N/A
Expected volatility	84.7%	N/A
Expected dividend yield	0%	N/A

In addition to the stock options discussed above, we recognized no share-based compensation expense related to Restricted Stock awards in the current quarter and recognized $3,333 in related share-based compensation expense for the three months ended September 30, 2008.

As of September 30, 2009, there were also 33,799,537 warrants outstanding which have been issued to institutional investors, consultants, and employees, with exercise prices ranging in prices from $.23 to $.50 per share with a weighted average exercise price of $.35 per share. Of these warrants, 75,000 were newly or incrementally issued in the current quarter ended September 30, 2009, and 75,000 warrants were newly or incrementally issued in the quarter ended September 30, 2008.

On September 8, 2008, the Board of Directors granted an equity award of 206,000 shares of common stock to our five officers in recognition of our achievements for the prior two years, as no stock options had been granted since August, 2006. The closing price of our stock on September 8, 2008 was $0.20 and the value of the stock awards amounted to $41,200.

Effective September 8, 2008, we adopted a One Year Short-term Incentive Compensation Plan to provide the executive officers an opportunity to earn shares of our common stock as a bonus and in lieu of cash compensation upon the achievement by we of certain stipulated and targeted EBITDA amounts. The shares of common stock to be issued under this plan were based upon the closing stock price of our common stock as of June 30, 2009, which was $0.095. Based upon the reported EBITDA figures for the fiscal year ended June 30, 2009, 737,099 shares of our common stock were earned by the Executive Officers and were issued to the corporate officers at the end of September 2009. Under both issuances, the shares immediately vested upon issuance.

6.                                     DUE TO FACTOR

On March 17, 2009, we entered into an agreement with Benefactor Funding Corp. (“Benefactor”) whereby Benefactor agreed to factor our domestic accounts receivable invoices. The term of the agreement was originally for one year and was terminated early as of September 30, 2009 upon the securing of the Summit credit facility. In accordance with the terms of the agreement, Benefactor purchased the invoices that it approved for an initial payment of 85% (95% for the first 60 days of the agreement) of the amount of the invoice with the remaining 15% paid upon collection, less any deductions from the customer. Benefactor charged a fee of 1.4% of the gross amount of the invoice and a maintenance fee equal to ..05% per day (annual rate of 18.25%) on the unpaid invoice amounts outstanding in excess of 30 days from the purchase date. We had agreed, beginning March 17, 2009, to factor with Benefactor a minimum of $300,000 of invoices monthly. We were responsible for any invoices which remained unpaid after 91days or were subject to other defaults by the customer and this obligation was collateralized by us with a security interest granted to Benefactor on all assets. For the quarter ended September 30, 2009, when the agreement terminated, Benefactor advanced us $950,263 against invoices totaling $1,198,681. Fees paid to Benefactor for interest and other services for the quarter ended September 30, 2009 totaled $47,600.

In addition to the advances made by the Benefactor on accounts receivable, on March 17, 2009, Benefactor advanced us $250,000, collateralized by our inventories with a face value of $294,118. Benefactor charged a fee of 1.3% of the face value of the inventory and charged a maintenance fee equal to .043% per day (annual rate of 15.70%) on the unpaid advance in excess of 30 days from the initial advance. The amount remaining on this inventory advance was also paid off on September 30, 2009 as part of the Summit Financial financing.

As stated in Note 2 (e) above, the accounts receivable sold to Summit Financial are treated as a secured borrowing and  in the same manner as set forth above for Benefactor Funding Corporation. During the first quarter of fiscal 2010, we sold $702,908 of our accounts receivable invoices to Summit Financial for approximately $632,617. Fees paid to Summit for interest and other services for the quarter ended September 30, 2009 totaled $701.

7.                                     NOTES PAYABLE

Notes payable consist of the following at September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (6.25% as of September 30 and June 30, 2009) due in monthly installments with principal payments of $5,200 plus interest through August 2010	73,000	73,000

Convertible term note payable to institutional investors, net of discount of $449 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% as of September 30, 2009 and June 30, 2009), interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546 plus interest from December 1, 2007 through March 16, 2009, and via note modification dated February 3, 2009, due in monthly installments of $6.714 plus interest, collateralized by all assets of the company and a partial guarantee by an officer of the Company

	19,692	38,039

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of September 30, 2009) due in monthly installments with principal payments of $3,803.67 plus interest through September 2012 plus interest, collateralized by all assets of Corgenix	125,000	—
	217,692	111,039
Current portion, net of current portion of discount	(134,359)	(100,439)
Notes payable, excluding current portion and net of long-term portion of discount	$83,333	$10,600

The convertible notes payable restrict the payment of dividends on our common stock.

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

(a)                                  Forward-Looking Statements

This 10-Q includes statements that are not purely historical and are “forward-looking statements” within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All statements other than historical fact contained in this 10-Q, including, without limitation, statements regarding future capital guidance, acquisition strategies, strategic partnership expectations, technological developments, the development, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements.  All forward-looking statements included in this 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

(b)                                  General

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

Except for the fiscal year ending June 30, 1997 and 2009, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

Beginning in fiscal year 1996, we began adding third-party OM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

Although we have experienced growth in revenues every year since 1990, except for 2009 and 1997, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

(c)                                  FASB Codification

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The Codification does not change how we account for our transactions or the nature of related disclosures made in our financial statements. However, when referring to guidance issued by the FASB, we refer to topics in the ASC rather than the numbers of specific Standards, Statements, Interpretations, Positions, etc. Consequently, we have updated references to GAAP in this Quarterly Report on Form 10-Q, to reflect the guidance in the Codification.

(d)                                  Results of Operations

Three Months Ended September 30, 2009 compared to 2008

Net sales. Net sales for the quarter ended September 30, 2009 were $2,044,967 a 2.2% increase versus $2,001,896 in the same quarter of the prior fiscal year. Total North American sales increased $117,725 or 8.4% to $1,520,641 versus $1,402,916 in the prior year’s first quarter, while total sales to international distributors decreased $74,654 or 12.5% to $524,326 versus $598,980 in the prior year’s first quarter. With respect to our major revenue categories and product lines, total worldwide Corgenix labeled product sales decreased $236,692 or 15.1% to $1,326,929 versus $1,563,621 in the prior year’s first quarter. North American Corgenix labeled product sales decreased $124,007 or 11.5% to $957,385 versus $1,081,392 in the prior year’s first quarter, whereas international Corgenix labeled product sales decreased $112,685 or 23.4% to $369,544 versus $482,229 in the prior year’s first quarter. Worldwide category results were as follows: Phospholipids kit sales (including OEM) decreased $8,690 or 1.0% to $921,090 versus $929,780 in the prior year’s first quarter. Coagulation kit sales decreased $6,419 or 1.6% to $390,748 versus $397,167 in the prior year’s first quarter. HA kit sales decreased $113,079 or 36.7% to $194,899 versus $307,978 in the prior year’s first quarter, while autoimmune kit sales decreased $15,283 or 34.3% to $29,290 versus $44,573 in the prior year’s first quarter. Additionally, worldwide OEM revenues increased $101,034 or 67.7% to $252,539 versus $151,505 in the prior year’s first quarter, and contract manufacturing revenue increased $172,243 or 760.5% to $194,893 versus $22,650 in the prior year’s first quarter. R & D contract revenue decreased $10,357 or 13.8% to $64,473 versus $74,830 in the prior year’s first quarter. And finally, Aspirin Works sales increased $18,878 or 81.2% to $42,116 versus $23,238 in the prior year’s first quarter.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 45.4% for the quarter ended September 30, 2009 from 44.7% in the prior year’s comparable quarter. The increase was primarily attributable to increases in scrap and rework costs.

Selling and marketing expenses.  For the quarter ended September 30, 2009, selling and marketing expenses decreased $50,292 or 10.9% to $409,517 from $459,809 for the quarter ended September 30, 2008. The $50,292 decrease versus the prior year resulted primarily from decreases of $20,852 in labor-related expenses, $14,950 in consulting and outside services expenses, $54,680 in trade show and travel-related expenses, partially offset by a net increase of $40,190 in other selling and marketing expenses.

Research and developmenteExpenses. Research and development expenses decreased $57,120 or 27.5% to $150,359 for the quarter ended September 30, 2009, from $207,479 for the quarter ended September 30, 2008. The $57,120 decrease versus the prior year resulted primarily from decreases of $21,695 in clinical trial related expenses, $27,311 in labor-related expenses, $4,508 in travel-related expenses, and a net decrease of $3,606 in other research and development expenses.

General and administrative expenses. For the quarter ended September 30, 2009, general and administrative expenses decreased 11.5% or $61,496 to $471,939 from $533,435 for the quarter ended September 30, 2008. The $61,496 decrease versus the prior year resulted primarily from decreases of $5,636 in Corgenix-UK general and administrative expenses, $37,562 in labor-related expenses, $43,920 in consulting and outside services expenses, partially offset by a net increase of $25,622 in other general and administrative expenses.

Interest expense. Interest expense decreased $183,915, or 72.8% to $68,696 for the quarter ended September 30, 2009, from $252,611 for the quarter ended September 30, 2008. This substantial reduction in interest expense was due primarily to the accelerated write off in March 2009 of 92.3% of the unaccreted discount and unamortized deferred financing costs as a result of the payoff of the convertible notes as part of the Benefactor financing.

(e)                                  EBITDA

Our earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $91,689 or 102.2% to $181,376 for the three months ended September 30, 2009 compared with $89,687 for the corresponding three month period in fiscal 2009. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	Three Months
	Ended September 30
	2009	2008
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(6,752)	$(340,659)
Add back:
Depreciation and Amortization	107,459	110,014
Stock-based compensation expense	12,114	73,806
Interest expense, net of interest income	68,555	246,526
Adjusted EBITDA	$181,376	$89,687

(f)                                    Financing Agreement

On September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the “Summit Agreements”) with Summit Financial Resources, L.P., a Hawaii limited partnership (“Summit”).  We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Agreements with Summit provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

Under the Financing Agreement, we agree to sell all of our right, title and interest in and to accounts identified for purchase by Summit from time to time. The purchase price for each sold account equals the face amount of each account multiplied by the applicable advance rate, minus all interest and fees and charges as described in the Financing Agreement. In addition, interest will accrue on advances made by way of purchased accounts at the rate of prime plus 1.5% per annum until Summit receives payment in full on each account. If Summit does not receive full payment on a purchased account by the due date specified in the Financing Agreement, then we or our subsidiary (as applicable) must repurchase that account, and pay Summit the default interest rate until it is repaid.

During the initial fund period (which is the earlier of 120 days after the date of the Agreements, or the date of the second term loan advance), the advance rate on eligible accounts receivable will be 90%, and 85% thereafter, unless Summit elects in its discretion to apply a different percentage. On September 30, 2009, the initial advance to us from Summit on eligible accounts receivable amounted to $632,553, which represented 90% of eligible accounts receivable of $702,908.

The Financing Agreement is for a term of three years, renewable for additional one year terms unless we or Summit provide written notice of non-renewal at least 60 days prior to the end of the current financing period.  Except as otherwise provided in the Financing Agreement, we may also elect to terminate a financing period earlier and pay Summit a supplemental fee of 1% of the maximum credit line of $1,750,000. Among other fees and charges, we will also pay Summit a monthly administration fee equal to 1.45% of the average monthly balance of outstanding advances for each calendar month.

Pursuant to the Addendum to Financing Agreement, Summit may, in its sole discretion and without any duty to do so, elect from time to time to make advances based upon Acceptable Inventory, which is defined in the addendum to mean inventory approved for intended use by the Food and Drug Administration, among other criteria.

Advances based upon Acceptable Inventory may be made upon request so long as the aggregate amount of all advances based upon Acceptable Inventory outstanding and unpaid does not exceed the lesser of (a) Fifty Percent (50%) of the lower of book value, as determined in accordance with generally accepted accounting principles, of the Acceptable Inventory, (b) Four Hundred Fifty Thousand Dollars ($450,000), (c) Fifty Percent (50%) of Client’s outstanding Acceptable Accounts, and (d) together with the aggregate amount of all other outstanding Advances, the Maximum Credit Line. On September 30, 2009, the initial advance to us from Summit on Acceptable Inventory amounted to $351,454.

Advances based upon Acceptable Inventory are subject to the interest, fees and charges, and all terms and conditions applicable to an Advance under the Financing Agreement, including the administrative fee, except that the prime plus 1.5% advance interest rate on outstanding advances based upon Acceptable Inventory means the prime rate 2.75% per annum, as adjusted from time to time as of the date of any change in the prime rate.  All interest accrued on outstanding advances based upon Acceptable Inventory is due and payable monthly in arrears.

Summit may decline to make advances based upon Acceptable Inventory for any reason or for no reason, without notice, regardless of any course of conduct or past advances based upon Acceptable Inventory by Summit.

The Promissory Note provides us with up to $250,000 in the form of a term loan, due on September 30, 2012, payable in installments. We received Summit’s first advance of $125,000 at the closing of the Summit Agreements on September 30, 2009. When an equipment appraisal is completed, we will be eligible for a second advance equal to the lesser of one hundred twenty five thousand dollars ($125,000), or sixty percent (60%) of the net orderly liquidation value of Eligible Equipment, less the $125,000 already advanced. If the liquidation value of the equipment does not exceed $208,333, then we will not be eligible for a second advance.

The Promissory Note bears interest at an initial rate of prime plus 2.75% per annum, and adjusts with and as of the date of any change in the prime rate as reported in the Wall Street Journal. In addition, under the Loan and Security Agreement, we will pay Summit a monthly administration fee equal to 1.45% of the average outstanding monthly principal balance on the Promissory Note each month. The penalty default rate on the Promissory Note is prime plus 10% per annum.

Under the Loan and Security Agreement, we will pay Summit a fee equal to $2,250 for each month, or portion thereof, until an equipment appraisal has been completed.

We have used a portion of the initial advance to retire the debt evidenced by the Factoring and Security Agreement to Benefactor Funding Corp, a Colorado corporation. The payoff to Benefactor amounted $580,786.

Under the Summit Agreements, we made certain covenants, representations and warranties typical of a secured financing arrangement, and have agreed to report certain information to Summit.  Pursuant to the Summit Agreements, certain recourse events and events of default will trigger early payment obligations for us, and Summit has certain rights as a secured party in case of any default or recourse event.

Under the Summit Agreements, we have granted to Summit a security interest in, among other things, all inventory, accounts, equipment, goods and motor vehicles, all general intangibles, all chattel paper, any and all financial obligations payable to, owing to or in favor of us or held by us and all balances, deposits, debts or any other amounts or obligations of Summit owing to us, whether or not due.  In addition, our obligations under the Summit Agreements is also secured by the “Reserve,” which is cash collateral that Summit may fund by withholding amounts owing to us, or deducting amounts from collected payments on purchased accounts. The amount of the Reserve is set in Summit’s discretion.

We are required at all times to maintain eligible equipment so that the total, outstanding balance owing under the Promissory Note equals or is less than 60% of the net orderly liquidation value of the eligible equipment as set forth in the equipment appraisal.

The Loan and Security Agreement will continue in full force and effect for three years; however we may terminate early at any time by giving Summit not less than sixty days prior notice.

(g)                                 Liquidity and Capital Resources

During the first quarter of fiscal 2010 our working capital increased by $181,968, to $2,195,202 from $2,013,234 at June 30, 2009, and concomitantly, our current ratio (current assets divided by current liabilities) decreased from 1.69 to 1 at June 30, 2009 to 1.80 at September 30, 2009. This increase in working capital is primarily attributable to a reduced net loss in the first three months of fiscal 2010, complimented by the incremental proceeds of the Summit financing at September 30.

At September 30, 2009, trade and other receivables were $1,285,424 versus $1,339,409 at June 30, 2009, largely because  of a concerted collection effort initiated over the prior months. Accounts payable, accrued payroll and other accrued expenses decreased by $130,819 from the end of fiscal 2009 corresponding with the inventory loan payable from Summit, and the increase and timing of purchases of inventory and rise in receivables over that period. At September 30, 2009, inventories were $2,521,091, a slight decrease versus the $2,596,048 at June 30, 2009, in anticipation of planned production of finished goods inventory which were brought down over the same period as a result of increased sales of our diagnostic products.

For the three months ended September 30, 2009, cash provided by operating activities amounted to $197,867, versus cash used by operating activities of $212,075 for the three months ended September 30, 2008. The significant improvement in the cash provided by operations for the current three month period resulted primarily from the substantial reduction in the net loss for the period, plus the decrease in accounts receivable and inventories plus the increase in accrued liabilities.

Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $5,951 for the three months ended September 30, 2009, compared to $20,146 for the three months ended September 30, 2008. We have no significant capital expenditures planned for fiscal 2010.

Net cash provided by financing activities amounted to $5,788 for the three months ended September 30, 2009 compared to  $260,066 for the three months ended September 30, 2008. This increase versus the comparable prior year’s quarter was primarily due to the proceeds from the Summit Agreements offset by the payoff of the amount owed to Benefactor, in addition to the payments made on notes payable and capital lease obligations.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred stock, have aggregated $13,228,472, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed our operations primarily through long-term debt and the sales of common stock, redeemable common stock, and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts,  improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Management is forecasting continued revenue growth subsequent to this fiscal quarter, primarily generated from the continued evolution of the market for AspirinWorks along with the anticipated future FDA approval of AtherOx. Management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations.  Given the severe recessionary environment in which we find ourselves, there are significant short- term and potentially intermediate-term risks associated with the operating plan, and we might be forced to further modify the plan, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to eventually achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we may continue to incur operating losses for the next several quarters, as, given the current and foreseeable state of our economy, it will still take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow. In view of this, and in order to improve our liquidity and our operating results, we will also continue to strive to increase our revenues and reduce, where possible, our operating expenses.

Given the potential for a reduction in our future sales caused by the severe recession, management sought and has been successful in obtaining debt relief along with  a modification of the existing convertible notes from our two institutional convertible debt holders. This note modification was accomplished in conjunction with and addition to securing additional debt financing. On March 17, 2009, we reached agreement with the institutional convertible debt holders to waive previous defaults and to amend the original debt agreements which further enabled us to secure new debt financing from other sources. In addition,  on September 30, 2009 we were able to secure a $1,750,000 credit facility from Summit Financial Resources LLP, which we believe will serve us well in terms of serving as  long-term permanent financing. As a result of these recent debt financings, in addition to a stabilization and slight upturn of sales in the fourth fiscal quarter of last year plus the first quarter of the current fiscal year, and taking into consideration the forecasted results of operations and the resultant cash flow for the fiscal year ended June 30, 2010, management believes that we will have adequate resources to continue operations for longer than 12 months.

Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any new competitive products or pricing pressures affecting sales levels of our core products, or any significant expenses not anticipated nor included in our internal operating budget, could result in the need to raise additional cash. We have no arrangement for any additional external financing of debt or equity, other than the credit facility provided by Summit Financial Resources. In order to improve our operating cash flow, we continue the need to achieve profitability.

The Summit line of credit is expected to provide working capital which may be necessary to meet our needs over the next 12 months. Inn general, we have high quality trade accounts receivable which may be sold pursuant to the line of credit. The agreement for the line of credit has a term of three years expiring September 30, 2012; it is automatically renewed after that for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date. We have no intention to exercise this cancellation right, and the lender (Summit) has not given us any indication that they have any such intention.

(h)                                 Off -Balance Sheet Arrangements

None.

(i)                                    Contractual Obligations and Commitments

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

Item 4.

Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(b) or Rule 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Financial  Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective and ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting as of the end of the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Other Information

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under the Agreements, we issued to CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) 200,000 shares of our Series B Convertible Preferred Stock (“Series B”), with a liquidation preference of $50,000, which will be convertible into 800,000 shares of our common stock at the rate of $0.25 and issued to Truk Opportunity Fund, LLC, a Delaware company and Truk International Fund, LP, a Cayman Islands company (collectively “Truk”) 36,680 shares of our Series B Convertible Preferred Stock, with a liquidation preference of $9,170, which will be convertible into 146,720 shares of our common stock at the rate of $0.25. These securities were issued pursuant to an exemption from The Securities Act of 1933 registration requirements, specifically, Section 4(2) of the Securities Act of 1933. Truk and CAMOFI are both accredited investors, as defined in The Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

a. Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

10.1

A Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively the “Summit Agreements”), each entered into on September 30, 2009, by and between Summit Financial Resources, L.P., a Hawaii limited partnership and Corgenix Medical Corporation, a Nevada corporation and its wholly owned subsidiary, Corgenix, Inc. Each of these agreements were attached to the previous filed Form 8-K filed with the SEC on October 6, 2009, at SEC Accession No. 0001104659-09-057870.

10.2

The Second Modification of Secured Convertible Term Notes, entered in on January 29, 2009, by and between Corgenix Medical Corporation, a Nevada corporation and CAMOFI Master LDC, a Cayman Islands limited duration company (f/k/a “DCOFI Master LDC”), which was attached to the previously filed Form 8-K filed on February 5, 2009, at SEC Accession No. 0001104659-09-006755.

10.3

The Second Modification of Secured Convertible Term Notes, entered in on February 3, 2009, by and between Corgenix Medical Corporation, a Nevada corporation and Truk Opportunity Fund, LLC, a Delaware company and Truk International Fund, LP, a Cayman Islands company, which was attached to the previously filed Form 8-K filed on February 5, 2009, at SEC Accession No. 0001104659-09-006755.

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

	1.	Form 8-K filed August 4, 2009. Change in Directors or Principle Officers

	2.	Form 8-K filed October 6, 2009. Entry into a Material Definitive Agreement, Termination of a Material Definitive Agreement

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

November 12, 2009	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)