Form 10-Q
period 2009-12-31
CORGENIX MEDICAL CORP/CO
filed 2010-02-11
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of Common Stock outstanding was 31,034,299 as of February 5, 2010.

CORGENIX MEDICAL CORPORATION

December 31, 2009

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2009	June 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$661,675	$785,466
Accounts receivable, less allowance for doubtful accounts of $30,000 and $103,689 as of December 31, 2009 and June 30, 2009	1,206,266	1,339,409
Other receivables	64,088	—
Inventories	2,571,653	2,596,048
Prepaid expenses and other current assets	90,251	205,320
Total current assets	4,593,933	4,926,243
Equipment
Capitalized software costs	258,947	255,617
Machinery and laboratory equipment	1,024,848	1,024,848
Furniture, fixtures, leaseholds & office equipment	1,835,224	1,816,462
	3,119,019	3,096,927
Accumulated depreciation and amortization	(1,808,323)	(1,609,361)
Net equipment	1,310,696	1,487,566
Intangible assets:
Licenses	352,852	369,671
Other assets:
Deferred financing costs net of amortization of $1,955,108 and $1,929,008	7,526	24,595
Other assets	102,337	97,706
Total assets	$6,367,344	$6,905,781
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 7)	$74,641	$100,439
Current portion of capital lease obligations	147,439	203,506
Inventory loan payable	358,000	—
Due to factor (Note 6)	706,513	1,112,299
Accounts payable	676,806	858,887
Accrued payroll and related liabilities	321,327	369,824
Accrued liabilities-other	266,279	268,054
Total current liabilities	2,551,005	2,913,009
Notes payable, net of discount, less current portion (Note 7)	32,759	10,600
Capital lease obligations, less current portion	27,315	60,008
Deferred facility lease payable, excluding current portion (Note 2)	546,437	673,315
Total liabilities	3,157,516	3,656,932
Redeemable common stock, $0.001 par value. 385,125 and 412,633 shares issued and outstanding, aggregate redemption value of $218,751,and $234,376 (Note 4)	106,138	89,973

Redeemable preferred stock, $0.001 par value. 236,680 and 236,680 shares issued and outstanding, aggregate redemption value of $59,170, net of unaccreted dividends of $24,273 and $30,809 (Note 4)	51,465	45,863

Stockholders’ equity (Note 5):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 31,034,299 and 30,294,505 December 31 and June 30, respectively	30,676	29,881
Additional paid-in capital	18,689,206	18,595,066
Accumulated deficit	(15,637,813)	(15,525,451)
Accumulated other comprehensive income	(29,844)	13,517
Total stockholders’ equity	3,052,225	3,113,013
Total liabilities and stockholders’ equity	$6,367,344	$6,905,781

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended		Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(Unaudited)		(Unaudited)
Net sales	$1,959,452	$1,995,026	$4,004,419	$3,996,922
Cost of sales	884,509	840,927	1,813,858	1,736,233

Gross profit	1,074,943	1,154,099	2,190,561	2,260,689

Operating expenses:
Selling and marketing	419,695	476,495	829,212	936,304
Research and development	166,060	192,218	316,419	399,697
General and administrative	476,793	541,609	948,732	1,075,044
Total expenses	1,062,548	1,210,322	2,094,363	2,411,045

Operating income (loss)	12,395	(56,223)	96,198	(150,356)

Other income (expense):
Interest income	174	3,935	315	10,020
Loss on early extinguishment of debt	—	—	(22,000)	—
Interest expense	(96,410)	(216,086)	(165,106)	(468,697)
Total other income (expense).	(96,236)	(212,151)	(186,791)	(458,677)

Net loss	(83,841)	(268,374)	(90,593)	(609,033)
Accreted dividends on redeemable preferred and redeemable common stock	10,884	—	21,769	—

Net loss attributable to common shareholders	(94,725)	(268,374)	(112,362)	(609,033)

Net loss per share, basic and diluted	$ *(0.00)	$(0.01)	$ *(0.00)	$(0.02)

Weighted average shares outstanding, basic and diluted (note 2)	31,033,209	30,280,155	30,669,532	30,186,124

Net loss	$(83,841)	$(268,374)	$(90,593)	$(609,033)

Other comprehensive income (loss)-foreign currency translation	(11,847)	(15,354)	(43,361)	(48,233)

Total comprehensive loss	$(95,688)	$(283,728)	$(133,954)	$(657,266)

*Less than $0.01 per share

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the six months ended December 31, 2009

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2009	30,294,505	$29,881	$18,595,066	$(15,525,451)	$13,517	$3,113,013
Issuance of common stock for services	771,646	772	71,898	—	—	72,670
Compensation expense recorded as a result of stock options Issued	—	—	15,814	—	—	15,814
Issuance of common stock for license	23,164	23	2,525	—	—	2,548
Issuance of warrants for license	—	—	3,903	—	—	3,903
Cancellation of redeemable stock upon note pay down	(55,016)	—	—	—	—	—
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(21,769)	—	(21,769)
Foreign currency translation	—	—	—	—	(43,361)	(45,361)
Net loss	—	—	—	(90,593)	—	(90,593)
Balances at December 31, 2009	31,034,299	$30,676	$18,689,206	$(15,637,813)	$(29,844)	$3,052,255

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six months Ended
	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(90,593)	$(609,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	215,200	222,040
Accretion of discount on note payable	2,244	196,159
Common stock issued for services	2,646	53,014
Compensation expense recorded for stock options issued	15,814	54,254
Amortization of deferred financing costs	26,100	153,703
Changes in operating assets and liabilities:
Trade and other receivables, net	154,246	(46,790)
Inventories	21,182	(184,255)
Prepaid expenses and other assets, net	8,030	85,887
Accounts payable	(200,464)	(63,324)
Accrued payroll and related liabilities	30,545	(4,098)
Accrued interest and other liabilities	(136,456)	(149,972)

Net cash provided by (used in) operating activities	48,494	(292,415)

Cash flows used in investing activities:
Additions to equipment	(28,407)	(21,146)

Cash flows from financing activities:
Increase (decrease) in amount due to factor	(405,786)	—
Proceeds from inventory loan	358,000	—
Proceeds from issuance of notes payable	125,000	—
Payments on notes payable	(130,883)	(340,284)
Payments on capital lease obligations	(87,439)	(121,618)
Net cash used in financing activities	(141,108)	(461,902)

Net decrease in cash and cash equivalents	(121,021)	(775,463)
Impact of exchange rate changes on cash	(2,770)	(13,849)
Cash and cash equivalents at beginning of period	785,466	1,520,099
Cash and cash equivalents at end of period	$661,675	$730,787
Supplemental cash flow disclosures:
Cash paid for interest	$138,733	$108,258
Noncash investing and financing activities
Issuance of warrants for license	$3,903	$12,957
Issuance of stock for license	$2,548	$—
Equipment acquired under capital leases	$—	$48,821
Conversion of redeemable common stock to note payable	$—	$125,000
Common stock issued for accrued stock-based compensation	$70,024	$—
Accreted dividends on redeemable common and redeemable preferred stock	$1,768	$—

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)                                 Outlook

In fiscal 2010, we continue to be focused on accelerating the market launch of our AspirinWorks assay, beginning the market launch of our Anti-AtherOx Test Kit, submission of a 510(k) Premarket Notification to the FDA for our Atherox Test Kit, completing further clinical studies for our Hyaluronic Test Kit, and a Fibromyalgia test kit, and continuing the development and strategic collaboration towards the development of a group of products to detect potential bio-terrorism agents.

(b)                                 Recent Developments

As previously disclosed, on September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the “Summit Agreements”) with Summit Financial Resources, L.P., a Hawaii limited partnership (“Summit”).  We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Summit Agreements provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

The  Promissory Note payable to Summit, if funded in full, provided up to $250,000 in the form of a term loan, due on September 30, 2012, payable in monthly installments. Pursuant to this aspect of the Summit financing, we received Summit’s initial advance of $125,000 at the closing of the Summit Agreements on September 30, 2009. Further pursuant to the terms of this Promissory Note, when an equipment appraisal is completed, we would be eligible for a second advance equal to the lesser of one hundred twenty five thousand dollars ($125,000), or sixty percent (60%) of the net orderly liquidation value of Eligible Equipment, less the $125,000 already advanced. If the liquidation value of the equipment does not exceed $208,333, then we would not be eligible for a second advance, and would have to repay Summit for any calculated over-advance. Based upon the completed independent appraisal of the Eligible Equipment, the maximum amount of this term loan, based on the appraised net orderly liquidation value of the Eligible Equipment was determined to be $50,000. Thus, effective November 30, 2009, we executed an amended and restated promissory note, payable to Summit, in the amount of $96,835, which required us to repay to Summit $46,835 of the $96,835 in the month of December 2009 (which amount was in fact paid in December), with the remaining $50,000 to be paid via monthly installments of principal and interest totaling $1,647, commencing January 31, 2010 through September of 2012. As the appraisal in no way was meant to ascertain the fair market value of the equipment, no impairment of the value of the property and equipment was indicated by the appraisal.

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

(2)                                 Summary of Significant Accounting Policies

(a)                                 Application of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles (“GAAP”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ending December 31, 2009. The adoption of FASB ASC 105 did not impact our financial position or our results of operations.

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

(c)                                  Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Quarterly Report on Form 10-Q for the quarter and six months ended December 31, 2009.  The results of operations for the three and six months ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly our financial position at December 31, 2009 and the results of operations and our cash flows for the three and six months ended December 31, 2009 and 2008.

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

We have adhered to the guidance set forth in the Sale of Accounts Receivable Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), which provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. On September 30, 2009, we established a $1,750,000 credit facility, which includes an accounts receivable factoring line, with an asset-based lender (“Lender”) and secured by our accounts receivable, inventory, and all of our other assets. This credit facility enables us to sell selected accounts receivable invoices to the Lender with full recourse against us. Due to the full recourse provisions in the Summit Financing Agreement, and pursuant to the guidance as set forth in this Topic, these transactions do not qualify as a true sale of assets, and thus are treated as a secured borrowing. During the second fiscal quarter and initial six months of fiscal 2010, we sold $1,232,535 and $1,935,443 respectively, of our accounts receivable invoices to the Lender for approximately $997,813 and $1,630,430, respectively. As previously mentioned, pursuant to the provisions of this Topic, we reflected the transaction as a secured borrowing, as we had previously done with the sales of accounts receivable to Benefactor Funding Corporation. We have also established an accounts receivable from the Lender for the retained amount less the costs of the transaction and less any anticipated future loss in the value of the retained asset. The retained amount is initially equal to 10% of the total accounts receivable invoice sold to the Lender. The periodic interest expense and administrative fee assessed by the Lender on the amount owing, will be charged to interest expense and fees and will be credited against the accounts receivable due from the Lender. As of December 31, 2009, we have an outstanding retained receivable of $64,088 due from the Lender.

(f)                                    Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of December 31, 2009 or December 31, 2008. Components of inventories as of December 31 and June 30 are as follows:

	December 31,	June 30,
	2009	2009
Raw materials	$574,478	$589,025
Work-in-process	967,352	700,658
Finished goods	1,029,823	1,306,365
	$2,571,653	$2,596,048

(g)                                 Equipment and Software

Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. There was no equipment acquired under capital leases for the quarters ended December 31, 2009 and December 31, 2008 and for the six months ended December 31, 2009. For the six months ended December 2008, there was $19,542 worth of equipment acquired under capital leases. Depreciation and amortization expense, which totaled $107,742 and $112,026 for the quarters ended December 31, 2009 and December 31, 2008, respectively, and $215,200 and $222,040 for the six months ended December 31, 2009 and December 2008, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to our web site development, our

R & D statistical software, which were and are both amortized over three years, and our accounting software, which is being amortized over five years, beginning in March 2008.

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

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of December 31, 2009, we had a negative accrual of less than $1,000 with respect to the cumulative amount due to CCC. For the quarter and six month periods ended December 31, 2009, we issued to CCC 23,164 shares of our common stock and 75,000 warrants with an exercise price of $0.35, pursuant to this license agreement.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

(i)                                    Advertising Costs

Advertising costs are expensed when incurred, and are included in Selling and Marketing expenses. Advertising costs , which totaled $12,777and $35,020 for the quarters ended December 31, 2009 and December 31, 2008, respectively, and $22,849 and $66,738 for the six month periods ended December 31, 2009 and December 2008, respectively.

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

(l)                                    Research and Development

Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense totaled $166,060 and $192,218 for the quarters ended December 31, 2009 and December 31, 2008, respectively, and $316,419 and $399,697 for the six month periods ended December 31, 2009 and December 2008, respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2009 and 2008 provided for fees to us based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues totaled $113,557 and $58,816 for the quarters ended December 31, 2009 and December 31, 2008, respectively, and $178,030 and $133,645 for the six month periods ended December 31, 2009 and December 2008, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

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

(n)                                 Deferred Facility Lease Payable

Prior to occupying our headquarters facility in Broomfield, Colorado, the landlord expended a total of $1,052,140 for the tenant improvements. This amount was recorded as a charge to leasehold improvements and a credit to deferred facility lease payable, which is being amortized against rent expense over the 84 month period of the lease.

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

The application of the accounting principles set forth in the guidance of the Share-Based Payment Topic of the FASB ASC may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and we employ different assumptions in the application of these accounting principles in future periods, or if we decide to use a different valuation model, the compensation expense that we record in the future under these principles may differ significantly from what we have recorded in the current period and could materially affect our loss from operations, net loss and net loss per share.

(p)                                 Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock  totaling  36,442,537 and 37,703,968 shares as of December 31, 2009 and December 31, 2008, respectively, are not included in the calculation of weighted average common shares-diluted below, as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended December 31, 2009	3 Months ended December 31, 2008	6 Months ended December 31, 2009	6 Months ended December 31, 2008
Net loss	$(83,841)	$(268,374)	(90,593)	$(609,033)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	31,050,429	30,273,766	30,294,505	30,021,935
Weighted average common equivalent shares issued (retired) during the period	(17,220)	6,389	375,027	164,189

Weighted average common shares — basic and diluted	31,033,209	30,280,155	30,669,532	30,186,124

Net loss per share — basic and diluted	$ *(0.00)	$(0.01)	$ *(0.00)	$(0.02)

*Less than $0.01 per share

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

(s)                                   Liquidity

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred stock, have aggregated $13,336,045, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  At December 31, 2009, trade and other receivables were $1,270,354 versus $1,339,409 at June 30, 2009, largely because of a concerted collection effort initiated over the prior months.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts,  improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Although, management, based upon a bottoms-up, account by account and product line analysis,  is forecasting renewed revenue growth for the current fiscal year and subsequent years, there can be absolutely no assurance that this will actually be the case. Management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations.  Given the continued recessionary environment in which we find ourselves, there are significant short- term and potentially intermediate-term risks associated with the operating plan, and we might be forced to further modify the plan, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to eventually achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we may continue to incur operating losses for the next several months, as, given the current and foreseeable state of our economy, it will still take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow. In view of this, and in order to improve our liquidity and our operating results, we will also continue to strive to increase our revenues and reduce, where possible, our operating expenses.

Given the potential for a flattening or reduction in our future sales caused by the continued recession, management sought and has been successful in obtaining debt relief, which was preceded by a modification of the former convertible notes from our two previous institutional convertible debt holders. This note modification was accomplished in conjunction with and in addition to securing additional debt financing. On March 17, 2009, we reached agreement with the institutional convertible debt holders to waive previous defaults and to amend the original debt agreements which further enabled us to secure new debt financing from other sources. In addition, on December 31, 2009 we were able to secure a $1,750,000 credit facility from Summit Financial Resources LLP, which we believe will serve us well in terms of serving as long-term financing, until we are in a position to replace said financing with traditional commercial bank financing, if that should be made available to us.. As a result of these recent debt financings, in addition to a stabilization and slight upturn of sales in the fourth fiscal quarter of last year plus the initial six month period of the current fiscal year, and taking into consideration the internally forecasted results of operations and the resultant cash flow for the fiscal year ended June 30, 2010, management believes that we will have adequate resources to continue operations for longer than 12 months.

Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any new competitive products or pricing pressures affecting sales levels of our core products, or any significant expenses not anticipated nor included in our internal operating budget, could result in the need to raise additional cash. We have no arrangement for any additional external financing of debt or equity, other than the credit facility provided by Summit Financial Resources. In order to improve our operating cash flow, we continue the need to achieve overall corporate profitability.

The Summit line of credit is expected to provide working capital which may be necessary to meet our needs over the next 12 months. In general, we have high quality trade accounts receivable which may be sold pursuant to the line of credit. The agreement for the line of credit has a term of three years expiring September 30, 2012; it will be automatically renewed after that for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date.

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

Level 3—unobservable inputs.

The adoption of these provisions did not have a material effect on our financial condition and results of operations, but introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Money market funds	$325,708			$325,708
Total	$325,708			$325,708

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

The Subsequent Events Topic of the FASB ASC established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Recognized subsequent events should be recognized in the financial statements since the condition existed at the date of the balance sheet. Non recognized subsequent events are not recognized in the financial statements since the conditions arose after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance in this Topic, which includes a required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We have evaluated events through February 11, 2010, which is the date the financial statements were issued.

3.                                      SEGMENT INFORMATION

Our diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, our diagnostic medical products are sold wholesale through distributors.  Management has chosen to organize our business around the two geographic segments of business: North American and International operations. The following table sets forth selected financial data for these segments for the three and six month periods ended December 31, 2009 and 2008.

		Three Months Ended December 31,			Six Months Ended December 31,
		North America	International	Total	North America	International	Total
Net sales	2009	$1,393,818	$565,634	$1,959,452	$2,914,459	$1,089,960	$4,004,419
	2008	$1,456,603	$538,423	$1,995,026	$2,859,519	$1,137,403	$3,996,922

Net income (loss)	2009	$(219,718)	$135,877	$(83,841)	$(348,210)	$257,617	$(90,593)
	2008	$(416,701)	$148,327	$(268,374)	$(933,458)	$324,425	$(609,033)

Depreciation and	2009	$102,041	$5,701	$107,742	$203,845	$11,355	$215,200
Amortization	2008	$106,718	$5,308	$112,026	$213,290	$8,750	$222,040

Interest expense, net	2009	$(94,794)	$(1,616)	$(96,410)	$(161,857)	$(3,249)	$(165,106)
	2008	$(215,676)	$(410)	$(216,086)	$(467,396)	$(1,301)	$(468,697)

Segment assets:
December 31,	2009	$5,632,503	$734,841	$6,367,344	$5,632,503	$734,841	$6,367,344
June 30,	2009	$6,121,049	$784,732	$6,905,781	$6,121,049	$784,732	$6,905,781

4.                                      REDEEMABLE COMMON STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

(a)                                 Redeemable Common Stock and Warrants

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of our common stock for $500,000. Under the MBL agreement, MBL could require us to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. was terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which was equal to an aggregate amount of $500,000. These warrants were originally due to expire on July 3, 2008. The estimated fair value of the warrants upon issuance was calculated at $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair value of the respective instruments to the fair value of the aggregate transaction.  Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period prior to the first date whereupon  the put option could have been exercised, which was the expiration date of the distribution agreement between us and RhiGene (March 31, 2008). Furthermore, pursuant to the agreement with MBL, as long as MBL held at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of our equity securities, the liquidation or dissolution of the Company or the amendment of any provision of our Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

On March 31, 2005, our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which granted us non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 we executed an Amendment to the 2002 Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (3.25% as of December 31, 2009) plus two percent, with payments having commenced in September, 2005. The shares exchanged for the promissory note were returned to us quarterly on a pro rata basis as payments were made on the promissory note. The remaining 440,121 shares not covered by the promissory note were originally due to be redeemed by us at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL had not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2007 through August 1, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

On  July 15, 2008, we reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, in addition to entering into a Memorandum of Understanding Regarding Aspirin Works Distribution Rights in Japan, and to execute a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments added certain products and transfer prices, called for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, called for the payment by us of royalties on certain proprietary products, which included proprietary technology of MBL, and called for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, we agreed with MBL that the warrant term would be extended to August 1, 2010 and that one-half, or 220,086, of the remaining 440,171 redeemable shares will be exchanged for a two-year promissory note payable with interest at prime (3.25% as of December 31, 2009) plus two percent with payments commencing September 1, 2009. As a result of the warrant extension, additional unaccreted dividends on the redeemable common stock were created, which are being accreted over the period of the warrant extension, and are deducted in calculating net loss attributable to common stockholders on our statements of operations and comprehensive loss. The shares exchanged for the promissory note will be returned to us quarterly on a pro rata basis as payments are made on the promissory note. As of December 31, 2009, a total of 495,157 shares have been returned to us pursuant to the notes payable. The companies further agreed that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,101 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and we will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

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

5.                                     STOCKHOLDERS’ EQUITY

(a)                                 Employee Stock Purchase Plan

Effective January 1, 1999, we adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved our Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter and six months ended December 31, 2009, 11,378 and 34,547 shares, respectively, were issued under the plans. In the quarter and six months ended December 31, 2008, 17,665 and 25,052shares, respectively, were issued under the plans.

(b)                                 Incentive Stock Option Plan

Stock Options as of December 31, 2009

Our Amended and Restated 1999 Incentive Stock Plan and the 2007 Incentive Compensation Plan (the “Plan”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of December 31, 2009, and changes during the six months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2009	2,507,600	$0.16	43.90	$—
Granted	240,000	$0.099	83.5
Exercised	—	$—	—
Cancelled, expired or forfeited	(104,600)	$0.36	1.7
Options outstanding at December 31, 2009	2,643,000	$0.33	37.3	$—
Options exercisable at December 31, 2009	2,386,333	$0.36	39.7	$—

The total intrinsic value as of December 31, 2009 measures the difference between the market price as of December 31, 2009 and the exercise price. No options were exercised during the six months ended December 31, 2009. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2009, was approximately $4,399, which is expected to be recognized over a weighted average period of 36.0 months.

The weighted average per share fair value range of stock options granted during the six month periods ending December 31, 2009 was $0.099. There were no options granted during the six months ended December 31, 2008. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Six Months Ended
	December 31,		December 31,
Valuation Assumptions	2009	2008	2009	2008
Expected life	7years	N/A	7years	N/A
Risk-free interest rate	2.69%	N/A	2.69%	N/A
Expected volatility	84.7%	N/A	84.7%	N/A
Expected dividend yield	0%	N/A	0%	N/A

In addition to the stock options discussed above, we recognized no share-based compensation expense related to Restricted Stock awards in the current quarter or six month period and recognized $3,333 and $6,666 in related share-based compensation expense for the three and six month periods ended December 31, 2008.

As of December 31, 2009, there were also 33,799,537 warrants outstanding which have been issued to institutional investors, consultants, and employees, with exercise prices ranging in prices from $.23 to $.50 per share with a weighted average exercise price of $.35 per share. Of these warrants, none were newly or incrementally issued in the current quarter. However, 75,000 warrants were issued in the six months ended December 31, 2009 pursuant to the License Agreement with CCC, as noted above. Similarly, no warrants were issued in the quarter ended December 31, 2008, with 75,000 warrants newly or incrementally issued in the six months ended December 31, 2008.

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

6.                                     DUE TO FACTOR

On September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the “Summit Agreements”) with Summit Financial Resources, L P, a Hawaii limited partnership (“Summit”).  We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Agreements with Summit provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

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

During the initial funding period (which is the earlier of 120 days after the date of the Agreements, or the date of the second term loan advance), the advance rate on eligible accounts receivable will be 90%, and 85% thereafter, unless Summit elects in its discretion to apply a different percentage. On September 30, 2009, the initial advance to us from Summit on eligible accounts receivable amounted to $632,553, which represented 90% of eligible accounts receivable of $702,908.

As stated in Note 2 (e) above, the accounts receivable sold to Summit Financial are treated as a secured borrowing and  in the same manner as set forth above for Benefactor Funding Corporation. During the second quarter and initial six months of fiscal 2010, we sold $1,232,535 and $1,935,443, respectively, of our accounts receivable invoices to Summit Financial for approximately $997,813 and $1,630,430. Fees paid to Summit for interest and other services for the quarter and six months ended December 31, 2009 totaled $76,575 and $77,276, respectively.

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

The Original Promissory Note, payable to Summit, if funded in full, provided up to $250,000 in the form of a term loan, due on September 30, 2012, payable in monthly installments. Pursuant to this aspect of the Summit financing, we received Summit’s initial advance of $125,000 at the closing of the Summit Agreements on September 30, 2009. Further pursuant to the terms of this Promissory Note, when an equipment appraisal is completed, we would be eligible for a second advance equal to the lesser of one hundred twenty five thousand dollars ($125,000), or sixty percent (60%) of the net orderly liquidation value of Eligible Equipment, less the $125,000 already advanced. If the liquidation value of the equipment did not exceed $208,333, then we would not be eligible for a second advance, and would have to repay Summit for any calculated over-advance. Based upon the completed independent appraisal of the Eligible Equipment, the maximum amount of this term loan, based on the appraised net orderly liquidation value of the Eligible Equipment was determined to be $50,000. Thus, effective November 30, 2009, we executed an amended and restated promissory note, payable to Summit, in the amount of $96,835, which required us to repay to Summit $46,835 of the $96,835 in the month of December 2009, with the remaining $50,000 to the paid via monthly installments of principal and interest totaling $1,647 commencing January 31, 2010 through September of 2012.

We used a portion of the initial advance to retire the debt evidenced by the Factoring and Security Agreement to Benefactor Funding Corp, a Colorado corporation. The payoff to Benefactor amounted $580,786.

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

On March 17, 2009, we had entered into an agreement with Benefactor Funding Corp. (“Benefactor”) whereby Benefactor agreed to factor our domestic accounts receivable invoices. The term of the agreement was originally for one year and was terminated early as of September 30, 2009 upon the securing of the Summit credit facility.  For the three months ended September 30, 2009, when the agreement terminated, Benefactor advanced us $950,263 against invoices totaling $1,198,681.

In addition to the advances made by the Benefactor on accounts receivable, on March 17, 2009, Benefactor advanced us $250,000, collateralized by our inventories with a face value of $294,118.  The amount remaining on this inventory advance was also paid off on September 30, 2009 as part of the Summit Financial financing.

7.                                     NOTES PAYABLE

Notes payable consist of the following at December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of September 30 and June 30, 2009) due in monthly installments with principal payments of $5,200 plus interest through August 2010	$57,400	$73,000

Convertible term note payable to institutional investors, net of discount of $0 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% as of  December 31, 2009 and June 30, 2009), interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546 plus interest from December 1, 2007 through March 16, 2009, and via note modification dated February 3, 2009, due in monthly installments of $6,714 plus interest, collateralized by all assets of the company and a partial guarantee by an officer of the Company

	—	38,039

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of December 31, 2009) due in monthly installments with principal payments of $3,803.67 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2010, collateralized by all assets of Corgenix

	50,000	—
	107,400	111,039
Current portion, net of current portion of discount	(74,641)	(100,439)
Notes payable, excluding current portion and net of long-term portion of discount	$32,759	$10,600

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

Except for the fiscal years ending June 30, 1997 and 2009, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

Beginning in fiscal year 1996, we began adding third-party OM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

Although, as previously stated,  we have experienced growth in revenues every year since 1990, except for 2009 and 1997, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

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

(d)                                  Results of Operations

Three Months Ended December 31, 2009 compared to 2008

Net sales. Net sales for the quarter ended December 31, 2009 were $1,959,452 a 1.8% decrease versus $1,995,026 in the same quarter of the prior fiscal year. Total North American sales decreased $62,785 or 4.3% to $1,393,818 versus $1,456,603 in the prior year’s second quarter, while total sales to international distributors increased $27,211 or 5.1% to $565,634 versus $538,423 in the prior year’s second quarter. With respect to our major revenue categories and product lines, total worldwide Corgenix labeled product sales increased $15,402 or 1.1% to $1,447,069 versus $1,431,667 in the prior year’s second quarter. North American Corgenix labeled product sales increased $11,744 or 1.2% to $1,004,960 versus $993,216 in the prior year’s second quarter, whereas international Corgenix labeled product sales increased $3,658 or 1.0% to $442,109 versus $438,451 in the prior year’s second quarter. Worldwide category results were as follows: Phospholipids kit sales (including OEM) decreased $54,504 or 6.0% to $855,335 versus $909,839 in the prior year’s second quarter. Coagulation kit sales decreased $12,401 or 2.9% to $412,891 versus $425,292 in the prior year’s second quarter. HA kit sales decreased $12,187 or 5.2% to $222,826 versus $235,013 in the prior year’s second quarter, while autoimmune kit sales increased $18,755 or 48.2% to $57,656 versus $38,901 in the prior year’s second quarter. Additionally, worldwide OEM revenues decreased $48,721 or 18.4% to $215,424 versus $264,145 in the prior year’s second quarter, and contract manufacturing revenue decreased $45,356 or 45.0% to $55,447 versus $138,750 in the prior year’s second quarter. R & D contract revenue increased $54,742 or 93.1% to $113,557 versus $58,816 in the prior year’s second quarter. Finally, Aspirin Works sales increased $5,394 or 11.6% to $51,924 versus $46,530 in the prior year’s second quarter.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 45.1% for the quarter ended December 31, 2009 from 42.2% in the prior year’s comparable quarter. The increase was primarily attributable to one-time increases in scrap costs associated with a terminated contract manufacturing relationship.

Selling and marketing expenses.  For the quarter ended December 31, 2009, selling and marketing expenses decreased $56,800 or 11.9% to $419,695 from $476,495 for the quarter ended December 31, 2008. The $56,800 decrease versus the prior year resulted primarily from decreases of $22,242 in advertising expense, $11,262 in labor-related expenses, $10,019 in consulting and outside services expenses, and $10,692 in travel related expenses, partially offset by a net increase of $5,234 in other selling and marketing expenses.

Research and developmentExpenses. Research and development expenses decreased $26,158 or 13.6% to $166,060 for the quarter ended December 31, 2009, from $192,218 for the quarter ended December 31, 2008. The $26,158 decrease versus the prior year resulted primarily from decreases of $15,920 in clinical trial related expenses and $23,931in labor-related expenses, partially offset by a net increase of $13,693 in other research and development expenses.

General and administrative expenses. For the quarter ended December 31, 2009, general and administrative expenses decreased 12.0% or $64,816 to $476,793 from $541,609 for the quarter ended December 31, 2008. The $64,816 decrease versus the prior year resulted primarily from decreases of $6,462 in Corgenix-UK general and administrative expenses, $11,521 in labor-related expenses, $12,371 in consulting and outside services expenses, $10,371 in legal fees, 22,481 in aborted financing costs, and a net increase of $1,610 in other general and administrative expenses.

Interest expense. Interest expense decreased $119,676, or 55.4% to $96,410 for the quarter ended December 31, 2009, from $216,086 for the quarter ended December 31, 2008. The $119,676 reduction in interest expense was due primarily to the accelerated write off in March 2009 of 92.3% of the unaccreted discount and unamortized deferred financing costs as a result of the payoff of the convertible notes as part of the Benefactor financing.

Six  Months Ended December 31, 2009 compared to 2008

Net sales. Net sales for the six month period ended December 31, 2009 were $4,004,419 a less than 1% increase versus $3,996,922 for the comparable six month period of the prior fiscal year. Total North American sales increased $54,940 or 1.9% to $2,914,459 versus $2,859,519 for the prior year’s comparable six month period, while total sales to international distributors decreased $47,443 or 4.2% to $1,089,960 versus $1,137,403 for the prior year’s comparable six month period. With respect to our major revenue categories and product lines, total worldwide Corgenix labeled product sales decreased $221,288 or 7.4% to $2,774,000 versus $2,995,288 for the prior year’s comparable six month period. North American Corgenix labeled product sales decreased $112,262 or 5.4% to $1,962,346 versus $2,074,608 for the prior year’s comparable six month period, whereas international Corgenix labeled product sales decreased $109,026 or 11.8% to $811,654 versus $920,680 for the prior year’s comparable six month period. Worldwide category results were as follows: Phospholipids kit sales (including OEM) decreased $63,194 or 3.4% to $1,776,425 versus $1,839,619 for the prior year’s comparable six month period. Coagulation kit sales decreased $18,521 or 2.3% to $803,639 versus $822,459 for the prior year’s comparable six month period. HA kit sales decreased $125,265 or 23.1% to $417,725 versus $542,990 for the prior year’s comparable six month period, while autoimmune kit sales increased $3,472 or 4.2% to $86,946 versus $83,474 for the prior year’s comparable six month period. Additionally, worldwide OEM revenues increased $52,313 or 12.6% to $467,963 versus $415,650 for the prior year’s comparable six month period, and contract manufacturing revenue increased $126,887 or 102.8% to $250,339 versus $123,452 for the prior year’s comparable six month period. R & D contract revenue increased $44,385 or 33.2% to $178,030 versus $133,645 for the prior year’s comparable six month period. Finally, Aspirin Works sales increased $24,273 or 34.8% to $94,041 versus $69,768 for the prior year’s comparable six month period.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 45.3% for the six month period ended December 31, 2009 from 43.4% for the prior year’s comparable six month period. The increase was primarily attributable to increases in scrap and rework costs.

Selling and marketing expenses.  For the six month period ended December 31, 2009, selling and marketing expenses decreased $107,092 or 11.4% to $829,212 from $936,304 for the comparable six month period ended December 31, 2008. The $107,092 decrease versus the prior year resulted primarily from decreases of $43,890 in advertising expense, $26,211 in labor-related expenses, $23,784 in consulting and outside services expenses, and $41,595 in trade show and travel-related expenses, partially offset by a net increase of $28,388 in other selling and marketing expenses.

Research and developmentExpenses. Research and development expenses decreased $83,278 or 20.9% to $316,419 for the six month period ended December 31, 2009, from $399,697 for the comparable six month period ended December 31, 2008. The $83,278 decrease versus the prior year resulted primarily from decreases of $37,615 in clinical trial related expenses and $51,240 in labor-related expenses, partially offset by a net increase of $5,577 in other research and development expenses.

General and administrative expenses. For the six month period ended December 31, 2009, general and administrative expenses decreased $126,312 or 11.8% to $948,732 from $1,075,044 for the comparable six month period ended December 31, 2008. The $126,312 decrease versus the prior year resulted primarily from decreases of $49,085 in labor-related expenses, $52,110 in legal fees, consulting and outside services expenses, and $9,794 in patent renewal fees, and a net increase of $15,323 in other general and administrative expenses.

Interest expense. Interest expense decreased $303,591, or 64.8% to $165,106 for the six month period ended December 31, 2009, from $468,697 for the comparable six month period ended December 31, 2008. This substantial reduction in interest expense was due primarily to the accelerated write off in March 2009 of 92.3% of the unaccreted discount and unamortized deferred financing costs as a result of the payoff of the convertible notes as part of the Benefactor financing.

(e)                                  EBITDA

Our earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $37,217 or 41.7% to $126,482 for the three months ended December 31, 2009 compared with $89,265 for the corresponding three month period in fiscal 2009, and increased $128,906 or 72.0% to $307,858 for the six months ended December 31, 2009, compared with $178,952 for the corresponding six month period in fiscal 2009. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

RECONCILIATION OF ADJUSTED EBITDA:	3 Months ended December 31, 2009	3 Months ended December 31, 2008	6 Months ended December 31, 2009	6 Months ended December 31, 2008
Net loss	$(83,841)	$(268,374)	(90,593)	$(609,033)

Add back:
Depreciation and amortization	107,742	112,026	215,200	222,040
Stock-based compensation expense	6,345	33,462	18,460	107,268
Interest expense, net of interest income	96,236	212,151	164,791	458,677
Adjusted EBITDA	126,482	89,265	307,858	178,952

(f)                                    Financing Agreement

On September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the “Summit Agreements”) with Summit Financial Resources, L P, a Hawaii limited partnership (“Summit”).  We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Agreements with Summit provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

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

During the initial funding period (which is the earlier of 120 days after the date of the Agreements, or the date of the second term loan advance), the advance rate on eligible accounts receivable will be 90%, and 85% thereafter, unless Summit elects in its discretion to apply a different percentage. On September 30, 2009, the initial advance to us from Summit on eligible accounts receivable amounted to $632,553, which represented 90% of eligible accounts receivable of $702,908.

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

The Original Promissory Note, payable to Summit, if funded in full, provided up to $250,000 in the form of a term loan, due on September 30, 2012, payable in monthly installments. Pursuant to this aspect of the Summit financing, we received Summit’s initial advance of $125,000 at the closing of the Summit Agreements on September 30, 2009. Further pursuant to the terms of this Promissory Note, when an equipment appraisal is completed, we would be eligible for a second advance equal to the lesser of one hundred twenty five thousand dollars ($125,000), or sixty percent (60%) of the net orderly liquidation value of Eligible Equipment, less the $125,000 already advanced. If the liquidation value of the equipment did not exceed $208,333, then we would not be eligible for a second advance, and would have to repay Summit for any calculated over-advance. Based upon the completed independent appraisal of the Eligible Equipment, the maximum amount of this term loan, based on the appraised net orderly liquidation value of the Eligible Equipment was determined to be $50,000. Thus, effective November 30, 2009, we executed an amended and restated promissory note, payable to Summit, in the amount of $96,835, which required us to repay to Summit $46,835 of the $96,835 in the month of December 2009, with the remaining $50,000 to the paid via monthly installments of principal and interest totaling $1,647 commencing January 31, 2010 through September of 2012.

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

Under the Loan and Security Agreement, we paid Summit a fee equal to $2,250 for each month, or portion thereof, until the equipment appraisal was completed.

We used a portion of the initial advance to retire the debt evidenced by the Factoring and Security Agreement to Benefactor Funding Corp, a Colorado corporation. The payoff to Benefactor amounted $580,786.

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

Under the Summit Agreements, we granted to Summit a security interest in, among other things, all inventory, accounts, equipment, goods and motor vehicles, all general intangibles, all chattel paper, any and all financial obligations payable to, owing to or in favor of us or held by us and all balances, deposits, debts or any other amounts or obligations of Summit owing to us, whether or not due.  In addition, our obligations under the Summit Agreements is also secured by the “Reserve,” which is cash collateral that Summit may fund by withholding amounts owing to us, or deducting amounts from collected payments on purchased accounts. The amount of the Reserve is set in Summit’s discretion.

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

(g)                                 Liquidity and Capital Resources

At December 31, 2009, our working capital increased by $29,694, to $2,042,928 from $2,013,234 at June 30, 2009, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.69 to 1 at June 30, 2009 to 1.80 at December 31, 2009. This increase in working capital is primarily attributable to a reduced net loss for the six months ended December 31, 2009, complimented by the incremental proceeds of the Summit financing at September 30.

At December 31, 2009, trade and other receivables were $1,270,354 versus $1,339,409 at June 30, 2009, largely because of a concerted collection effort initiated over the prior months. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $306,375 from the end of fiscal 2009 corresponding with the Summit financing. At December 31, 2009, inventories were $2,571,653, a slight decrease versus the $2,596,048 at June 30, 2009.

For the six months ended December 31, 2009, cash provided by operating activities amounted to $48,494, versus cash used by operating activities of $292,415 for the six months ended December 31, 2008. The significant improvement in the cash provided by operations for the current six month period, resulted primarily from the substantial reduction in the net loss for the period, plus the decrease in accounts receivable and inventories.

Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $28,407 for the six months ended December 31, 2009, compared to $21,146 for the six months ended December 31, 2008. We have no significant capital expenditures planned for fiscal 2010.

Net cash used by financing activities amounted to $141,108 for the six months ended December 31, 2009 compared to $461,902 for the six months ended December 31, 2008. This significant decrease versus the comparable prior year’s six month period was primarily due to the proceeds from the Summit financing, which was partially offset by the payoff of the amount owed to Benefactor, which resulted in a large reduction in the amount due to factor, in addition to the payments made on notes payable and capital lease obligations.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred and redeemable convertible preferred stock, have aggregated $13,336,045, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed our operations primarily through sales of diagnostic products and agreements with strategic partners. Also, to supplement these sales, we have closed several financings, including the factoring of our trade accounts receivable, long-term debt and the sales of common stock, redeemable common stock, and preferred stock.

We have developed and are continuing to strive to implement an operating plan intended to eventually achieve sustainable profitability and positive cash flow from operations.  Key components of this plan include accelerating revenue growth and the cash to be derived from existing product lines as well as new diagnostic products, expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts,  improving operating efficiencies to reduce cost of sales, thereby improving gross margins, and lowering overall operating expenses.  Although management, based upon a bottom up, account by account and product line analysis,  is forecasting renewed revenue growth for the current fiscal year and subsequent years, there can be absolutely no assurance that this will actually be the case. Management has not yet achieved the necessary level of sales, cost of sales and operating efficiencies to achieve consistent profitability and positive cash flow from operations.  Given the continued recessionary environment in which we find ourselves, there are significant short- term and potentially intermediate-term risks associated with the operating plan, and we might be forced to further modify the plan, in order to achieve the goals of sustained profitability and positive cash flow from operations.

Although the operating plan is intended to eventually achieve sustainable profitability and positive cash flow from operations, it is possible that we may not be successful in our efforts.  Even with our operating plan, we may continue to incur operating losses for the next several months, as, given the current and foreseeable state of our economy, it will still take time for our strategic and operating initiatives to have a positive effect on our business operations and cash flow. In view of this, and in order to improve our liquidity and our operating results, we will also continue to strive to increase our revenues and reduce, where possible, our operating expenses.

Given the potential for a flattening or reduction in our future sales caused by the continued recession, management sought and has been successful in obtaining debt relief, which was preceded by a modification of the former convertible notes from our two previous institutional convertible debt holders. This note modification was accomplished in conjunction with and in addition to securing additional debt financing. On March 17, 2009, we reached agreement with the institutional convertible debt holders to waive previous defaults and to amend the original debt agreements which further enabled us to secure new debt financing from other sources. In addition, on December 31, 2009 we were able to secure a $1,750,000 credit facility from Summit Financial Resources LLP, which we believe will serve us well in terms of serving as long-term financing, until we are in a position to replace said financing with traditional commercial bank financing, if that should be made available to us. As a result of these recent debt financings, in addition to a stabilization and slight upturn of sales in the fourth fiscal quarter of last year plus the initial six month period of the current fiscal year, and taking into consideration the internally forecasted results of operations and the resultant cash flow for the fiscal year ended June 30, 2010, management believes that we will have adequate resources to continue operations for longer than 12 months.

Our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any new competitive products or pricing pressures affecting sales levels of our core products, or any significant expenses not anticipated nor included in our internal operating budget, could result in the need to raise additional cash. We have no arrangement for any additional external financing of debt or equity, other than the credit facility provided by Summit Financial Resources. In order to improve our operating cash flow, we continue the need to achieve overall corporate profitability.

The Summit line of credit is expected to provide working capital which may be necessary to meet our needs over the next 12 months. In general, we have high quality trade accounts receivable which may be sold pursuant to the line of credit. The agreement for the line of credit has a term of three years expiring September 30, 2012; it will be automatically renewed after that for 12 months unless either party elects to cancel in writing at least 60 days prior to the anniversary date.

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

On the following dates, we executed the following amendments to the Lease:

•                 December 1, 2006- The Second Amendment to the Lease Agreement (the “Second Amendment”) established July 6, 2006 as the date of the commencement of the Lease

•                 June 19, 2007- The Second Amendment to the Lease Agreement (the “Second Amendment”) redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot, and

•                 July 19, 2007- The Third Amendment to the Lease Agreement (the “Third Amendment”) established the base rent matrix for the period 11/28/2013 to 12/05/2013 which was inadvertently omitted in the Second Amendment.

The term of the Lease (the “Term”) is seven years and five months and commenced on July 6, 2006 with tenant options to extend the Term for up to two five-year periods.  We have a one time right of second refusal to lease contiguous premises.

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

Annual Shareholders Meeting held December 15, 2009

Proposal Number 1 — Election of Directors

Dr. Luis Lopez: 22,858,066 votes for; 954,161 votes withheld

Douglass T. Simpson: 22,856,066 votes for; 956,161 votes withheld

Robert Tutag: 22,910,408 votes for; 901,819 votes withheld

Dennis Walczewski: 22,077,680 votes for; 1,734,547 votes withheld

Larry G. Rau: 22,910,408 votes for; 901,819 votes withheld

C. David Kikumoto: 22,028,339 votes for; 1,783,888 votes withheld

Stephen P Gouze: 22,910,408 votes for; 901,819 votes withheld

Proposal Number 2 — Ratification of Hein & Associates

Approval:  21,906,982 votes for; 743,356 votes against; 161,889 votes abstain; 0 not voted.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

a. Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

(b)	Reports on Form 8-K.

	1.	Form 8-K filed October 6, 2009. Entry into a Material Definitive Agreement, Termination of a Material Definitive Agreement.

	2.	Form 8-K filed December 16, 2009. Other Events.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

February 11, 2010	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)