Form 10-Q
period 2010-03-31
CORGENIX MEDICAL CORP/CO
filed 2010-05-13
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock outstanding was 31,037,819 as of May 7, 2010.

CORGENIX MEDICAL CORPORATION

March 31, 2010

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$487,654	$785,466
Accounts receivable, less allowance for doubtful accounts of $30,000 and $103,689 as of March 31, 2010 and June 30, 2009	1,381,836	1,339,409
Other receivables	226,631	—
Inventories	2,527,781	2,596,048
Prepaid expenses and other current assets	92,386	205,320
Total current assets	4,716,288	4,926,243
Equipment
Capitalized software costs	258,947	255,617
Machinery and laboratory equipment	1,059,312	1,024,848
Furniture, fixtures, leaseholds & office equipment	1,847,719	1,816,462
	3,165,978	3,096,927
Accumulated depreciation and amortization	(1,908,765)	(1,609,361)
Net equipment	1,257,213	1,487,566
Intangible assets:
Licenses	347,610	369,671
Other assets:
Deferred financing costs net of amortization of $1,957,366 and $1,929,008	25,267	24,595
Other assets	99,653	97,706
Total assets	$6,446,031	$6,905,781
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 7)	$69,690	$100,439
Current portion of capital lease obligations	108,746	203,506
Inventory loan payable	320,000	—
Due to factor (Note 6)	837,035	1,112,299
Accounts payable	734,346	858,887
Accrued payroll and related liabilities	274,988	369,824
Accrued liabilities-other	280,738	268,054
Total current liabilities	2,625,543	2,913,009
Notes payable, net of discount, less current portion (Note 7)	28,281	10,600
Capital lease obligations, less current portion	16,922	60,008
Deferred facility lease payable, excluding current portion (Note 2)	501,706	673,315
Total liabilities	3,172,452	3,656,932
Redeemable common stock, $0.001 par value. 357,617 and 412,633 shares issued and outstanding, aggregate redemption value of $203,126,and $264,375 (Note 4)	114,222	89,973

Redeemable preferred stock, $0.001 par value. 236,680 and 236,680 shares issued and outstanding, aggregate redemption value of $59,170, net of unaccreted dividends of $21,472 and $30,809 (Note 4)	54,266	45,863

Stockholders’ equity (Note 5):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 31,036,059 and 30,294,505 March 31 and June 30, respectively	30,678	29,881
Additional paid-in capital	18,698,183	18,595,066
Accumulated deficit	(15,567,521)	(15,525,451)
Accumulated other comprehensive income	(56,249)	13,517
Total stockholders’ equity	3,105,091	3,113,013
Total liabilities and stockholders’ equity	$6,446,031	$6,905,781

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Net sales	$2,196,010	$2,032,024	$6,200,429	$6,028,946
Cost of sales	970,076	888,357	2,783,934	2,624,590

Gross profit	1,225,934	1,143,667	3,416,495	3,404,356

Operating expenses:
Selling and marketing	375,369	468,251	1,204,581	1,404,555
Research and development	190,155	172,513	506,574	572,210
General and administrative	514,183	563,963	1,462,914	1,639,007
Total expenses	1,079,707	1,204,727	3,174,069	3,615,772

Operating income (loss)	146,227	(61,060)	242,426	(211,416)

Other income (expense):
Other income (net)	94	80,933	409	90,953
Loss on early extinguishment of debt	—	—	(22,000)	—
Interest expense	(65,146)	(474,247)	(230,252)	(942,944)
Total other income (expense)	(65,052)	(393,314)	(251,843)	(851,991)

Net income (loss)	81,175	(454,374)	(9,417)	(1,063,407)
Accreted dividends on redeemable preferred and redeemable common stock	10,884	934	32,653	934

Net income (loss) attributable to common shareholders	$70,291	$(455,308)	$(42,070)	$(1,064,341)

Net income (loss) per share, basic and diluted	$ *0.00	$(0.02)	$ *(0.00)	$(0.04)

Weighted average shares outstanding, basic and diluted (note 2)	31,035,354	30,286,922	30,789,725	30,219,233

Net income (loss)	$81,175	$(454,374)	$(9,417)	$(1,063,407)

Other comprehensive(loss-foreign currency translation	(26,405)	(4,039)	(69,766)	(52,272)

Total comprehensive income (loss)	$54,770	$(458,413)	$(79,183)	$(1,115,676)

*Less than $0.01 per share

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the nine months ended March 31, 2010

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2009	30,294,505	$29,881	$18,595,066	$(15,525,451)	$13,517	$3,113,013
Issuance of common stock for services	773,406	774	72,055	—	—	72,829
Compensation expense recorded as a result of stock options Issued	—	—	24,634	—	—	24,634
Issuance of common stock for license	23,164	23	2,525	—	—	2,548
Issuance of warrants for license	—	—	3,903	—	—	3,903
Cancellation of redeemable stock upon note pay down	(55,016)	—	—	—	—	—
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(32,653)	—	(32,653)
Foreign currency translation	—	—	—	—	(69,766)	(69,766)
Net loss	—	—	—	(9,417)	—	(9,417)
Balances at March 31, 2010	31,036,059	$30,678	$18,698,183	$(15,567,521)	$(56,249)	$3,105,091

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(9,417)	$(1,063,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	326,302	333,989
Accretion of discount on note payable	2,244	322,273
Common stock issued for services	2,805	56,339
Accrued stock-based compensation	—	105,037
Compensation expense recorded for stock options issued	24,634	81,382
Amortization of deferred financing costs	28,358	457,918
Changes in operating assets and liabilities:
Trade and other receivables, net	(206,637)	(203,081)
Inventories	60,071	(277,377)
Prepaid expenses and other assets, net	(17,803)	53,928
Accounts payable	(127,415)	(55,288)
Accrued payroll and related liabilities	(15,997)	1,797
Accrued interest and other liabilities	(165,028)	(195,858)

Net cash used in operating activities	(97,883)	(382,348)

Cash flows used in investing activities:
Additions to equipment	(85,479)	(37,544)

Cash flows from financing activities:
Increase (decrease) in amount due to factor	(275,264)	809,920
Proceeds from inventory loan	320,000	—
Proceeds from issuance of notes payable	125,000	—
Payments on notes payable	(140,312)	(1,038,215)
Payments on capital lease obligations	(134,976)	(187,717)
Net cash used in financing activities	(105,552)	(416,012)

Net decrease in cash and cash equivalents	(288,914)	(835,904)
Impact of exchange rate changes on cash	(8,898)	(19,243)
Cash and cash equivalents at beginning of period	785,466	1,520,099
Cash and cash equivalents at end of period	$487,654	$664,952
Supplemental cash flow disclosures:
Cash paid for interest	$201,776	$151,993
Noncash investing and financing activities
Issuance of warrants for license	$3,903	$12,957
Issuance of stock for license	$2,548	$—
Equipment acquired under capital leases	$—	$43,538
Conversion of redeemable common stock to note payable	$—	$125,000
Common stock issued for accrued stock-based compensation	$70,024	$—
Warrant extensions as a result of debt modification	$—	$279,527
Accreted dividends on redeemable common and redeemable preferred stock	$32,653	$934

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

(b)                                 Recent Developments

On March 15, 2010, Corgenix UK Limited, a corporation incorporated in the United Kingdom (“Corgenix UK”) and a wholly owned subsidiary of Corgenix Medical Corporation (the “Company”), entered into a financing agreement with Faunus Group International. Inc. ,(“FGI”) (see also Note 6).

As previously disclosed, on September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the “Summit Agreements”) with Summit Financial Resources, L.P., a Hawaii limited partnership (“Summit”).  We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Summit Agreements provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit (see also Note 6).

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

In addition to our current products, we are actively developing new laboratory tests in other important diagnostic testing areas.  See “— Other Strategic Relationships.”  We manufacture and market to clinical laboratories and other testing sites worldwide.  Our customers include large and emerging health care companies such as Bio Rad Laboratories, Inc., Instrumentation Laboratories, Helena Laboratories and Diagnostic Grifols, S.A.

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

(2)                                 Summary of Significant Accounting Policies

(a)                                 Application of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles (“GAAP”), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ending March 31, 2010. The adoption of FASB ASC 105 did not impact our financial position or our results of operations.

(b)                                 Principles of Consolidation

The consolidated financial statements include the accounts of Corgenix Medical Corporation and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited (“Corgenix UK”). Corgenix UK was established as a United Kingdom company during 1996 to market our products in Europe. Transactions are generally denominated in U.S. dollars, but also invoices in Euros and British Pound Sterline. All amounts are converted into U.S. dollars upon consolidation of our financial statements..

(c)                                  Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year  ended June 30, 2009.  The results of operations for the three and nine months ended March 31, 2010 and March 31, 2009 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly our financial position at March 31, 2010 and the results of operations and our cash flows for the three and nine months ended March 31, 2010 and 2009.

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

On March 15, 2010, Corgenix UK entered into a financing agreement with FGI.  Under the Agreement, Corgenix UK agrees to sell all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI will advance funds to the Company. The Company will use the funds for working capital purposes and to continue to fund the operations of Corgenix UK.  The Company, and Corgenix, Inc., a wholly owned subsidiary of the Company, have guaranteed Corgenix UK’s obligations to FGI.

The purchase price for each account sold to FGI is 85% of the face amount of the account, less certain fees set forth in the Agreement.  An administrative fee of 1.15% of the average monthly balance of the purchased accounts (the “Administrative Fee”) will be payable monthly.  The Company will pay FGI a one-time facility fee of US$10,000 upon funding, and has already paid a US$10,000 deposit to reimburse FGI for actual expenses incurred in connection with FGI’s review and approval process as well as auditor fees, attorneys’ fees and expenses incurred in documenting the financing agreement.

On September 30, 2009, we established a $1,750,000 credit facility, which includes an accounts receivable factoring line, with Summit, secured by our domestic accounts receivable, inventory, and all of our other assets. This credit facility enables us to sell selected accounts receivable invoices to Summit with full recourse against us. Due to the full recourse provisions in both the FGI and the Summit Financing Agreements, and pursuant to the guidance as set forth in this Topic, these transactions do not qualify as a true sale of assets, and thus are treated as secured borrowings. During the third fiscal quarter and initial nine months of fiscal 2010, we sold $1,354,029 and $3,289,472 respectively, of our accounts receivable invoices to FGI and Summit (“the Lenders”) for approximately $1,167,099 and $2,908,933, respectively. As previously mentioned, pursuant to the provisions of this Topic, we reflected the transactions with the Lenders as secured borrowings, as we have previously done with the sales of accounts receivable to Benefactor Funding Corporation. We have also established an accounts receivable from the Lenders for the retained amounts, less the costs of the transactions, less any anticipated future loss in the value of the retained asset. The retained amounts are equal to 15% of the total accounts receivable invoice sold to the Lenders. The periodic interest expense and administrative fees assessed by the Lenders on the amounts owing, are charged to interest expense, and will be credited against the accounts receivable due from them. As of March 31, 2010, we have an outstanding retained receivable of $226,631 due from the Lenders.

(f)                                    Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of March 31, 2010 or March 31, 2009. Components of inventories as of March 31 and June 30 are as follows:

	March 31,	June 30,
	2010	2009
Raw materials	$469,875	$589,025
Work-in-process	1,023,746	700,658
Finished goods	1,034,160	1,306,365
	$2,527,781	$2,596,048

(g)                                 Equipment and Software

Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. There was no equipment acquired under capital leases for the quarters ended March 31, 2010 and there was $16,398 worth of equipment acquired under capital leases for the quarter ended March 31, 2009. For the nine months ended March 31, 2010 there was no equipment acquired under capital leases and for the nine months ended March 31, 2009, there was $43,538              worth of equipment acquired under capital leases. Depreciation and amortization expense, which totaled $111,102 and $111,949 for the quarters ended March 31, 2010 and March 31, 2009, respectively, and $326,302 and $333,989 for the nine months ended March 31, 2010 and March 31, 2009, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to our web site development, our R & D statistical software, which were and are both amortized over three years, and our accounting software, which is being amortized over five years, beginning in March 2008.

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

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of March 31, 2010, we had accrued $2,646 with respect to the cumulative amount due to CCC. For the quarter and nine month periods ended March 31, 2010, we issued to CCC 23,164 shares of our common stock and 75,000 warrants with an exercise price of $0.35, pursuant to this license agreement.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

(i)                                    Advertising Costs

Advertising costs are expensed when incurred, and are included in Selling and Marketing expenses. Advertising costs, which totaled $14,602 and $21,158 for the quarters ended March 31, 2010 and March 31, 2009, respectively, and $37,451 and $87,896 for the nine month periods ended March 31, 2010 and March 31, 2009, respectively.

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

(l)                                    Research and Development

Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense totaled $190,155 and $172,513 for the quarters ended March 31, 2010 and March 31, 2009, respectively, and $506,574 and $572,210 for the nine month periods ended March 31, 2010 and March 31, 2009, respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2010 and 2009 provided for fees to us based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues totaled $248,183 and $36,183 for the quarters ended March 31, 2010 and March 31, 2009, respectively, and $426,213 and $169,989 for the nine month periods ended March 31, 2010 and March 31, 2009, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

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

(o)                                 Stock-Based Compensation

In accordance with the guidance of the Share-Based Payment Topic of the FASB ASC, we account for share-based payments by measuring and recognizing the amount of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. Pursuant to this guidance, we estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. In further adherence to this guidance, we estimate any future forfeiture at the time of grant and revise these estimates, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

(p)                                 Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock, totaling 36,168,177 and 37,703,968 shares as of March 31, 2010 and March 31, 2009, respectively, are not included in the calculation of weighted average common shares-diluted below, as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended March 31, 2010	3 Months ended March 31, 2009	9 months ended March 31, 2010	9 months ended March 31, 2009
Net income (loss)	$81,175	$(454,374)	(9,417)	$(1,063,407)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	31,034,299	30,263,246	30,294,505	30,021,935
Weighted average common equivalent shares issued during the period	1,154	23,676	495,220	197,298

Weighted average common shares — basic and diluted	31,035,453	30,286,922	30,789,725	30,219,233

Net income (loss) per share — basic and diluted	$ *0.00	$(0.02)	$ *(0.00)	$(0.04)

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

(s)                                   Liquidity

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred stock, have aggregated $13,220,253, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  At March 31, 2010, trade and other receivables were $1,608,467 versus $1,339,409 at June 30, 2009.

We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity.  Key components of this plan include double digit revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses.  Towards these efforts, although we have been able to better control our operating expenses, we have not yet managed to generate continuously increasing sales at a rate sufficient to meet our plan, nor have we been successful in reducing our cost of sales to a percentage closer to that which we normally achieved prior to 2008.  As a result, even though our operating losses have been significantly reduced over the prior 18 months, if our sales continue to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to improve our liquidity and operating results, we are also continuing to assess alternative financing scenarios, while at the same time striving to increase our revenues and further reduce, where possible, our operating expenses.  Given the current lack of a resumption of former sales growth rates, there are significant short- term and potentially intermediate-term risks associated with the operating plan. Thus, we will undoubtedly be forced to secure either an equity placement or an additional debt financing, if available, while at the same time, further modify the plan, in order to maintain liquidity and achieve the goals of sustained profitability and positive cash flow from operations.

In order to further supplement our corporate liquidity and completely pay off our former convertible debt, on March 15, 2010 and September 30, 2009, we were able to secure both a $750,000 and a $1,750,000 credit facility from FGI and Summit respectively. Our current intention is to eventually be in a position to replace said financings with traditional commercial bank and/or equity financing, if either or both should be made available to us. Although the recent debt financings in conjunction with our current revised forecasts show that we should have adequate resources to continue operations for longer than 12 months, management believes that a further cash infusion either via an additional debt financing or an equity placement would give us better assurance that this will be the case.

As can clearly be seen from the above, our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any new competitive products or pricing pressures affecting sales levels of our core products, or any significant expenses not anticipated nor included in our internal operating budget, could further result in the need to raise additional cash. The Summit and FGI financings are expected to provide working capital which will be necessary to help meet our needs over the next 12 months via the sale of our high quality trade accounts receivable. Although we currently have no arrangement for any additional external financing of debt or equity, we continue to seriously explore all such possibilities, with the near-term intention of executing one or more of them.

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

Level 3—unobservable inputs.

The adoption of these provisions did not have a material effect on our financial condition and results of operations, but introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$200,757			$200,757
Total	$200,757			$200,757

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

The Subsequent Events Topic of the FASB ASC established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Recognized subsequent events should be recognized in the financial statements since the condition existed at the date of the balance sheet. Non recognized subsequent events are not recognized in the financial statements since the conditions arose after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance in this Topic, is effective for interim or annual periods ending after June 15, 2009. In connection with the preparation of our consolidated financial statements, we have evaluated subsequent events after the balance sheet date of March 31, 2010, through the filing of this report.

3.                                      SEGMENT INFORMATION

Our diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, our diagnostic medical products are sold wholesale through distributors, except in the UK, where they are sold direct.  Management has chosen to organize our business around the two geographic segments of business: North American and International operations. The following table sets forth selected financial data for these segments for the three and nine month periods ended March 31, 2010 and 2009.

		Three Months Ended March 31,			Nine months Ended March 31,
		North America	International	Total	North America	International	Total
Net sales	2010	$1,579,818	$616,192	$2,196,010	$4,494,277	$1,706,152	$6,200,429
	2009	$1,440,751	$591,273	$2,032,024	$4,300,270	$1,728,676	$6,028,946

Net income (loss)	2010	$(109,812)	$190,987	$81,175	$(458,068)	$448,651	$(9,417)
	2009	$(652,599)	$198,225	$(454,374)	$(1,586,102)	$522,695	$(1,063,407)

Depreciation and	2010	$102,807	$8,295	$111,102	$306,652	$19,650	$326,302
Amortization	2009	$106,859	$5,090	$111,949	$320,149	$13,840	$333,989

Interest expense, net	2010	$(63,454)	$(1,692)	$(65,146)	$(225,311)	$(4,941)	$(230,252)
	2009	$(473,871)	$(376)	$(474,247)	$(941,267)	$(1,677)	$(942,944)

Segment assets:
March 31,	2010	$5,677,178	$768,853	$6,446,031	$5,677,178	$768,853	$6,446,031
June 30,	2009	$6,121,049	$784,732	$6,905,781	$6,121,049	$784,732	$6,905,781

4.                                      REDEEMABLE COMMON STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

(a)                                 Redeemable Common Stock and Warrants

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Agreement, MBL purchased shares of our common stock for $500,000. Under the MBL agreement, MBL could require us to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. was terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock at a price of $.568 per share, which was equal to an aggregate amount of $500,000. These warrants were originally due to expire on July 3, 2008. The estimated fair value of the warrants upon issuance was calculated at $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair value of the respective instruments to the fair value of the aggregate transaction.  Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period prior to the first date whereupon the put option could have been exercised, which was the expiration date of the distribution agreement between us and RhiGene (March 31, 2009). Furthermore, pursuant to the agreement with MBL, as long as MBL held at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of our equity securities, the liquidation or dissolution of the Company or the amendment of any provision of our Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

On March 31, 2005, our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc. (“MBLI”), a wholly owned subsidiary of MBL, which granted us non-exclusive rights to distribute MBL’s complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 we executed an Amendment to the 2002 Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime (3.25% as of March 31, 2010) plus two percent, with payments having commenced in September, 2005. The shares exchanged for the promissory note were returned to us quarterly on a pro rata basis as payments were made on the promissory note. The remaining 440,121 shares not covered by the promissory note were originally due to be redeemed by us at $0.568 per share on August 1, 2008 for any shares still owned at that time by MBL but only to the extent that MBL had not realized at least $250,000 in gross proceeds upon the sales of its redeemable shares in the open market for the time period August 1, 2007 through August 1, 2008. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2008 and re-priced from $0.568 per share to $0.40 per share.

On  July 15, 2008, we reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, in addition to entering into a Memorandum of Understanding Regarding Aspirin Works Distribution Rights in Japan, and to execute a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments added certain products and transfer prices, called for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, called for the payment by us of royalties on certain proprietary products, which included proprietary technology of MBL, and called for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, we agreed with MBL that the warrant term would be extended to August 1, 2010 and that one-half, or 220,086, of the remaining 440,171 redeemable shares will be exchanged for a two-year promissory note payable with interest at prime (3.25% as of March 31, 2010) plus two percent with payments commencing September 1, 2009. As a result of the warrant extension, additional unaccreted dividends on the redeemable common stock were created, which are being accreted over the period of the warrant extension, and are deducted in calculating net loss attributable to common stockholders on our statements of operations and comprehensive loss. The shares exchanged for the promissory note will be returned to us quarterly on a pro rata basis as payments are made on the promissory note. As of March 31, 2010, a total of 495,157 shares have been returned to us pursuant to the notes payable. The companies further agreed that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,101 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and we will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

(b)                                 Redeemable Convertible Preferred Stock

On February 3, 2009, we entered into two agreements (the “Restructuring Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until March 31, 2010 (the “Maturity Date”). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

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

5.                                     STOCKHOLDERS’ EQUITY

(a)                                 Employee Stock Purchase Plan

Effective January 1, 1999, we adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved our Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter and nine months ended March 31, 2010, 1,760           and 36,307 shares, respectively, were issued under the plans. In the quarter and nine months ended March 31, 2009, 27,673 and 52,725 shares, respectively, were issued under the plans.

(b)                                 Incentive Stock Option Plan

Stock Options as of March 31, 2010

Our Amended and Restated 1999 Incentive Stock Plan and the 2007 Incentive Compensation Plan (the “Plan”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of March 31, 2010, and changes during the nine months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2009	2,507,600	$0.16	43.9	$—
Granted	240,000	$0.099	83.5
Exercised	—	$—	—
Cancelled, expired or forfeited	(307,600)	$0.45	0.0
Options outstanding at March 31, 2010	2,440,000	$0.32	44.3	$—
Options exercisable at March 31, 2010	2,440,000	$0.32	37.2	$—

The total intrinsic value as of March 31, 2010 measures the difference between the market price as of March 31, 2010 and the exercise price. No options were exercised during the nine months ended March 31, 2010. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2010, was approximately $4,399, which is expected to be recognized over a weighted average period of 36.0 months.

The weighted average per share fair value range of stock options granted during the nine month periods ending March 31, 2010 was $0.099. There were no options granted during the nine months ended March 31, 2009. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Nine Months Ended
	March 31,		March 31,
Valuation Assumptions	2010	2009	2010	2009

Expected life	7years	7 years	7years	7 years
Risk-free interest rate	2.69%	2.69%	2.69%	2.69%
Expected volatility	84.7%	84.7%	84.7%	84.7%
Expected dividend yield	0%	0%	0%	0%

In addition to the stock options discussed above, we recognized no share-based compensation expense related to Restricted Stock awards in the current quarter or nine month period and recognized $3,333 and $9,999 in related share-based compensation expense for the three and nine month periods ended March 31, 2009.

As of March 31, 2010, there were also 33,799,537 warrants outstanding which have been issued to institutional investors, consultants, and employees, with exercise prices ranging in prices from $.23 to $.50 per share with a weighted average exercise price of $.35 per share. Of these warrants, none were newly or incrementally issued in the current quarter. However, 75,000 warrants were issued in the nine months ended March 31, 2010 pursuant to the License Agreement with CCC, as noted above. Similarly, no warrants were issued in the quarter ended March 31, 2009, with 75,000 warrants newly or incrementally issued in the nine months ended March 31, 2009.

On September 8, 2008, the Board of Directors granted an equity award of 206,000 shares of common stock to our five officers in recognition of our achievements for the prior two years, as no stock options had been granted since August, 2006. The closing price of our stock on September 8, 2008 was $0.20 and the value of the stock awards amounted to $41,200.

Effective September 8, 2008, we adopted a One Year Short-term Incentive Compensation Plan to provide the executive officers an opportunity to earn shares of our common stock as a bonus and in lieu of cash compensation upon the achievement by us of certain stipulated and targeted EBITDA amounts. The shares of common stock to be issued under this plan were based upon the closing stock price of our common stock as of June 30, 2009, which was $0.095. Based upon the reported EBITDA figures for the fiscal year ended June 30, 2009, 737,099 shares of our common stock were earned by the Executive Officers and were issued to the corporate officers at the end of September 2009. Under both issuances, the shares immediately vested upon issuance.

6.                                     DUE TO FACTOR

On March 15, 2010, Corgenix UK entered into a financing agreement with FGI.  Under the Agreement, Corgenix UK agrees to sell all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI will advance funds to the Company. The Company will use the funds for working capital purposes and to continue to fund the operations of Corgenix UK.  The Company, and Corgenix, Inc., a wholly owned subsidiary of the Company, have guaranteed Corgenix UK’s obligations to FGI.

The purchase price for each sold account is 85% of the face amount of the account, less certain fees set forth in the Agreement.  An administrative fee of 1.15% of the average monthly balance of the purchased accounts (the “Administrative Fee”) will be payable monthly.  The Company will pay FGI a one-time facility fee of $10,000 upon funding, and has already paid an additional $10,000 deposit to reimburse FGI for actual expenses incurred in connection with FGI’s review and approval process as well as auditor fees, attorneys’ fees and expenses incurred in documenting the financing agreement.

Corgenix UK must maintain an average monthly net balance of funds advanced of no less than $200,000 during the term of the agreement.  If Corgenix UK does not sell at least $200,000 of account debt to FGI each month, then interest and fees will be applied to the difference between $200,000 and the amount of debt actually sold.  Interest will be charged on each advance at the greater of 8.5% per annum or 1.5% above the U.S. Prime Rate.  The maximum amount available for advance to the Company is $750,000. On March 31, 2010, the initial advance to us from FGI on eligible international accounts receivable amounted to $114,459 which represented  approximately 85% of international accounts receivable sold to them totaling $134,658.

The Agreement term is 36 months; however Corgenix UK may terminate the Agreement at any time after two years by giving FGI not less than ninety days prior written notice and paying a termination fee of $25,000.  FGI may terminate the Agreement at any time by giving Corgenix UK not less than thirty days prior written notice or without notice if any event of default or recourse event occurs.

On September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the “Summit Agreements”) with Summit.  We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Agreements with Summit provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

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

As stated in Note 2 (e) above, the accounts receivable sold to FGI and Summit (‘the Lenders”) are treated as a secured borrowing and  in the same manner as set forth above for Benefactor Funding Corporation. During the third quarter and initial nine months of fiscal 2010, we sold $1,354,029 and $3,289,472, respectively, of our accounts receivable invoices to the Lenders for approximately $1,167,098 and $2,908,933. Fees paid to the Lenders for interest and other services for the quarter and nine months ended March 31, 2010 totaled $57,566 and $134,132, respectively.

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

7.                                     NOTES PAYABLE

Notes payable consist of the following at March 31, 2010 and June 30, 2009:

	March 31, 2009	June 30, 2009

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of March 31, 2010 and June 30, 2009) due in monthly installments with principal payments of $5,200 plus interest through August 2010	$52,200	$73,000

Convertible term note payable to institutional investors, net of discount of $0 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% as of  March 31, 2010 and June 30, 2009), interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546 plus interest from December 1, 2007 through March 16, 2009, and via note modification dated February 3, 2009, due in monthly installments of $6,714 plus interest, collateralized by all assets of the company and a partial guarantee by an officer of the Company

	—	38,039

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of March 31, 2010) due in monthly installments with principal payments of $3,803.67 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2010, collateralized by all assets of Corgenix	45,771	—
	97,971	111,039
Current portion, net of current portion of discount	(69,690)	(100,439)
Notes payable, excluding current portion and net of long-term portion of discount	$28,281	$10,600

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

(d)                                  Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Net sales. Net sales for the quarter ended March 31, 2010 were $2,196,010 an 8.1% increase versus $2,032,024 in the same quarter of the prior fiscal year. Total North American sales increased $139,067 or 9.7% to $1,579,818 versus $1,440,751 in the prior year’s third quarter, while total sales to international distributors increased $24,919 or 4.2% to $616,192 versus $591,273 in the prior year’s third quarter. With respect to our major revenue categories and product lines, total worldwide Corgenix labeled product sales increased $49,505 or 3.3% to $1,559,988 versus $1,510,483 in the prior year’s third quarter. North American Corgenix labeled product sales decreased $43,906 or 4.0% to $1,065,273 versus $1,109,178 in the prior year’s third quarter, whereas international Corgenix labeled product sales increased $93,411 or 23.3% to $494,716 versus $401,305 in the prior year’s third quarter. Worldwide category results were as follows: Phospholipids kit sales (including OEM) decreased $8,913 or less than 1% to $957,484 versus $966,397 in the prior year’s third quarter. Coagulation kit sales decreased $16,620 or 4.3% to $371,778 versus $388,398 in the prior year’s third quarter. HA kit sales increased $37,292 or 15.9% to $271,689 versus $234,397 in the prior year’s third quarter, while autoimmune kit sales decreased $3,171 or 5.8% to $51,230 versus $54,401 in the prior year’s third quarter. Additionally, worldwide OEM revenues decreased $19,583 or 11.1% to $156,364 versus $175,947 in the prior year’s third quarter, and contract manufacturing revenue increased $2,027 or 2.2% to $95,577 versus $93,550 in the prior year’s third quarter. R & D contract revenue increased $211,839 or 582.9% to $248,183 versus $36,344 in the prior year’s third quarter. Finally, Aspirin Works sales increased $8,403 or 23.0% to $44,951 versus $36,548 in the prior year’s third quarter.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 44.2% for the quarter ended March 31, 2010 from 43.7% in the prior year’s comparable quarter. The increase was primarily attributable to a differentiation in the product sales mix for the quarter.

Selling and marketing expenses.  For the quarter ended March 31, 2010, selling and marketing expenses decreased $92,882 or 19.8% to $375,369 from $468,251 for the quarter ended March 31, 2009. The $92,882 decrease versus the prior year resulted primarily from decreases of $6,556 in advertising expense, $44,348 in labor-related expenses, $30,700 in consulting expenses, and $14,293 in travel related expenses, partially offset by a net increase of $3,015 in other selling and marketing expenses.

Research and developmentExpenses. Research and development expenses increased $17,642 or 10.2% to $190,155 for the quarter ended March 31, 2010, from $172,513 for the quarter ended March 31, 2009. The $17,642 increase versus the prior year resulted primarily from increases of $13,275 in convention related expenses, $4,770 in consulting expenses, and $11,632 in travel an entertainment expenses, partially offset by a net decrease of $12,035 in other research and development expenses.

General and administrative expenses. For the quarter ended March 31, 2010, general and administrative expenses decreased 8.8% or $49,780 to $514,183 from $563,963 for the quarter ended March 31, 2009. The $49,780 decrease versus the prior year resulted primarily from decreases of $4,212 in Corgenix-UK general and administrative expenses, $72,973 in labor-related expenses, $18,846 in outside services expenses, and $10,306 in patent renewal costs, partially offset by a net increase of $52,345 in other general and administrative expenses.

Interest expense. Interest expense decreased $409,101, or 86.3% to $65,146 for the quarter ended March 31, 2010, from $474,247 for the quarter ended March 31, 2009. The $409,101 reduction in interest expense was due primarily to the accelerated write off in March 31, 2009 of 92.3% of the unaccreted discount and unamortized deferred financing costs to interest expense as a result of the payoff of the convertible notes as part of the Benefactor financing.

Nine months ended March 31, 2010 compared to nine months ended March 31, 2009

Net sales. Net sales for the nine month period ended March 31, 2010 were $6,200,429, a 2.8% increase versus $6,028,946 for the comparable nine month period of the prior fiscal year. Total North American sales increased $194,007 or 4.5% to $4,494,277 versus $4,300,270 for the prior year’s comparable nine month period, while total sales to international distributors decreased $22,524 or 1.3% to $1,706,152 versus $1,728,676 for the prior year’s comparable nine month period. With respect to our major revenue categories and product lines, total worldwide Corgenix labeled product sales decreased $171,783 or 3.8% to $4,333,988 versus $4,505,771 for the prior year’s comparable nine month period. North American Corgenix labeled product sales decreased $156,168 or 4.9% to $3,027,618 versus $3,183,786 for the prior year’s comparable nine month period, whereas international Corgenix labeled product sales decreased $15,615 or 1.2% to $1,306,370 versus $1,321,985 for the prior year’s comparable nine month period. Worldwide category results were as follows: Phospholipids kit sales (including OEM) decreased $72,107 or 2.6% to $2,733,909 versus $2,806,016 for the prior year’s comparable nine month period. Coagulation kit sales decreased $35,442 or 2.9% to $1,175,416 versus $1,210,858 for the prior year’s comparable nine month period. HA kit sales decreased $87,974 or 11.3% to $689,414 versus $777,388 for the prior year’s comparable nine month period, while autoimmune kit sales increased $90,966 or 35.7% to $345,916 versus $254,950 for the prior year’s comparable nine month period. Additionally, worldwide OEM revenues increased $32,730 or 5.5% to $624,327 versus $591,597 for the prior year’s comparable nine month period, and contract manufacturing revenue increased $128,914 or 59.4% to $345,916 versus $217,002 for the prior year’s comparable nine month period. R & D contract revenue increased $256,224 or 150.7% to $426,213 versus $169,989 for the prior year’s comparable nine month period. Finally, Aspirin Works sales increased $32,676 or 30.7% to $138,992 versus $106,316 for the prior year’s comparable nine month period.

Cost of sales.  Cost of sales, as a percentage of sales, was essentially the same for the nine month period, at 44.9% for the nine month period ended March 31, 2010 from 43.5% for the prior year’s comparable nine month period. The increase was primarily attributable to a differentiation in the product sales mix for the period.

Selling and marketing expenses.  For the nine month period ended March 31, 2010, selling and marketing expenses decreased $199,974 or 14.2% to $1,204,581 from $1,404,555 for the comparable nine month period ended March 31, 2009. The $199,974 decrease versus the prior year resulted primarily from decreases of $50,445 in advertising expense, $70,560 in labor-related expenses, $62,017 in consulting expenses, and $46,468 in trade show and travel and entertainment expenses, partially offset by a net increase of $29,516 in other selling and marketing expenses.

Research and developmentExpenses. Research and development expenses decreased $65,636 or 11.5% to $506,574 for the nine month period ended March 31, 2010, from $572,210 for the comparable nine month period ended March 31, 2009. The $65,636 decrease versus the prior year resulted primarily from decreases of $44,932 in clinical studies expense and $64,727 in labor-related expenses, partially offset by a net increase of $44,023 in other research and development expenses.

General and administrative expenses. For the nine month period ended March 31, 2010, general and administrative expenses decreased $176,093 or 10.7% to $1,462,914 from $1,639,007 for the comparable nine month period ended March 31, 2009. The $176,093 decrease versus the prior year resulted primarily from decreases of $118,580 in labor-related expenses, $81,537 in outside services expenses, and $20,097 in patent renewal fees, partially offset by a net increase of $44,121 in other general and administrative expenses.

Interest expense. Interest expense decreased $712,692, or 75.6% to $230,252 for the nine month period ended March 31, 2010, from $942,944 for the comparable nine month period ended March 31, 2009. This substantial reduction in interest expense was due primarily to the accelerated write off in March 31, 2009 of 92.3% of the unaccreted discount and unamortized deferred financing costs to interest expense as a result of the payoff of the convertible notes as part of the Benefactor financing.

(e)                                  EBITDA

Our earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) decreased $71 or less than 1% to $266,308 for the three months ended March 31, 2010 compared with $266,379 for the corresponding three month period in fiscal 2009, but increased $128,836 or 28.9% to $574,167 for the nine months ended March 31, 2010, compared with $445,331 for the corresponding nine month period in fiscal 2009. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies.

A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended March 31, 2010	3 Months ended March 31, 2009	9 months ended March 31, 2010	9 months ended March 31, 2009
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$81,175	$(454,374)	(9,417)	$(1,063,407)

Add back:
Depreciation and amortization	111,102	111,949	326,302	333,989
Stock-based compensation expense	8,979	135,490	27,439	242,758
Interest expense, net of interest income	65,052	473,314	229,843	931,991
Adjusted EBITDA	266,308	266,379	574,167	445,331

(f)                                    Financing Agreements

On March 15, 2010, Corgenix UK Limited, a corporation incorporated in the United Kingdom (“Corgenix UK”) and a wholly owned subsidiary of Corgenix Medical Corporation (the “Company”), entered into a financing agreement with Faunus Group International. Inc. (“FGI”).  Under the Agreement, Corgenix UK agrees to sell all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI will advance funds to the Company. The Company will use the funds for working capital purposes and to continue to fund the operations of Corgenix UK.  The Company, and Corgenix, Inc., a wholly owned subsidiary of the Company, have guaranteed Corgenix UK’s obligations to FGI.

The purchase price for each sold account is 85% of the face amount of the account, less certain fees set forth in the Agreement.  An administrative fee of 1.15% of the average monthly balance of the purchased accounts (the “Administrative Fee”) will be payable monthly.  The Company will pay FGI a one-time facility fee of US$10,000 upon funding, and has already paid an additional US$10,000 deposit to reimburse FGI for actual expenses incurred in connection with FGI’s review and approval process as well as auditor fees, attorneys’ fees and expenses incurred in documenting the financing agreement.

Corgenix UK must maintain an average monthly net balance of funds advanced of no less than US$200,000 during the term of the agreement.  If Corgenix UK does not sell at least $200,000 of account debt to FGI each month, then interest and fees will be applied to the difference between $200,000 and the amount of debt actually sold.  Interest will be charged on each advance at the greater of 8.5% per annum or 1.5% above the U.S. Prime Rate.  The maximum amount available for advance to the Company is US$750,000.

Certain recourse events and events of default will trigger early payment obligations of Corgenix UK under the Agreement, and FGI has certain rights as a secured party in case of any default or recourse event.

Corgenix UK makes certain covenants, representations and warranties typical of a secured financing arrangement, and has agreed to report certain information to FGI.

Corgenix UK has granted to FGI a security interest in all of Corgenix UK’s assets.  The Company and Corgenix, Inc. will guarantee all of Corgenix UK’s obligations to FGI, and have each granted to FGI a security interest in their assets to support the guarantee.  All liens created against the Company and Corgenix, Inc. are subordinate to the prior security interests of Summit Financial Resources, LP pursuant to the terms of an intercreditor agreement.

The Agreement term is 36 months; however Corgenix UK may terminate the Agreement at any time after two years by giving FGI not less than ninety days prior written notice and paying a termination fee of $25,000.  FGI may terminate the Agreement at any time by giving Corgenix UK not less than thirty days prior written notice or without notice if any event of default or recourse event occurs.

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

(g)                                 Liquidity and Capital Resources

At March 31, 2010, our working capital increased by $77,511, to $2,090,745 from $2,013,234 at June 30, 2009, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.69 to 1 at June 30, 2009 to 1.80 at March 31, 2010. This increase in working capital is primarily attributable to a reduced net loss for the nine months ended March 31, 2010, complimented by the incremental proceeds of the Summit financing at September 30.

At March 31, 2010, trade and other receivables were $1,608,467 versus $1,339,409 at June 30, 2009. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $308,440 from the end of fiscal 2009 corresponding with the FGI and Summit financings. At March 31, 2010, inventories were $2,527,781, a slight decrease versus the $2,596,048 at June 30, 2009.

For the nine months ended March 31, 2010, cash used by operating activities amounted to $97,883, versus cash used by operating activities of $382,348 for the nine months ended March 31, 2009. The reduction in the cash used by operations for the current nine month period resulted primarily from the substantial reduction in the net loss for the period.

Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $85,479 for the nine months ended March 31, 2010, compared to $37,544 for the nine months ended March 31, 2009.

Net cash used by financing activities amounted to $105,552 for the nine months ended March 31, 2010 compared to $416,012 for the nine months ended March 31, 2009. This significant decrease versus the comparable prior year’s nine month period was primarily due to the proceeds from the FGI and Summit financings, which was partially offset by the payoff of the amount owed to Benefactor, which resulted in a large reduction in the amount due to factor, in addition to the payments made on notes payable and capital lease obligations.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on convertible preferred stock, have aggregated $13,220,253 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock.  We have also financed operations through sales of diagnostic products and agreements with strategic partners.  At March 31, 2010, trade and other receivables amounted to $1,608,467 versus $1,339,409 at June 30, 2009.

We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity.  Key components of this plan include double digit revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses.  Towards these efforts, although we have been able to better control our operating expenses, we have not yet managed to generate continuously increasing sales at a rate sufficient to meet our plan, nor have we been successful in reducing our cost of sales to a percentage closer to that which we normally achieved prior to 2008.  As a result, even though our operating losses have been significantly reduced over the prior 18 months, if our sales continue to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to improve our liquidity and operating results, we are also continuing to assess alternative financing scenarios, while at the same time striving to increase our revenues and further reduce, where possible, our operating expenses.  Given the current lack of a resumption of former sales growth rates, there are significant short- term and potentially intermediate-term risks associated with the operating plan. Thus, we will undoubtedly be forced to secure either an equity placement or an additional debt financing, if available, while at the same time, further modify the plan, in order to maintain liquidity and achieve the goals of sustained profitability and positive cash flow from operations.

In order to further supplement our corporate liquidity and completely pay off our former convertible debt, on March 15, 2010 and September 30, 2009, we were able to secure both a $750,000 and a $1,750,000 credit facility from FGI and Summit respectively. Our current intention is to eventually be in a position to replace said financings with traditional commercial bank and/or equity financing, if either or both should be made available to us. Although the recent debt financings in conjunction with our current revised forecasts show that we should have adequate resources to continue operations for longer than 12 months, management believes that a further cash infusion either via an additional debt financing or an equity placement would give us better assurance that this will be the case.

As can clearly be seen from the above, our dependence on operating cash flow means that risks involved in our business can significantly affect our liquidity. Any loss of a significant customer, any new competitive products or pricing pressures affecting sales levels of our core products, or any significant expenses not anticipated nor included in our internal operating budget, could further result in the need to raise additional cash. The Summit and FGI financings are expected to provide working capital which will be necessary to help meet our needs over the next 12 months via the sale of our high quality trade accounts receivable. Although we currently have no arrangement for any additional external financing of debt or equity, we continue to seriously explore all such possibilities, with the near-term intention of executing one or more of them.

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

Robert Tutag: 22,910,408 votes for; 901,819 votes withheld

Dennis Walczewski: 22,077,680 votes for; 1,734,547 votes withheld

Larry G. Rau: 22,910,408 votes for; 901,819 votes withheld

C. David Kikumoto: 22,028,339 votes for; 1,783,888 votes withheld

Stephen P Gouze: 22,910,408 votes for; 901,819 votes withheld

Proposal Number 2 — Ratification of Hein & Associates

Approval: 21,906,982 votes for; 743,356 votes against; 161,889 votes abstain; 0 not voted.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K.

a. Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

(b)	Reports on Form 8-K.

	1.	Form 8-K filed October 6, 2009. Entry into a Material Definitive Agreement, Termination of a Material Definitive Agreement.

	2.	Form 8-K filed December 16, 2009. Other Evens.

	3.	Form 8-K filed March 15, 2010. Entry into a Material Definitive Agreement.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

May 13, 2010	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)