Form 10-K
period 2010-06-30
CORGENIX MEDICAL CORP/CO
filed 2010-09-23
CIK 1063665

Use these links to rapidly review the document

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES Consolidated Financial Statements June 30, 2010 and 2009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        The issuer's revenues for its most recent fiscal year were: $8,258,170

        The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer was $2,357,789 as of December 31, 2009, the most recent second fiscal quarter, based on the closing price of $0.10 as reported on the OTCBB on June 30, 2010.

        The number of shares of Common Stock outstanding was 39,235,047 as of September 16, 2010.

        Transitional Small Business Disclosure Format. Yes ☐    No ☒

  Forward looking Statements

        This Form 10-K includes statements that are not purely historical and are "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this Form 10-K, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward looking statements. All forward looking statements included in this Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update such forward looking statements. Although we believe that the assumptions and expectations reflected in such forward looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

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
June 30, 2010
Form 10-K

PART I

Item 1.    Description of Business.

        Certain terms used in this annual report are defined in the Glossary that follows at the end of Part I.

Company Overview

        Corgenix Medical Corporation, which we refer to as Corgenix or the Company, was incorporated in Nevada on April 22, 1994, is engaged in the research, development, manufacture, and marketing of in vitro (outside the body) diagnostic products for use in disease detection and prevention. We currently sell diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. In the U.S. and the United Kingdom, we sell directly to these customers. Elsewhere in the world, we primarily sell to independent distributors that in turn sell to the laboratories and other customers.

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

Recent Developments

        On July 12, 2010 we entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with Financière Elitech SAS, a société par actions simplifiée organized under the laws of France ("Elitech"), and Wescor, Inc., a Utah corporation and subsidiary of Elitech ("Wescor"). In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to two million dollars ($2,000,000) of the Company's common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares. Also, in connection with the Common Stock Purchase Agreement, we entered into (i) a distribution agreement ("Master Distribution Agreement") with Elitech UK Limited, a private limited company formed under the laws of the United Kingdom ("Elitech UK Limited") and (ii) a joint product development agreement ("Joint Product Development Agreement") with Elitech. The details of the Common Stock Purchase Agreement, Master Distribution Agreement, and Joint Product Development Agreement are outlined below.

        The investment by Wescor will take place over a maximum of three tranches:

        First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested one million two hundred fifty thousand dollars ($1,250,000) to purchase 8,333,334 shares of the Company's common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. The Company entered into the Master Distribution Agreement with Elitech UK Limited and the Joint Product Development Agreement with Elitech, contemporaneously with the issuance of the First Tranche Shares.

        Second Tranche under the Common Stock Purchase Agreement—Pursuant to the Second Tranche of the Common Stock Purchase Agreement, Wescor will invest two hundred fifty thousand dollars ($250,000) to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 833,333 shares at $0.15 per share. As a condition to the closing of the Second Tranche, the Company will have effectively transferred its product distribution activity outside of North America from our subsidiary, Corgenix U.K. Ltd., to Elitech UK Limited.

        Third Tranche under the Common Stock Purchase Agreement—Pursuant to the Third Tranche of the Common Stock Purchase Agreement, Wescor will invest five hundred thousand dollars ($500,000) to purchase 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement will have determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

        In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into the Master Distribution Agreement with Elitech UK Limited, and we entered into the Joint Product Development Agreement with Elitech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK Limited became the exclusive distributor of the Company's Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix U.K. Ltd, assigned and/or transferred the economic benefit to Elitech UK Limited, and Elitech UK Limited assumed all of the obligations of the Company or Corgenix U.K. Ltd. under all distribution agreements executed by us or Corgenix U.K. Ltd., as the case may be, related to any distributor whose territory is outside of North America.

        Under the terms and conditions of the Joint Product Development Agreement, the Company and Elitech will work towards developing efficient technology for the commercialization of biochemical testing of substances related to human health. The goal of the co-development effort is the modification of certain of our assays for use in Elitech chemistry analyzers, serology instruments or other instruments, and the commercialization of those modified assays by Elitech and its affiliates. Phase I of the co-development is focused on the sharing and licensing of our assay technology to facilitate this purpose. The intent is that, in order to achieve joint development of our assays modified to be used with certain Elitech technology, all of our relevant assay technology will be available to Elitech and its affiliates to establish the broadest common immunoassay technology base to pursue co-development of new Corgenix assay technology. Such technology would include, for example, manufacturing know-how, testing and reliability information, visits to production facilities, and technical consultation, for which the burden of disclosure is reasonable.

        Wescor has the right to designate one individual for election or appointment to our Board of Directors, for so long as Wescor owns at least five percent of our outstanding common stock.

        After the First Tranche closed, through to the third (3rd) anniversary of the First Tranche's closing date, the rights and responsibilities of Wescor with respect to a potential change of control transaction by us will be governed by the Common Stock Purchase Agreement.

        Pursuant to the Common Stock Purchase Agreement, if our board determines to initiate the solicitation of offers or indications of interest in pursuing a Change of Control transaction, as defined therein, (without having first received an unsolicited offer from a third party) then the board will, consistent with its fiduciary duty to maximize shareholder value, design a process in consultation with legal counsel and any financial advisor the board elects. Wescor may participate in the process, on terms established by the Company's board to govern the solicitation of offers process. The terms of the process are further outlined in the Common Stock Purchase Agreement.

        Pursuant to the Common Stock Purchase Agreement, if our board receives an unsolicited third-party offer (or indication of interest in making an offer) with respect to a Change of Control transaction, we will provide written notice to Wescor. If our board elects to begin a process that could lead to a Change of Control then we will commence negotiations with the unsolicited bidder and with Wescor to seek the highest value available from those parties. The terms of the process are further outlined in the Common Stock Purchase Agreement.

        On March 15, 2010, Corgenix UK Limited entered into a financing agreement with Faunus Group International. Inc., ("FGI") (see also Note 6 to the Financial Statements).

        As previously disclosed, on September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the "Summit Agreements") with Summit Financial Resources, L.P., a Hawaii limited partnership ("Summit"). We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Summit Agreements provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

Our Business

  Introduction

        Our business includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We currently sell diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. We have developed and we manufacture most of our products at our Colorado facility, and we purchase what we refer to as OM (Other Manufacturers') products from other healthcare manufacturers for resale by us. All of these products are used in clinical laboratories for the diagnosis and/or monitoring of three important areas of health care:

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

        Internally and through collaborative arrangements, we are developing additional products that are intended to broaden the range of applications for our existing products and to result in the introduction of new products, such as AtherOx.

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

        Traditionally, diagnostic testing has been performed in large, high-volume commercial or hospital based laboratories using instruments operated by skilled technicians. Our products in a Microplate format are designed for such instrumentation and are marketed to these types of laboratories. The instrumentation and supportive equipment required to use our ELISA tests is relatively simple, and typically is used by a laboratory for many different products.

        The IVD industry is continuing to undergo major consolidation over the last few years. As a result, the industry is characterized by a small number of large companies or divisions of large companies that manufacture and sell numerous diagnostic products incorporating a variety of technologies. Even given the industry consolidation mentioned above, there continues to be many small diagnostic companies, which generally have limited resources to commercialize new products. As a result of technological fragmentation and customer support requirements, we believe that there may be a substantial competitive advantage for companies with unique and differentiated technologies that can be used to generate a broad menu of diagnostic products and that have developed successful customer support systems.

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

  •
  In fiscal 2009 our IgG anti-AtherOx test kit received clearance from the U.S. Food and Drug Administration ("FDA") and completed or made significant progress in the product development programs of several diagnostic products.

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

  •
  In fiscal 2010, we maintained the same level of sales and marketing management in our U.S. and European organization as in 2009.

  •
  Continue to Develop Strategic Alliances to Leverage Company Resources.  We have developed, and will continue to pursue, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage our technology, expand our product menu and maximize the use of our sales force.

  •
  In fiscal 2010, we made significant advances on several existing partnership programs, and have identified several new opportunities for fiscal 2011.

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

  Products and Markets

        We currently sell ELISA tests in major markets worldwide. To date, our sales force and distribution partners have sold over 12 million tests since we first received product marketing clearance from the FDA for the first anti-cardiolipin antibody test in 1990. Many peer reviewed medical publications, abstracts and symposia have been presented on the favorable technical differentiation of our tests over competitive products.

        To extend the product offering for current product lines, and to complement our premium priced, existing assays, we plan to add products from strategic partners. Our current product menu, commercialized under the trademarks "REAADS" and "Corgenix," includes the following:

  Autoimmune Disease Products

        Our ELISA Autoimmune Disease Product line consists of twenty-one products, including tests for antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO, PR3, Thyroglobulin, LKM-1, anti Ribosomal P, BP-180, DSG-1,

DSG-3, anti-polymer antibodies and thyroid peroxidase. In the fiscal year ended June 30, 2010, these products represented approximately 2.1% of our total product sales.

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

  Vascular Disease; Antiphospholipid Antibody Testing Products

        We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2010 represented approximately 43.9% of our total product sales. These include: aCL IgG, IgA, and IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-ß2-Glycoprotein I ("aß2GPI") IgG, aß2GPI IgA, and aß2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

        ELISA technology is typically used to measure the antibodies directed against membrane anionic phospholipids (i.e., negatively charged molecules such as cardiolipin and phosphatidylserine) or their associated plasma proteins, predominantly beta-2 glycoprotein 1). Antiphospholipid antibodies are associated with the presence of both venous and arterial thrombosis (clotting), thrombocytopenia (low platelet count that can result in bleeding), and recurrent miscarriage. These auto antibodies are frequently found in patients with systemic lupus erythematosis (SLE), and other autoimmune diseases, as well as in some individuals with no apparent previous underlying disease.

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

  Vascular Disease: Bleeding/Clotting Risk Factors

        We market twenty tests for bleeding and clotting risk factors, which in the fiscal year ended June 30, 2010, represented approximately 18.8% of our total product sales. We manufacture five products, and market others which are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, and Collagen Binding Assay. Corgenix UK also distributes twelve line of OM products for routine coagulation testing.

        These products are useful in the diagnosis of certain clotting and bleeding disorders including von Willebrand's Disease (Hemophilia B).

        Hemostasis (the normal stable condition in which there is neither excessive bleeding nor excessive clotting) is maintained in the body by the complex interaction of the endothelial cells of blood vessels, coagulation cells such as platelets, coagulation factors, lipids (cholesterol) and antibodies (auto antibodies). All play important roles in maintaining this hemostasis. In clinical situations in which an individual demonstrates excessive clotting or bleeding, a group of laboratory tests is typically performed to assess the source of the disorder using the products that we market.

  AspirinWorks

        The AspirinWorks® Test Kit is a simple urine test that measures an individual's response to aspirin dosage and allows physicians to adjust the dosage or recommend alternative therapy. AspirinWorks® sales represented approximately 2.5% of our total product sales. Recent reports indicate that up to 25% of individuals may be non-responsive to aspirin's benefits, and are more than three times more likely to die from heart disease.

  Liver Disease Products

        We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format which in the fiscal year ended June 30, 2010 represented approximately 11.7% of our total product sales. The product was distributed through the Chugai distribution network in Japan from 1996 to 2002, and has been distributed through Corgenix UK in the United Kingdom since 1998. On June 30, 2001, we signed a license agreement with Chugai (later assigned to Fujirebio) whereby we have co-exclusive rights to manufacture and market the HA product worldwide except in Japan. On December 12, 2008, the HA License Agreement was amended and extended until the expiration of all of the patents related to the HA License Agreement. See "—Chugai (Fujirebio) Strategic Relationship."

        Hyaluronic Acid is a component of the matrix of connective tissues, found in synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and leaks into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease, particularly Hepatitis C, due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement. In fiscal 2010, the the last of the patents related to the HA License Agreement expired.

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

        Our technology results in products generally demonstrating performance characteristics that exceed those of competitive testing procedures. Many testing laboratories worldwide subscribe to external quality control systems or programs conducted by independent, third party organizations. These programs typically involve the laboratory receiving unknown test samples on a routine basis, performing certain diagnostic tests on the samples, and providing results of their testing to the third party. Reports are then provided by the third party that tells the testing laboratory how it compares to other testing laboratories in the program. Several of our products are included in laboratory surveys periodically conducted by unaffiliated entities, and our products routinely demonstrate good performance and/or reproducibility when compared to other manufacturers included in such survey. Examples of such surveys include the April 2009 College of America Pathologists (CAP) survey and the UK NEQAS (UK National External Quality Assessment Service).

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

  Sales and Marketing

        We primarily market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in the U.S. through sales representatives (both employees and independent contractors). Internationally, our labeled products are sold through established diagnostic companies in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, and through sales representatives in Egypt, Finland, France, Germany, Greece, Guatemala, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Kuwait, Lebanon, Malaysia, Mexico, The Netherlands, Norway, Paraguay, Peru, Portugal, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Thailand, Turkey, the United Kingdom, and Uruguay. We are continually seeking opportunities which will provide access to additional markets worldwide. Our agreements with international distribution partners are on terms that are generally terminable by us if the distributor fails to achieve certain sales targets. Either the Company or the respective distributor, given the occurrence of certain events, has the right, by giving written notice to the other party, to terminate the distribution agreement. We have also established private label product agreements with several U.S. and European companies. We have international distribution headquarters in the United Kingdom and will add direct commercialization and distribution in selected additional countries as appropriate. For the fiscal year ended June 30, 2010, international sales represented approximately 27.4% of the Company's total sales.

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

  Quality System Regulations Requirements for Our Products

        In April 1999, we received ISO 9001:1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002, received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America. We have been re-certified annually since 2002. In fiscal 2009, we certified to ISO 13485:2003.

  Corgenix's Manufacturing Process Begins With the Qualification of Raw Materials

        Our manufacturing process begins with the qualification of raw materials. The microplates are then coated and bulk solutions prepared. The components and the microplates are checked for ability to meet pre-established specifications by our quality control department. If required, adjustments in the bulk solutions are made to provide optimal performance and lot-to-lot consistency. The bulk solutions are then dispensed and packaged into planned component configurations. The final packaging step in the manufacturing process includes kit assembly, where all materials are packaged into finished product. The finished kit undergoes one final performance test by our quality control department. Before product release for sale, our quality assurance department must verify that all quality control testing and manufacturing processes have been completed, documented and have met all performance specifications.

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

        Approximately 27.4% of our product revenues are derived from sales outside of the U.S. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have "CE" marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

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

        HA License Agreement.    On June 30, 2001, Corgenix and Chugai executed a license agreement, which we refer to as the HA License Agreement, with Chugai Diagnostic Science, Co., Ltd., a Tokyo based pharmaceutical company that subsequently merged into Fujirebio, Inc., a large Japanese diagnostic company based in Tokyo and a leader in the field of immunoserology. Corgenix was granted co-exclusive worldwide rights to manufacture and market the HA product (except in Japan). The HA License Agreement was initially for a five-year period with certain extension rights. On December 12, 2008, the HA License Agreement was amended and extended until the expiration of all of the patents related to the HA License Agreement. The HA License Agreement establishes certain performance requirements for Corgenix, and provides early cancellation of exclusivity if Corgenix does not meet those performance goals. The HA License Agreement is the only international distribution right currently granted by Chugai to Corgenix, and was formally assumed by Fujirebio. In fiscal 2010, the last of the patents related to the HA License Agreement had expired.

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

        In furtherance of the foregoing strategies, we maintain a revenue producing strategic relationship with Medical & Biological Laboratories Co., Ltd., ("MBL"). MBL is a medical diagnostic company located in Nagoya, Japan. In March 2002, we signed a distribution agreement with RhiGene, Inc., a Des Plaines, Illinois based company and wholly owned subsidiary of MBL, which granted us exclusive rights to distribute RhiGene's complete diagnostic line of autoimmune testing products in North and South America. The arrangement also provided us with rights to certain other international markets. In July 2002, MBL made a $500,000 strategic investment in the common stock of our Company. As part of the investment agreement, MBL has warrants to purchase additional shares of our common stock for a total potential investment of $1,000,000.

        On March 31, 2005, our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc., a wholly owned subsidiary of MBL ("MBLI"), which granted us non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide, excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime plus two percent (5.25% as of June 30, 2010) with payments having commenced in September, 2005. As of June 30, 2010, a total of 577,682 shares have been returned to us pursuant to the two notes payable. The shares exchanged for the promissory note will be returned to us quarterly on a pro rata basis as payments are made on the promissory note. The remaining 440,141 shares not covered by the promissory note were originally due to be redeemed by us at $0.568 per share on August 1, 2009 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sale of its redeemable shares in the open market for the time period August 1, 2006 through August 30, 2009. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2009 and re-priced from $0.568 per share to $0.40 per share.

        As of July 15, 2008, the Company reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, entered into a Memorandum of Understanding Regarding AspirinWorks Distribution Rights in Japan, and executed a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments add certain products and transfer prices, call for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, call for the payment by Corgenix of royalties on certain proprietary products, which include proprietary technology of MBL, and call for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, the Company and MBL, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, agreed that the warrant term was extended to August 1, 2010 and that one-half, or 220,071, of the remaining 440,171 redeemable shares were exchanged for a two-year promissory note payable with interest at prime plus two percent (5.25% as of June 30, 2010) with payments having commenced September 1, 2008. The applicable prime rate is adjusted on a monthly basis. Based on our recalculations of the fair value of the extended term warrants, we determined that the newly calculated value of said warrants did not materially increase in value as a result of this modification, and therefore, no adjustment to our financial statements was considered necessary. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As noted above, as of June 30, 2010, a total of 577,682 shares have been returned to us pursuant to the two notes payable. The companies further agreed that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,071 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and Corgenix will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share.

        On August 27, 2010, the Company entered into a Third Amendment to Common Stock Purchase Agreement and Warrant dated August 1, 2010 (the "Third Amendment") among the Company and MBL.

        Pursuant to the Third Amendment, the remaining 220,071 Purchased Shares have been exchanged for a two-year promissory note in the principal amount of $125,000 payable with interest at the prime rate plus two percent (the "Third Note") with payments to commence on September 1, 2010. The

Third Amendment also extends the Warrants to August 1, 2012 or until the principal balance of the Third Note is paid in full. The 220,071 Purchased Shares exchanged for the Third Note will be returned to the Company on a quarterly basis as payments are made on the Third Note.

        We have established OEM agreements with several international diagnostic companies, which in fiscal 2010 represented approximately 10.4% of our total sales. Under some of these agreements, we manufacture selected products in the same configuration as the Company's own products, under the partner's label for worldwide distribution. In other OEM agreements, the Company manufactures diagnostic kits according to the partner's unique specifications under the partner's label.

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

        Our technical staff is responsible for supporting current products on the market through scientific investigation, and is responsible for design transfer to manufacturing of all new products developed. They assess the performance and validate all externally sourced products in order to confirm that these products meet our performance and quality standards.

        The technical staff includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. We maintain facilities to support our development efforts at the Broomfield, Colorado headquarters. Group leaders are also skilled in planning and project management under FDA-mandated design control. See "—Regulation."

        During fiscal 2010 and 2009, we spent $647,103 and $753,523, respectively, for research and development. This decrease primarily involved decreases in the costs of clinical studies and labor related expenses. Of the fiscal 2010 expenses, approximately 94% of the expenditures for research and development expenses were internal expenditures exclusive of outside consultant and legal fees. In fiscal 2010, we expect expenditures for research and development to increase over fiscal year 2010 due to our responsibilities under the ELITech Joint Product Development Agreement. Research and development contract revenue (specific product development programs funded by a strategic partner) amounted to $614,448 and $221,038 for the 2010 and 2009 fiscal years ended June 30, respectively. The contract revenue in both fiscal years was derived from the Lasa Virus program mentioned below.

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

  Lassa Virus Program

        We have established a strategic collaboration with Tulane University ("Tulane") and other industry and academic partners, to develop a group of products to detect certain viruses identified as potential bio-terrorism agents. The work is being done under a grant from the National Institute of Allergy and Infectious Diseases ("NIAID"), the first of which began in September 2006. On July 10, 2009, we announced an expansion of the collaborative effort for developing test kits for viral hemorrhagic fever (VHF) detection.

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

        Our primary competitors include Inotech, the Werfin Group, DIASORIN, Diagnostica Stago, American Bioproducts, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Hemagen Diagnostics, Binding Site and IVAX Diagnostics (Diamedix). We compete against these companies and others on the basis of product performance, customer service, and price.

  Patents, Trade Secrets and Trademarks

        The AtherOx Technology Patents.    Through a Japanese collaboration, we have exclusive worldwide rights (except Japan) for the clinical testing market using the unique AtherOx technology. To date, we have four U.S. patents issued and one European patent issued for the AtherOx technology.

        The Antipolymer Antibody Patents.    The antipolymer (APA) assay which wemanufacture for our strategic partner Autoimmune Technologies,  LLC, is covered by an extensive group of worldwide patents and patents pending owned by Tulane University, which has granted Autoimmune Technologies exclusive worldwide rights. These rights expire the later of ten years after the first commercial sale in each country or the expiration of the respective country patent. We do not have any distribution rights for this product. All sales have been to the patent holder, Autoimmune Technologies, LLC for use in their clinical studies.

        Aspirin Effectiveness Technology Patents.    Our Aspirin Works product is covered by three worldwide patents (two in the United States and one in Europe) owned by McMaster University which has granted Corgenix exclusive worldwide rights. The Company and Cayman Chemical Company ("Cayman") have been issued and additional U.S. patent covering this technology.

        Patent applications in the U.S. are maintained in secrecy until patents are issued. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In fiscal 2010, the Company did not incur any costs to defend our patents. See "Part II. Item 6. Management's Discussion and Analysis—Forward Looking Statements and Risk Factors—Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

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

        The majority of our product sales, approximately 80% for the fiscal year ended June 30, 2010 and 84% for the fiscal year ended June 30, 2009, were products that utilized our proprietary technology and marketed under our REAADS trademark.

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

        Historically, we have been able to obtain 510(k) pre-market clearance in as little as 90 days from submission, but the process has taken longer in recent years and we antipate that it will continue to take much longer in the future. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. See "Part II. Item 6. Management's Discussion and Analysis—Forward looking Statements and Risk Factors—Governmental Regulation of Diagnostic Products."

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

  Employees (for Consolidated Entity)

        As of June 30, 2010, we employed 40 employees worldwide (41 employees in 2009). Of the current 40 employees, 36 are full-time, and 4 are part-time. Of these, 2 hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.

  Glossary

        antibody—a protein produced by the body in response to contact with an antigen, and having the specific capacity of neutralizing, hence creating immunity to, the antigen.

        anti-cardiolipin antibody (aCL)—a class of antiphospholipid antibody which reacts with a negatively charged phospholipid called cardiolipin or a phospholipid-cofactor complex; frequently found in patients with SLE and other autoimmune diseases; also reported to be significantly associated with the presence of both arterial and venous thrombosis, thrombocytopenia, and recurrent fetal loss.

        antigen—an enzyme, toxin, or other substance, usually of high molecular weight, to which the body reacts by producing antibodies.

        anti-phosphatidylserine antibodies (aPS)—a class of antiphospholipid antibody which reacts to phosphatidylserine; similar to aCL; believed to be more specific for thrombosis.

        antiphospholipid antibodies—a family of auto antibodies with specificity against negatively charged phospholipids, which are frequently associated with recurrent venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion in individuals with SLE or other autoimmune disease.

        antiphospholipid syndrome—a clinical condition characterized by venous or arterial thrombosis, thrombocytopenia, or spontaneous fetal abortion, in association with elevated levels of antiphospholipid antibodies and/or lupus anticoagulant.

        assay—a laboratory test; to examine or subject to analysis.

        auto antibody—an antibody with specific reactivity against a component substance of the body in which it is produced; a disease marker.

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

        We have historically entered into research and development agreements with collaborative partners, from which we derived revenues in past years. Pursuant to these agreements, our collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of our products. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could be forced to undertake such activities entirely at our own expense. The amount and timing of resources that any of these partners devotes to these activities may be based on progress by us in our product development efforts. Collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third- party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair our ability to deliver products on a timely basis.

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

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,208,445 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. At June 30, 2010, trade and other receivables amounted to $1,408,969 versus $1,339,409 at June 30, 2009.

        We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. Towards these efforts, the current fiscal year produced positive results in all of the aforementioned components, and management expects that we will be able to continue this success. However, if our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

        The $1,250,000 ELITech common stock investment in addition to the FGI $750,000 March 15, 2010 credit facility and the Summit $1,750,000 September 30, 2009 credit facility, in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

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

        Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations. These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and quarterly variation in our results of operations, may adversely affect the market price of our common stock. In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Such rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules.

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

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

  Proposal Number 1—Election of Directors

DIRECTOR	VOTES FOR	VOTES WITHHELD
Dr. Luis Lopez	22,858,066	954,161
Douglass T. Simpson	22,856,066	956,161
Robert Tutag	22,910,408	901,819
Dennis Walczewski	22,077,680	1,734,547
Larry G. Rau	22,910,408	901,819
C. David Kikumoto	22,028,339	1,783,888
Stephen P. Gouze	22,910,408	901,819

  Proposal Number 2—Ratification of Hein & Associates

VOTES FOR	VOTES WITHHELD	ABSTENTIONS	BROKER NON-VOTES
21,906,982	743,356	161,889	0

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the OTC Bulletin Board® under the symbol "CONX." On June 30, 2010, the closing price of our common stock on the OTC Bulletin Board® as reported by the OTC Bulletin Board® was $0.11.

        The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board®. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	Stock Price Ranges
Stock Price Dates	High	Low
Fiscal Year 2010
Quarter Ended:
September 30, 2009	$0.11	$0.07
December 31, 2009	$0.11	$0.09
March 31, 2010	$0.19	$0.09
June 30, 2010	$0.14	$0.09
Fiscal Year 2009
Quarter Ended:
September 30, 2008	$0.31	$0.17
December 31, 2008	$0.15	$0.05
March 31, 2009	$0.11	$0.06
June 30, 2009	$0.11	$0.06

        On June 30, 2010, there were 127 holders of record of our Common Stock.

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

 Corgenix Purchase of Equity Securities*

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
September 2009	27,508	$0.568	—	—
October 2009	27,508	$0.568	—	—
June 2010	55,016	$0.568	—	—

Total	110,032	$0.568	—	302,600

*
Repurchased from MBL pursuant to notes payable

Item 6.    Selected Financial Data.

        Not required.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

  General

        Since our inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market products covering autoimmune disorders, vascular diseases and liver disease. Our products are sold in the U.S., the UK and other countries through our marketing and sales organization that includes employee and contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

        We manufacture products for inventory based upon expected sales demand, usually shipping products to customers within 24 hours of receipt of orders if in stock. Accordingly, we do not operate with a customer order backlog.

        Except for the fiscal years ending June 30, 2009 and June 30, 1997, we have experienced revenue growth every year since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

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

        Although we have experienced growth in revenues every year since 1990, except for the fiscal 2009 and fiscal 1997, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

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

          Level 3—unobservable inputs.

        The adoption of these provisions did not have a material effect on our financial condition and results of operations, but introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$200,798			$200,798

Total	$200,798			$200,798

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

        The Company serves as a sub-contractor to Tulane University for several NIH funded grants and contracts related to development of diagnostics, vaccines and therapeutics for hemorrhagic fever viruses. Under the terms of the subcontracts, the Company invoices Tulane monthly for all allocable expenses incurred in support of the grants and contracts. This includes fully burdened salaries, supplies, production kits, travel and equipment. The Company serves as the principal investigator for an NIH funded two-year contract to develop recombinant diagnostic tests for the filoviruses (Ebola and Marburg), and has engaged three subcontractors (Tulane University, Autoimmune Technologies and the Scripps Research Institute) to assist in the development. Each month the subcontractors invoice the Company for allocable monthly expenses including fully burdened salaries, supplies and travel; the Company consolidates these expenses with its own allocable expense and invoices the NIH.

        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense for the years ended June 30, 2010 and 2009 totaled $647,103 and $753,523, respectively. Revenue from research and development contracts, as noted above, represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2010 and 2009 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues were $614,488 and $221,038 for the years ended June 30, 2010 and 2009, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

        Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

  Results of Operations

  Year Ended June 30, 2010 compared to 2009

        Net sales.    Net sales for the fiscal year ended June 30, 2010 were $8,258,170, a 2.4% increase from $8,063,557 for fiscal 2009. Total North American sales increased $270,740, or 4.7%, to $5,996,345 while total sales to international distributors decreased $76,126, or 3.3%, to $2,261,826, from $2,337,952 for the prior fiscal year. With respect to the Company's major revenue categories and product lines, North American direct product-only sales decreased $191,907 or 4.6%, to $4,028,236, whereas international direct product-only sales decreased $83,391, or 4.7%, to $1,711,668. Worldwide category results were as follows: Phospholipids kit sales decreased $115,337, or 3.1%, to $3,624,065. Coagulation kit sales decreased $155,599, or 9.1%, to $1,554,004. HA kit sales decreased $5,185 or less than 1%, to $965,398, while Autoimmune kit sales decreased $34,803 or 17.0%, to $169,826. AspirinWorks sales amounted to $202,375, a 40.6% increase over the $143,951 realized in the prior year. Additionally, worldwide OEM revenues increased $44,670, or 5.5%, to $858,772. Revenue from contract manufacturing increased $242,931, or 118.3%, to $448,284. Revenue from contract research and development increased $384,822, or 167.6%, to $614,488. Finally, non-product revenue decreased $202,513, or 40.5%, to $596,722.

        Cost of sales.    Cost of sales, as a percentage of sales, improved slightly for the fiscal year at 43.8% of sales for the fiscal year ended June 30, 2010, compared to 44.4% in fiscal 2009.

        Selling and marketing expenses.    For the fiscal year ended June 30, 2010, selling and marketing expenses decreased $294,963 or 15.8% to $1,575,471 from $1,870,434 in fiscal 2009. Material changes from the prior fiscal year included decreases in advertising expenses, labor related expenses, Corgenix-UK selling expenses, consulting and outside services, travel and entertainment expenses, and trade show expenses, partially offset by a net increase in the other selling and marketing expenses.

        Research and development expenses.    Research and development expenses decreased $106,420, or 14.1% to $647,103 for the fiscal year ended June 30, 2010, from $753,523 in fiscal 2009. This decrease primarily involved decreases in labor-related expenses and clinical studies expense, partially offset by net increases in other research and development expenses.

        General and administrative expenses.    For the fiscal year ended June 30, 2010, general and administrative expenses decreased $113,510 or 5.1% to $2,093,563 from $2,207,073 in fiscal 2009. This decrease was primarily attributable to decreases in aborted financing costs, consulting and outside services, labor-related expenses, and patent renewal fees, partially offset by net increases in other general and administrative expenses.

        Interest expense.    Interest expense decreased $980,161, or 75.3%, to $321,063 for the fiscal year ended June 30, 2010, from $1,301,224 in fiscal 2009. This substantial decrease was due primarily to the accelerated write off of 92.3% of the unaccreted discount and unamortized deferred financing costs to interest expense as a result of the payoff of the convertible notes as part of the Benefactor financing in the fiscal year ended June 30, 2009.

  EBITDA

        The Company's earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation ("Adjusted EBITDA") increased $412,240 or 102.1% to $815,981 for the fiscal year ended June 30, 2010 compared with $403,741 for the prior fiscal year ended June 30, 2009. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company's ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss as shown on the accompanying Statement of Operations can be made by eliminating depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense, if any, from the net loss and further eliminating any interest income from said net loss as in the following table:

	Fiscal Year Ended June 30,
	2010	2009
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$2,391	$(1,570,600)
Add back:
Depreciation and Amortization	439,028	448,018
Stock-based compensation expense	54,164	237,050
Interest income	(665)	(11,951)
Interest expense	321,063	1,301,224

Adjusted EBITDA	$815,981	$403,741

  Financing Agreements

        As previously noted, on July 12, 2010 we entered into a Common Stock Purchase Agreement with Elitech and Wescor, Inc. In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to two million dollars ($2,000,000) of the Company's common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares. Also, in connection with the Common Stock Purchase Agreement, we entered into a Master Distribution Agreement with Elitech UK Limited, and (ii) a Joint Product Development Agreement with Elitech. The details of the Common Stock Purchase Agreement, Master Distribution Agreement, and Joint Product Development Agreement are again outlined below.

        The investment by Wescor will take place over a maximum of three tranches:

        First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested one million two hundred fifty thousand dollars ($1,250,000) to purchase 8,333,334 shares of the Company's common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. The Company entered into the Master Distribution Agreement with Elitech UK Limited and the Joint Product Development Agreement with Elitech, contemporaneously with the issuance of the First Tranche Shares.

        Second Tranche under the Common Stock Purchase Agreement—Pursuant to the Second Tranche of the Common Stock Purchase Agreement, Wescor will invest two hundred fifty thousand dollars ($250,000) to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 833,333 shares at $0.15 per share. As a condition to the closing of the Second Tranche, the Company will have effectively transferred its product distribution activity outside of North America from our subsidiary, Corgenix U.K. Ltd., to Elitech UK Limited.

        Third Tranche under the Common Stock Purchase Agreement—Pursuant to the Third Tranche of the Common Stock Purchase Agreement, Wescor will invest five hundred thousand dollars ($500,000) to purchase 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement will have determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

        In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into the Master Distribution Agreement with Elitech UK Limited, and we entered into the Joint Product Development Agreement with Elitech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK Limited became the exclusive distributor of the Company's Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix U.K. Ltd, assigned and/or transferred the economic benefit to Elitech UK Limited, and Elitech UK Limited assumed all of the obligations of the Company or Corgenix U.K. Ltd. under all distribution agreements executed by us or Corgenix U.K. Ltd., as the case may be, related to any distributor whose territory is outside of North America.

        Under the terms and conditions of the Joint Product Development Agreement the Company and Elitech will work towards developing efficient technology for the commercialization of biochemical testing of substances related to human health. The goal of the co-development effort is the modification of certain of our assays for use in Elitech chemistry analyzers, serology instruments or other instruments, and the commercialization of those modified assays by Elitech and its affiliates. Phase I of the co-development is focused on the sharing and licensing of our assay technology to facilitate this purpose. The intent is that, in order to achieve joint development of our assays modified to be used with certain Elitech technology, all of our relevant assay technology will be available to Elitech and its affiliates to establish the broadest common immunoassay technology base to pursue co-development of new Corgenix assay technology. Such technology would include, for example, manufacturing know-how, testing and reliability information, visits to production facilities, and technical consultation, for which the burden of disclosure is reasonable.

        Wescor has the right to designate one individual for election or appointment to our Board of Directors, for so long as Wescor owns at least five percent of our outstanding common stock.

        After the First Tranche closed, through to the third (3rd) anniversary of the First Tranche's closing date, the rights and responsibilities of Wescor with respect to a potential change of control transaction by us will be governed by the Common Stock Purchase Agreement.

        Pursuant to the Common Stock Purchase Agreement, if our board determines to initiate the solicitation of offers or indications of interest in pursuing a Change of Control transaction, as defined therein, (without having first received an unsolicited offer from a third party) then the board will, consistent with its fiduciary duty to maximize shareholder value, design a process in consultation with legal counsel and any financial advisor the board elects. Wescor may participate in the process, on terms established by the Company's board to govern the solicitation of offers process. The terms of the process are further outlined in the Common Stock Purchase Agreement.

        Pursuant to the Common Stock Purchase Agreement, if our board receives an unsolicited third-party offer (or indication of interest in making an offer) with respect to a Change of Control transaction, we will provide written notice to Wescor. If our board elects to begin a process that could lead to a Change of Control then we will commence negotiations with the unsolicited bidder and with Wescor to seek the highest value available from those parties. The terms of the process are further outlined in the Common Stock Purchase Agreement.

        On March 15, 2010, Corgenix UK Limited entered into a financing agreement with FGI (see also Note 3 to the Financial Statements). Under the Agreement, Corgenix UK agrees to sell all of Corgenix UK's right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts. In exchange, FGI will advance funds to the Company. The Company will use the funds for working capital purposes and to continue to fund the operations of Corgenix UK. The Company, and Corgenix, Inc., a wholly owned subsidiary of the Company, have guaranteed Corgenix UK's obligations to FGI.

        The purchase price for each sold account is 85% of the face amount of the account, less certain fees set forth in the Agreement. An administrative fee of 1.15% of the average monthly balance of the purchased accounts (the "Administrative Fee") will be payable monthly. The Company paid FGI a one-time facility fee of $10,000 upon funding, and had already paid an additional $10,000 deposit to reimburse FGI for actual expenses incurred in connection with FGI's review and approval process as well as auditor fees, attorneys' fees and expenses incurred in documenting the financing agreement.

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

        As previously disclosed, on September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into the Summit Agreements with Summit. We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Summit Agreements provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

  Liquidity and Capital Resources

        At June 30, 2010, our working capital increased by $132,696, to $2,145,930 from $2,013,234 at June 30, 2009, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.69 to 1 at June 30, 2009 to 1.92 to 1 at June 30, 2010. This increase in working capital is primarily attributable to a reduced net loss for the fiscal year ended June 30, 2010, complimented by the incremental proceeds of the Summit financing at September 30.

        At June 30, 2010, trade and other receivables were $1,408,969 versus $1,339,409 at June 30, 2009. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $536,810 from the end of fiscal 2009. At June 30, 2010, inventories were $2,499,557, a slight decrease versus the $2,596,048 at June 30, 2009.

        For the fiscal year ended June 30, 2010, cash provided by operating activities amounted to $62,715, versus cash used by operating activities of $400,567 for the fiscal year ended June 30, 2009. The reduction in the cash used by operations for the current fiscal year resulted primarily from the substantial reduction in the net loss for the period.

        Net cash used in investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment was $101,955 for the fiscal year ended June 30, 2010, compared to $90,114 for the fiscal year ended June 30, 2009.

        Net cash used by financing activities amounted to $243,502 for the fiscal year ended June 30, 2010 compared to $229,180 for the fiscal year ended June 30, 2009. This decrease versus the comparable prior year was primarily due to the proceeds from the Summit inventory loan in addition to the net lower payments on notes payable and capital lease obligations.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,208,445 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. At June 30, 2010, trade and other receivables amounted to $1,408,969 versus $1,339,409 at June 30, 2009.

        We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. Towards these efforts, the current fiscal year produced positive results in all of the aforementioned components, and management expects that we will be able to continue this success. However, if our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

        The $1,250,000 ELITech common stock investment in addition to the FGI $750,000 March 15, 2010 credit facility and the Summit $1,750,000 September 30, 2009 credit facility, in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than the lease agreement described below.

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

Item 9(T).    Controls and Procedures.

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

Changes in internal controls

        There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the quarter ended June 30, 2010..

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

        To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in InternalControl—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2010.

        This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2010:

Name	Age	Position	Director/Officer Since
Luis R. Lopez	62	Chief Medical Officer and Director	1998
Douglass T. Simpson	62	President and Chief Executive Officer, Director	1998
Ann L. Steinbarger	57	Senior Vice President Sales and Marketing	1998
Taryn G. Reynolds	51	Vice President, Facilities and IT	1998
William H. Critchfield	64	Senior Vice President Finance and Administration and Chief Financial Officer	2000
Robert Tutag	68	Director	2005
Dennis Walczewski	62	Director	2006
Stephen P. Gouze	58	Chairman of the Board	2008
Larry G. Rau	64	Director	2006
C. David Kikumoto	60	Director	2006
David Ludvigson*	60	Director	2010

*
Director since July 7, 2010

        Luis R. Lopez, M.D., served as the Chief Executive Officer and Chairman of the Board of Directors of Corgenix from May 1998 until April 2006 when his title was changed to Chairman of the Board of Directors and Chief Medical Officer. In July 2009, Dr. Lopez stepped down from his role as Chairman. From 1987 to 1990, Dr. Lopez was Vice President of Clinical Affairs at BioStar Medical Products, Inc., a Boulder, Colorado diagnostic firm. From 1986 to 1987 he served as Research Associate with the Rheumatology Division of the University of Colorado Health Sciences Center, Denver, Colorado. From 1980 to 1986 he was Professor of Immunology at Cayetano Heredia University School of Medicine in Lima, Peru, during which time he also maintained a medical practice with the Allergy and Clinical Immunology group at Clinica Ricardo Palma in Lima. From 1978 to 1980 Dr. Lopez held a fellowship in Clinical Immunology at the University of Colorado Health Sciences Center. He received his M.D. degree in 1974 from Cayetano Heredia University School of Medicine in Lima, Peru. He is a clinical member of the American College of Rheumatology, and a corresponding member of the American Academy of Allergy, Asthma and Immunology. Dr. Lopez is licensed to practice medicine in Colorado, and is widely published in the areas of immunology and autoimmune disease.

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

        Taryn G. Reynolds has been a Vice President of Corgenix since May 1998. Mr. Reynolds joined Corgenix's operating subsidiary in 1992, serving first as Director of Administration, then as Managing Director, U.S. Operations. He has served as Vice President, Operations and in 1999, became Vice President, Facilities and Information Technology. Prior to joining Corgenix, Mr. Reynolds held executive positions at Brinker International, MJAR Corporation and M&S Incorporated, all Colorado based property, operational and financial management firms.

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

        Dennis Walczewski was appointed to the Company's Board of Directors in January, 2006. Mr. Walczewski's background consists of over 30 years experience in the Diagnostic and Biotechnology industries. Mr. Walczewski has held either management or executive positions in Promega, T-Cell Diagnostics, Endogen and Boehringer Manheim (now Roche). He has been employed by MBL international or MBLI for the previous five years and now is their Chief Executive Officer. Mr. Walczewski hold a B.S. in Chemistry from Suffolk University and an MBA from Indiana Wesleyan University. Per our arrangement with MBL, Mr. Walczewski is not compensated in cash by Corgenix for board meetings attended, but does, however, receive stock options in parallel with the independent members of our Board of Directors.

        Stephen P. Gouze was appointed to the Company's Board of Directors in February, 2008, and in July 2009, was elected Chairman of the Board of Directors. From 1998 through 2008, Mr. Gouze was President of DiaSorin, Inc., the U.S. subsidiary of a $250 million international diagnostic company, DiaSorin, S.p.A., a company focusing on hepatitis, endocrinology and instrumentation. From 1997 to 1998, Mr. Gouze was Vice President, Sales and Marketing of IncSTAR Corporation, the predecessor company of DiaSorin. From 1994 to 1997, Mr. Gouze was Vice President, Sales and Marketing for PathCor, Inc. (Medical Arts Laboratory), an Oklahoma City clinical testing laboratory. From 1989 to 1994, Mr. Gouze was the Director of Marketing of Sanofi Diagnostics Pasteur, a major international diagnostic company focusing on blood viruses, autoimmunity and allergies, and from 1987 to 1989, he was the Marketing Manager of Kallestad Diagnostics, Inc. (now part of BioRad Laboratories, Inc.), a predecessor division of Sanofi Diagnostics Pasteur. Mr. Gouze received a Bachelor of Science Degree in Medical Technology from the University of Wisconsin.

        Larry G. Rau was appointed to the Company's Board of Directors in March, 2006. Mr. Rau is currently and since 1995, has been President and CEO of Rau Financial Services, a Sioux Falls, South Dakota firm specializing in alternative investments such as 1031 property exchanges, Real Estate, Oil and Gas, and Medical Receivables in addition to stocks and fixed income investments. From 1986 to 1995, Mr. Rau was an investment executive with A.G. Edwards and UBS PaineWebber, and from 1968 to 1986, he worked in pharmaceutical sales and/or marketing for Cutter Labs, Baxter International and Fort Dodge Labs.

        C. David Kikumoto was appointed to the Company's Board of Directors in March, 2006. Mr. Kikumoto is the founder and is currently the Chief Executive Officer of Denver Management Advisors, a firm that has assembled leading team of health care cost containment specialists in the Rocky Mountain West, providing cost containment services to large employers, insurers, and healthcare providers. From 1999-2000, Mr. Kikumoto was the President and Vice Chairman at Anthem Blue Cross and Blue Shield, Colorado and Nevada. He led the merger of Blue Cross and Blue Shield to Anthem resulting in the creation of one of the largest private foundations in the State of Colorado. Mr. Kikumoto also provided strategic advice and counsel to the new leadership team and served as a liaison to customers, community leaders and regulators. From 1987-1999 Mr. Kikumoto served in several roles at Blue Cross and Blue Shield of Colorado, Nevada and New Mexico. From 1993-1999 Mr. Kikumoto was the President and Chief Executive Officer. He directed, developed and created one the first regional Blue Cross and Blue Shield Plans with total membership of 750,000 and annual premium income of $800 million. From 1991-1993 he was the Senior Vice President, Chief Marketing Officer. Mr. Kikumoto was responsible for the marketing and sales of health, life, dental and workers' compensation products in a threestate region while concurrently serving as the CEO of several subsidiary companies. During 1987-1991 Mr. Kikumoto was the Vice President, Alternative Delivery Systems. In that position, he managed health care costs in a three-state region through the development of alternatives to traditional health care models.

        David Ludvigson was appointed to the Company's Board of Directors in July 2010. Mr. Ludvigson is currently President of Knight-Ludvigson Advisors, a business consultancy firm in addition to being a Director of China Stem Cells since June of 2010. From 2003 until 2009, Mr. Ludvigson was an executive with Nanogen, Inc., a molecular and point of care diagnostics company. Mr. Ludvigson joined Nanogen full-time as Executive Vice President, Chief Financial Officer and Treasurer and was appointed to the position of President and Chief Operating Officer in June, 2004. Mr. Ludvigson was a director of Nanogen from 1996 until June 2003. Prior to joining Nanogen, he was President and Chief Executive Officer of Black Pearl, Inc. ("Black Pearl"), an event-based business intelligence software company, from November 2001 until January, 2003. Prior to Black Pearl, from August 2000 to January 2001, Mr. Ludvigson was President of InterTrust Technologies, a digital rights management software company. Prior to joining InterTrust Technologies, Mr. Ludvigson was a Senior Vice President and Chief Operating Officer of Matrix Pharmaceuticals, Inc. ("Matrix") from October 1999 to August 2000. In addition, from 1998 to August 2000 he was also the Chief Financial Officer of Matrix. From February 1996 to June 1998, Mr. Ludvigson was President and Chief Operating Officer of NeTpower. From 1992 to 1995, Mr. Ludvigson was Senior Vice President and Chief Financial Officer of IDEC Pharmaceuticals. Prior to that time, he served as Senior Vice President of Sales and Marketing for Conner Peripherals and as Executive Vice President, Chief Financial Officer and a director of MIPS Computer Systems, Inc., a RISC microprocessor developer and systems manufacturer. Mr. Ludvigson is also a Director of China Stem Cells Ltd. Mr. Ludvigson received a B.S. and an M.A.S. from the University of Illinois.

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

Audit Committee Report

        The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its responsibilities with respect to matters involving our accounting, financial reporting and internal control functions. The Audit Committee has sole authority to select our independent registered public accounting firm.

        Management is responsible for preparing the financial statements so that they comply with generally accepted accounting principles of the United States of America and fairly present our financial condition, results of operations and cash flows; issuing financial reports that comply with the requirements of the Securities and Exchange Commission; and establishing and maintaining adequate internal control structures and procedures for financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes.

        In this context, the Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee also has discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as currently in effect, as adopted by the Public Company Accounting Oversight Board (PCAOB) in Rule 3200T.

        Our independent registered public accounting firm also provided to the Audit Committee the written disclosures and letter required by the PCAOB, as currently in effect, and the Audit Committee has discussed with the independent registered public accounting firm that firm's independence. The Audit Committee has considered whether the independent registered public accounting firm's provision of non-audit services is compatible with maintaining the independence of the accountants.

        Based on the above discussion and review with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for filing with the SEC.

Code of Ethics

        We have adopted a written code of ethics that applies to our CEO and CFO. A copy of the code of ethics can be found on our website at www.Corgenix.com.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Based solely on our review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2010.

Item 11.    Executive Compensation.

        The following table shows how much compensation was paid by Corgenix for the last three fiscal years to our Principal Executive Officer, and the other two most highly compensated Executive Officers, for services rendered during such fiscal years (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($))	Nonequity Incentive Plan Comp ($)	All other Comp. ($)(1)	Total ($)
Douglass T. Simpson	2010	$209,470	$—	$20,947	$—	—	$16,985	$247,402
President, Chief Executive	2009	$209,094	$—	$12,380	$—	—	$21,338	$242,812
Officer	2008	$200,450	$—	$—	$—	—	$13,334	$213,784
Dr. Luis R. Lopez	2010	$188,623	$—	$14,147	$—	—	$13,419	$216,189
Chief Medical Officer	2009	$188,285	$—	$7,400	$—	—	$23,361	$219,046
	2008	$180,500	$—	$—	$—	—	$17,383	$197,883
William H. Critchfield,	2010	$180,502	$—	$13,538	$—	—	$13,099	$207,139
Senior Senior Vice President	2009	$180,106	$—	$9,900	$—	—	$20,038	$210,044
Finance and Administration	2008	$171,000	$—	$—	$—	—	$13,334	$184,334
and CFO

(1)
We paid each executive officer an automobile allowance of $500 per month in 2010, 2009 and 2008, in addition to paying approximately 94% of each officer's group health insurance premium and the income tax effect of the stock awards.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Weighted Average Option Exercise Price ($/Share)	Option Expiration Dates	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
Douglass T. Simpson	492,000	—	—	$0.347	5/19/12 - 8/1/13	—	—	—	—
Dr. Luis R. Lopez	243,000	—	—	$0.347	5/19/12 - 8/1/13	—	—	—	—
William H. Critchfield	326,000	—	—	$0.349	5/19/12 - 8/1/13	—	—	—	—

Director Compensation

Name	Fees Earned	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Luis R. Lopez M.D.	—	—	—	—	—	—	—
Douglass T. Simpson	—	—	—	—	—	—	—
Robert Tutag	$3,250	—	—	—	—	—	$3,250
Dennis Walczewski	—	—	—	—	—	—	—
Larry G. Rau	$4,250	—	—	—	—	—	$4,250
C. David Kikumoto	$2,750	—	—	—	—	—	$2,750
Stephen P. Gouze	$3,500	—	—	—	—	—	$3,500

        Our current policy is to pay each independent director $500 per board meeting and $250 per board committee (audit, compensation and nominating) either attended in person or via telephone. In addition, annually each independent director is granted options to purchase shares of our common stock at the fair market value at the date of grant and vesting 100% upon grant.

        The purpose of the Compensation Committee is to (i) discharge the Board's responsibility relating to compensation of our executive officers; (ii) review and recommend to the Board compensation plans, policies and programs as well as approve individual executive officer compensation and (iii) prepare the annual report on executive compensation required to be included in our annual proxy statement. Additionally, the Committee overseas the Chief Executive Officer, or CEO, as well as executive management appointments at our headquarters and major subsidiaries. Committee members are appointed by the Board of Directors on the recommendation of the Corporate Governance and Nominating Committee and serve such terms as the Board may determine, or until their earlier resignation, death or removal by the Board.

        The main objective of the Compensation Committee is the development of the philosophy and policy that will guide executive pay practices and decisions, such as:

  •
  Recruitment and retention of officers;

  •
  Creation of pay plans that tie to stockholder interests;

  •
  Establishment of pay programs with the appropriate mix of fixed pay versus variable pay;

  •
  Incorporation of an appropriate amount of risk and stretch goals into incentive programs;

  •
  Establishment of pay programs which are efficient from tax, accounting and securities law perspectives;

  •
  Ensure there are no barriers to desired business transactions; and

  •
  Ensure protection of proprietary information and protect against future competition by executives through employment agreements and non-compete covenants.

The most significant duties and responsibilities of the Compensation Committee are as follows:

  •
  Annually review and approve the goals and objectives relevant to CEO compensation and evaluate the CEO's performance in light of the goals and objectives and establish the individual elements of the CEO's total compensation;

  •
  Establish compensation plans, including policies and programs with respect to the incentive compensation plans and equity-based plans;

  •
  Review and monitor our employee and management compensation and benefit plans and policies, provide oversight of any employee benefit plans, and review and approve the compensation of executive officers;

  •
  Review and approve, for the CEO and other officers, when and if appropriate, employment agreements, severance agreements and change of control provisions/agreements; and

  •
  Report on the executive compensation as required by applicable laws and regulations for inclusion in our proxy statement or other SEC filings.

        Our compensation Committee has the authority to see advice and assistance from outside consultants and our executive officers in determining and evaluating director, CEO and other executive officer compensation. The overall goals have been to attract, retain, motivate, and align the executives and directors with stockholder share value. During fiscal 2010, we solicited advice from Sharon L. Anderson, HR Consulting ("the consultant"). The data provided in 2010 is referred to as the "2010 Report." The consultant provided us with recommendations and findings on executive base pay, bonus, long-term incentive cash and equity awards. The recommendations and findings are used for executives as a long-term target to give the various pay components a grounded focus. The Compensation Committee has the authority to obtain advice and assistance from any officer or any outside legal experts or other advisors. The Compensation Committee has also utilized the advice of the CEO in determining compensation and performance of executive officers.

Long-Term Incentive Compensation

        Effective January 1, 1999, we adopted a Stock Compensation Plan to provide executive officers an opportunity to purchase shares of our common stock as a bonus or in lieu of cash compensation for services rendered. For the fiscal year ended June 30, 2010, no shares of our common stock were issued to the corporate officers under the Stock Compensation Plan. No issuance of stock was made under the Stock Compensation Plan to any Named Executive Officer during the fiscal years ended June 30, 2010 and June 30, 2009.

Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2009, effective September 8, 2008, we adopted a One Year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn shares of our common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted EBITDA amounts. The shares of common stock issued under this plan were based upon the closing stock price of the company's common stock as of June 30, 2009, which was $0.095. Based upon the reported EBITDA figures for the fiscal year ended June 30, 2009 (see Managements' Discussion and Analysis), 737,099 shares of our common stock were earned by the corporate officers and were issued to the corporate officers at the end of September 2009., The shares issued under this plan vested immediately upon issuance. No similar plan or issuance of stock was previously made under such a short-term plan at any time in the Company's history prior to the fiscal year ended June 30, 2009, and no such plan or stock issuance was made for the current fiscal year ended June 30, 2010.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2010 and outstanding options held by the Named Executive Officers as of June 30, 2010:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Options at FY-End # Exercisable and Unexercisable	Value of In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Douglass T. Simpson	0	0	455,405 and 0	$0/$0
Dr. Luis R. Lopez	0	0	237,233 and 0	$0/$0
William H. Critchfield	0	0	293,119 and 0	$0/$0

(1)
Based on the closing price of the Company's common stock at June 30, 2010 of $0.11 per share.

Employment Agreements

        Since 2001, we have entered into employment agreements with each of the Company's five executive officers. Effective May 1, 2010, these contracts were modified. As of July 1, 2010 the annual salaries for the five Executive Officers are as noted opposite each of their names:

Officer	Current Annual Salary
• Douglass T. Simpson—	$218,970 as of July 1, 2010
• Dr. Luis R. Lopez—	$192,123 as of July 1, 2010
• William H. Critchfield—	$191,502 as of July 1, 2010
• Ann L. Steinbarger—	$165,550 as of July 1, 2010
• Taryn G. Reynolds—	$125,590 as of July 1, 2010

        Each of the above employment agreements is for an initial term of three years, provides for severance payments equal to twelve month's salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), and an automobile expense reimbursement of $500 per month.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of June 30, 2010, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors, (iii) each executive officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 11575 Main Street, Suite 400, Broomfield, CO 80020. Beneficial ownership, for purposes of this table, includes debt convertible into common stock and options and warrants to purchase common stock that are either currently exercisable or convertible or will be exercisable or convertible within 60 days of June 30, 2010. No director or executive officer beneficially owned more than 5% of the common stock.

        The percentage ownership data is based on 30,982,803 shares of our common stock outstanding as of June 30, 2010, plus warrants and stock options outstanding in addition to common shares underlying convertible debt and redeemable convertible preferred stock. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants or underlying convertible debt that are currently exercisable or convertible, or will become exercisable or convertible, within 60 days of June 30, 2010 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option or warrant, or convertible promissory note, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Number	Percent of Class
Mid South Investor Fund	3,733,335	11.64%
Barron Partners LP(2)	1,596,380	4.90%
c/o Barron Capital Advisors, LLC
730 Fifth Avenue, 9th Floor
New York, NY 10019
Warrant Strategies Fund LLC(3)	1,627,241	4.99%
350 Madison Avenue, 11th Floor
New York, NY 10017
Shelter Opportunity Fund (formerly Truk Opportunity Fund)(3)	1,627,241	4.99%
c/o RAM Capital Resources, LLC
One East 52nd Street, Sixth Floor
New York, NY 10022
Ascendiant Capital Group LLC, Ascendiant Securities LLC(4)	1,627,241	4.99%
18881 Von Karman Avenue, 16th Floor
Irvine, CA 92612
Medical & Biological Laboratories Co., Ltd.	1,182,883	3.71%
Taryn G. Reynolds(1)	1,178,823	3.72%
Dr. Luis R. Lopez(1)	1,199,414	3.82%
Douglass T. Simpson(1)	1,096,474	3.47%
William H. Critchfield(1)	728,002	2.32%
Robert Tutag(1)	290,000	0.93%
Ann L. Steinbarger(1)	425,855	1.36%
Larry G. Rau(1)	162,000	0.52%
Stephen P. Gouze(1)	80,000	0.26%
David Kikumoto(1)	195,000	0.63%
Dennis Walczewski(1)	120,000	0.39%
All current directors and current executive officers as a group (10 persons)	5,275,568	16.79%

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

(3)
Contractual restrictions in its warrants and/or convertible note and purchase agreement with Corgenix prohibit each of Warrant Strategies Fund and Shelter Opportunity Fund (formerly Truk Opportunity Fund) from exercising any warrants or converting any debt if such conversion or exercise would cause either entity to exceed 4.99% beneficial ownership of Corgenix. Warrant Strategies Fund holds warrants to acquire up to 6,485,455 shares of common stock. Shelter Opportunity Fund (formerly Truk Opportunity Fund) holds convertible debt, redeemable convertible preferred stock, and warrants to acquire up to 3,414,454 shares of common stock, without taking into account interest on the debt, which may also be converted into shares of common stock. Michael E. Fein and Stephen E. Saltzstein, as principals of Atoll Asset Management, LLC, the Managing Member of Shelter Opportunity Fund, LLC, exercise investment and voting control over the securities owned by Shelter Opportunity Fund, LLC. Both Mr. Fein and Mr. Saltzstein disclaim beneficial ownership of the securities owned by Shelter Opportunity Fund, LLC.

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

Equity Compensation

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,440,000	$0.32	1,992,969
Equity compensation plans not approved by security holders	—	—	—

Total	2,440,000	$0.32	1,992,969

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

Item 14.    Principal Accountant Fees and Services.

        Our principal outside accountant who serves as our auditor and our principal outside accountant for preparation of our Federal and State income tax returns is Hein & Associates LLP. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants are as follows:

	Audit Fees (Includes Form 10-Q Reviews & Consents)	Audit Related Fees	Tax Fees	All Other Fees
2010	$121,046	$—	$8,700	$—
2009	$108,588	$—	$12,645	$—

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
3.4	Bylaws, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998 and incorporated herein by reference.
3.5	Amended and Restated Articles of Incorporation, dated June 9, 2008.
3.6	Amended and Restated Articles of Incorporation, dated February 3, 2009.
10.2	Management Agreement dated May 1, 2010 between Luis R. Lopez and the Company, filed with the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.
10.4	Management Agreement dated May 1, 2010 between Douglass T. Simpson and the Company, filed with the Company's Form 8K filed May 5, 2010 and incorporated herein by reference.
10.5	Management Agreement dated May 1, 2010 between Ann L. Steinbarger and the Company, filed with the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.
10.6	Management Agreement dated May 1, 2010 between Taryn G. Reynolds and the Company, filed with the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.
10.7	Management Agreement dated May 1, 2010 between William H. Critchfield and the Company, filed with the Company's filing on Form 8K filed May 5, 2010 and incorporated herein by reference.
10.8
Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.
10.11	License Agreement dated September 29, 2002 between Eiji Matsuura, PhD and the Company, filed as exhibit 10.33 to the Company's Form 10-QSB filed November 14, 2002 and incorporated herein by reference.
10.12	Amended License Agreement dated April 14, 2010 between Eiji Matsuura, PhD and the Company, filed as an exhibit to the Company's Form 8-K filed April 19, 2010.
10.13	Amended and Restated 1999 Incentive Stock Plan filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.
10.14	Amended and Restated Employee Stock Purchase Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.18	Form of Securities Purchase Agreement dated May 19, 2005, filed as exhibit 2.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.19	Form of Secured Convertible Term Note dated May 19, 2005, filed as exhibit 10.32 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.20	Form of Registration Rights Agreement dated May 19, 2005, filed as exhibit 10.33 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.21	Form of Restricted Account Agreement dated May 19, 2005, filed as exhibit 10.34 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.22	Form of Restricted Account Side Letter dated May 19, 2005, filed as exhibit 10.35 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.23	Form of Stock Pledge Agreement dated May 19, 2005, filed as exhibit 10.36 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.24	Form of Lockup Letter dated May 19, 2005, filed as exhibit 10.37 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
10.25	Form of Subsidiary Guaranty dated May 19, 2005, filed as exhibit 10.38 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.
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
10.53	Corgenix Medical Corporation 2007 Incentive Compensation Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on April 26, 2007 and incorporated herein by reference.
10.54	Placement Agent Agreement dated June 17, 2008, filed as Exhibit 4.4 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.
10.55	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.
10.56	Form of Subscription Agreement, filed as Exhibit 4.2 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.
10.57	Form of Registration Rights Agreement, filed as Exhibit 4.3 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.
10.58
Consulting Agreement dated March 1, 2006 between Corgenix Medical Corporation and Gordon E. Ens, filed as Exhibit 10.1 to the Company's Form 10-QSB filed May 15, 2008 and incorporated herein by reference.
10.59
License Agreement dated March 1, 2008 between Corgenix Medical Corporation and Creative Clinical Concepts, filed as Exhibit 10.2 to the Company's Form 10-QSB filed May 15, 2008 and incorporated herein by reference.(1)
10.60	Letter Agreement dated August 13, 2008 between Corgenix Medical Corporation and Barron Partners, LP. and incorporated herein by reference.
10.61	Lease Agreement dated January 1, 2009 between Andrew Dean T/A Andrew Dean Investments and Corgenix UK, Ltd., filed as exhibit 21.6 to the Company's Form 10-QSB filed February 12, 2002.

Exhibit Number		Description of Exhibit
10.62		Common Stock Purchase Agreement dated July 12, 2010 by and among Corgenix Medical Corporation, Financière Elitech SAS, and Wescor, Inc., filed as Exhibit 10.1 to the Company's Form 8-K filed July 15, 2010.
10.63		Form of Warrant by and among Corgenix Medical Corporation and Wescor, Inc., filed as Exhibit 10.2 to the Company's Form 8-K filed July 15, 2010.
10.64
Mutual Confidentiality Agreement dated as of July 16, 2010 by and among Financière Elitech SAS, Wescor, Inc., Elitech UK Limited, Corgenix Medical Corporation, and Corgenix U.K. Ltd. filed as Exhibit 10.3 to the Company's Form 8-K filed July 15, 2010.
10.65		Form of Assignment and Assumption Agreement by and among Elitech UK Limited, Corgenix Medical Corporation, and Corgenix U.K. Ltd. filed as Exhibit 10.4 to the Company's Form 8-K filed July 15, 2010.
10.66		Master Distribution Agreement dated July 16, 2010 by and between Corgenix Medical Corporation and Elitech UK Limited filed as Exhibit 10.5 to the Company's Form 8-K filed July 15, 2010.
10.67		Joint Product Development Agreement dated July 16, 2010 by and between Corgenix Medical Corporation and Financière Elitech SAS filed as Exhibit 10.6 to the Company's Form 8-K filed July 15, 2010.
21.1		Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998 and incorporated herein by reference.
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

*
Filed herewith

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements
June 30, 2010 and 2009
(With Independent Registered Public Accounting Firm's Report Thereon)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Corgenix Medical Corporation:

        We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of Corgenix Medical Corporation and subsidiaries' internal control over financial reporting as of June 30, 2010 included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

                      /s/ Hein & Associates LLP

Denver, Colorado
September 22, 2010

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$494,096	$785,466
Accounts receivable, less allowance for doubtful accounts of $30,000 and $103,689	1,269,795	1,339,409
Other receivables	139,174	—
Inventories	2,499,557	2,596,048
Prepaid expenses	77,425	205,320

Total current assets	4,480,047	4,926,243

Property and Equipment:
Capitalized software costs	258,947	255,617
Machinery and laboratory equipment	1,061,357	1,024,848
Furniture, fixtures and office equipment	1,862,179	1,816,462

	3,182,483	3,096,927
Accumulated depreciation and amortization	(2,014,327)	(1,609,361)

Net Property and equipment	1,168,156	1,487,566

Intangible assets:
License	340,934	369,671

Other assets:
Deferred financing costs, net of amortization of $1,966,739 and $1,929,008	55,879	24,595
Due from officer	12,000	12,000
Other	97,749	85,706

Total assets	$6,154,765	$6,905,781

Liabilities, Redeemable Stocks, and Stockholders' Equity
Current liabilities:
Current portion of notes payable, net of discount	$43,953	$100,439
Current portion of capital lease obligations	70,758	203,506
Inventory loan payable	306,556	—
Due to factor (note 3)	826,955	1,112,299
Accounts payable	487,576	858,887
Accrued payroll and related liabilities	291,831	369,824
Accrued interest	—	5,527
Accrued liabilities	306,488	262,527

Total current liabilities	2,334,117	2,913,009
Notes payable, net of discount, less current portion	23,742	10,600
Capital lease obligation, less current portion	8,612	60,008
Deferred Facility Lease Payable, less current portion	452,266	673,315

Total liabilities	2,818,737	3,656,932

Commitments and contingencies (note 5)
Redeemable common stock, $0.001par value. 302,600 and 412,633 shares issued and outstanding, aggregate redemption value of $171,877 and $234,376	122,306	89,973
Redeemable preferred stock, $0.001 par value. 236,680 shares issued and outstanding Aggregate redemption value of $59,170, net of unaccreted discount of $18,672 and $30,809 (note 4)	57,066	45,863
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 30,982,803 and 30,294,505 shares in 2010 and 2009, respectively	30,680	29,881
Additional paid-in capital	18,724,906	18,595,066
Accumulated deficit	(15,566,597)	(15,525,451)
Accumulated other comprehensive income (loss)	(32,333)	13,517

Total stockholders' equity	3,156,656	3,113,013

Total liabilities, redeemable stocks, and stockholders' equity	$6,154,765	$6,905,781

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended June 30, 2010 and 2009

	2010	2009
Net sales	$8,258,170	$8,063,557
Cost of sales	3,613,562	3,582,017

Gross profit	4,644,608	4,481,540
Operating expenses:
Selling and marketing	1,575,471	1,870,434
Research and development	647,103	753,523
General and administrative	2,093,563	2,207,073

Total expenses	4,316,137	4,831,030
Operating income (loss)	328,471	(349,490)
Other income (expense)
Other income (net)	665	91,951
Loss on early extinguishment of debt	(22,000)	—
Interest expense	(321,063)	(1,301,224)

Net income (loss) before income taxes	(13,927)	(1,558,763)
Income tax benefit (expense)	16,318	(11,837)

Net income (loss)	2,391	(1,570,600)
Accreted dividends on redeemable preferred and redeemable common stock	43,537	34,616

Net income (loss) attributable to common stockholders	$(41,146)	$(1,605,216)

Net income (loss) attributable to common stockholders per share, basic and diluted	$0.00 *	$(0.05)
Weighted average shares outstanding, basic and diluted (note 2)	30,848,468	30,237,813

Net income (loss)	$2,391	$(1,570,600)
Other comprehensive income (loss)—foreign currency translation	(45,850)	19,892

Total comprehensive income (loss)	$(43,459)	$(1,550,708)

*
Less than $.01 per share

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2010 and 2009

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at July 1, 2008	30,021,935	$29,521	$18,049,673	$(13,920,235)	$(6,375)	$4,152,584
Issuance of common stock for services	289,819	290	58,226	—	—	58,516
Warrant extension as a result of note modification	—	—	279,527	—	—	279,527
Warrant extension as a result of MBL agreement amendment	—	—	65,907	—	—	65,907
Compensation expense recorded as a result of stock options issued	—	—	108,510	—	—	108,510
Issuance of common stock for license	70,124	70	20,266	—	—	20,336
Issuance of warrants for license	—	—	12,957	—	—	12,957
Cancellation of redeemable stock upon note pay down	(87,373)	—	—	—	—	—
Accreted dividend on redeemable Common and redeemable Preferred stock	—	—	—	(34,616)	—	(34,616)
Foreign currency translation	—	—	—	—	19,892	19,892
Net loss	—	—	—	(1,570,600)	—	(1,570,600)

Balances at June 30, 2009	30,294,505	29,881	18,595,066	(15,525,451)	13,517	3,113,013
Issuance of common stock for services	775,166	776	72,211	—	—	72,987
Compensation expense recorded as a result of stock options issued	—	—	51,201	—	—	51,201
Issuance of common stock for license	23,164	23	2,525	—	—	2,548
Issuance of warrants for license	—	—	3,903	—	—	3,903
Cancellation of redeemable stock upon note pay down	(110,032)	—	—	—	—	—
Accreted dividend on redeemable Common and redeemable preferred stock	—	—	—	(43,537)	—	(43,537)
Foreign currency translation	—	—	—	—	(45,850)	(45,850)
Net income	—	—	—	2,391	—	2,391

Balances at June 30, 2010	30,982,803	$30,680	$18,724,906	$(15,566,597)	$(32,333)	$3,156,656

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2010 and 2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,391	$(1,570,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	439,029	448,018
Accretion of discount on notes payable	2,244	325,379
Amortization of deferred financing costs	37,731	747,872
Common stock issued for services	2,963	58,516
Accrued stock based compensation	—	70,024
Compensation expense recorded for stock options issued	51,201	108,510
Changes in operating assets and liabilities:
Accounts receivable, net	(7,081)	(384,290)
Inventories	86,579	(179,391)
Prepaid expenses and other assets	(15,532)	21,431
Accounts payable	(350,326)	147,766
Accrued payroll and related liabilities	9,181	10,022
Accrued interest and other liabilities	(195,665)	(203,824)

Net cash provided by (used in) operating activities	62,715	(400,567)

Cash flows used in investing activities:
Additions to equipment	(101,955)	(90,114)

Net cash used in investing activities	(101,955)	(90,114)
Cash flows from financing activities:
Increase (decrease) in amount due to factor	(285,344)	1,112,299
Proceeds from inventory loan	306,556	—
Proceeds from issuance of note payable	125,000	—
Payment for deferred financing costs	(37,491)	(15,318)
Payments on notes payable	(170,589)	(1,073,956)
Payments on capital lease obligations	(181,634)	(252,205)

Net cash used in financing activities	(243,502)	(229,180)

Net decrease in cash and cash equivalents	(282,742)	(719,861)
Impact of exchange rate changes on cash	(8,628)	(14,772)
Cash and cash equivalents at beginning of year	785,466	1,520,099

Cash and cash equivalents at end of year	$494,096	$785,466

Supplemental cash flow disclosures:
Cash paid for interest	$284,353	$219,118

Noncash investing and financing activities
Equipment acquired under capital leases	—	$43,968

Issuance of warrant for license	$3,903	$12,957

Issuance of stock for license	$2,548	$20,336

Conversion of redeemable common stock to note payable	—	$125,000

Issuance of redeemable convertible preferred stock as additional consideration for note Modification	—	$42,129

Warrant extensions as a result of note modification	—	$279,527

Common stock issued for accrued stock-based compensation	70,024	—

Accreted dividends on redeemable common and redeemable preferred stock	$43,537	$34,616

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

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

(c)   Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowance for doubtful accounts, share-based compensation expense, useful lives of long-lived assets, and the recognition and measurement of income tax benefits and related deferred tax asset valuantion allowances. Actual results could differ significantly from those estimates.

(d)   Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with original maturities of three months or less at purchase to be cash equivalents.

(e)   Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to customers.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

(f)    Inventories

        Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the two years ended June 30, 2010. Components of inventories as of June 30 are as follows:

	2010	2009
Raw materials	$431,235	$589,025
Work-in-process	883,272	700,658
Finished goods	1,185,050	1,306,365

	$2,499,557	$2,596,048

(g)   Equipment and Software

        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Equipment acquired under capital leases amounted to $0 and $43,968 in fiscal 2010 and 2009, respectively. Depreciation and amortization expense, which totaled $439,028 and $448,018 for the years ended June 30, 2010 and 2009, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to the Company's web site development, which is being amortized over three years, beginning in October 2002 and its accounting software, which is being amortized over five years, beginning in March 2008.

(h)   Intangible Assets

        Intangible assets consist of purchased licenses. Purchased licenses are amortized using the straight-line method over the shorter of 15 years or the remaining life of the license. The Company adopted the guidance set forth in the Goodwill and Other Intangible Assets Topic of the FASB ASC. Pursuant to the aforementioned guidance, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite lives and licenses acquired with no definite term are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of this guidance. Identifiable intangibles with estimated useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with the guidance set forth in the Accounting for Impairment or Disposal of Long Lived Assets Topic of the FASB ASC.

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

June 30, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

        The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of June 30, 2010, the Company had accrued a total of $3,075 payable to CCC as a result of the anniversary calculations.

        The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement's caps on payments from us to CCC do not apply to royalty payments.

(i)    Financial Instruments

        Financial instruments consist principally of cash, money market funds, accounts receivable, accounts payable and notes payable. We believe that the fair value of financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates.

(j)    Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $46,274 and $95,859 in fiscal 2010 and 2009, respectively.

(k)   Income Taxes

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

June 30, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of the carry forwards.

(l)    Revenue Recognition

        Revenue is recognized upon shipment of products. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. When revenue is received by a customer in advance of shipment of products, in exchange for a discount, it is credited to deferred revenue and taken into revenue upon eventual shipment of the products. The Company also has arrangements in which it manufactures products for other companies, and, in some cases, holds the product for shipment to designated customers, pursuant to the manufacturing agreement. Revenue under these arrangements is recognized when the manufacturing process is complete and risk of ownership has passed.

(m)  Research and Development

        The Company serves as a sub-contractor to Tulane University for several NIH funded grants and contracts related to development of diagnostics, vaccines and therapeutics for hemorrhagic fever viruses. Under the terms of the subcontracts, the Company invoices Tulane monthly for all allocable expenses incurred in support of the grants and contracts. This includes fully burdened salaries, supplies, production kits, travel and equipment. The Company serves as the principal investigator for an NIH funded two-year contract to develop recombinant diagnostic tests for the filoviruses (Ebola and Marburg), and has engaged three subcontractors (Tulane University, Autoimmune Technologies and the Scripps Research Institute) to assist in the development. Each month the subcontractors invoice the Company for allocable monthly expenses including fully burdened salaries, supplies and travel; the Company consolidates these expenses with its own allocable expense and invoices the NIH.

        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense for the years ended June 30, 2010 and 2009 totaled $647,103 and $753,523, respectively. Revenue from research and development contracts, as noted above, represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2010 and 2009 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues were $614,488 and $221,038 for the years ended June 30, 2010 and 2009, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

(n)   Long-Lived Assets

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

June 30, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

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

(o)   Stock-Based Compensation

        The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB ASC, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. This guidance requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. The guidance further requires forfeitures to be estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

        For purposes of determining estimated fair value of share-based payment awards on the date of grant under this guidance, the Company uses the Black-Scholes option-pricing model (Black Scholes Model). The Black Scholes Model requires the input of highly subjective assumptions. Because the Company's employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of the Company's employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact the Company's fair value determination.

        The application of this guidance may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and assumptions. If factors change and the Company employs different assumptions in the application of the guidance in future periods, or if the Company decides to use a different valuation model, the compensation expense that the Company records in the future under this guidance may differ significantly from what it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

(p)   Earnings per Share

        Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock, plus common shares underlying convertible preferred stock , totaling 37,114,897 and 39,039,941 shares for fiscal years 2010 and 2009, respectively, are not included in the calculation of weighted average diluted common shares below as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	2010		2009
Net (loss) attributable to common stockholders	$(41,146)		$(1,605,216)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	30,294,505		30,021,935
Weighted average common equivalent shares issued during year	553,963		215,878

Weighted average common shares—basic and diluted	30,848,468		30,237,813

Net income (loss) per share—basic and diluted	$0.00	*	$(0.05)

*
Less than ($0.01) per share

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

(r)   Liquidity

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,208,445 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. At June 30, 2010, trade and other receivables amounted to $1,408,969 versus $1,439,254 at June 30, 2009.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

        We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. Towards these efforts, the current fiscal year produced positive results in all of the aforementioned components, and management expects that we will be able to continue this success. However, if our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, as described in Note 9.

        The $1,250,000 ELITech common stock investment in addition to the FGI $750,000 March 15, 2010 credit facility and the Summit $1,750,000 September 30, 2009 credit facility, in conjunction with our current forecasts, should provide adequate resources to continue operations for longer than 12 months.

(s)   Shipping and Handling Costs

        Shipping and handling costs are included in cost of goods sold.

(t)    Recently Issued Accounting Pronouncements

        With respect to the guidance set forth in the Disclosures of Derivative Instruments and Hedging Activities Topic of the FASB ASC, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for; and c) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows, we do not expect that the application of the principles set forth under this Topic will be applicable to our financial statements.

        In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

June 30, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

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

          Level 3—unobservable inputs.

        The adoption of these provisions did not have a material effect on our financial condition and results of operations, but introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$200,757			$200,757

Total	$200,757			$200,757

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(2) Notes Payable

        Notes payable consist of the following at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Convertible term note payable to institutional investors, net of discount of $0 and $2,244 with interest at the greater of 12%, as adjusted by a stock trading formula, or prime plus 3% (6.25% as of June 30, 2010 and June 30, 2009), interest only from December 28, 2005 through June, 2006 and, via a note modification dated November 30, 2006, December 1, 2006 through November 1, 2007 and then due in monthly installments of $42,546 plus interest from December 1, 2007 through March 16, 2009, and via note modification dated February 3, 2009, due in monthly installments of $6,714 plus interest, collateralized by all assets of the company and a partial guaranty by an officer of the Company

	$—	$38,039
Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2010 and June 30, 2009) due in monthly installments with principal payments of $5,200 plus interest through August 2010	26,200	73,000
Note payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6.0% as of June 30, 2010) due in monthly installments with principal payments of $3,804 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 1, 2010 through September 30, 2012, collateralized by all assets of Corgenix	41,494	—

	67,694	111,039
Current portion, net of current portion of discount	(43,953)	(100,439)

Notes payable, excluding current portion and net of long-term portion of discount	$23,741	$10,600

        Aggregate maturities of notes payable by year, as of June 30, 2010, are as follows:

Years ending June 30:
2011	$43,953
2012	23,741

Total	$67,694

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(3) Due to Factor

        On March 15, 2010, Corgenix UK entered into a financing agreement with FGI. Under the Agreement, Corgenix UK agrees to sell all of Corgenix UK's right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts. In exchange, FGI will advance funds to the Company. The Company will use the funds for working capital purposes and to continue to fund the operations of Corgenix UK. The Company, and Corgenix, Inc., a wholly owned subsidiary of the Company, have guarantee Corgenix UK's obligations to FGI.

        The purchase price for each sold account is 85% of the face amount of the account, less certain fees set forth in the Agreement. An administrative fee of 1.15% of the average monthly balance of the purchased accounts (the "Administrative Fee") will be payable monthly. The Company paid FGI a one-time facility fee of $10,000 upon funding, and had already paid an additional $10,000 deposit to reimburse FGI for actual expenses incurred in connection with FGI's review and approval process as well as auditor fees, attorneys' fees and expenses incurred in documenting the financing agreement.

        Corgenix UK must maintain an average monthly net balance of funds advanced of no less than $200,000 during the term of the agreement. If Corgenix UK does not sell at least $200,000 of account debt to FGI each month, then interest and fees will be applied to the difference between $200,000 and the amount of debt actually sold. Interest will be charged on each advance at the greater of 8.5% per annum or 1.5% above the U.S. Prime Rate. The maximum amount available for advance to the Company is $750,000. On March 31, 2010, the initial advance to us from FGI on eligible international accounts receivable amounted to $114,459 which represented approximately 85% of international accounts receivable sold to them totaling $134,658. As of June 30, 2010, the amount due to FGI was $277,927.

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

        On September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the "Summit Agreements") with Summit. We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Agreements with Summit provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

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

June 30, 2010 and 2009

(3) Due to Factor (Continued)

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

        The accounts receivable sold to factors are treated as a secured borrowing. During fiscal 2010 and 2009, we sold $5,263,328 and $2,143,260, respectively, of our accounts receivable invoices to factors for approximately $4,647,499 and $1,964,521. Fees paid to factors for interest and other services for the fiscal years ended June 30, 2010 and 2009 totaled $258,301 and $69,199, respectively.

        Pursuant to the Addendum to Financing Agreement, Summit may, in its sole discretion and without any duty to do so, elect from time to time to make advances based upon Acceptable Inventory, which is defined in the addendum to mean inventory approved for intended use by the Food and Drug Administration, among other criteria.

        Advances based upon Acceptable Inventory may be made upon request so long as the aggregate amount of all advances based upon Acceptable Inventory outstanding and unpaid does not exceed the lesser of (a) Fifty Percent (50%) of the lower of book value, as determined in accordance with generally accepted accounting principles, of the Acceptable Inventory, (b) Four Hundred Fifty Thousand Dollars ($450,000), (c) Fifty Percent (50%) of Client's outstanding Acceptable Accounts, and (d) together with the aggregate amount of all other outstanding Advances, the Maximum Credit Line. On September 30, 2009, the initial advance to us from Summit on Acceptable Inventory amounted to $351,454, and at June 30, 2010, the inventory loan payable amounted to $306,556. As of June 30, 2010, the amount due to Summit was $549,028.

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

        Other Receivables at June 30, 2010 and June 30, 2009 represent the retained percentages of the factored accounts receivable, which in the case of both FGI and Summit, is 15% of each invoice factored.

(4) Equity

(a)   Employee Stock Purchase Plan

        Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2008, Shareholders approved the Company's Second Amended and Restated Employee Stock Purchase Plan. These plans are registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(4) Equity (Continued)

shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In fiscal 2010, 38,068 shares were issued under the plans. In fiscal 2009, 83,819 shares were issued under the plans.

        In fiscal 2010 and 2009, the benefits expense recognized for the 15% discount on shares purchased under this plan amounted to $444 and $1,431, respectively.

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

        The following table summarizes stock options outstanding and changes during the fiscal years ended June 30, 2010 and 2009:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2008	2,497,100	$0.36	—	—
Granted	40,000	$0.06	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(29,500)	$0.42	—
Options outstanding at June 30, 2009	2,507,600	$0.36	42.87	—
Granted	240,000	$0.10	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(307,600)	$0.42	—

Options outstanding at June 30, 2010	2,440,000	$0.32	41.28	$—

Options exercisable at June 30, 2010	2,440,000	$0.32	41.28	$—

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(4) Equity (Continued)

        The aggregate intrinsic value as of June 30, 2010 measures the difference between the market price as of June 30, 2010 and the exercise price. No options were exercised during the two year period ended June 30, 2010. Consequently, no cash was received, nor did the Company realize any tax deductions related to exercise of stock options during the year.

        At June 30, 2010, there was no unrecognized compensation cost from unvested stock options.

        The weighted average per share fair value range of stock options granted during the twelve-month periods ending June 30, 2010 and 2009 was $0.095-$0.099 and $0.046, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended June 30,
	2010	2009
Volatility	84.7% - 135.8%	84.7%
Expected option term	7 years	7 years
Risk-free interest rate	2.69%	2.69%
Expected dividend yield	0%	0%

        In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock awards of $0 and $50,088 for the fiscal years ended June 30, 2010 and 2009, respectively. The following table summarizes Vested and non-vested Restricted Stock and the related activity as of and for the fiscal year ended June 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at July 1, 2009	—	$—
Granted	737,099	$0.095
Vested	737,099	$0.095

Non-vested at June 30, 2010	—	$—

        As of June 30, 2010, there were also 35,728,177 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.23 to $.68 per share with a weighted average exercise price of $.35 per share. Of these warrants, none were newly or incrementally issued in fiscal 2010 and 2009.

(c)   Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2009, effective September 8, 2008, we adopted a One Year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn shares of our common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted EBITDA amounts. The shares of common stock issued under this

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(4) Equity (Continued)

plan were based upon the closing stock price of the company's common stock as of June 30, 2010, which was $0.095. Based upon the reported EBITDA figures for the fiscal year ended June 30, 2009 (see Managements' Discussion and Analysis), 737,099 shares of our common stock were earned by the corporate officers and were issued to the corporate officers at the end of September 2009. The shares issued under this plan vested immediately upon issuance. No similar plan or issuance of stock was previously made under such a short-term plan at any time in the Company's history prior to the fiscal year ended June 30, 2009, and no such plan or stock issuance was made for the current fiscal year ended June 30, 2010.

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

        Under the Restructuring Agreements, Truk and CAMOFI agreed that their security interest in the Company's accounts receivable and inventory would only be subordinated to that of the lenders in any new financing, but that their security interest in all other assets of the Company will remain a perfected first security interest. This provision was effective upon completion of the Financing Agreement with Benefactor. In addition, upon the closing of the Financing Agreement with Benefactor, the remaining principal balance of each outstanding term note held by Truk was increased by five percent (5%), and is being accounted for as additional interest expense.

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

June 30, 2010 and 2009

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

          (5)   The liquidation preference of the convertible preferred stock has been deemed to be a redemption feature of said stock. Accordingly, over the three year period, the amount of the convertible preferred stock as shown on the Balance Sheet, will be accreted, such that, at the end of the three year period, it amount will be equal to the amount of common stock capable of being converted by the convertible preferred stock. This accretion of the convertible preferred stock will be reflected on the Statement of Operations, as accreted dividends.

(5) Commitments and Contingencies

(a)   Leases

        The Company is obligated under various non-cancellable operating and capital leases primarily for its operating facilities and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Rent expense on operating leases is reflected on a straight-line basis over the lease term. Future minimum lease payments under non-cancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2010, are as follows:

	Capital Leases	Operating Leases
Years ending June 30:
2011	$74,758	$567,886
2012	8,779	581,557
2013	—	575,407
2014	—	213,313

Total future minimum lease Payments	$83,537	$1,938,163

Less amounts representing interest	(4,167)

Present value of minimum capital lease payments	79,370
Less current portion	(70,758)

Capital lease obligations less current portion	$8,612

        Rent expense totaled $308,870 and $322,191 for the years ended June 30, 2010 and 2009, respectively.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(5) Commitments and Contingencies (Continued)

(b)   Employment Agreements

        The Company has employment agreements with five key employees, all of whom are also stockholders. In addition to salary and benefit provisions, each of the above employment agreements is for an initial term of three years, provides for severance payments equal to twelve month's salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), and an automobile expense reimbursement of $500 per month.

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

        On March 31, 2005, our distribution agreement with RhiGene expired, and we signed a new distribution and OEM Supply Agreement with MBL International, Inc., a wholly owned subsidiary of MBL ("MBLI"), which granted us non-exclusive rights to distribute MBL's complete diagnostic line of autoimmune testing products in the U.S. and exclusive distribution rights to the OEM label products worldwide, excluding the U.S., Japan, Korea and Taiwan. In addition, on August 1, 2005 the Company and MBL executed an Amendment to the Common Stock Purchase Agreement and Common Stock Purchase Warrant wherein one-half, or 440,141, of the original redeemable shares were exchanged for a three-year promissory note payable with interest at prime plus two percent (5.25% as of June 30, 2010) with payments having commenced in September, 2005. As of June 30, 2010, a total of 577,682 shares have been returned to us pursuant to the two notes payable. The shares exchanged for the promissory

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(5) Commitments and Contingencies (Continued)

note will be returned to us quarterly on a pro rata basis as payments are made on the promissory note. The remaining 440,141 shares not covered by the promissory note were originally due to be redeemed by us at $0.568 per share on August 1, 2009 for any shares still owned at that time by MBL but only to the extent that MBL has not realized at least $250,000 in gross proceeds upon the sale of its redeemable shares in the open market for the time period August 1, 2006 through August 30, 2009. Finally, the warrants originally issued to MBL to purchase 880,282 shares were initially extended to August 31, 2009 and re-priced from $0.568 per share to $0.40 per share in fiscal 2005.

        As of July 15, 2008, the Company reached agreement with MBL to amend certain provisions of our February 1, 2005 Exclusive Distribution Agreement, entered into a Memorandum of Understanding Regarding AspirinWorks Distribution Rights in Japan, and executed a Second Amendment to Common Stock Purchase Agreement and Warrant. These new agreements and amendments add certain products and transfer prices, call for the discussion of terms whereby MBL would be granted a worldwide OEM agreement for certain of the products in a designated territory, call for the payment by Corgenix of royalties on certain proprietary products, which include proprietary technology of MBL, and call for the negotiation of terms of an exclusive distribution agreement for sales of AspirinWorks in Japan. In addition, the Company and MBL, pursuant to the Second Amendment to Common Stock Purchase Agreement and Warrant, agreed that the warrant term was extended to August 1, 2010 and that one-half, or 220,071, of the remaining 440,171 redeemable shares were exchanged for a two-year promissory note payable with interest at prime plus two percent (5.25% as of June 30, 2010) with payments having commenced September 1, 2008. The applicable prime rate is adjusted on a monthly basis. Based on our recalculations of the fair value of the extended term warrants, we determined that the newly calculated value of said warrants did not materially increase in value as a result of this modification, and therefore, no adjustment to our financial statements was considered necessary. The shares exchanged for the promissory note will be returned to the Company quarterly on a pro rata basis as payments are made on the promissory note. As noted above, as of June 30, 2010, a total of 577,682 shares have been returned to us pursuant to the two notes payable. The companies further agreed that beginning September 1, 2008, and continuing through August 1, 2010 (the maturity date of the Second Promissory Note), MBL will attempt to sell on the open market, the remaining 220,071 shares not subject to the Second Promissory Note, at a price of $0.62 or greater. At the close of business on August 1, 2010, MBL will then have the right to sell, and Corgenix will have the obligation to purchase, any remaining stock then held by MBL, at a price of $0.568 per share. As of September, 2010, MBL and the Company have agreed to exchange the remaining redeemable shares for a two-year note, on similar terms to the two original notes.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(6) Income Taxes

        On July 1, 2007, the Company adopted the guidance as set forth in the Accounting for Uncertainty in Income Taxes Topic of the FASB ASC, which prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements, tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes in net assets as a result of application of the guidance, these will be accounted for as an adjustment to retained earnings. There were no unrecognized tax benefits as of July 1, 2007, the date that the guidance was adopted. If there was an adjustment related to implementation of the guidance, there would be a reduction to the deferred tax assets and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit. If any unrecognized benefit would be recognized, it would not affect the Company's effective tax rate since it is subject to a full valuation allowance.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of June 30, 2010.

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 38% to pretax income as a result of the following:

	2010	2009
Computed expected tax benefit	$(2,000)	$(555,000)
Reduction (increase) in income taxes resulting from:
Permanent differences:
Amortization of debt discount	1,000	114,000
Deferred financing costs	3,000	110,000
Stock Options and Other	24,000	45,000
Change in valuation allowance	(86,000)	335,000
Section 382 Limitation Free-up	(7,000)	(92,000)
Expiration of research and development credit and other	67,000	43,000
Foreign income tax benefit (expense)	16,318	(11,837)

	$16,318	$(11,837)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(6) Income Taxes (Continued)

        Deferred tax assets related to the Company's operations are comprised of the following at June 30, 2010.

	2010	2009
Deferred tax assets (liabilities):
Current—
Salary and other accruals	$51,000	$36,000
Bad debt allowance	11,000	39,000
Section 263A inventory capitalization	41,000	32,000
Non-Current—
Tax effect of net operating loss carry forward and R & D credit carryforward	2,598,000	2,760,000
Long-lived assets	176,000	95,000

Net deferred tax assets	2,877,000	2,962,000
Less valuation allowance	(2,877,000)	(2,962,000)

Net deferred tax assets	$—	$—

        At June 30, 2010, the Company has a net operating loss carry forward for income tax purposes of approximately $5,800,000 expiring during the period from 2014 to 2028. Research and experimentation tax credit carry forwards approximate $380,000. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

        A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(7) Concentration of Credit Risk

        The Company's customers are principally located in the U.S., although there are a few significant foreign customers. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables. The Company's largest customer in 2010 and 2009 is headquartered in the U.S. and represented approximately 7.2% and 7.1% of sales in the years ended June 30, 2010 and 2009, respectively, and 7.0% and 3.4% of accounts receivable at June 30, 2010 and 2009, respectively.

(8) Reportable Segments

        The Company has two segments of business, North American and international operations. North American operations represent all sales in North America (U.S., Canada and Mexico). International

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(8) Reportable Segments (Continued)

operations, principally European, represent all other sales. The following table sets forth selected financial data for these segments for the years ended June 30, 2010 and 2009.

	Year ended June 30, 2010
	North America	International	Total
Net sales	$7,142,090	$2,261,825	$9,403,915
Net sales—intercompany	(1,145,745)	—	(1,145,745)

Total net sales	$5,996,345	$2,261,825	$8,258,170
Depreciation and amortization	$410,904	$28,125	$439,029
Interest expense	$313,590	$7,473	$321,063
Net income (loss)	$(521,012)	$523,403	$2,391
Segment assets	$5,385,912	$768,853	$6,154,765

	Year ended June 30, 2009
	North America	International	Total
Net sales—external customers	$6,986,663	$2,337,952	$9,324,615
Net sales—intercompany	(1,261,058)	—	(1,261,058)

Total net sales	$5,725,605	$2,337,952	$8,063,557
Depreciation and amortization	$428,410	$19,608	$448,018
Interest expense	$1,298,238	$2,986	$1,301,224
Net income (loss)	$(2,171,894)	$601,294	$(1,570,600)
Segment assets	$6,121,049	$784,732	$6,905,781

Intercompany sales are recorded based upon normal sellng prices and are eliminated in consolidation.

(9) Subsequent Events

        On July 12, 2010 we entered into a Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with Financière Elitech SAS, a société par actions simplifiée organized under the laws of France ("Elitech"), and Wescor, Inc., a Utah corporation and subsidiary of Elitech ("Wescor"). In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to two million dollars ($2,000,000) of the Company's common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares. Also, in connection with the Common Stock Purchase Agreement, we entered into (i) a distribution agreement ("Master Distribution Agreement") with Elitech UK Limited, a private limited company formed under the laws of the United Kingdom ("Elitech UK Limited") and (ii) a joint product development agreement ("Joint Product Development Agreement") with Elitech. The details of the Common Stock Purchase Agreement, Master Distribution Agreement, and Joint Product Development Agreement are outlined below.

        The investment by Wescor will take place over a maximum of three tranches:

        First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested one million two hundred

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(9) Subsequent Events (Continued)

fifty thousand dollars ($1,250,000) to purchase 8,333,334 shares of the Company's common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. The Company entered into the Master Distribution Agreement with Elitech UK Limited and the Joint Product Development Agreement with Elitech, contemporaneously with the issuance of the First Tranche Shares.

        Second Tranche under the Common Stock Purchase Agreement—Pursuant to the Second Tranche of the Common Stock Purchase Agreement, Wescor will invest two hundred fifty thousand dollars ($250,000) to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 833,333 shares at $0.15 per share. As a condition to the closing of the Second Tranche, the Company will have effectively transferred its product distribution activity outside of North America from our subsidiary, Corgenix U.K. Ltd., to Elitech UK Limited.

        Third Tranche under the Common Stock Purchase Agreement—Pursuant to the Third Tranche of the Common Stock Purchase Agreement, Wescor will invest five hundred thousand dollars ($500,000) to purchase 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement will have determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

        In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into the Master Distribution Agreement with Elitech UK Limited, and we entered into the Joint Product Development Agreement with Elitech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK Limited became the exclusive distributor of the Company's Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix U.K. Ltd, assigned and/or transferred the economic benefit to Elitech UK Limited, and Elitech UK Limited assumed all of the obligations of the Company or Corgenix U.K. Ltd. under all distribution agreements executed by us or Corgenix U.K. Ltd., as the case may be, related to any distributor whose territory is outside of North America.

        Under the terms and conditions of the Joint Product Development Agreement the Company and Elitech will work towards developing efficient technology for the commercialization of biochemical testing of substances related to human health. The goal of the co-development effort is the modification of certain of our assays for use in Elitech chemistry analyzers, serology instruments or other instruments, and the commercialization of those modified assays by Elitech and its affiliates. Phase I of the co-development is focused on the sharing and licensing of our assay technology to facilitate this purpose. The intent is that, in order to achieve joint development of our assays modified to be used with certain Elitech technology, all of our relevant assay technology will be available to Elitech and its affiliates to establish the broadest common immunoassay technology base to pursue co-development of new Corgenix assay technology. Such technology would include, for example, manufacturing know-how, testing and reliability information, visits to production facilities, and technical consultation, for which the burden of disclosure is reasonable.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2010 and 2009

(9) Subsequent Events (Continued)

        Wescor has the right to designate one individual for election or appointment to our Board of Directors, for so long as Wescor owns at least five percent of our outstanding common stock.

        After the First Tranche closed, through to the third (3rd) anniversary of the First Tranche's closing date, the rights and responsibilities of Wescor with respect to a potential change of control transaction by us will be governed by the Common Stock Purchase Agreement.

        Pursuant to the Common Stock Purchase Agreement, if our board determines to initiate the solicitation of offers or indications of interest in pursuing a Change of Control transaction, as defined therein, (without having first received an unsolicited offer from a third party) then the board will, consistent with its fiduciary duty to maximize shareholder value, design a process in consultation with legal counsel and any financial advisor the board elects. Wescor may participate in the process, on terms established by the Company's board to govern the solicitation of offers process. The terms of the process are further outlined in the Common Stock Purchase Agreement.

        Pursuant to the Common Stock Purchase Agreement, if our board receives an unsolicited third-party offer (or indication of interest in making an offer) with respect to a Change of Control transaction, we will provide written notice to Wescor. If our board elects to begin a process that could lead to a Change of Control then we will commence negotiations with the unsolicited bidder and with Wescor to seek the highest value available from those parties. The terms of the process are further outlined in the Common Stock Purchase Agreement.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION
September 23, 2010
By:	/s/ WILLIAM H. CRITCHFIELD William H. Critchfield Senior Vice President and Chief Financial Officer	By:	/s/ DOUGLASS T. SIMPSON Douglass T. Simpson President, Chief Executive Officer and Director
		By:	/s/ LUIS R. LOPEZ Luis R. Lopez Chief Medical Officer and Director
		By:	/s/ ROBERT TUTAG Robert Tutag Director
		By:	/s/ STEPHEN P. GOUZE Stephen P. Gouze Director and Chairman of the Board
		By:	/s/ LARRY G. RAU Larry G. Rau Director
		By:	/s/ DENNIS WALCZEWSKI Dennis Walczewski Director
		By:	/s/ C. DAVID KIKUMOTO C. David Kikumoto Director
		By:	/s/ DAVID LUDVIGSON David Ludvigson Director