Form 10-Q
period 2010-09-30
CORGENIX MEDICAL CORP/CO
filed 2010-11-10
CIK 1063665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock outstanding was 40,918,853 as of November 2, 2010.

CORGENIX MEDICAL CORPORATION

September 30, 2010

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$1,389,274	$494,096
Accounts receivable, less allowance for doubtful accounts of $30,000 as of September 30, 2010 and June 30, 2010	1,097,054	1,269,795
Other receivables	163,599	139,174
Inventories	2,523,598	2,499,557
Prepaid expenses	58,855	77,425
Total current assets	5,232,380	4,480,047
Equipment
Capitalized software costs	264,418	258,947
Machinery and laboratory equipment	1,069,635	1,061,357
Furniture, fixtures, leaseholds & office equipment	1,857,559	1,862,179
	3,191,612	3,182,483
Accumulated depreciation and amortization	(2,119,439)	(2,014,327)
Net equipment	1,072,173	1,168,156
Intangible assets:
Licenses	339,076	340,934
Other assets:
Deferred financing costs net of amortization of $2,003,730 and $1,966,739	753	55,879
Other assets	98,586	109,749
Total assets	$6,742,968	$6,154,765
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 7)	$63,437	$43,953
Current portion of capital lease obligations	59,437	70,758
Inventory loan payable	202,534	306,556
Due to factor (Note 6)	581,153	826,955
Accounts payable	476,513	487,576
Accrued payroll and related liabilities	251,213	291,831
Accrued liabilities-other	602,193	306,488
Total current liabilities	2,236,480	2,334,117
Notes payable, net of discount, less current portion (Note 7)	59,629	23,742
Capital lease obligations, less current portion	24	8,612
Deferred facility lease payable, excluding current portion (Note 2)	397,628	452,266
Total liabilities	2,693,761	2,818,737
Redeemable common stock, $0.001 par value. 220,070 and 302,600 shares issued and outstanding, aggregate redemption value of $125,000,and $171,877 (Note 4)	—	122,306

Redeemable preferred stock, $0.001par value. 36,680 and 236,680 shares issued and outstanding, aggregate redemption value of $9,170 and 59,170, net of unaccreted dividends of $2,649 and $18,672 (Note 4)	9,089	57,066

Stockholders’ equity (Note 5):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 39,250,343 and 30,982,803 at September 30 and June 30, respectively	39,029	30,680
Additional paid-in capital	19,923,894	18,724,906
Accumulated deficit	(15,921,079)	(15,566,597)
Accumulated other comprehensive income	(1,726)	(32,333)
Total stockholders’ equity	4,040,118	3,156,656
Total liabilities and stockholders’ equity	$6,742,968	$6,154,765

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended
	September 30, 2010	September 30, 2009
	(Unaudited)
Net sales	$1,978,224	$2,044,967
Cost of sales	873,348	929,349

Gross profit	1,104,876	1,115,618

Operating expenses:
Selling and marketing	369,363	409,517
Research and development	105,381	150,359
General and administrative	503,284	471,939
Costs associated with exit or disposal activities (note 8)	366,639	—
Total expenses	1,344,667	1,031,815

Operating income (loss)	(239,791)	83,803

Other income (expense)
Interest income	223	141
Loss on early extinguishment of debt	—	(22,000)
Interest expense	(108,662)	(68,696)
Net loss	(348,230)	(6,752)
Accreted dividends on redeemable preferred and redeemable common stock	(6,252)	(10,885)

Net loss attributable to common stockholders	$(354,482)	$(17,637)

Net loss per share, basic and diluted	$(0.01)	$(0.00)*

Weighted average shares outstanding, basic and diluted	37,921,408	30,305,855

Net loss	$(348,230)	$(6,752)

Other comprehensive income (loss)-foreign currency translation	30,607	(31,514)

Total comprehensive loss	$(317,623)	$(38,266)

See accompanying notes to consolidated financial statements.

*Less than ($0.01) per share

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the three months ended September 30, 2010

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2010	30,982,803	$30,680	$18,724,906	$(15,566,597)	$(32,333)	$3,156,656
Issuance of common stock for services	1,440	1	157	—	—	158
Issuance of common stock for cash	8,333,334	8,333	1,241,667	—	—	1,250,000
Issuance cost for common stock offering	—	—	(89,975)	—	—	(89,975)
Compensation expense recorded as a result of stock options issued	—	—	5,479	—	—	5,479
Issuance of common stock for license	15,296	15	1,362	—	—	1,377
Issuance of warrants for license	—	—	3,412	—	—	3,412
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(6,252)	—	(6,252)
Warrant extension as a result of MBL Agreement amendment	—	—	36,886	—	—	36,886
Cancellation of redeemable common stock upon note pay down	(82,530)	—	—	—	—	—
Foreign currency translation	—	—	—	—	30,607	30,607
Net loss	—	—	—	(348,230)	—	(348,230)
Balances at September 30, 2010	39,250,343	$39,029	$19,923,894	$(15,921,079)	$(1,726)	$4,040,118

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(348,230)	$(6,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	108,567	107,459
Accretion of discount on note payable	—	1,795
Common stock issued for services	158	1,622
Compensation expense recorded for stock options issued	5,479	10,492
Amortization of deferred financing costs	36,991	11,449
Changes in operating assets and liabilities:
Trade and other receivables, net	168,057	137,130
Inventories	(19,937)	71,141
Prepaid expenses and other assets, net	49,906	(27,415)
Accounts payable	(15,309)	(12,258)
Accrued payroll and related liabilities	(49,888)	21,618
Accrued interest and other liabilities	199,327	(118,414)

Net cash provided by operating activities	135,121	197,867

Cash flows used in investing activities:
Proceeds from sale of equipment	15,673	—
Additions to equipment	(15,580)	(5,951)
Net cash provided by (used in) investing activities	93	(5,951)

Cash flows from financing activities:
Increase (decrease) in amount due to factor	(245,802)	(409,391)
Increase (decrease) in inventory loan	(104,022)	351,454
Proceeds from issuance of common stock, net of financing costs	1,160,025	—
Proceeds from issuance of notes payable	—	125,000
Payments on notes payable	(34,278)	(20,142)
Payments on capital lease obligations	(20,825)	(41,133)
Net cash provided by financing activities	755,098	5,788

Net increase (decrease) in cash and cash equivalents	890,312	197,704
Impact of exchange rate changes on cash	4,866	(774)
Cash and cash equivalents at beginning of period	494,096	785,466
Cash and cash equivalents at end of period	$1,389,274	$982,396
Supplemental cash flow disclosures:
Cash paid for interest	$85,112	$56,338
Noncash investing and financing activities
Issuance of warrants for license	$3,412	$3,903
Issuance of stock for license	$1,377	$2,548
Accrued redemption of redeemable convertible preferred stock	$50,000	$—
Conversion of redeemable common stock to note payable	$125,000	$—
Common stock issued for accrued stock-based compensation	$—	$70,025
Warrant extensions as a result of note modification	$36,887	$—
Accreted dividends on redeemable common and redeemable preferred stock	$6,252	$10,884

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)                                 Outlook

In fiscal 2011, we will be focused on expanding our relationship with the ELITech group (“Elitech”) including completion of the Joint Product Development agreement between our two companies, accelerating the market launch of our AspirinWorks assay, beginning the market launch of our Anti-AtherOx Test Kit, submission of a 510(k) Premarket Notification to the FDA for our AtherOx Test Kit, completing further clinical studies for our Hyaluronic Test Kit, and a Fibromyalgia test kit, and continuing the development and strategic collaboration towards the development of a group of products to detect potential bio-terrorism agents.

(b)                                 Recent Developments

On October 8, 2010, we closed the Second Tranche of the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Elitech, a société par actions simplifiée organized under the laws of France, and Wescor, Inc., a Utah corporation and subsidiary of Elitech (“Wescor”), effective as of October 1, 2010.  As a condition to closing the Second Tranche, we transferred our product distribution activity outside of North America from our subsidiary, Corgenix U.K. Ltd., (“Corgenix UK”) to Elitech UK Limited, (“Elitech UK”), pursuant to the Assignment and Assumption Agreement, effective as of October 1, 2010 by and among us, Corgenix U.K.and Elitech UK.  As an additional condition to closing the Second Tranche, Wescor purchased 1,666,667 shares of our common stock (the “Second Tranche Shares”) for $250,000, or $0.15 per share.  For no additional consideration, we issued a warrant to Wescor to purchase 833,333 shares of our common stock at $0.15 per share (the “Second Tranche Warrant”).

The foregoing descriptions of the Common Stock Purchase Agreement, the Assignment and Assumption Agreement and the Second Tranche Warrant are not complete descriptions of all the terms of those agreements.  For a complete description of all the terms, we refer you to the full text of the Common Stock Purchase Agreement, the Assignment and Assumption Agreement and the Second Tranche Warrant, copies of which were filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the Form 8-K filed on October 12, 2010.

On October 8, 2010, we also completed a repurchase of 200,000 shares of our Series B Convertible Preferred Stock (the “Repurchased Shares”) held by CAMOFI Master LDC, a Cayman Islands company (“CAMOFI”), for a purchase price of $50,000.  Pursuant to the Second Modification of Secured Convertible Term Notes dated January 29, 2009 by and between us and CAMOFI, the Repurchased Shares bore a $50,000 liquidation preference and were convertible into 800,000 shares of our common stock at the option of CAMOFI.  The repurchase was funded in part by cash on hand and in part by proceeds from the sale of the Second Tranche Shares.

On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. (“FGI”), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the “Agreement”), effective as of September 30, 2010.

Under the Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

Contemporaneously with the termination of the Agreement, each of following agreements were terminated effective as of September 30, 2010: (a) Guaranty dated March 29, 2010 by and between the Company and FGI, (b) Guaranty dated March 29, 2010 by and between Corgenix Inc. and FGI, and (c) Debenture Agreement dated March 29, 2010 by and between Corgenix UK and FGI.  Corgenix UK paid FGI a termination fee of $25,000.

On July 12, 2010 we entered into the Common Stock Purchase Agreement with Elitech and Wescor.  In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to $2,000,000 of the Company’s common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares. Also, in connection with the Common Stock Purchase Agreement, we entered into (i) a distribution agreement (“Master Distribution Agreement”) with Elitech UK and (ii) a joint product development agreement (“Joint Product Development Agreement”) with Elitech. The details of the Common Stock Purchase Agreement, Master Distribution Agreement, and Joint Product Development Agreement are outlined below.

The investment by Wescor will take place over a maximum of three tranches:

First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company’s common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. The Company entered into the Master Distribution Agreement with Elitech UK Limited and the Joint Product Development Agreement with Elitech, contemporaneously with the issuance of the First Tranche Shares.

Second Tranche under the Common Stock Purchase Agreement—Pursuant to the Second Tranche of the Common Stock Purchase Agreement, Wescor invested $250,000 to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 833,333 shares at $0.15 per share. As a condition to the closing of the Second Tranche, the Company will have effectively transferred its product distribution activity outside of North America from our subsidiary, Corgenix U.K. Ltd., to Elitech UK Limited.

Third Tranche under the Common Stock Purchase Agreement—Pursuant to the Third Tranche of the Common Stock Purchase Agreement, Wescor will invest $500,000 to purchase 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement will have determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into the Master Distribution Agreement with Elitech UK, and we entered into the Joint Product Development Agreement with Elitech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK became the exclusive distributor of the Company’s Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix U.K. assigned and/or transferred the economic benefit to Elitech UK, and Elitech UK assumed all of the obligations of the Company or Corgenix U.K. under all distribution agreements executed by us or Corgenix U.K., as the case may be, related to any distributor whose territory is outside of North America.

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

After the First Tranche closed, through to the third (3rd) anniversary of the First Tranche’s closing date, the rights and responsibilities of Wescor with respect to a potential change of control transaction by us will be governed by the Common Stock Purchase Agreement.

Pursuant to the Common Stock Purchase Agreement, if our board determines to initiate the solicitation of offers or indications of interest in pursuing a Change of Control transaction, as defined therein, (without having first received an unsolicited offer from a third party) then the board will, consistent with its fiduciary duty to maximize shareholder value, design a process in consultation with legal counsel and any financial advisor the board elects. Wescor may participate in the process, on terms established by the Company’s board to govern the solicitation of offers process. The terms of the process are further outlined in the Common Stock Purchase Agreement.

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

(c)                                  Company Overview

Our business includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. We currently sell diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions. We have developed and we manufacture most of our products at our Colorado facility, and we purchase what we refer to as OM (Other Manufacturers’) products from other healthcare manufacturers for resale by us. All of these products are used in clinical laboratories for the diagnosis and/or monitoring of three important areas of health care:

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

In addition to our current products, we are actively developing new laboratory tests in other important diagnostic testing areas. See “—Other Strategic Relationships.” We manufacture and market to clinical laboratories and other testing sites worldwide. Our customers include large and emerging health care companies such as Bio Rad Laboratories, Inc., Instrumentation Laboratories, Helena Laboratories and Diagnostic Grifols, S.A.

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

(2)                                 Summary of Significant Accounting Policies

(a)                                 Application of New Accounting Standards

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

(b)                                 Principles of Consolidation

The consolidated financial statements include the accounts of Corgenix Medical Corporation and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited (“Corgenix UK”). Corgenix UK was established as a United Kingdom company during 1996 to market our products in Europe. Transactions are generally denominated in U.S. dollars, but also invoices in Euros and British Pound Sterling. All amounts are converted into U.S. dollars upon consolidation of our financial statements. Inter-company balances and transactions have been eliminated in consolidation.

(c)                                  Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  The results of operations for the three months ended September 30, 2010 and September 30, 2009 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly our financial position at September 30, 2010 and the results of operations and our cash flows for the three months ended September 30, 2010 and 2009.

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

Pursuant to the provisions of this Topic, we have reflected the sales of accounts receivable to the factors as secured borrowings. We have also established an accounts receivable from the factors for the retained amounts, less the costs of the transactions, less any anticipated future loss in the value of the retained asset. The retained amounts are equal to 15% of the total accounts receivable invoice sold to the factors. The periodic interest expense and administrative fees assessed by the factors on the amounts owing, are charged to interest expense, and are credited against the accounts receivable due from them.

(f)                                    Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of September 30, 2010 or September 30, 2009. Components of inventories as of September 30 and June 30 are as follows:

	September 30,	June 30,
	2010	2010
Raw materials	$437,328	$431,235
Work-in-process	782,784	883,272
Finished goods	1,303,486	1,185,050
	$2,523,598	$2,499,557

(g)                                 Equipment and Software

Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Equipment acquired under capital leases amounted to $15,580 and $0 for the quarters ended September 30, 2010 and 2009, respectively. Depreciation and amortization expense, which totaled $108,567 and $107,458 for the quarters ended September 30, 2010 and September 30, 2009, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to our web site development, our R & D statistical software, which were and are both amortized over three years, and our accounting software, which is being amortized over five years, beginning in March 2008.

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

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of September 30, 2010, we had accrued $2,646 with respect to the cumulative amount due to CCC, and had a negative accrual of less than $1,000 as of September 30, 2009. For the quarter ended September 30, 2010, we issued to CCC 23,164 shares of our common stock and 75,000 warrants with an exercise price of $0.35 versus 15,296 shares and 75,000 warrants issued in the prior year’s quarter ended September 30, 2009, pursuant to this license agreement.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

(i)                                    Advertising Costs

Advertising costs are expensed when incurred, and are included in Selling and Marketing expensesand totaled $13,321 and $10,071 for the quarters ended September 30, 2010 and September 30, 2009, respectively.

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

(l)                                    Research and Development

Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense totaled $105,381 and $150,359 for the quarters ended September 30, 2010 and September 30, 2009, respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2010 and 2009 provided for fees to us based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues totaled $202,525 and $64,473 for the quarters ended September 30, 2010 and September 30, 2009, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

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

(p)                                 Earnings (loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock, totaling 37,969,844 and 36,334,637 shares as of September 30, 2010 and September 30, 2009, respectively, are not included in the calculation of weighted average common shares-diluted below, as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net loss per share.

	3 Months ended September 30, 2010	3 Months ended September 30, 2009
Net loss attributable to common stockholders	$(354,482)	$(17,637)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	30,982,803	30,294,505
Weighted average common equivalent shares issued during the period	6,938,605	11,350
Weighted average common shares — basic and diluted	37,921,408	30,305,855

Net loss per share — basic and diluted	$(0.01)	$(0.00	)*

*Less than ($0.01) per share

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

(s)                                   Liquidity

At September 30, 2010, our working capital increased by $849,970 to $2,995,900 from $2,145,930 at June 30, 2010, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.92 to 1 at June 30, 2010 to 2.34 to 1 at September 30, 2010. This increase in working capital is primarily attributable to the $1,250,000 strategic investment by ELITech.

At September 30, 2010, trade and other receivables were $1,260,653 versus $1,408,969 at June 30, 2010. Accounts payable, accrued payroll and other accrued expenses increased by a combined $244,024 from June 30, 2010. At September 30, 2010, inventories were $2,523,598, a slight increase versus $2,499,557 at June 30, 2010.

For the quarter ended September 30, 2010, cash provided by operating activities amounted to $135,121, versus cash provided by operating activities of $197,867 for the quarter ended September 30, 2009. The reduction in the cash provided by operations for the current quarter resulted primarily from the increase in the net loss for the period, a slight increase in inventories plus a decrease in accounts payable and accrued payroll and related liabilities.

Net cash provided by investing activities, the proceeds from the sale of fixed assets, offset by the purchase of laboratory equipment, leasehold improvements and computer equipment, was $93 for the quarter ended September 30, 2010, compared to $5,951 net cash used for investing activities for the quarter ended September 30, 2009.

Net cash provided by financing activities amounted to $755,098 for the quarter ended September 30, 2010 compared to $5,788 net cash provided by investing activities for the quarter ended September 30, 2009. This increase versus the comparable prior year was primarily due to the proceeds from the $1,250,000 strategic investment by ELITech.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,519,815 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

The $1,250,000 ELITech common stock investment in addition to the Summit $1,750,000 September 30, 2009 credit facility, in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(t)                                Recently Issued Accounting Pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Level 3—unobservable inputs.

The adoption of these provisions did not have a material effect on our financial condition and results of operations, but introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,100,951			$1,100,951
Total	$1,100,951			$1,100,951

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

The Subsequent Events Topic of the FASB ASC established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Recognized subsequent events should be recognized in the financial statements since the condition existed at the date of the balance sheet. Non recognized subsequent events are not recognized in the financial statements since the conditions arose after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance in this Topic, is effective for interim or annual periods ending after June 15, 2009. In connection with the preparation of our consolidated financial statements, we have evaluated subsequent events after the balance sheet date of September 30, 2010, through the filing of this report.

3.                                      SEGMENT INFORMATION

Our diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, our diagnostic medical products are sold wholesale through distributors, except in the UK, where they are sold direct.  Management has chosen to organize our business around the two geographic segments of business: North American and International operations. The following table sets forth selected financial data for these segments for the three and nine month periods ended September 30, 2010 and 2009.

		Three Months Ended September 30,
		North America	International	Total
Net sales	2010	$1,464,730	$513,494	$1,978,224
	2009	$1,520,641	$524,326	$2,044,967

Net loss	2010	$(96,596)	$(251,634)	$(348,230)
	2009	$(129,099)	$122,347	$(6,752)

Depreciation and	2010	$101,958	$6,609	$108,567
Amortization	2009	$101,805	$5,654	$107,459

Interest expense, net	2010	$(105,783)	$(2,879)	$(108,662)
	2009	$(67,063)	$(1,633)	$(68,696)

Segment assets:
September 30,	2010	$6,037,534	$705,434	$6,742,968
June 30,	2010	$5,385,912	$768,853	$6,154,765

4.                                      REDEEMABLE COMMON STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

(a)                                 Redeemable Common Stock and Warrants

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (MBL) Stock Purchase Agreement, MBL purchased shares of the Company’s common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock (“the Purchased Shares”) at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants were due to expire on July 3, 2009 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2008). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company’s equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company’s Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

As previously reported, on August 1, 2005 the Company and MBL entered into an Amendment to the Common Stock Purchase Agreement and Warrant (the “Amendment”) wherein one-half, or 440,141, of the Purchased Shares were exchanged for a three-year promissory note in the principal amount of $250,000 payable with interest at the prime rate plus two percent (the “First Note”) with payments having commenced in September 1, 2005.  The Amendment also extended the Warrants to August 31, 2008 or until the principal balance of the First Note was paid in full and re-priced the Warrants from $0.568 per share to $0.40 per share.  The First Note has been paid in full and all of the 440,041 Purchased Shares exchanged for the First Note have been returned to the

Company.  Pursuant to the Amendment, the remaining 440,141 Purchased Shares not exchanged for the First Note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2008 unless MBL was able to sell the remaining Purchased Shares on the open market.

As previously reported, on August 1, 2008, the Company and MBL entered into a Second Amendment to the Common Stock Purchase Agreement and Warrant (the “Second Amendment”) wherein one-half, or 220,070, of the remaining Purchased Shares were exchanged for a two-year promissory note in the principal amount of $125,000 payable with interest at the prime rate plus two percent (the “Second Note”) with payments having commenced in September 1, 2008.  The Second Amendment also extended the Warrants to August 1, 2010 or until the principal balance of the Second Note was paid in full.  As of the date of this report, no unpaid principal balance remained on the Second Note, and the 220,070 Purchased Shares exchanged for the Second Note have been returned to the Company.  Pursuant to the Second Amendment, the remaining 220,071 Purchased Shares not exchanged for the Second Note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2010 unless MBL was able to sell the remaining Purchased Shares on the open market.

On August 27, 2010, the Company entered into a Third Amendment to the Common Stock Purchase Agreement and Warrant dated August 1, 2010 (the “Third Amendment”) among the Company and MBL, wherein the remaining 220,070 Purchased Shares were exchanged for a two-year promissory note in the principal amount of $125,000, payable with interest at the prime rate plus two percent (the “Third Note”) with payments having commenced on September 1, 2010. The Third Amendment also extended the Warrants to August 1, 2012.

As of September 30, 2010, a total of 660,212 shares have been returned to us pursuant to the two notes payable.

(b)                                 Redeemable Convertible Preferred Stock

On February 3, 2009, we entered into two agreements (the “Restructuring Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until September 30, 2010 (the “Maturity Date”). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

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

On October 8, 2010, we completed a repurchase of 200,000 shares of our Series B Convertible Preferred Stock (the “Repurchased Shares”) held by CAMOFI Master LDC, a Cayman Islands company (“CAMOFI”), for a purchase price of $50,000.  Pursuant to the Second Modification of Secured Convertible Term Notes dated January 29, 2009 by and between us and CAMOFI, the Repurchased Shares bore a $50,000 liquidation preference and were convertible into 800,000 shares of our common stock at the option of CAMOFI.  The repurchase was funded in part by cash on hand and in part by proceeds from the sale of the Second Tranche Shares.

5.                                     STOCKHOLDERS’ EQUITY

(a)                                 Employee Stock Purchase Plan

Effective January 1, 1999, we adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved our Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter ended September 30, 2010, 1,440 shares were issued under the plans. In the quarter ended September 30, 2009, 27,673shares were issued under the plans.

(b)                                 Incentive Stock Option Plan

Stock Options as of September 30, 2010

Our Amended and Restated 1999 Incentive Stock Plan and the 2007 Incentive Compensation Plan (the “Plan”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of September 30, 2010, and changes during the three months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2010	2,440,000	$0.32	41.3	$—
Granted	(440,000)	$0.10	83.5
Exercised	—	$—	—
Cancelled, expired or forfeited	(40,000)	$0.39	38.5
Options outstanding at September 30, 2010	2,840,000	$0.29	44.3	$—
Options exercisable at September 30, 2010	2,840,000	$0.29	44.3	$—

The total intrinsic value as of September 30, 2010 measures the difference between the market price as of September 30, 2010 and the exercise price. No options were exercised during the three months ended September 30, 2010. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

There was no estimated unrecognized compensation cost from unvested stock options as of September 30, 2010.

The weighted average per share fair value of stock options granted during the quarter ending September 30, 2010 was $0.102. The weighted average per share fair value of stock options granted during the quarter ending September 30, 2009 was $0.095. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Months Ended
	September 30,
Valuation Assumptions	2010	2009

Expected life	7years	7 years
Risk-free interest rate	2.69%	2.69%
Expected volatility	135.8%	84.7%
Expected dividend yield	0%	0%

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

6.                                     DUE TO FACTOR

On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. (“FGI”), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the “Agreement”), effective as of September 30, 2010.

Under the Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

Contemporaneously with the termination of the Agreement, each of following agreements were terminated effective as of September 30, 2010: (a) Guaranty dated March 29, 2010 by and between the Company and FGI, (b) Guaranty dated March 29, 2010 by and between Corgenix Inc. and FGI, and (c) Debenture Agreement dated March 29, 2010 by and between Corgenix UK and FGI.  Corgenix UK paid FGI a termination fee of $25,000.

The accounts receivable sold to FGI were treated as a secured borrowing. During the quarter ended September 30, 2010, we sold $207,584 of our accounts receivable invoices to FGI for approximately $176,027. Fees paid to FGI for interest and other services for the same period totaled $36,263.

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

Under the Financing Agreement, we agreed to sell all of our right, title and interest in and to accounts identified for purchase by Summit from time to time. The purchase price for each sold account equals the face amount of each account multiplied by the applicable advance rate, minus all interest and fees and charges as described in the Financing Agreement. In addition, interest will accrue on advances made by way of purchased accounts at the rate of prime plus 1.5% per annum until Summit receives payment in full on each account. If Summit does not receive full payment on a purchased account by the due date specified in the Financing Agreement, then we or our subsidiary (as applicable) must repurchase that account, and pay Summit the default interest rate until it is repaid.

Currently, the advance rate on eligible accounts receivable is 85%, and will remain the same unless Summit elects in its discretion to apply a different percentage.

The accounts receivable sold to Summit are also treated as a secured borrowing. During the quarter ended September 30, 2010 we sold $1,140,794 of our accounts receivable invoices to Summit for approximately $969,675. Fees paid to Summit for interest and other services for the same period totaled $43,180.

Other Receivables at September 30, 2010 and September 30, 2009 represent the retained percentages of the factored accounts receivable.

7.                                     NOTES PAYABLE

Notes payable consist of the following at September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of September 30, 2010 and June 30, 2010) due in monthly installments with principal payments of $5,200 plus interest through August 2010	$—	$26,200

Note payable, net of discount of $35,349, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of September 30, 2010 due in monthly installments with principal payments of $5,200 plus interest through August 2012	84,449	—

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of September 30, 2010 and June 30, 2010) due in monthly installments with principal payments of $3,804 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2012, collateralized by all assets of Corgenix

	38,617	41,494
	123,066	67,694
Current portion, net of current portion of discount	(63,437)	(43,953)
Notes payable, excluding current portion and net of long-term portion of discount	$59,629	$23,741

8.                                     COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On July 12, 2010, we announced that under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK became the exclusive distributor of the Company’s Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix U.K. assigned and/or transferred the economic benefit to Elitech UK, and Elitech UK assumed all of the obligations of the Company or Corgenix U.K. under all distribution agreements executed by us or Corgenix U.K., as the case may be, related to any distributor whose territory is outside of North America. Thus, as a condition to the closing of the Second Tranche investment with the ELITech group, we will have effectively transferred our product distribution activity outside of North America from our subsidiary, Corgenix U.K., to Elitech UK. Pursuant to this plan, beginning October 1, 2010, we anticipate winding down the business activities heretofore carried out by Corgenix UK and permanently closing the business on or about December 31, 2010. In order to accomplish this wind down and closing of Corgenix UK, it is our intent to transfer one of Corgenix UK’s seven employees to Elitech UK, terminate the employment of all but two of the remaining Corgenix UK employees at September 30, 2010, retain one of their employees and one consultant until November 30, 2010, and retain the last remaining employee until December 31, 2010. In connection with this reduction in workforce, we expect to incur cash charges of approximately $91,543 for one-time costs associated with the severance of these employees, which will be accounted for on a straight-line basis over the period from notification through each employee’s termination date. In order to continue to retain key employees as it winds down its UK business, we may commit to additional cash charges when and if such plans are necessary. We expect that any such additional cash charges would not be material. In addition to the above one-time charges amounting to $91,543, our intent is to sell, where possible, the fixed assets, and transfer the facility lease of Corgenix UK. In that regard, we estimate that we will incur an additional $76,678 in costs related to the loss on sale or abandonment of fixed assets, and $198,418 of charges relating to facility leases and other fixed obligations. All of these charges, with the exception of the loss on fixed assets, will result in future cash expenditures. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.  All of the above estimated costs were accrued as of Septemb er 30, 2010.

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

(c)                                  Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Net sales. Net sales for the quarter ended September 30, 2010 decreased $66,743 or 3.3% to $1,978,224 versus $2,044,967 in the same quarter of the prior fiscal year. Total North American sales decreased $55,911 or 3.7% to $1,464,730 versus $1,520,641 in the prior year’s first quarter, while total sales to international distributors decreased $10,832 or 2.1% to $513,494 versus $524,326 in the prior year’s first quarter. With respect to our major revenue categories and product lines, total worldwide Corgenix labeled product sales increased $82,914 or 6.3% to $1,409,842 versus $1,326,929 in the prior year’s first quarter. North American Corgenix labeled product sales increased $38,845 or 4.1% to $996,229 versus $957,385 in the prior year’s first quarter, whereas international Corgenix labeled product sales increased $44,069 or 11.9% to $413,613 versus $369,544 in the prior year’s first quarter. Worldwide category results were as follows: Phospholipids kit sales (including OEM) increased $9,187 or 1.0% to $927,565 versus $918,378 in the prior year’s first quarter. Coagulation kit sales decreased $21,239 or 5.4% to $372,219 versus $393,459 in the prior year’s first quarter. HA kit sales increased $37,071 or 19.0% to $231,970 versus $194,899 in the prior year’s first quarter, while autoimmune kit sales increased $11,541 or 39.4% to $40,831 versus $29,290 in the prior year’s first quarter. Additionally, worldwide OEM revenues decreased $5,351 or 2.1% to $247,188 versus $252,539 in the prior year’s first quarter, and contract manufacturing revenue decreased $170,893 or 87.7% to $24,000 versus $194,893 in the prior year’s first quarter. R & D contract revenue increased $138,052 or

214.12% to $202,525 versus $64,473 in the prior year’s first quarter. Finally, Aspirin Works sales increased $29,705 or 70.5% to $71,951 versus $42,116 in the prior year’s first quarter.

Cost of sales.  Cost of sales, as a percentage of sales, decreased to 44.1% for the quarter ended September 30, 2010 from 45.4% in the prior year’s comparable quarter. The decrease was primarily attributable to a differentiation in the product sales mix, and to a reduction of scrap and rework for the quarter.

Selling and marketing expenses.  For the quarter ended September 30, 2010, selling and marketing expenses decreased $40,154 or 9.8% to $369,363 from $409,517 for the quarter ended September 30, 2009. The $40,154 decrease versus the prior year resulted primarily from decreases of $12,081 in Corgenix UK sales and marketing expenses, $17,899 in consulting expenses, and $10,640 in travel related expenses, partially offset by a net increase of $466 in other selling and marketing expenses.

Research and developmentExpenses. Research and development expenses decreased $44,978 or 29.9% to $105,381 for the quarter ended September 30, 2010, from $150,359 for the quarter ended September 30, 2009. The $44,978 decrease versus the prior year resulted primarily from decreases of $36,619 in labor-related expenses, $7,196 in clinical studies expenses, and $5,274 in laboratory supplies, partially offset by a net increase of $4,111 in other research and development expenses.

General and administrative expenses. For the quarter ended September 30, 2010, general and administrative expenses increased 6.6% or $31,345 to $503,284 from $471,939 for the quarter ended September 30, 2009. The $31,345 increase versus the prior year resulted primarily from increases of $14,064 in consulting and outside services expenses, $7,266 in equipment lease expense, $3,451 in bank charges,  $3,875 in license fees and miscellaneous taxes, plus $2,689 in other general and administrative expenses.

Interest expense. Interest expense increased $39,966, or 58.2% to $108,662 for the quarter ended September 30, 2010, from $68,696 for the quarter ended September 30, 2009. The $39,966 increase in interest expense was due primarily to the additional interest expense brought about by the FGI borrowings.

(d)                                  ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, non cash expense associated with stock-based compensation and the one-time costs associated with exit or disposal activities (“Adjusted EBITDA”) increased $59,675 or 32.9% to $241,051 for the three months ended September 30, 2010 compared with $181,376 for the corresponding three month period in fiscal 2010. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 months ended September 30, 2010	3 months ended September 30, 2009
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$(348,230)	$(6,752)

Add back:
Depreciation and amortization	108,567	107,459
Stock-based compensation expense	5,636	12,114
Interest expense, net of interest income	108,439	68,555
Costs associated with exit or disposal activities	366,639	—
Adjusted EBITDA	$241,051	181,376

(e)                                  Financing Agreements

On October 8, 2010, we closed the Second Tranche of the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Financière Elitech SAS, a société par actions simplifiée organized under the laws of France (“Elitech”), and Wescor, Inc., a Utah corporation and subsidiary of Elitech (“Wescor”), effective as of October 1, 2010.  As a condition to closing the Second Tranche, we transferred our product distribution activity outside of North America from our subsidiary, Corgenix

U.K. Ltd., (“Corgenix UK”) to Elitech UK Limited, (“Elitech UK”), pursuant to the Assignment and Assumption Agreement, effective as of October 1, 2010 by and among us, Corgenix U.K.and Elitech UK.  As an additional condition to closing the Second Tranche, Wescor purchased 1,666,667 shares of our common stock (the “Second Tranche Shares”) for $250,000, or $0.15 per share.  For no additional consideration, we issued a warrant to Wescor to purchase 833,333 shares of our common stock at $0.15 per share (the “Second Tranche Warrant”).

The foregoing descriptions of the Common Stock Purchase Agreement, the Assignment and Assumption Agreement and the Second Tranche Warrant are not complete descriptions of all the terms of those agreements.  For a complete description of all the terms, we refer you to the full text of the Common Stock Purchase Agreement, the Assignment and Assumption Agreement and the Second Tranche Warrant, copies of which were filed as Exhibits 10.1, 10.2 and 10.3, respectively, to the Form 8-K.

On October 8, 2010, we also completed a repurchase of 200,000 shares of our Series B Convertible Preferred Stock (the “Repurchased Shares”) held by CAMOFI Master LDC, a Cayman Islands company (“CAMOFI”), for a purchase price of $50,000.  Pursuant to the Second Modification of Secured Convertible Term Notes dated January 29, 2009 by and between us and CAMOFI, the Repurchased Shares bore a $50,000 liquidation preference and were convertible into 800,000 shares of our common stock at the option of CAMOFI.  The repurchase was funded in part by cash on hand and in part by proceeds from the sale of the Second Tranche Shares.

On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. (“FGI”), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the “Agreement”), effective as of September 30, 2010.

Under the Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

Contemporaneously with the termination of the Agreement, each of following agreements were terminated effective as of September 30, 2010: (a) Guaranty dated March 29, 2010 by and between the Company and FGI, (b) Guaranty dated March 29, 2010 by and between Corgenix Inc. and FGI, and (c) Debenture Agreement dated March 29, 2010 by and between Corgenix UK and FGI.  Corgenix UK paid FGI a termination fee of $25,000.

On July 12, 2010 we entered into the Common Stock Purchase Agreement with Elitech and Wescor.  In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to $2,000,000 of the Company’s common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares. Also, in connection with the Common Stock Purchase Agreement, we entered into (i) a distribution agreement (“Master Distribution Agreement”) with Elitech UK and (ii) a joint product development agreement (“Joint Product Development Agreement”) with Elitech. The details of the Common Stock Purchase Agreement, Master Distribution Agreement, and Joint Product Development Agreement are outlined below.

The investment by Wescor will take place over a maximum of three tranches:

First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company’s common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. The Company entered into the Master Distribution Agreement with Elitech UK Limited and the Joint Product Development Agreement with Elitech, contemporaneously with the issuance of the First Tranche Shares.

Second Tranche under the Common Stock Purchase Agreement—Pursuant to the Second Tranche of the Common Stock Purchase Agreement, Wescor will invest $250,000 to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 833,333 shares at $0.15 per share. As a condition to the closing of the Second Tranche, the Company will have effectively transferred its product distribution activity outside of North America from our subsidiary, Corgenix U.K. Ltd., to Elitech UK Limited.

Third Tranche under the Common Stock Purchase Agreement—Pursuant to the Third Tranche of the Common Stock Purchase Agreement, Wescor will invest $500,000 to purchase 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement will have determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into the Master Distribution Agreement with Elitech UK, and we entered into the Joint Product Development Agreement with Elitech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK became the exclusive distributor of the Company’s Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix U.K. assigned and/or transferred the economic benefit to Elitech UK, and Elitech UK assumed all of the obligations of the Company or Corgenix U.K. under all distribution agreements executed by us or Corgenix U.K., as the case may be, related to any distributor whose territory is outside of North America.

(f)                                Liquidity and Capital Resources

At September 30, 2010, our working capital increased by $849,970 to $2,995,900 from $2,145,930 at June 30, 2010, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.92 to 1 at June 30, 2010 to 2.34 to 1 at September 30, 2010. This increase in working capital is primarily attributable to the $1,250,000 strategic investment by ELITech.

At September 30, 2010, trade and other receivables were $1,260,653 versus $1,408,969 at June 30, 2010. Accounts payable, accrued payroll and other accrued expenses increased by a combined $244,024 from June 30, 2010. At September 30, 2010, inventories were $2,523,598, a slight increase versus $2,499,557 at June 30, 2010.

For the quarter ended September 30, 2010, cash provided by operating activities amounted to $135,121, versus cash provided by operating activities of $197,867 for the quarter ended September 30, 2009. The reduction in the cash provided by operations for the current quarter resulted primarily from the increase in the net loss for the period, a slight increase in inventories plus a decrease in accounts payable and accrued payroll and related liabilities.

Net cash provided by investing activities, the proceeds from the sale of fixed assets, offset by the purchase of laboratory equipment, leasehold improvements and computer equipment, was $93 for the quarter ended September 30, 2010, compared to $5,951 net cash used for investing activities for the quarter ended September 30, 2009.

Net cash provided by financing activities amounted to $755,098 for the quarter ended September 30, 2010 compared to $5,788 net cash provided by investing activities for the quarter ended September 30, 2009. This increase versus the comparable prior year was primarily due to the proceeds from the $1,250,000 strategic investment by ELITech.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,519,815 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

The $1,250,000 ELITech common stock investment in addition to the Summit $1,750,000 September 30, 2009 credit facility, in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(g)                                 Off -Balance Sheet Arrangements

None.

(h)                                 Contractual Obligations and Commitments

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

Item 4.

Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-

15(b) or Rule 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective and ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Other Information

Item 1.                                 Legal Proceedings

None

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                 Defaults Upon Senior Securities

None

Item 4.                                 Removed and Reserved

None

Item 5.                                 Other Information

None

Item 6.                                 Exhibits

a. Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

3.1*	Amended and Restated Articles of Incorporation, dated June 9, 2008

3.2*	Amended and Restated Bylaws, dated September 30, 2010

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

November 10, 2010	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)