Form 10-Q
period 2010-12-31
CORGENIX MEDICAL CORP/CO
filed 2011-02-14
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of Common Stock outstanding was 40,893,004 as of February 5, 2011.

CORGENIX MEDICAL CORPORATION

December 31, 2010

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2010	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$1,447,598	$494,096
Accounts receivable, less allowance for doubtful accounts of $30,000 as of December 31, 2010 and June 30, 2010	1,021,821	1,269,795
Other receivables	77,195	139,174
Inventories	2,637,934	2,499,557
Prepaid expenses and other current assets	18,941	77,425
Total current assets	5,203,489	4,480,047
Equipment
Capitalized software costs	264,418	258,947
Machinery and laboratory equipment	1,140,972	1,061,357
Furniture, fixtures, leaseholds & office equipment	1,837,394	1,862,179
	3,242,784	3,182,483
Accumulated depreciation and amortization	(2,217,354)	(2,014,327)
Net equipment	1,025,430	1,168,156
Intangible assets:
Licenses	331,862	340,934
Other assets:
Deferred financing costs net of amortization of $1,991,094 and $1,929,008	—	55,879
Other assets	112,150	109,749
Total assets	$6,672,931	$6,154,765
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 7)	$62,255	$43,953
Current portion of capital lease obligations	47,824	70,758
Inventory loan payable	204,151	306,556
Due to factor (Note 6)	518,145	826,955
Accounts payable	607,114	487,576
Accrued payroll and related liabilities	253,935	291,831
Accrued liabilities-other	334,293	306,488
Total current liabilities	2,027,717	2,334,117
Notes payable, net of discount, less current portion (Note 7)	43,965	23,742
Capital lease obligations, less current portion	40,736	8,612
Deferred facility lease payable, excluding current portion (Note 2)	348,189	452,266
Total liabilities	2,460,607	2,818,737
Redeemable common stock, $0.001 par value. 220,070 and 302,600 shares issued and outstanding, aggregate redemption value of $125,000 and $171,877 (Note 4)	—	122,306

Redeemable preferred stock, $0.001 par value. 36,680 and 236,680 shares issued and outstanding, aggregate redemption value of $9,170 and $59,170, net of unaccreted dividends of $2,181 and $18,672 (Note 4)	9,557	57,066

Stockholders’ equity (Note 5):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 40,918,853 and 30,982,803 at December 31 and June 30, respectively	40,699	30,680
Additional paid-in capital	20,172,364	18,724,906
Accumulated deficit	(15,988,113)	(15,566,597)
Accumulated other comprehensive income	(22,183)	(32,333)
Total stockholders’ equity	4,202,767	3,156,656
Total liabilities and stockholders’ equity	$6,672,931	$6,154,765

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net sales	$1,785,949	$1,959,452	$3,764,173	$4,004,419
Cost of sales	833,112	884,509	1,706,460	1,813,858

Gross profit	952,837	1,074,943	2,057,713	2,190,561

Operating expenses:
Selling and marketing	341,341	419,695	710,704	829,212
Research and development	186,989	166,060	292,370	316,419
General and administrative	440,588	476,793	943,872	948,732
Costs associated with exit or disposal activities (note 8)	—	—	366,639	—
Total expenses	968,918	1,062,548	2,313,585	2,094,363

Operating income (loss)	(16,081)	12,395	(255,872)	96,198

Other income (expense):
Interest income	239	174	462	315
Loss on early extinguishment of debt	—	—	—	(22,000)
Interest expense	(46,113)	(96,410)	(154,775)	(165,106)
Total other income (expense)	(45,874)	(96,236)	(154,313)	(186,791)

Net loss	(61,955)	(83,841)	(410,185)	(90,593)
Accreted dividends on redeemable preferred and redeemable common stock	5,079	10,884	11,331	21,769

Net loss attributable to common shareholders	(67,034)	(94,725)	(421,516)	(112,362)

Net loss per share, basic and diluted	$(0.00)*	$(0.00)*	$(0.01)	$(0.00)*

Weighted average shares outstanding, basic and diluted (note 2)	40,918,633	31,033,209	39,420,020	30,669,532

Net loss	$(61,955)	$(83,841)	$(410,185)	$(90,593)

Other comprehensive income (loss)-foreign currency translation	(20,457)	(11,847)	10,150	(43,361)

Total comprehensive loss	$(82,412)	$(95,688)	$(400,035)	$(133,954)

*Less than $0.01 per share

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the six months ended December 31, 2010

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2010	30,982,803	$30,680	$18,724,906	$(15,566,597)	$(32,333)	$3,156,656
Issuance of common stock for services	3,283	3	321	—	—	324
Issuance of common stock for cash	10,000,001	10,001	1,489,999			1,500,000
Issuance of warrants for license	—	—	3,412	—	—	3,412
Issuance costs for common stock offering	—	—	(95,481)	—	—	(95,481)
Compensation expense recorded as a result of stock options Issued	—	—	10,959	—	—	10,959
Issuance of common stock for license	15,296	15	1,362	—	—	1,377
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(11,331)	—	(11,331)
Warrant extension as a result of MBL Agreement Amendment	—	—	36,886	—	—	36,886
Cancellation of redeemable common stock upon note pay down	(82,530)	—	—	—	—	—
Foreign currency translation	—	—	—	—	10,150	10,150
Net loss	—	—	—	(410,185)	—	(410,185)
Balances at December 31, 2010	40,918,853	$40,699	$20,172,364	$(15,988,113)	$(22,183)	$4,202,767

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended
	December 31, 2010	December 31, 2009

Cash flows from operating activities:
Net loss	$(410,185)	$(90,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	215,568	215,200
Accretion of discount on note payable	—	2,244
Common stock issued for services	324	2,646
Compensation expense recorded for stock options issued	10,959	15,814
Amortization of deferred financing costs	24,355	26,100
Changes in operating assets and liabilities:
Trade and other receivables, net	325,234	154,246
Inventories	(134,612)	21,182
Prepaid expenses and other assets, net	89,521	8,030
Accounts payable	102,939	(200,464)
Accrued payroll and related liabilities	(37,896)	30,545
Accrued interest and other liabilities	(77,763)	(136,456)

Net cash provided by operating activities	108,444	48,494

Cash flows from (used) in investing activities:
Proceeds from sale of equipment	46,429	—
Additions to equipment	(34,983)	(28,407)
Net cash provided by (used in) investing activities	11,446	(28,407)
Cash flows from (used in) financing activities:
Increase (decrease) in amount due to factor	(308,810)	(405,786)
Increase (decrease) in inventory loan	(102,405)	358,000
Payment for redemption of convertible preferred stock	(50,000)	—
Proceeds from issuance of common stock, net of financing costs	1,404,519	—
Proceeds from issuance of notes payable	—	125,000
Payments on notes payable	(55,736)	(130,883)
Payments on capital lease obligations	(57,570)	(87,439)
Net cash from (used) in financing activities	829,998	(141,108)

Net increase (decrease) in cash and cash equivalents	949,888	(121,021)
Impact of exchange rate changes on cash	3,614	(2,770)
Cash and cash equivalents at beginning of period	494,096	785,466
Cash and cash equivalents at end of period	$1,447,598	$661,675
Supplemental cash flow disclosures:
Cash paid for interest	$130,671	$138,733
Noncash investing and financing activities
Issuance of warrants for license	$3,412	$3,903
Issuance of stock for license	$1,377	$2,548
Equipment acquired under capital leases	$66,006	$—
Conversion of redeemable common stock to note payable	$125,000	$—
Warrant extensions as a result of note modification	$36,887	$—
Common stock issued for accrued stock-based compensation	$—	$70,024
Accreted dividends on redeemable common and redeemable preferred stock	$11,332	$21,768

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

Pursuant to the Common Stock Purchase Agreement, if our board determines to initiate the solicitation of offers or indications of interest in pursuing a Change of Control transaction, as defined therein, (without having first received an unsolicited offer from a third party) then the board will, consistent with its fiduciary duty to maximize shareholder value, design a process in consultation with legal counsel and any financial advisor the board elects. Wescor may participate in the process, on terms established by the Company’s board to govern the solicitation of offers process

Pursuant to the Common Stock Purchase Agreement, if our board receives an unsolicited third-party offer (or indication of interest in making an offer) with respect to a Change of Control transaction, we will provide written notice to Wescor. If our board elects to begin a process that could lead to a Change of Control then we will commence negotiations with the unsolicited bidder and with Wescor to seek the highest value available from those parties. The terms of the process are further outlined in the Common Stock Purchase Agreement.

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

(c)                                  Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  The results of operations for the three and six months ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly our financial position at December 31, 2010 and the results of operations and our cash flows for the three and six months ended December 31, 2010 and 2009.

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

(f)            Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of December 31, 2010 or December 31, 2009. Components of inventories as of December 31 and June 30 are as follows:

	December 31,	June 30,
	2010	2010
Raw materials	$451,702	$431,235
Work-in-process	987,858	883,272
Finished goods	1,198,374	1,185,050
	$2,637,934	$2,499,557

(g)                                 Equipment and Software

Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. For the quarter ended December 31, 2010, there was $66,006 worth of equipment acquired under capital leases. For the quarter ended December 31, 2009, there was no equipment acquired under capital leases. For the six months ended December 31, 2010, there was $66,006 worth of equipment acquired under capital leases, and for the six months ended December 31, 2009, no equipment was acquired under capital leases. Depreciation and amortization expense, which totaled $107,001 and $107,742 for the quarters ended December 31, 2010 and December 31, 2009, respectively, and $215,568 and $215,200 for the six months ended December 31, 2010 and December 2009, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to our web site development, our R & D statistical software, which were and are both amortized over three years, and our accounting software, which is being amortized over five years, beginning in March 2008.

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

The License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of December 31, 2010, we had no accrual with respect to the cumulative amount due to CCC. For the six month period ended December 31, 2010, we issued to CCC 15,296 shares of our common stock and 75,000 warrants with an exercise price of $0.35, pursuant to this license agreement versus 23,164 shares and 75,000 warrants issued for the quarter and six months ended December 31, 2009..

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

(i)                                    Advertising Costs

Advertising costs are expensed when incurred, and are included in Selling and Marketing expenses. Advertising costs, which totaled $9,719and $12,777 for the quarters ended December 31, 2010 and December 31, 2009, respectively, and $23,040 and $22,849 for the six month periods ended December 31, 2010 and December 2009, respectively.

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

(l)                                    Research and Development

Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Research and development expense totaled $186,989 and $166,060 for the quarters ended December 31, 2010 and December 31, 2009, respectively, and $292,370 and $316,419 for the six month periods ended December 31, 2010 and December 2009, respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2010 and 2009 provided for fees to us based on time and materials in exchange for performing specified research and development functions. Contract research and development revenues totaled $217,756 and $113,557 for the quarters ended December 31, 2010 and December 31, 2009, respectively, and $420,281 and $178,030 for the six month periods ended December 31, 2010 and December 2009, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

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

(p)                                 Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock totaling 24,439,246 and 36,442,537 shares as of December 31, 2010 and December 31, 2009, respectively, are not included in the calculation of weighted average common shares-diluted below, as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended December 31, 2010	3 Months ended December 31, 2009	6 Months ended December 31, 2010	6 Months ended December 31, 2009
Net loss attributable to common shareholders	$(67,034)	$(94,725)	(421,516)	$(112,362)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	39,250,343	31,050,429	30,982,803	30,294,505
Weighted average common equivalent shares issued (retired) during the period	1,668,290	(17,220)	8,437,217	375,027
Weighted average common shares — basic and diluted	40,918,633	31,033,209	39,420,020	30,669,532
Net loss per share — basic and diluted	$ *(0.00)	$ *(0.00)	$(0.01)	$ *(0.00)

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

(s)                                   Liquidity

At December 31, 2010, our working capital increased by $179,872 to $3,175,772 from $2,145,930 at June 30, 2010, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.92 to 1 at June 30, 2010 to 2.57 to 1 at December 30, 2010. This increase in working capital is primarily attributable to the $1,500,000 strategic investments by ELITech.

At December 31, 2010, trade and other receivables were $1,099,016 versus $1,408,969 at June 30, 2010. Accounts payable, accrued payroll and other accrued expenses increased by a combined $109,447 from June 30, 2010. At December 31, 2010, inventories were $2,637,934, a slight increase versus $2,499,557 at June 30, 2010.

For the six months ended December 31, 2010, cash provided by operating activities amounted to $108,444, versus $48,494 provided for the six months ended December 31, 2009. The $108,444 cash provided by operating activities was primarily attributable to decreases in accounts and other receivables and prepaid expenses and other assets, plus increases in accounts payable, partially offset by an increase in inventories plus decreases in accrued payroll and related liabilities and other accrued liabilities. The $108,444 cash provided by operating activities, plus $11,446 net cash provided by investing activities (primarily due to the proceeds from disposal of equipment), $829,998 cash provided by financing activities (primarily due to proceeds from the issuance of common stock), and a $3,614 positive cash impact for the impact of foreign currency translation, resulted in a $949,888 net increase in our cash balance as of December 31, 2010.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,576,691 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the Elites collaboration and investment, described above.

The $1,500,000 Elites common stock investments in addition to the Summit $1,750,000 December 31, 2009 credit facility, when considered in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(t)                                    Fair Value Measurements

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

Level 3—unobservable inputs.

The adoption of these provisions did not have a material effect on our financial condition and results of operations, but introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,126,126	—	—	$1,126,126
Total	$1,126,126	—	—	$1,126,126

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

3.                                      SEGMENT INFORMATION

Our diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, our diagnostic medical products were sold wholesale through distributors, via our wholly owned subsidiary, Corgenix UK-Ltd.  However, commencing October 1, 2010, we began the process of winding down and eventually closing our international subsidiary, Corgenix UK-LTD, and our international product sales began to be executed solely through the ELITech group, our master distributor. Consequently, it is no longer meaningful to organize our business around the two geographic segments of business: North American and International operations.

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

(b)                                 Redeemable Convertible Preferred Stock

On February 3, 2009, we entered into two agreements (the “Restructuring Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until December 31, 2010 (the “Maturity Date”). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

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

(3)                                  We issued to CAMOFI 200,000 shares of our Series B Convertible Preferred Stock (“Series B”), with a liquidation preference of $50,000, which is convertible into 800,000 shares of our common stock at the rate of $0.25 per share; and

(4)                                  We issued to Truk 36,680 shares of Series B, with a liquidation preference of $9,170, which is convertible into 146,720 shares of our common stock at the rate of $0.25 per share. The calculated cost of items (2) through (4) above, were charged to deferred finance costs and was amortized over nine months through December 2009.

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

5.                                     STOCKHOLDERS’ EQUITY

(a)                                 Employee Stock Purchase Plan

Effective January 1, 1999, we adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved our Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter and six months ended December 31, 2010, 11,378 and 34,547 shares, respectively, were issued under the plans. In the quarter and six months ended December 31, 2010, 1,440 shares were issued under the plan. In the quarter and six months ended December 31, 2009, 11,378 and 34,547 shares, respectively, were issued under the plans.

(b)                                 Incentive Stock Option Plan

Stock Options as of December 31, 2010

Our Amended and Restated 1999 Incentive Stock Plan and the 2007 Incentive Compensation Plan (the “Plan”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of December 31, 2010, and changes during the six months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2010	2,440,000	$0.32	41.3	$—
Granted	440,000	$0.10	83.5
Exercised	—	$—	—
Cancelled, expired or forfeited	(40,000)	$0.39	38.5
Options outstanding at December 31, 2010	2,840,000	$0.29	44.3	$—
Options exercisable at December 31, 2010	2,840,000	$0.29	44.3	$—

The total intrinsic value as of December 31, 2010 measures the difference between the market price as of December 31, 2010 and the exercise price. No options were exercised during the six months ended December 31, 2010. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

There was no unrecognized compensation cost from unvested stock options as of December 31, 2010

The weighted average per share fair value range of stock options granted during the six month periods ending December 31, 2010 was $0.102. The weighted average per share of stock options granted during the six months ended December 31, 2009 was $0.095. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Six Months Ended
	December 31,		December 31,
Valuation Assumptions	2010	2009	2010	2009

Expected life	N/A	7 years	7years	7 years
Risk-free interest rate	N/A	2.69%	2.69%	2.69%
Expected volatility	N/A	84.7%	135.8%	84.7%
Expected dividend yield	N/A	0%	0%	0%

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

The accounts receivable sold to FGI were treated as a secured borrowing. During the quarter and six months ended December 31, 2010, we sold $207,584 of our accounts receivable invoices to FGI for approximately $176,027. Fees paid to FGI for interest and other services for the same periods totaled $36,263.

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

The accounts receivable sold to Summit are also treated as a secured borrowing. During the quarter and six months ended December 31, 2010 we sold $1,014,417 and $2,155,211 respecitively, of our accounts receivable invoices to Summit for approximately $862,254 and $1,831,929. Fees paid to Summit for interest and other services for the same periods totaled $39,670 and $82,850, respectively.

Other Receivables at December 30, 2010 and December 30, 2009 represent the retained percentages of the factored accounts receivable.

7.                                     NOTES PAYABLE

Notes payable consist of the following at December 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010

Note payable, net of discount of $30,739, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of December 31, 2010 due in monthly installments with principal payments of $5,200 plus interest through August 2012	$73,461	$—

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of December 31, 2010 and June 30, 2010) due in monthly installments with principal payments of $3,804 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2012, collateralized by all assets of Corgenix

	32,759	41,494

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2010) due in monthly installments with principal payments of $5,200 plus interest through August 2010	—	26,200
	106,220	67,694
Current portion, net of current portion of discount	(62,255)	(43,953)
Notes payable, excluding current portion and net of long-term portion of discount	$43,965	$23,741

8.                                     COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On July 12, 2010, we announced that under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK became the exclusive distributor of the Company’s Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix U.K. assigned and/or transferred the economic benefit to Elitech UK, and Elitech UK assumed all of the obligations of the Company or Corgenix U.K. under all distribution agreements executed by us or Corgenix U.K., as the case may be, related to any distributor whose territory is outside of North America. Thus, as a condition to the closing of the Second Tranche investment with the ELITech group, we will have effectively transferred our product distribution activity outside of North America from our subsidiary, Corgenix U.K., to Elitech UK. Pursuant to this plan, beginning October 1, 2010, we anticipate winding down the business activities heretofore carried out by Corgenix UK and permanently closing the business on or about December 31, 2010. In order to accomplish this wind down and closing of Corgenix UK, it is our intent to transfer one of Corgenix UK’s seven employees to Elitech UK, terminate the employment of all but two of the remaining Corgenix UK employees at September 30, 2010, retain one of their employees and one consultant until November 30, 2010, and retain the last remaining employee until December 31, 2010. In connection with this reduction in workforce, we expect to incur cash charges of approximately $91,543 for one-time costs associated with the severance of these employees, which will be accounted for on a straight-line basis over the period from notification through each employee’s termination date. In order to continue to retain key employees as it winds down its UK business, we may commit to additional cash charges when and if such plans are necessary. We expect that any such additional cash charges would not be material. In addition to the above one-time charges amounting to $91,543, our intent is to sell, where possible, the fixed assets, and transfer the facility lease of Corgenix UK. In that regard, we estimate that we will incur an additional $76,678 in costs related to the loss on sale or abandonment of fixed assets, and $198,418 of charges relating to facility leases and other fixed obligations. All of these charges, with the exception of the loss on fixed assets, will result in future cash expenditures. Although we believe that our estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.  All of the above estimated costs were accrued as of September 30, 2010, and we believe that they are still appropriate as of December 31, 2010.

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

Since our inception, our revenues have come primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

Beginning in fiscal year 1996, we began adding third-party OM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

Although, we have generally experienced growth in revenues over the past 21 years, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

(c)           Results of Operations

Three Months Ended December 31, 2010 compared to 2009

Net sales. The two tables below provide the reader with further insight as to the changes of the various components of our sales for the comparable quarters and six months periods ended December 31, 2010 and December 31, 2009.

Cost of sales.  Cost of sales, as a percentage of sales, increased to 47.8% for the quarter ended December 31, 2010 from 45.1% in the prior year’s comparable quarter. The increase was primarily attributable to higher relative cost of sales on international sales and on revenue from research and development contracts.

Selling and marketing expenses.  For the quarter ended December 31, 2010, selling and marketing expenses decreased $78,354 or 18.7% to $341,341 from $419,695 for the quarter ended December 31, 2009. The $78,354 decrease versus the prior year resulted primarily from decreases of $95,574 in Corgenix UK sales and marketing expenses and $22,051 in consulting and outside service expenses, partially offset by a net increase of $39,271 in other selling and marketing expenses.

Research and developmentExpenses. Research and development expenses increased $20,929 or 12.6% to $186,989 for the quarter ended December 31, 2010, from $166,060 for the quarter ended December 31, 2009. The $20,929 increase versus the prior year resulted primarily from an increase of $58,839 in consulting and outside service expenses, partially offset by a net decrease of $37,910 in other research and development expenses.

General and administrative expenses. For the quarter ended December 31, 2010, general and administrative expenses decreased $36,205 or 7.6% to $440,588 from $476,793 for the quarter ended December 31, 2009. The $36,205 decrease versus the prior year resulted primarily from a decrease of $77,466 in Corgenix UK general and administrative expenses, partially offset by  a net increase of $41,261 in other general and administrative expenses.

Interest expense. Interest expense decreased $50,297, or 52.2% to $46,113 for the quarter ended December 31, 2010, from $96,410 for the quarter ended December 31, 2009. The $50,297 decrease in interest expense was due primarily to the reduced interest expense brought about by the termination of the FGI financing agreement.

Six Months Ended December 31, 2010 compared to 2009

Net sales. The following two tables provide the reader with further insight as to the changes of the various components of our sales for the comparable quarters and six months periods ended December 31, 2010 and December 31, 2009.

	Quarters Ended			Six Months Ended
	December 31,		% Incr.	December 31,		% Incr.
	2010	2009	(Decr.)	2010	2009	(Decr.)
Sales:
Geographical Breakdown
North America	$1,419,234	$1,393,819	1.8%	$2,883,964	$2,914,461	(1.0)%
International	$366,715	$565,633	(35.2)%	$880,209	$1,089,958	(19.2)%
Total Sales	$1,785,949	$1,959,452	(8.9)%	$3,764,173	$4,004,419	(6.0)%

	Quarters Ended			Six Months Ended
	December 31,		% Incr.	December 31,		% Incr.
	2010	2009	(Decr.)	2010	2009	(Decr.)
Sales:
By Category
Phospholipid Sales *	$742,283	$855,334	(13.2)%	$1,669,848	$1,773,711	(5.9)%
Coagulation Sales	$343,539	$412,891	(16.8)%	$715,758	$806,350	(11.2)%
Aspirin Works Sales	$108,588	$51,924	109.1%	$180,409	$94,041	91.8%
Hyaluronic Acid Sales	$168,620	$222,826	3.4%	$400,590	$417,725	4.1%
Autoimmune Sales	$35,127	$57,656	(39.1)%	$75,958	$86,946	(12.6)%
Contract Manufacturing	$31,900	$55,447	(42.5)%	$55,900	$250,339	(77.7)%
R & D Contract	$217,756	$113,557	91.8%	$420,281	$178,030	136.1%
Shipping and Other	$138,136	$189,817	(27.2)%	$245,429	$397,279	(38.2)%
Total Sales	$1,785,949	$1,959,452	(8.9)%	$3,764,173	$4,004,421	(6.0)%

•                  Includes OEM Sales

Cost of sales.  Cost of sales, as a percentage of sales, stayed at 45.3% for the six months ended December 31, 2010 from 45.3% in the prior year’s comparable six months.

Selling and marketing expenses.  For the six months ended December 31, 2010, selling and marketing expenses decreased $118,508 or 14.3% to $710,704 from $829,212 for the six months ended December 31, 2009. The $118,508 decrease versus the prior year resulted primarily from decreases of $107,655 in Corgenix UK sales and marketing expenses and $39,950 in advertising expenses, partially offset by a net increase of $29,097 in other selling and marketing expenses.

Research and developmentexpenses. Research and development expenses decreased $24,049 or 7.6% to $292,370 for the six months ended December 31, 2010, from $316,419 for the six months ended December 31, 2009. The $24,049 decrease versus the prior year resulted primarily from decreases of $64,800 in labor-related expenses and $10,410 in laboratory supplies, partially offset by a net increase of $51,161 in other research and development expenses.

General and administrative expenses. For the six months ended December 31, 2010, general and administrative expenses decreased $4,860 or 1% to $943,872 from $948,732 for the six months ended December 31, 2009. The $4,860 decrease versus the prior year resulted primarily from a decrease of $62,942 in Corgenix UK general and administrative expenses, partially offset by a net increase of $58,082 in other general and administrative expenses.

Interest expense. Interest expense decreased $10,331, or 6.3% to $154,775 for the six months ended December 31, 2010, from $165,106 for the six months ended December 31, 2009. The $10,331 decrease in interest expense was due primarily to the reduced interest expense brought about by the termination of the FGI financing agreement.

(d)           ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, non cash expense associated with stock-based compensation and the one-time costs associated with exit or disposal activities (“Adjusted EBITDA”) decreased $29,716 or 23.5% to $96,766 for the quarter ended December 31, 2010 compared with $126,482 for the corresponding quarter in fiscal 2010. For the six months ended December 31, 2011, Adjusted EBITDA increased $29,760 or 9.7% to $337,618 compared with $307,858 for the corresponding six month period in fiscal 2010. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended December 31, 2010	3 Months ended December 31, 2009	6 Months ended December 31, 2010	6 Months ended December 31, 2009
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(61,955)	$(83,841)	(410,185)	$(90,593)

Add back:
Depreciation and amortization	107,001	107,742	215,568	215,200
Stock-based compensation expense	5,846	6,345	11,283	18,460
Interest expense, net of interest income	45,874	96,236	154,313	164,791
Costs associated with exit or disposal activities.	—	—	366,639	—
Adjusted EBITDA	96,766	126,482	337,618	307,858

(e)           Financing Agreement

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

(f)            Liquidity and Capital Resources

At December 31, 2010, our working capital increased by $1,029,842 to $3,175,772 from $2,145,930 at June 30, 2010, and concurrently, our current ratio (current assets divided by current liabilities) increased from 1.92 to 1 at June 30, 2010 to 2.57 to 1 at December 30, 2010. This increase in working capital is primarily attributable to the $1,500,000 strategic investments by ELITech.

At December 31, 2010, trade and other receivables were $1,099,016 versus $1,408,969 at June 30, 2010. Accounts payable, accrued payroll and other accrued expenses increased by a combined $109,447 from June 30, 2010. At December 31, 2010, inventories were $2,637,934, a slight increase versus $2,499,557 at June 30, 2010.

For the six months ended December 31, 2010, cash provided by operating activities amounted to $108,444, versus $48,494 provided for the six months ended December 31, 2009. The $108,444 cash provided by operating activities was primarily attributable to decreases in accounts and other receivables and prepaid expenses and other assets, plus increases in accounts payable, partially offset by an increase in inventories plus decreases in accrued payroll and related liabilities and other accrued liabilities. The $108,444 cash provided by operating activities, plus $11,446 net cash provided by investing activities (primarily due to the proceeds from disposal of equipment), $829,998 cash provided by financing activities (primarily due to proceeds from the issuance of common stock), and a $3,614 positive cash impact for the impact of foreign currency translation, resulted in a $949,888 net increase in our cash balance as of December 31, 2010.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,576,691 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

The $1,250,000 ELITech common stock investment in addition to the Summit $1,750,000 December 31, 2009 credit facility, in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

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

Initially, there was no base lease rate payable on 6,400 square feet of the Property, plus estimated operating expenses of $1.61 per square foot.  The base lease rate on 6,400 square feet of the Property increased to $3.00 per square foot commencing on August 28, 2007, increased to $3.09 on January 28, 2008, increased to $3.19 on January 28, 2009, and increased to $3.28 on January 28, 2010, with fixed annual increases each January 28 thereafter during the initial Term, plus estimated operating expenses of $1.61 per square foot.

Thus, the estimated total rent (this is dependent upon the actual operating expenses) on the entire 32,000 square feet of the Property was initially $1.61 per square foot, then increased to approximately $9.00 per square foot on January 28, 2007, then increased to approximately $9.60 per square foot on August 28, 2007, then increases to approximately $10.93 per square foot on January 28, 2008, then increased to $11.92 on January 28, 2009, and increased to $12.21 on January 28, 2010, with annual increases in the base lease rate each January 28 thereafter during the initial Term, up to an estimated total rent of $13.18 per square foot during the final year of the initial Term.

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

Other Information

Item 1.            Legal Proceedings

None

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2010 we entered into a Common Stock Purchase Agreement with Elitech and Wescor. In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to $2,000,000 of the Company’s common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares. The investment by Wescor will take place over a maximum of three tranches:

Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company’s common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share.

On October 8, 2010, we closed the Second Tranche of the Common Stock Purchase Agreement with Elitech and Wescor, effective as of October 1, 2010. As a condition to closing the Second Tranche, we transferred our product distribution activity outside of North America from our subsidiary, Corgenix U.K. Ltd. to Elitech UK Limited. As an additional condition to closing the Second Tranche, Wescor purchased 1,666,667 shares of our common stock for $250,000, or $0.15 per share.  For no additional consideration, we issued a warrant to Wescor to purchase 833,333 shares of our common stock at $0.15 per share.

The shares and warrants offered under the Common Stock Purchase Agreement have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The offer of such securities is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act. A Form D was filed by the Company reporting additional information regarding the sale of the securities. The warrants offered by the Company to Wescor, under each Tranche in the Common Stock Purchase Agreement, give Wescor the right to purchase up to a total of 6,666,667 shares of the Company’s common stock, $.001 par value, exercisable at $0.15 per share, with each warrant expiring after five years from the date of issuance.

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

None

Item 5.            Other Information

None

Item 6.            Exhibits

a. Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

10.1**	Assignment and Assumption Agreement effective as of October 1, 2010 by and among Elitech UK Limited, Corgenix Medical Corporation and Corgenix U.K. Ltd.

10.2**	Second Tranche Warrant effective as of October 1, 2010 issued by Corgenix Medical Corportion.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith.

**           Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 12, 2010.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

February 14, 2011	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)