Form 10-Q
period 2011-03-31
CORGENIX MEDICAL CORP/CO
filed 2011-05-13
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock outstanding was 40,894,847 as of May 9, 2011.

CORGENIX MEDICAL CORPORATION

March 31, 2011

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$1,086,263	$494,096
Accounts receivable, less allowance for doubtful accounts of $30,000 as of March 31, 2011 and June 30, 2010	1,159,515	1,269,795
Other receivables	86,639	139,174
Inventories	2,840,726	2,499,557
Prepaid expenses and other current assets	19,449	77,425
Total current assets	5,192,592	4,480,047
Equipment
Capitalized software costs	355,186	258,947
Machinery and laboratory equipment	1,246,816	1,061,357
Furniture, fixtures, leaseholds & office equipment	1,782,131	1,862,179
	3,384,133	3,182,483
Accumulated depreciation and amortization	(2,320,809)	(2,014,327)
Net equipment	1,063,324	1,168,156
Intangible assets:
Licenses	324,647	340,934
Other assets:
Deferred financing costs net of amortization of $1,991,094 and $1,929,008	—	55,879
Other assets	94,335	109,749
Total assets	$6,674,898	$6,154,765
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 7)	$100,816	$43,953
Current portion of capital lease obligations	60,973	70,758
Inventory loan payable	188,881	306,556
Due to factor (Note 6)	518,830	826,955
Accounts payable	746,397	487,576
Accrued payroll and related liabilities	250,190	291,831
Accrued liabilities-other	296,763	306,488
Total current liabilities	2,162,850	2,334,117
Notes payable, net of discount, less current portion (Note 7)	88,887	23,742
Capital lease obligations, less current portion	80,013	8,612
Deferred facility lease payable, excluding current portion (Note 2)	296,157	452,266
Total liabilities	2,627,907	2,818,737
Redeemable common stock, $0.001 par value. 220,070 and 302,600 shares issued and outstanding, aggregate redemption value of $125,000 and $171,877 (Note 4)	—	122,306

Redeemable preferred stock, $0.001 par value. 36,680 and 236,680 shares issued and outstanding, aggregate redemption value of $9,170 and $59,170, net of unaccreted dividends of $2,181 and $18,672 (Note 4)	10,024	57,066

Stockholders’ equity (Note 5):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 40,893,004 and 30,982,803 at March 31 and June 30, respectively	40,701	30,680
Additional paid-in capital	20,178,008	18,724,906
Accumulated deficit	(16,158,000)	(15,566,597)
Accumulated other comprehensive income	(23,742)	(32,333)
Total stockholders’ equity	4,036,967	3,156,656
Total liabilities and stockholders’ equity	$6,674,898	$6,154,765

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net sales	$1,828,943	$2,196,010	$5,593,116	$6,200,429
Cost of sales	942,099	1,129,658	2,770,980	3,057,989

Gross profit	886,844	1,066,352	2,822,136	3,142,440

Operating expenses:
Selling and marketing	370,502	375,369	1,081,206	1,204,581
Research and development	49,331	30,573	219,280	232,519
General and administrative	492,052	514,183	1,435,924	1,462,914
Costs associated with exit or disposal activities (note 8)	85,678	—	452,317	—
Total expenses	997,563	920,125	3,188,727	2,900,014

Operating income (loss)	(110,719)	146,227	(366,591)	242,426

Other income (expense):
Interest income	202	94	664	409
Loss on early extinguishment of debt	—	—	—	(22,000)
Interest expense	(54,292)	(65,146)	(209,067)	(230,252)
Total other income (expense)	(54,090)	(65,052)	(208,403)	(251,843)

Net income (loss)	(164,809)	81,175	(574,994)	(9,417)
Accreted dividends on redeemable preferred and redeemable common stock	5,078	10,884	16,409	32,653

Net income (loss) attributable to common shareholders	(169,887)	70,291	(591,403)	(42,070)

Net loss per share, basic and diluted	$(0.00)*	$0.00 *	$(0.01)	$(0.00)*

Weighted average shares outstanding, basic and diluted (note 2)	40,900,832	31,035,354	39,906,418	30,789,725

Net income (loss)	$(164,809)	$81,175	$(574,994)	$(9,417)

Other comprehensive income (loss)-foreign currency translation	(1,559)	(26,405)	8,591	(69,766)

Total comprehensive income (loss)	$(166,368)	$54,770	$(566,403)	$(79,183)

*Less than $0.01 per share

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the nine months ended March 31, 2011

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2010	30,982,803	$30,680	$18,724,906	$(15,566,597)	$(32,333)	$3,156,656
Issuance of common stock for services	4,942	4	485	—	—	489
Issuance of common stock for cash	10,000,001	10,001	1,489,999	—	—	1,500,000
Issuance of warrants for license	—	—	3,412	—	—	3,412
Issuance costs for common stock offering	—	—	(95,481)	—	—	(95,481)
Compensation expense recorded as a result of stock options Issued	—	—	16,439	—	—	16,439
Issuance of common stock for license	15,296	16	1,362	—	—	1,378
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(16,409)	—	(16,409)
Warrant extension as a result of MBL Agreement Amendment	—	—	36,886	—	—	36,886
Cancellation of redeemable common stock upon note pay down	(110,038)	—	—	—	—	—
Foreign currency translation	—	—	—	—	8,591	8,591
Net loss	—	—	—	(574,994)	—	(574,994)
Balances at March 31, 2011	40,893,004	$40,701	$20,178,008	$(16,158,000)	$(23,742)	$4,036,967

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net loss	$(574,994)	$(9,417)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	323,243	326,302
Accretion of discount on note payable	—	2,244
Common stock issued for services	489	2,805
Compensation expense recorded for stock options issued	16,439	24,634
Amortization of deferred financing costs	24,355	28,358
Changes in operating assets and liabilities:
Trade and other receivables, net	182,870	(206,637)
Inventories	(336,056)	60,071
Prepaid expenses and other assets, net	107,297	(17,803)
Accounts payable	231,460	(127,415)
Accrued payroll and related liabilities	(41,641)	(15,997)
Accrued interest and other liabilities	(167,974)	(165,028)

Net cash used in operating activities	(234,512)	(97,883)

Cash flows from investing activities:
Proceeds from sale of equipment	111,018	—
Additions to equipment	(75,954)	(85,479)
Net cash provided by (used in) investing activities	35,064	(85,479)
Cash flows from (used in) financing activities:
Increase (decrease) in amount due to factor	(308,125)	(275,264)
Increase (decrease) in inventory loan	(117,675)	320,000
Payment for redemption of convertible preferred stock	(50,000)	—
Proceeds from issuance of common stock, net of financing costs	1,404,519	—
Proceeds from issuance of notes payable	—	125,000
Payments on notes payable	(67,632)	(140,312)
Payments on capital lease obligations	(74,577)	(134,976)
Net cash provided by (used) in financing activities	786,510	(105,552)

Net increase (decrease) in cash and cash equivalents	587,062	(288,914)
Impact of exchange rate changes on cash	5,105	(8,898)
Cash and cash equivalents at beginning of period	494,096	785,466
Cash and cash equivalents at end of period	$1,086,263	$487,654
Supplemental cash flow disclosures:
Cash paid for interest	$177,697	$201,776
Noncash investing and financing activities
Issuance of warrants for license	$3,412	$3,903
Issuance of stock for license	$1,378	$2,548
Equipment acquired under capital leases	$226,057	$—
Conversion of redeemable common stock to note payable	$125,000	$—
Warrant extensions as a result of note modification	$36,886	$—
Common stock issued for accrued stock-based compensation	$—	$70,024
Accreted dividends on redeemable common and redeemable preferred stock	$16,409	$32,653

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)           Outlook

In fiscal 2011, we will be focused on expanding our relationship with the Elitech group (“Elitech”) including completion of the Joint Product Development agreement between our two companies, accelerating the market launch of our AspirinWorks assay, beginning the market launch of our Anti-AtherOx Test Kit, submission of a 510(k) Premarket Notification to the FDA for our AtherOx Test Kit, completing further clinical studies for our Hyaluronic Test Kit, and continuing the development and strategic collaboration towards the development of a group of products to detect potential bio-terrorism agents.

(b)           Recent Developments

On October 8, 2010, we closed the Second Tranche of the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Elitech, a société par actions simplifiée organized under the laws of France, and Wescor, Inc., a Utah corporation and subsidiary of Elitech (“Wescor”), effective as of October 1, 2010.  As a condition to closing the Second Tranche, we transferred our product distribution activity outside of North America from our subsidiary, Corgenix UK Ltd., (“Corgenix UK”) to Elitech UK Limited, (“Elitech UK”), pursuant to the Assignment and Assumption Agreement, effective as of October 1, 2010 by and among us, Corgenix UKand Elitech UK.  As an additional condition to closing the Second Tranche, Wescor purchased 1,666,667 shares of our common stock (the “Second Tranche Shares”) for $250,000, or $0.15 per share.  For no additional consideration, we issued a warrant to Wescor to purchase 833,333 shares of our common stock at $0.15 per share (the “Second Tranche Warrant”).

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

On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. (“FGI”), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the “FGI Agreement”), effective as of September 30, 2010.

Under the FGI Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

Contemporaneously with the termination of the FGI Agreement, each of following agreements were terminated effective as of September 30, 2010: (a) Guaranty dated March 29, 2010 by and between the Company and FGI, (b) Guaranty dated March 29, 2010 by and between Corgenix Inc. and FGI, and (c) Debenture Agreement dated March 29, 2010 by and between Corgenix UK and FGI.  Corgenix UK paid FGI a termination fee of $25,000.

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

The initial investment by Wescor was to take place over three tranches:

First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company’s common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. The Company entered into the Master Distribution Agreement with Elitech UK  and the Joint Product Development Agreement with Elitech, contemporaneously with the issuance of the First Tranche Shares.

Second Tranche under the Common Stock Purchase Agreement—Pursuant to the Second Tranche of the Common Stock Purchase Agreement, Wescor invested $250,000 to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 833,333 shares at $0.15 per share. As a condition to the closing of the Second Tranche, the Companyhas effectively transferred its product distribution activity outside of North America from our subsidiary, Corgenix UK, to Elitech UK.

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

In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into the Master Distribution Agreement with Elitech UK, and we entered into the Joint Product Development Agreement with Elitech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK became the exclusive distributor of the Company’s Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix UK assigned and/or transferred the economic benefit to Elitech UK, and Elitech UK assumed all of the obligations of the Company or Corgenix UK under all distribution agreements executed by us or Corgenix UK, as the case may be, related to any distributor whose territory is outside of North America.

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

Pursuant to the Common Stock Purchase Agreement, if our board determines to initiate the solicitation of offers or indications of interest in pursuing a Change of Control transaction, as defined therein, (without having first received an unsolicited offer from a third party) then the board will, consistent with its fiduciary duty to maximize shareholder value, design a process in consultation with legal counsel and any financial advisor the board elects. Wescor may participate in the process, on terms established by the Company’s board, to govern the solicitation of offers process.

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

In addition to our current products, we are actively developing new laboratory tests in other important diagnostic testing areas.  See “— Other Strategic Relationships.”  We manufacture and market to clinical laboratories and other testing sites worldwide.  Our customers include large and emerging health care companies such as the Elitech Group, Bio Rad Laboratories, Inc., BG Medicine, Instrumentation Laboratories, Helena Laboratories and Diagnostic Grifols, S.A.

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

(b)           Principles of Consolidation

The consolidated financial statements include the accounts of Corgenix Medical Corporation and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix UK. Corgenix UK was established as a United Kingdom company during 1996 to market our products in Europe. Transactions are generally denominated in U.S. dollars.

(c)           Reclassifications

Certain reclassifications have been made to the statement of operations for the three months and nine months ended March 31, 2010, to conform to the March 31, 2011 presentation.  Such reclassifications had no effect on the net loss for the period.

(d)           Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  The results of operations for the three and nine months ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly our financial position at March 31, 2011 and the results of operations and our cash flows for the three and nine months ended March 31, 2011 and 2010.

(e)           Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with original maturities of three months or less at purchase to be cash equivalents.

(f)            Trade Accounts Receivable

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

(g)           Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of March 31, 2011 or March 31, 2010. Components of inventories as of March 31 and June 30 are as follows:

	March 31,	June 30,
	2011	2010
Raw materials	$538,131	$431,235
Work-in-process	1,302,149	883,272
Finished goods	1,000,446	1,185,050
	$2,840,726	$2,499,557

(h)           Equipment and Software

Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. For the quarter ended March 31, 2011, there was $160,051 worth of equipment acquired under capital leases. For the quarter ended March 31, 2010, there was no equipment acquired under capital leases. For the nine months ended March 31, 2011, there was $226,057 worth of equipment acquired under capital leases, and for the nine months ended March 31, 2010, no equipment was acquired under capital leases. Depreciation and amortization expense, which totaled $107,675 and $111,102 for the quarters ended March 31, 2011 and March 31, 2010, respectively, and $323,243 and $326,302 for the nine months ended March 31, 2011 and March 2010, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to our web site development, our R & D statistical software, which were and are both amortized over three years, and our accounting software, which is being amortized over five years, beginning in March 2008.

(i)            Intangible Assets

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

On March 1, 2007, we executed an exclusive license agreement (the “CCC License Agreement”) with Creative Clinical Concepts, Inc. (“CCC”). The CCC License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, “Aspirin Effectiveness Technology,” or the “Licensed Products”). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term “AspirinWorks”® and related designs.

The CCC License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of March 31, 2011, we had no accrual with respect to the cumulative amount due to CCC. For the nine month period ended March 31, 2011, we issued to CCC 15,296 shares of our common stock and 75,000 warrants with an exercise price of $0.35, pursuant to the CCC License Agreement versus  23,164 shares and  75,000 warrants issued for the quarter and nine months ended March 31, 2010.

The CCC License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The CCC License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

(j)            Advertising Costs

Advertising costs are expensed when incurred, and are included in Selling and Marketing expenses. Advertising costs totaled $7,504 and $14,602 for the quarters ended March 31, 2011 and March 31, 2010, respectively, and $30,544 and $21,158 for the nine month periods ended March 31, 2011 and March 31, 2010, respectively.

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

(l)            Revenue Recognition

Revenue is recognized upon shipment of products. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. When revenue is received by a customer in advance of shipment of products, in exchange for a discount, it is credited to deferred revenue and taken into revenue upon eventual shipment of the products. We also have arrangements in which we manufacture products for other companies. Revenue under certain of these arrangements is recognized when the manufacturing process is complete and risk of ownership has passed.

(m)          Research and Development (“R & D”)

R & D expense consists primarily of the labor-related costs, the cost of clinical studies and travel expenses, laboratory supplies and product-testing expenses related to the research and development of new and existing diagnostic products. During the current fiscal year, since contract  R & D and Grant related revenue has become a more meaningful aspect of our business, the R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of        R & D expense to cost of sales. As a result of the reclassification, only those R & D expenses not directly related to the generation of specific contract R & D and Grant related contract revenue, are included in  R & D expense in the Statement of Operations operating expense section. Research and development expense, net of the amounts reclassified as cost of sales,  totaled $49,331 and $190,155 for the quarters ended March 31, 2011 and March 31, 2010, respectively, and $219,280 and $506,574 for the nine month periods ended March 31, 2011 and March 2010, respectively. Revenue from research and development contracts represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2011 and 2010 provided for fees to us based on time and materials in exchange for performing specified research and development functions. Contract research and development and grant revenues totaled $264,009 and $248,183 for the quarters ended March 31, 2011 and March 31, 2010, respectively, and $684,289 and $426,213 for the nine month periods ended March 31, 2011 and March 2010, respectively. Research and development contracts are generally short term with options to extend, and can be cancelled under specific circumstances.

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

(o)           Deferred Facility Lease Payable

Prior to occupying our headquarters facility in Broomfield, Colorado, the landlord expended a total of $1,052,140 for the tenant improvements. This amount was recorded as a charge to leasehold improvements and a credit to deferred facility lease payable, which is being amortized against rent expense over the 84 month period of the lease.

(p)           Stock-Based Compensation

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

(q)           Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock totaling 24,292,526 and 36,168,177 shares as of March 31, 2011 and March 31, 2010, respectively, are not included in the calculation of weighted average common shares-diluted below, as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	3 Months ended March 31, 2011	3 Months ended March 31, 2010	9 Months ended March 31, 2011	9 Months ended March 31, 2010
Net income (loss) attributable to common shareholders	$(169,887)	$70,291	(591,403)	$(42,070)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	40,918,853	31,034,299	30,982,803	30,294,505
Weighted average common equivalent shares issued (retired) during the period	(18,021)	1,154	8,923,615	495,220
Weighted average common shares — basic and diluted	40,900,832	31,035,454	39,906,418	30,789,725
Net loss per share — basic and diluted	$ *(0.00)	$ *0.00	$(0.01)	$ *(0.00)

*Less than $0.01 per share

(r)            Foreign Currency Transactions and Comprehensive Income (Loss)

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

(s)            Cost of Sales and Operating Expenses

Cost of sales includes costs associated with manufacturing and costs associated with the generation of research and development and grant revenue, including labor, raw materials, specific supplies, specific consulting, freight-in, manufacturing administration, quality assurance and quality control, repairs and maintenance, scrap and other indirect costs.

Selling and marketing expenses consist primarily of shipping and handling costs, wages and benefits for sales and marketing support personnel, travel, sales commissions, business insurance, promotional costs, as well as other indirect cots.

Research and development expense (“R & D Expense”) consists primarily of the labor-related costs, the cost of clinical studies and travel expenses, laboratory supplies and product-testing expenses related to the research and development of new and existing diagnostic products. Since contract R & D and Grant related revenue has now become a more significant aspect of our business, those R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. As a result of this reclassification, only those   R & D expenses, not involved in the fulfillment of specific contract R & D and Grant related contracts, are included as R & D expense in the Statement of Operations operating expense section.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, outside services, office facility related expense, and other general support costs.

(t)            Liquidity

At March 31, 2011, our working capital increased by $883,812 to $3,029,742 from $2,145,930 at June 30, 2010, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.92 to 1 at June 30, 2010 to 2.4 to 1 at March 31, 2011. This increase in working capital is primarily attributable to the $1,500,000 strategic investments by Elitech in July and October, 2010.

At March 31, 2011, trade and other receivables were $1,246,154 versus $1,408,969 at June 30, 2010. Accounts payable, accrued payroll and other accrued expenses increased by a combined $207,455 from June 30, 2010. At March 31, 2011, inventories were $2,840,726, versus $2,499,557 at June 30, 2010.

For the nine months ended March 31, 2011, cash used by operating activities amounted to $234,512, versus $97,883 used for the nine months ended March 31, 2010. The $234,512 cash used by operating activities was primarily attributable to the net loss for the nine months, increases in inventories, and decreases in other accrued liabilities. The $234,512 cash used by operating activities was more than offset by $35,064 in net cash provided by investing activities (primarily due to the proceeds from disposal of equipment), $786,510 cash provided by financing activities (primarily due to the proceeds from the issuance of common stock to Elitech), and a $5,105 positive cash from the impact of foreign currency translation, resulted in a $592,167 net increase in our cash balance as of March 31, 2011.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,783,438 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the Elites collaboration and investment, described above.

The $1,500,000 Elitech common stock investments in addition to the Summit $1,750,000 March 31, 2010 credit facility, when considered in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(u)                                 Fair Value Measurements

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

Level 3—unobservable inputs.

The adoption of these provisions did not have a material effect on our financial condition and results of operations, but introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure requirement is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. Our financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$985,807	—	—	$985,807
Total	$985,807	—	—	$985,807

We have adopted the guidance set forth in the Fair Value Option for Financial Assets and Financial Liabilities Topic of the FASB ASC. Pursuant to the guidance of this Topic, we are allowed the irrevocable option to elect fair value for the initial and subsequent measurements for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option included in this Topic. The provisions of the Non-controlling Interests in Consolidated Financial Statements Topic of the FASB ASC change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These provisions will change the accounting and reporting for minority interests, which will be re characterized as non-controlling interests and classified as a component of equity. These provisions are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (the fiscal year ended June 30, 2010 for our company). The provisions will be applied prospectively. The provisions also require retroactive adoption of the presentation and disclosure guidance for existing minority interests. All other guidance under this Topic will be applied prospectively. Early adoption is prohibited for both standards. Management has evaluated the guidance under this Topic and has determined that there is no impact on our financial statements.

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

3.             SEGMENT INFORMATION

Our diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, our diagnostic medical products were sold wholesale through distributors, via our wholly owned subsidiary, Corgenix UK However, commencing October 1, 2010, we began the process of winding down with the intent of eventually closing our international subsidiary, Corgenix UK, and our international product sales began to be executed solely through the Elitech Group, our master distributor. Consequently, it is no longer meaningful to organize our business around the two geographic segments of business: North American and International operations.

4.             REDEEMABLE COMMON STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

(a)           Redeemable Common Stock and Warrants

On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (“MBL”) Stock Purchase Agreement (the “MBL Agreement”), MBL purchased shares of the Company’s common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock (the “Purchased Shares”) at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants were due to expire on July 3, 2009 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2008). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL Agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company’s equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company’s Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

As previously reported, on August 1, 2005 the Company and MBL entered into an Amendment to the Common Stock Purchase Agreement and Warrant (the “First MBL Amendment”) wherein one-half, or 440,141, of the Purchased Shares were exchanged for a three-year promissory note in the principal amount of $250,000 payable with interest at the prime rate plus two percent (the “First MBL Note”) with payments having commenced in September 1, 2005.  The First MBL Amendment also extended the warrants to August 31, 2008 or until the principal balance of the First MBL Note was paid in full and re-priced the warrants from $0.568 per share to $0.40 per share.  The First MBL Note has been paid in full and all of the 440,041 Purchased Shares exchanged for the First MBL Note have been returned to the Company.  Pursuant to the First MBL Amendment, the remaining 440,141 Purchased Shares not exchanged for the First Note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2008 unless MBL was able to sell the remaining Purchased Shares on the open market.

As previously reported, on August 1, 2008, the Company and MBL entered into a Second Amendment to the Common Stock Purchase Agreement and Warrant (the “Second MBL Amendment”) wherein one-half, or 220,070, of the remaining Purchased Shares were exchanged for a two-year promissory note in the principal amount of $125,000 payable with interest at the prime rate plus two percent (the “Second MBL Note”) with payments having commenced in September 1, 2008.  The Second MBL Amendment also extended the warrants to August 1, 2010 or until the principal balance of the Second MBL Note was paid in full.  As of the date of this report, no unpaid principal balance remained on the Second MBL Note, and the 220,070 Purchased Shares exchanged for the Second MBL Note have been returned to the Company.  Pursuant to the Second MBL Amendment, the remaining 220,071 Purchased Shares not exchanged for the Second MBL Note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2010 unless MBL was able to sell the remaining Purchased Shares on the open market.

On August 27, 2010, the Company entered into a Third MBL Amendment to the Common Stock Purchase Agreement and Warrant dated August 1, 2010 (the “Third MBL Amendment”) among the Company and MBL, wherein the remaining 220,070 Purchased Shares were exchanged for a two-year promissory note in the principal amount of $125,000, payable with interest at the prime rate plus two percent (the “Third MBL Note”) with payments having commenced on September 1, 2010. The Third MBL Amendment also extended the warrants to August 1, 2012.

As of March 31, 2011, a total of 687,720 shares have been returned to us pursuant to the three notes payable. As a result, 192,562 and 302,600 shares remained outstanding as of March 31, 2011 and June 30, 2010, as they have not been returned to the Company under the agreements.

(b)                                 Redeemable Convertible Preferred Stock

On February 3, 2009, we entered into two agreements (the “Restructuring Agreements”) to restructure the debt evidenced by convertible term notes that Truk purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until March 31, 2011 (the “Maturity Date”). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

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

On October 8, 2010, we completed a repurchase of 200,000 shares of our Series B Convertible Preferred Stock held by CAMOFI, for a purchase price of $50,000.  Pursuant to the Second Modification of Secured Convertible Term Notes dated January 29, 2009 by and between us and CAMOFI, the Repurchased Shares bore a $50,000 liquidation preference and were convertible into 800,000 shares of our common stock at the option of CAMOFI.  The repurchase was funded in part by cash on hand and in part by proceeds from the sale of the Second Tranche Shares.

5.            STOCKHOLDERS’ EQUITY

(a)           Employee Stock Purchase Plan

Effective January 1, 1999, we adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved our Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans.  In the quarter and nine months ended March 31, 2011, 1,659 and 4,942 shares were issued under the plan. In the quarter and nine months ended March 31, 2010, 1,760 and 36,307 shares, respectively, were issued under the plans.

(b)           Incentive Stock Option Plan

Stock Options as of March 31, 2011

Our Amended and Restated 1999 Incentive Stock Plan (the “1999 ISP”) and the 2007 Incentive Compensation Plan (the “2007 ICP”) (collectively, the “Plans”) provides for two separate components. A stock option grant program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. A restricted stock program administered by the Committee, provides for the issuance of restricted stock awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of March 31, 2011, and changes during the nine months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2010	2,440,000	$0.32	41.3	$—
Granted	440,000	$0.08	63.0
Exercised	—	$—	—
Cancelled, expired or forfeited	(440,000)	$0.26	22.6
Options outstanding at March 31, 2011	2,440,000	$0.30	36.2	$—
Options exercisable at March 31, 2011	2,440,000	$0.30	36.2	$—

The total intrinsic value as of March 31, 2011 measures the difference between the market price as of March 31, 2011 and the exercise price. No options were exercised during the nine months ended March 31, 2011. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

There was no unrecognized compensation cost from unvested stock options as of March 31, 2011.

The weighted average per share fair value of stock options granted during the nine month periods ending March 31, 2011 was $0.102. The weighted average per share fair value of stock options granted during the nine months ended March 31, 2010 was $0.095. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Nine months ended
	March 31,		March 31,
Valuation Assumptions	2011	2010	2011	2010

Expected life	N/A	7 years	7years	7 years
Risk-free interest rate	N/A	2.69%	2.69%	2.69%
Expected volatility	N/A	84.7%	135.8%	84.7%
Expected dividend yield	N/A	0%	0%	0%

6.            DUE TO FACTOR

On October 4, 2010, Corgenix UK entered into a letter agreement with FGI, pursuant to which, among other things, Corgenix UK and FGI agreed to terminate the FGI Agreement, effective as of September 30, 2010.

Under the FGI Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

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

The accounts receivable sold to FGI were treated as a secured borrowing. During the quarter ended March 31, 2011, we did not sell any of our accounts receivable invoices to FGI. During the nine months ended March 31, 2011, we sold $207,584 of our accounts receivable invoices to FGI for approximately $176,027. Fees paid to FGI for interest and other services for the same periods totaled zero and $36,263.

On September 30, 2009, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into the Summit Financing Agreement, an Addendum to the Summit Financing Agreement, a Summit Loan and Security Agreement and a Summit Promissory Note (collectively, the “Summit Agreements”) with Summit Financial Resources (“Summit”). We are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Agreements provide us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

Under the Summit Financing Agreement, we agreed to sell all of our right, title and interest in and to accounts identified for purchase by Summit from time to time. The purchase price for each sold account equals the face amount of each account multiplied by the applicable advance rate, minus all interest and fees and charges as described in the Summit Financing Agreement. In addition, interest will accrue on advances made by way of purchased accounts at the rate of prime plus 1.5% per annum until Summit receives payment in full on each account. If Summit does not receive full payment on a purchased account by the due date specified in the Summit Financing Agreement, then we or our subsidiary (as applicable) must repurchase that account, and pay Summit the default interest rate until it is repaid.

Currently, the advance rate on eligible accounts receivable is 85%, and will remain the same unless Summit elects in its discretion to apply a different percentage.

The accounts receivable sold to Summit are also treated as a secured borrowing. During the quarter and nine months ended March 31, 2011 we sold $1,096,785 and $3,251,996 respectively, of our accounts receivable invoices to Summit for approximately $932,267 and $2,764,196. Fees paid to Summit for interest and other services for the same periods totaled $40,466 and $123,315, respectively.

Other receivables at March 31, 2010 and March 31, 2010 represent the retained percentages of the factored accounts receivable.

7.            NOTES PAYABLE

Notes payable consist of the following at March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Note payable, net of discount of $26,128, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of March 31, 2011 due in monthly installments with principal payments of $5,200 plus interest through August 2012	$72,872	$—

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of March 31, 2011 and June 30, 2010) due in monthly installments with principal payments of $3,804 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2012, collateralized by all assets of Corgenix

	28,281	41,494

Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014	88,550	—

Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2010) due in monthly installments with principal payments of $5,200 plus interest through August 2010	—	26,200
	189,703	67,694
Current portion, net of current portion of discount	(100,816)	(43,953)
Notes payable, excluding current portion and net of long-term portion of discount	$88,887	$23,741

8.            COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On July 12, 2010, we announced that under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK became the exclusive distributor of the Company’s Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix UK assigned and/or transferred the economic benefit to Elitech UK, and Elitech UK assumed all of the obligations of the Company or Corgenix UK under all distribution agreements executed by us or Corgenix UK, as the case may be, related to any distributor whose territory is outside of North America. Thus, as a condition to the closing of the Second Tranche investment with the Elitech group, we will have effectively transferred our product distribution activity outside of North America from our subsidiary, Corgenix UK, to Elitech UK. Pursuant to this plan, beginning October 1, 2010, we began winding down the business activities heretofore carried out by Corgenix UK and permanently closing the business on or about May 31, 2011. In order to accomplish this wind down and closing of Corgenix UK, we transferred one of Corgenix UK’s seven employees to Elitech UK, terminated the employment of all but two of the remaining Corgenix UK employees at September 30, 2010, retained one employee and one consultant until November 30, 2010, and retained the last remaining employee until March 31, 2011. In connection with this reduction in workforce, we incurred cash charges of approximately $131,751 for one-time costs associated with the severance of these employees, which has been accounted for on a straight-line basis over the period from notification through each employee’s termination date.  In addition to the above one-time charges amounting to $131,751, we have sold, where possible, the fixed assets, and transferred the facility lease of Corgenix UK. In that regard, we incurred an additional $90,237 in costs related to the loss on sale or abandonment of fixed assets, and $230,329 of charges relating to facility leases and other fixed obligations.  Although we believe that our remaining estimates are appropriate and reasonable based on available information, actual results could differ from these estimates.  The majority of the above estimated costs have been either incurred or accrued as of March 31, 2011, and we believe that the accruals as of March 31, 2011 are reasonable and appropriate.

9.            SUBSEQUENT EVENTS

On April 11, 2011, we entered into a Lease Amendment No. 5 (the “Fifth Lease Amendment”) with KE Denver One, LLC, a Delaware limited liability company (“Landlord”).  The Fifth Lease Amendment relates to the Lease Agreement entered into by Company and York County, LLC, a California limited liability company (and predecessor in interest to Landlord) on February 8, 2006, and amended on December 11, 2006, June 18, 2007, July 19, 2007, and October 20, 2008 (the “Lease”).  The Lease pertains to our lease of approximately 32,000 square feet located in the building commonly known as Broomfield One at 11575 Main Street,

Broomfield, Colorado 80020.  The property is part of Landlord’s multi-tenant real property development known as the Broomfield Corporate Center.  We use the property for our headquarters, laboratory research and development facilities and production facilities.

The original term of the Lease was seven years and five months from July 6, 2006 to December 6, 2013.  Following the original term, we also had the option to extend the Lease for two additional five-year terms.  The Fifth Lease Amendment extends the term of the Lease to April 30, 2019 and removes any option to further extend the Lease.

The Fifth Lease Amendment also adjusts the base rent (“Base Rent”) payable under the Lease.

•                  For the period of May 1, 2011 through April 30, 2012, Base Rent will be $289,600 per annum payable in monthly installments of $24,133 per month.

•                  For the period of May 1, 2012 through April 30, 2013, Base Rent will be $299,840 per annum payable in monthly installments of $24,986 per month.

•                  For the period of May 1, 2013 through April 30, 2014, Base Rent will be $254,720 per annum payable in monthly installments of $21,226 per month.

•                  For the period of May 1, 2014 through April 30, 2015, Base Rent will be $277,120 per annum payable in monthly installments of $23,093 per month.

•                  For the period of May 1, 2015 through April 30, 2016, Base Rent will be $288,204 per annum payable in monthly installments of $24,017 per month.

•                  For the period of May 1, 2016 through April 30, 2017, Base Rent will be $299,732 per annum payable in monthly installments of $24,977 per month.

•                  For the period of May 1, 2017 through April 30, 2018, Base Rent will be $311,722 per annum payable in monthly installments of $25,976 per month.

•                  For the period of May 1, 2018 through April 30, 2019, Base Rent will be $324,191 per annum payable in monthly installments of $27,015 per month.

The Fifth Lease Amendment also establishes an amount to be paid to Landlord by us in the event of a default by us under the Lease.  The payment due upon default by us will be $180,000 multiplied by a fraction, the numerator of which is equal to the number of months remaining in the term of the Lease, and the denominator of which is 96.

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

(c)           Results of Operations

Three Months Ended March 31, 2011 compared to 2010

Net sales. The two tables below provide the reader with further insight as to the changes of the various components of our sales for the comparable quarters and nine months periods ended March 31, 2011and March 31, 2010.

Cost of sales.  These costs includes the costs associated with both manufacturing and the costs associated with the generation of research and development and grant revenue, and include labor, raw materials, specific supplies, specific consulting, freight-in, manufacturing administration, quality assurance and quality control, repairs and maintenance, scrap and other indirect costs. Total  Cost of sales, as a percentage of sales, increased to 51.5% for the quarter ended March 31, 2011 from 51.4% in the prior year’s comparable quarter. The following table shows, for the  three months ended March 31, 2011, the composition of the cost of sales, between the cost of sales related to our core business and that related to our contract research and development and grant revenues, and their relative percentage of related revenues.

3 Months Ended March 31, 2011

	CORE BUSINESS	R & D AND GRANT
SALES/REVENUES	$1,564,934	$264,009
DIRECTLY RELATED COST OF SALES	$772,148	$169,861
COST OF SALES AS % OF SALES/REVENUES	49.3%	64.3%

Selling and marketing expenses.  For the quarter ended March 31, 2011, selling and marketing expenses decreased $4,867 or 1.3% to $370,502 from $375,369 for the quarter ended March 31, 2010. The $4,867 decrease versus the prior year resulted primarily from decreases of $62,480 in Corgenix UK sales and marketing expenses, partially offset by a net increase of $57,613 in other selling and marketing expenses.

Research and development (“R & D”) Expense. R & D expense consists primarily of the labor-related costs, the cost of clinical studies and travel expenses, laboratory supplies and product-testing expenses related to the research and development of new and existing diagnostic products. As mentioned above in the analysis of cost of sales,  the R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales.  As a result, only those  R & D expenses not directly related to the generation of specific contract R & D and Grant related contract revenue, are included in   R & D expense in the Statement of Operations operating expense section. Gross R & D expense, prior to the reclassification of a portion of said expenses to cost of sales,  decreased  $22,070 or 11.2% to $175,259 for the quarter ended March 31, 2011, from $197,329 for the quarter ended March 31, 2010. The $22,070 decrease versus the prior year resulted primarily from decreases of $15,844 in labor-related expenses and $20,967 in travel-related expenses expenses, partially offset by a net increase of $14,741 in other research and development expenses.

General and administrative expenses. For the quarter ended March 31, 2011, general and administrative expenses decreased $22,131 or 4.3% to $492,052 from $514,183 for the quarter ended March 31, 2010. The $22,131 decrease versus the prior year resulted primarily from a decrease of $47,148 in Corgenix UK general and administrative expenses, partially offset by a net increase of $25,017 in other general and administrative expenses.

Interest expense. Interest expense decreased $10,854, or 16.7% to $54,292 for the quarter ended March 31, 2011, from $65,146 for the quarter ended March 31, 2010. The $10,854 decrease in interest expense was due primarily to the reduced interest expense brought about by the termination of the FGI financing agreement.

Nine months ended March 31, 2011 compared to 2010

Net sales. The following two tables provide the reader with further insight as to the changes of the various components of our sales for the comparable quarters and nine months periods ended March 31, 2011 and March 31, 2010.

	Quarters Ended			Nine months ended
	March 31,		% Incr.	March 31,		% Incr.
	2011	2010	(Decr.)	2011	2010	(Decr.)
Sales:
Geographical Breakdown
North America	$1,554,888	$1,579,818	(1.6)%	$4,438,852	$4,494,278	(1.2)%
International	$274,055	$616,192	(55.5)%	$1,154,264	$1,706,151	(32.3)%
Total Sales	$1,828,943	$2,196,010	(16.7)%	$5,593,116	$6,200,429	(9.8)%

	Quarters Ended			Nine months ended
	March 31,		% Incr.	March 31,		% Incr.
	2011	2010	(Decr.)	2011	2010	(Decr.)
Sales:
By Category
Phospholipid Sales *	$863,595	$957,484	(9.8)%	$2,533,444	$2,731,196	(7.2)%
Coagulation Sales*	$270,817	$371,778	(27.2)%	$986,575	$1,178,128	(16.3)%
Aspirin Works Sales	$91,090	$44,951	102.6%	$271,499	$138,992	95.3%
Hyaluronic Acid Sales	$174,661	$271,689	(35.7)%	$575,251	$689,414	(16.6)%
Autoimmune Sales	$25,215	$51,230	(50.8)%	$106,693	$138,176	(22.8)%
Contract Manufacturing	$78,673	$95,577	(17.7)%	$134,573	$345,916	(61.)%
R & D Contract	$264,009	$248,183	6.4%	$684,289	$426,213	60.6%
Shipping and Other	$60,883	$155,118	(60.8)%	$300,792	$552,394	(45.5)%
Total Sales	$1,828,943	$2,196,010	(16.7)%	$5,593,116	$6,200,429	(9.8)%

*Includes OEM Sales	$162,895	$156,364	4.2%	$615,318	$624,327	(1.4)%

Cost of sales.  Total cost of sales, as a percentage of sales, were 49.5% for the nine months ended March 31, 2011 versus 49.3% in the prior year’s comparable nine months.  The following table shows, for the  nine months ended March 31, 2011, the composition of the cost of sales, between the cost of sales related to our core business and that related to our contract research and development and grant revenues, and their relative percentage of related revenues.

9 Months Ended March 31, 2011

	CORE BUSINESS	R & D AND GRANT
SALES/REVENUES	$4,908,827	$684,289
DIRECTLY RELATED COST OF SALES	$2,307,391	$463,589
COST OF SALES AS % OF SALES/REVENUES	47.0%	67.8%

Selling and marketing expenses.  For the nine months ended March 31, 2011, selling and marketing expenses decreased $123,375 or 10.2% to $1,081,206 from $1,204,581 for the nine months ended March 31, 2010. The $123,375 decrease versus the prior year resulted primarily from decreases of $170,135 in Corgenix UK sales and marketing expenses and $39,461 in consulting and outside services expenses, partially offset by a net increase of $86,221in other selling and marketing expenses.

Research and development expenses. Gross R & D expense, prior to the reclassification of a portion of said expenses to cost of sales,  decreased  $10,252 or 2.0% to $496,322 for the nine months ended March 31, 2011, from $506,574 for the nine months ended March 31, 2010. The $10,252 decrease versus the prior year resulted primarily from a decrease of $15,844 in labor-reltated expenses and $20,967 in travel-related expenses, partially offset by a net increase of $26,559 in other research and development expenses.

General and administrative expenses. For the nine months ended March 31, 2011, general and administrative expenses decreased $26,990 or 1.8% to $1,435,924 from $1,462,914 for the nine months ended March 31, 2010. The $26,990 decrease versus the prior year resulted primarily from a decrease of $110,090 in Corgenix UK general and administrative expenses, partially offset by a net increase of $83,190 in other general and administrative expenses.

Interest expense. Interest expense decreased $21,185, or 9.2% to $209,067 for the nine months ended March 31, 2011, from $230,252 for the nine months ended March 31, 2010. The $21,185 decrease in interest expense was due primarily to the reduced interest expense brought about by the termination of the FGI financing agreement.

(d)           ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, non cash expense associated with stock-based compensation and the one-time costs associated with exit or disposal activities (“Adjusted EBITDA”) decreased $178,029 or 66.9% to $88,279 for the quarter ended March 31, 2011 compared with $266,308 for the corresponding quarter in fiscal 2010. For the nine months ended March 31, 2011, Adjusted EBITDA decreased $148,270 or 25.8% to $425,897 compared with $574,167 for the corresponding nine month period in fiscal 2010. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended March 31, 2011	3 Months ended March31, 2010	9 Months ended March 31, 2011	9 Months ended March 31, 2010
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$(164,809)	$81,175	$(574,994)	$(9,417)

Add back:
Depreciation and amortization	107,675	111,102	323,243	326,302
Stock-based compensation expense	5,645	8,979	16,928	27,439
Interest expense, net of interest income	54,090	65,052	208,403	229,843
Costs associated with exit or disposal activities	85,678	—	452,317	—
Adjusted EBITDA	$88,279	$266,308	$425,897	$574,167

(e)           Financing Agreement

On October 8, 2010, we closed the Second Tranche of the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Elitech, a société par actions simplifiée organized under the laws of France, and Wescor, Inc., a Utah corporation and subsidiary of Elitech (“Wescor”), effective as of October 1, 2010.  As a condition to closing the Second Tranche, we transferred our product distribution activity outside of North America from our subsidiary, Corgenix UK Ltd., (“Corgenix UK”) to Elitech UK Limited, (“Elitech UK”), pursuant to the Assignment and Assumption Agreement, effective as of October 1, 2010 by and among us, Corgenix UKand Elitech UK.  As an additional condition to closing the Second Tranche, Wescor purchased 1,666,667 shares of our common stock (the “Second Tranche Shares”) for $250,000, or $0.15 per share.  For no additional consideration, we issued a warrant to Wescor to purchase 833,333 shares of our common stock at $0.15 per share (the “Second Tranche Warrant”).

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

On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. (“FGI”), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the “FGI Agreement”), effective as of September 30, 2010.

Under the FGI Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

Contemporaneously with the termination of the FGI Agreement, each of following agreements were terminated effective as of September 30, 2010: (a) Guaranty dated March 29, 2010 by and between the Company and FGI, (b) Guaranty dated March 29, 2010 by and between Corgenix Inc. and FGI, and (c) Debenture Agreement dated March 29, 2010 by and between Corgenix UK and FGI.  Corgenix UK paid FGI a termination fee of $25,000.

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

The initial investment by Wescor was to have taken place over three tranches:

First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company’s common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. The Company entered into the Master Distribution Agreement with Elitech UK  and the Joint Product Development Agreement with Elitech, contemporaneously with the issuance of the First Tranche Shares.

Second Tranche under the Common Stock Purchase Agreement—Pursuant to the Second Tranche of the Common Stock Purchase Agreement, Wescor invested $250,000 to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 833,333 shares at $0.15 per share. As a condition to the closing of the Second Tranche, the Company has effectively transferred its product distribution activity outside of North America from our subsidiary, Corgenix UK, to Elitech UK.

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

In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into the Master Distribution Agreement with Elitech UK, and we entered into the Joint Product Development Agreement with Elitech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, Elitech UK became the exclusive distributor of the Company’s Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix UK assigned and/or transferred the economic benefit to Elitech UK, and Elitech UK assumed all of the obligations of the Company or Corgenix UK under all distribution agreements executed by us or Corgenix UK, as the case may be, related to any distributor whose territory is outside of North America.

(f)            Liquidity and Capital Resources

At March 31, 2011, our working capital increased by $883,812 to $3,029,742 from $2,145,930 at June 30, 2010, and concomitantly, our current ratio (current assets divided by current liabilities) increased from 1.92 to 1 at June 30, 2010 to 2.4 to 1 at March 31, 2011. This increase in working capital is primarily attributable to the $1,500,000 strategic investments by Elitech in July and October, 2010.

At March 31, 2011, trade and other receivables were $1,246,154 versus $1,408,969 at June 30, 2010. Accounts payable, accrued payroll and other accrued expenses increased by a combined $207,455 from June 30, 2010. At March 31, 2011, inventories were $2,840,726, versus $2,499,557 at June 30, 2010.

For the nine months ended March 31, 2011, cash used by operating activities amounted to $234,512, versus $97,883 used for the nine months ended March 31, 2010. The $234,512 cash used by operating activities was primarily attributable to the net loss for the nine months, increases in inventories, and decreases in other accrued liabilities. The $234,512 cash used by operating activities was more than offset by $35,064 in net cash provided by investing activities (primarily due to the proceeds from disposal of equipment), $786,510 cash provided by financing activities (primarily due to the proceeds from the issuance of common stock to Elitech), and a $5,105 positive cash from the impact of foreign currency translation, resulted in a $592,167 net increase in our cash balance as of March 31, 2011.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,783,438 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the Elites collaboration and investment, described above.

The $1,500,000 Elitech common stock investments in addition to the Summit $1,750,000 March 31, 2010 credit facility, when considered in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(g)           Off -Balance Sheet Arrangements

None.

(h)           Contractual Obligations and Commitments

On February 8, 2006, we entered into a Lease Agreement (the “Lease”) with York County, LLC, a California limited liability company (“York”) pursuant to which we leased approximately 32,000 rentable square feet (the “Property”) of York’s approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020.  In 2008, the Property was sold to The Krausz Companies, Inc. a California corporation, aka KE Denver One, LLC (the “Landlord”), and is part of Landlord’s multi-tenant real property development known as the Broomfield Corporate Center.  We use the Property for our headquarters, laboratory research and development facilities and production facilities.

On the following dates, we executed the following amendments to the Lease:

•                  December 1, 2006- The First Lease Amendment to the Lease Agreement (the “First Amendment”) established July 6, 2006 as the date of the commencement of the Lease

•                  June 19, 2007- The Second Lease Amendment to the Lease Agreement (the “Second Amendment”) redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot, and

•                  July 19, 2007- The Third Lease Amendment to the Lease Agreement (the “Third Amendment”) established the base rent matrix for the period 11/28/2013 to 12/05/2013 which was inadvertently omitted in the Second Amendment.

The term of the Lease (the “Term”) was originally seven years and five months and commenced on July 6, 2006 with tenant options to extend the Term for up to two five-year periods.  We also had a one time right of second refusal to lease contiguous premises.

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

On April 11, 2011, we entered into Lease Amendment No. 5 (the “Fifth Lease Amendment”) with the Landlord. The Fifth Lease Amendment extends the term of the Lease to April 30, 2019 and removes any option to further extend the Lease.

The Fifth Lease Amendment also adjusts the base rent (“Base Rent”) payable under the Lease.

•                  For the period of May 1, 2011 through April 30, 2012, Base Rent will be $289,600.00 per annum payable in monthly installments of $24,133.33 per month.

•                  For the period of May 1, 2012 through April 30, 2013, Base Rent will be $299,840.00 per annum payable in monthly installments of $24,986.67 per month.

•                  For the period of May 1, 2013 through April 30, 2014, Base Rent will be $254,720.00 per annum payable in monthly installments of $21,226.67 per month.

•                  For the period of May 1, 2014 through April 30, 2015, Base Rent will be $277,120.00 per annum payable in monthly installments of $23,093.33 per month.

•                  For the period of May 1, 2015 through April 30, 2016, Base Rent will be $288,204.00 per annum payable in monthly installments of $24,017.00 per month.

•                  For the period of May 1, 2016 through April 30, 2017, Base Rent will be $299,732.99 per annum payable in monthly installments of $24,977.75 per month.

•                  For the period of May 1, 2017 through April 30, 2018, Base Rent will be $311,722.31 per annum payable in monthly installments of $25,976.86 per month.

•                  For the period of May 1, 2018 through April 30, 2019, Base Rent will be $324,191.20 per annum payable in monthly installments of $27,015.93 per month.

The Fifth Lease Amendment also establishes an amount to be paid to Landlord by us in the event of a default by us under the Lease.  The payment due upon default by us will be $180,000 multiplied by a fraction, the numerator of which is equal to the number of months remaining in the term of the Lease, and the denominator of which is 96.

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

Other Information

Item 1.                                   Legal Proceedings

None

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2010 we entered into a Common Stock Purchase Agreement with Elitech and Wescor. In accordance withthe Common Stock Purchase Agreement, Wescor will purchase up to $2,000,000 of the Company’s common stock inthree installments (subject to various conditions) and will receive warrants to purchase additional shares. The investment by Wescor will take place over a maximum of three tranches:

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

*                                         Filed herewith.

**                                  Incorporated by reference to the Company’s Report on Form 8-K, filed on October 12, 2010.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

May 13, 2011	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Chief Financial Officer
(Principal Financial and Accounting Officer)