Form 10-K
period 2011-06-30
CORGENIX MEDICAL CORP/CO
filed 2011-09-23
CIK 1063665

Use these links to rapidly review the document

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         The issuer's revenues for its most recent fiscal year were: $7,941,576

         The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer was $1,564,600 as of December 31, 2010, the most recent second fiscal quarter, based on the closing price of $0.10 as reported on the OTCBB on June 30, 2011.

         The number of shares of Common Stock outstanding was 40,929,989 as of September 16, 2011.

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
June 30, 2011
Form 10-K

PART I

Item 1.    Description of Business.

        Certain terms used in this annual report are defined in the Glossary that follows at the end of Part I.

Company Overview

        We are organized as a C corporation, were established in 1990, and our business includes research, development, manufacture, and marketing of in vitro diagnostic ("IVD") products (tested outside the human body) for use in disease detection and diagnosis.

        Our revenues are generated from the following:

  •
  Sales of Manufactured Products—We manufacture and sell 52 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions.

  •
  In North America we sell our products directly through our own sales organization and through several small independent distributors.

  •
  Outside of North America, prior to October 1, 2010, we sold our products through Corgenix UK (formerly REAADS Bio Medical Products , UK Limited), our own wholly owned subsidiary ("Corgenix UK"). Corgenix UK also managed the remainder of our international business, selling our products through independent distributors worldwide. On October 1, 2010 we transferred our international business to the ELITech Group ("ELITech") which now serves as our international master distributor, selling our products through its wholly owned subsidiaries in addition to numerous independent distributors.

  •
  Sales of OEM Products—We private label some of our IVD products for other diagnostic companies which they then resell worldwide through their own distribution networks. Our most important OEM customers include Bio-Rad Laboratories, Inc., Helena Laboratories and Diagnostic Grifols, S.A.

  •
  Sales of OM Products—We purchase some products from other healthcare manufacturers which we then resell. These products include other IVD products, instruments, instrument systems and various reagents and supplies, and are primarily used to support the sale of our own manufactured products.

  •
  Contract Manufacturing Agreements—We provide contract manufacturing services to other diagnostic and life science companies. Our most significant Contract Manufacturing customer is BG Medicine.

  •
  Contract R&D Agreements—We provide contract product development services to strategic partners and alliances. Our most significant Contract R &D customers include ELITech,Tulane University ("Tulane") and the National Institutes of Health ("NIH").

  •
  Other Revenues—This segment includes shipping and other miscellaneous revenues.

  •
  We are not dependent upon only one or a few major customers.

        Most of our products are used in clinical laboratories for the diagnosis and/or the monitoring of three important sectors of health care:

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

        We are actively developing new laboratory tests in these and other important diagnostic testing areas. See "—Other Strategic Relationships."

        We develop and manufacture products in several commonly utilized testing formats:

  •
  Microplate Enzyme Linked ImmunoSorbent Assay ("ELISA")—This is a clinical testing methodology commonly used worldwide. It is a format which must be run in laboratory conditions by trained technicians, and utilizes standard microplate reading instruments. Testing is performed on a standard 96-well plastic microplate and provides quantitative results.

  •
  Lateral Flow Immunoassay ("LFI")—This is a rapid testing format which utilizes small strip configuration. Patient samples are applied to the end of a strip and allowed to migrate along the strip with a positive or negative indicator. Results are typically obtained in a matter of minutes and can be performed in all settings including field testing.

  •
  Immmunoturbidimetry ("IT")—IT products are configured similar to ELISA Microplate products except that instead of coating microwell plates, this technology coats microbeads or microparticles. The assay configuration is more "automatable" than microplates, designed to be run on clinical chemistry analyzers in clinical testing laboratories by trained personnel. We use the IT format as part of our development and manufacturing agreements with ELITech.

        Since 1990, our sales force and distribution partners have sold over 12 million tests worldwide under the REAADS and Corgenix labels, as well as OEM products. An integral part of our strategy is to work with corporate partners to develop market opportunities and access important resources including expanding our Contract Manufacturing and Contract R&D programs.. We believe that our relationships with current and potential partners will enable us to enhance our menu of diagnostic products and accelerate our ability to penetrate the worldwide markets for new products.

        We currently use the REAADS and Corgenix trademarks and trade names in the sale of the products which we manufacture. These products constitute the majority of our product sales.

Recent Developments

  The ELITech Third Tranche

        On September 16, 2011 we received the $500,000 from Wescor, pursuant to the Third Tranche under the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, Wescor invested an additional $500,000 and is to in turn be issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

  The ELITech 2011 First Amended Joint Product Development Agreement

        On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the "2011 Development Agreement") with ELITech and Wescor, a wholly owned subsidiary of ELITech and located in Utah..

        ELITtech and its affiliates, including Wescor, are worldwide manufacturers and distributors of in vitro diagnostic equipment, chemical analyzers and reagents. We entered into a Joint Product Development Agreement with ELITech on July 16, 2010, (the "2010 Development Agreement", or, the "Agreement") for the purpose of establishing a product co-development relationship with respect to the our immunoassays (the "Corgenix Assays"). The parties entered into the 2011 Development Agreement to replace the 2010 Development Agreement in order to further expand and improve the product co-development relationship and technology development efficiency, whereby existing Corgenix Assays may be modified and new Corgenix Assays may be developed and commercialized by ELITech and its affiliates as part of a system that includes ELITech's analyzers, and, in certain situations, also commercialized by us through our existing distribution channels.

        The 2011 Development Agreement defines two phases of development effort. Phase I entails the sharing and licensing of existing Corgenix Assay technology to facilitate modification thereof for use in ELITech analyzers, as specified in the 2010 Development Agreement. Phase II is focused on the development of new Corgenix Immmunoturbidimetry ("IT Assays") for use in ELITech analyzers. Each new Corgenix Assay and ELITech system/analyzer effort will be treated as a separate project having a specific development plan, budget and supply arrangements, and pricing, performance and acceptance criteria. The 2011 Development Agreement does not establish a second source right to immunoassay products to any party.

        Each phase of the development work will be managed by an executive committee comprised of six members, three appointed by us and three by ELITech. The executive committee shall meet monthly and manage all aspects of the development efforts including project and work group definition, intellectual property protection, scheduling, budgeting, regulatory approval and so forth.

        Each party and its affiliates will retain ownership of its pre-existing or independently developed intellectual property as well as any intellectual property developed solely by its personnel as part of a joint development program. All solely owned intellectual property will be licensed to the other parties (without the right to sublicense) for purposes of developing and commercializing the new Corgenix Assays and new Corgenix IT Assays. Intellectual property developed by the combined efforts of the parties shall be owned jointly without restriction on use. However, ELITech will have sole ownership of intellectual property related to any system developed under the Agreement, and for a period of the earlier of either five (5) years from the effective date or three (3) years after the sale of the first product, Corgenix agrees to not develop or commercialize any new competitive product. Corgenix will manufacture Corgenix Assays during Phase I and have a right of first refusal to manufacture new Corgenix IT Assays developed during Phase II for a period of three (3) years following the date of first commercialization. However, ELITech and Wescor may elect to manufacture new Corgenix Assays for use into one of ELITech's new systems. Manufacturing will be in accordance with manufacturing and supply agreements having terms and conditions to be agreed upon by the parties.

        The term of the 2011 Development Agreement will be for a period of thirty-six (36) months from the effective date and renewable for an additional twelve (12) months upon such terms and conditions as may be agreed upon by the parties for the extended term. The Agreement may be terminated earlier by either party upon any material breach by the other party which is not cured within thirty (30) days from receipt of notice thereof by the breaching party, termination of the Common Stock Purchase Agreement entered into by the parties on July 16, 2010, failure to reach agreement with respect to any development plan, or upon a challenge by any party to the validity of the proprietary property or intellectual property of another party. In the event of termination, all licenses to intellectual property (except licenses to patents solely owned by a party not related to any development program) will survive and continue on a royalty free basis.

        Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of New Corgenix Assays and systems. We will invoice Wescor monthly in an amount equal to sixty percent (60%) of our actual development costs related to the new IT assays plus budgeted development-related overhead mutually agreed upon by the parties. Concurrently therewith, we will grant Wescor the right to purchase shares of our common stock at a par value of $0.001 per share in a total amount to equal sixty-six and 7/10 percent (66.7%) of the amount of each invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days. We will pay ELITech a royalty of seven percent (7%) of net product sales of new IT Assays sold by us.

  The LSQ Funding Agreement

        On July 14, 2011, we entered into a Revolving Credit and Security Agreement (the "Loan Agreement") with LSQ Funding Group, L.C., a Florida limited liability company ("LSQ").

        Pursuant to the terms of the Loan Agreement, LSQ is providing a line of credit (the "Line") to us under which LSQ agrees to make loans to us in the maximum principal amount outstanding at any time of $1,500,000. The maximum amount of the loans under the Line shall also be governed by a borrowing base equal to 85% of Eligible Accounts Receivable plus 50% of Eligible Inventory, with certain limits and exclusions more fully set forth in the Loan Agreement.

        Interest accrues on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day.

        Loans under the Line may be repaid and such repaid amounts re-borrowed until the maturity date. Unless terminated by us or accelerated by LSQ in accordance with the terms of the Loan Agreement, the Line will terminate and all loans there under must be repaid on July 14, 2013.

        The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on additional debt and investments and limitations on the sale of additional equity by us or other changes in our ownership. Please refer to the Loan Agreement for all such representations, warranties, covenants and events of default.

        In addition, pursuant to the terms of the Loan Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the Loan Agreement or otherwise.

        We have used the money we received under the Loan Agreement and the Line to payoff our outstanding debt obligations to Summit Financial Resources, L.P. ("Summit"), which totaled $732,894 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full.

  The ELITech Second Tranche

        On October 8, 2010, we closed the Second Tranche of the Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with ELITech and Wescor, effective as of October 1, 2010. As a condition to closing the Second Tranche, we transferred our product distribution activity outside of North America from our subsidiary, Corgenix UK Ltd., ("Corgenix UK") to ELITech UK Limited, ("ELITech UK"), pursuant to the Assignment and Assumption Agreement, effective as of October 1, 2010 by and among us, Corgenix UKand ELITech UK. As an additional condition to closing the Second Tranche, Wescor purchased 1,666,667 shares of our common stock (the "Second Tranche Shares") for $250,000, or $0.15 per share. For no additional consideration, we issued a warrant to Wescor to purchase 833,333 shares of our common stock at $0.15 per share (the "Second Tranche Warrant").

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

  The Convertible Preferred Stock Repurchase

        On October 8, 2010, we also completed a repurchase of 200,000 shares of our Series B Convertible Preferred Stock (the "Repurchased Shares") held by CAMOFI Master LDC, a Cayman Islands company ("CAMOFI"), for a purchase price of $50,000. Pursuant to the Second Modification of Secured Convertible Term Notes dated January 29, 2009 by and between us and CAMOFI, the Repurchased Shares bore a $50,000 liquidation preference and were convertible into 800,000 shares of our common stock at the option of CAMOFI. The repurchase was funded in part by cash on hand and in part by proceeds from the sale of the Second Tranche Shares.

  The Corgenix UK Financing

        On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. ("FGI"), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the "FGI Agreement"), effective as of September 30, 2010.

        Under the FGI Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK's right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts. In exchange, FGI advanced funds to the Company.

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

  The ELITech 2010 Agreements

        On July 12, 2010 we entered into the Common Stock Purchase Agreement with ELITech and Wescor. In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to $2,000,000 of the Company's common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares. Also, in connection with the Common Stock Purchase Agreement, we entered into (i) a distribution agreement ("Master Distribution Agreement") with ELITech UK and (ii) a joint product development agreement ("Joint Product Development Agreement") with ELITech. The details of the Common Stock Purchase Agreement, Master Distribution Agreement, and Joint Product Development Agreement are outlined below.

        The initial investment by Wescor was to take place over three tranches:

        First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company's common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. The Company entered into the Master Distribution Agreement with ELITech UK and the Joint Product Development Agreement with ELITech, contemporaneously with the issuance of the First Tranche Shares.

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

        In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into the Master Distribution Agreement with ELITech UK, and we entered into the Joint Product Development Agreement with ELITech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, ELITech UK became the exclusive distributor of the Company's Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix UK assigned and/or transferred the economic benefit to ELITech UK, and ELITech UK assumed all of the obligations of the Company or Corgenix UK under all distribution agreements executed by us or Corgenix UK, as the case may be, related to any distributor whose territory is outside of North America.

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

        Pursuant to the Common Stock Purchase Agreement, if our board determines to initiate the solicitation of offers or indications of interest in pursuing a Change of Control transaction, as defined therein, (without having first received an unsolicited offer from a third party) then the board will, consistent with its fiduciary duty to maximize shareholder value, design a process in consultation with legal counsel and any financial advisor the board elects. Wescor may participate in the process, on terms established by the Company's board, to govern the solicitation of offers process.

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

Our Business

  Introduction

        Our business includes research, development, manufacture, and marketing of in vitro diagnostic ("IVD") products (tested outside the human body) for use in disease detection and diagnosis.

        Our revenues are generated from the following:

  •
  Sales of Manufactured Products—We manufacture and sell 52 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions.

  •
  In North America we sell our products directly through our own sales organization and through several small independent distributors.

  •
  Outside North America, prior to October 1, 2010, we sold our products through Corgenix UK, our own wholly owned subsidiary ("Corgenix UK"). Corgenix UK also managed the remainder of our international business, selling our products through independent distributors worldwide. On October 1, 2010 we transferred our international business toELITech who now serves as our international master distributor, selling our products through its wholly owned subsidiaries in addition to numerous independent distributors.

  •
  Sales of OEM Products—We private label some of our IVD products for other diagnostic companies which they then resell worldwide through their own distribution networks. Our most important OEM customers include Bio-Rad Laboratories, Inc., Helena Laboratories and Diagnostic Grifols, S.A.

  •
  Sales of OM Products—We purchase some products from other healthcare manufacturers which we then resell. These products include other IVD products, instruments, instrument systems and various reagents and supplies, and are primarily used to support the sale of our own manufactured products.

  •
  Contract Manufacturing Agreements—We provide contract manufacturing services to other diagnostic and life science companies. Our most important Contract Manufacturing customer is BG Medicine.

  •
  Contract R&D Agreements—We provide contract product development services to strategic partners and alliances. Our most important Contract R&D customers include ELITech, Tulane University ("Tulane") and the National Institutes of Health ("NIH").

  •
  Other Revenues—This segment includes shipping and other miscellaneous revenues.

        Most of our products are used in clinical laboratories for the diagnosis and/or monitoring of three important sectors of health care:

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

        We are actively developing new laboratory tests in these and other important diagnostic testing areas. See "—Other Strategic Relationships."

        We develop and manufacture products in several commonly utilized testing formats:

  •
  Microplate Enzyme Linked ImmunoSorbent Assay ("ELISA")—This is a clinical testing methodology commonly used worldwide. It is a format which must be run in laboratory conditions by trained technicians, and utilizes standard microplate reading instruments. Testing is performed on a standard 96-well plastic microplate and provides quantitative results.

  •
  Lateral Flow Immunoassay ("LFI")—This is a rapid testing format which utilizes small strip configuration. Patient samples are applied to the end of a strip and allowed to migrate along the strip with a positive or negative indicator. Results are typically obtained in a matter of minutes and can be performed in all settings including field testing.

  •
  Immmunoturbidimetry ("IT")—IT products are configured similar to ELISA Microplate products except that instead of coating microwell plates, this technology coats microbeads or mcroparticles. The assay configuration is more "automatable" than microplates, designed to by run on clinical chemistry analyzers in clinical testing laboratpries by trained personnel. We use the IT format as part of our development and manufacturing agreements with ELITech.

        Since 1990, our sales force and distribution partners have sold over 12 million tests worldwide under the REAADS and Corgenix labels, as well as OEM products.. An integral part of our strategy is to work with corporate partners to develop market opportunities and access important resources including expanding our Contract Manufacturing and Contract R&D programs.. We believe that our relationships with current and potential partners will enable us to enhance our menu of diagnostic products and accelerate our ability to penetrate the worldwide markets for new products.

        We currently use the REAADS and Corgenix trademarks and trade names in the sale of the products which we manufacture. These products constitute the majority of our product sales.

  Industry Overview

        In vitro diagnostic, or IVD, testing is the process of analyzing the components of a wide variety of body fluids outside of the body to identify the presence of markers for diseases or other human health conditions. The worldwide human health IVD market consists of reference laboratory and hospital laboratory testing, testing in physician offices and other point of care sites, and the emerging over-the-counter market, in which testing is done at home by the consumer.

        Traditionally, diagnostic testing has been performed in large, high-volume commercial or hospital based laboratories using instruments operated by skilled technicians. Most of our products are configured in a Microplate format designed for such instrumentation and are marketed to these types of laboratories. The instrumentation and supportive equipment required to use our ELISA tests is relatively simple, and typically is used by a laboratory for many different products.

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

  •
  In fiscal 2010 our IgG anti-AtherOx test kit received clearance from the U.S. Food and Drug Administration ("FDA") and completed or made significant progress in the product development programs of several diagnostic products.

  •
  Leverage Sales and Marketing Resources.  We maintain a small marketing and sales organization in North America, which is experienced in selling diagnostic tests into the laboratory market. We are continuing to expand this sales organization, adding distribution channels as opportunities arise. We also plan to pursue the expansion of our product menu with more high value, quality products through internal development, acquisition or licensing of complementary products and technologies.

  •
  In fiscal 2011 we closed our international subsidiary in the UK and transferred responsibility of our international distribution to ELITech.

  •
  Continue to Develop Strategic Alliances to Leverage Company Resources.  We have developed, and will continue to pursue, strategic alliances to access complementary resources (such as proprietary markers, funding, marketing expertise and research and development assistance), to leverage our technology, expand our product menu and maximize the use of our sales force.

  •
  In fiscal 2011, we made significant advances on several existing partnership programs, and have identified several new opportunities for fiscal 2012.

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

  Autoimmune Disease Products

        Our ELISA Autoimmune Disease Product line consists of twenty-one products, including tests for antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO, PR3, Thyroglobulin, LKM-1, anti Ribosomal P, BP-180, DSG-1,

DSG-3, anti-polymer antibodies and thyroid peroxidase. In the fiscal year ended June 30, 2011, these products represented approximately 1.6% of our total product sales.

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

  Vascular Disease; Antiphospholipid Antibody Testing Products

        We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2011 represented approximately 42.6% of our total product sales. These include: aCL IgG, IgA, and IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-ß2-Glycoprotein I ("aß2GPI") IgG, aß2GPI IgA, and aß2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

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

  Vascular Disease: Bleeding/Clotting Risk Factors

        We market twenty tests for bleeding and clotting risk factors, which in the fiscal year ended June 30, 2011, represented approximately 16.7% of our total product sales. We manufacture five products, and market others which are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, and Collagen Binding Assay.

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

  AspirinWorks

        The AspirinWorks® Test Kit is a simple urine test that measures an individual's response to aspirin dosage and allows physicians to adjust the dosage or recommend alternative therapy. AspirinWorks® sales represented approximately 5.1% of our total product sales in fiscal 2011. Recent reports indicate that up to 25% of individuals may be non-responsive to aspirin's benefits, and are more than three times more likely to die from heart disease.

  Liver Disease Products

        We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format which in the fiscal year ended June 30, 2011 represented approximately 9.9% of our total product sales. Hyaluronic Acid is a component of the matrix of connective tissues, found in synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and leaks into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease, particularly Hepatitis C, due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement.

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

        We also have implemented immunoturbidimetry and lateral flow immunoassay platforms.

  Sales and Marketing

        We primarily market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in North America through sales representatives (both employees and independent contractors) and through several small independent distributors. Internationally, our labeled products are sold through our Master Distributor, ELITech, who distributes our products to established diagnostic companies throughout the world We have also established private label product agreements with several U.S. and European companies. For the fiscal year ended June 30, 2011, international sales represented approximately 27.4% of the Company's total sales.

        We have an active marketing and promotion program for our diagnostic testing products. We publish technical and marketing promotional materials, which we distribute to current and potential customers. We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals.

  Manufacturing

        The manufacturing process for our products utilizes a semi-automated production line for the manufacturing, assembly and packaging of our ELISA Microplate products, our most important platform. Our current production capacity is 28,800 tests per day with a single eight-hour shift. Since 1990, we have successfully produced over 12 million tests in our Colorado facility, and we expect that current manufacturing capability will be sufficient to meet expected customer demand for the foreseeable future.

        Our ELISA manufacturing operations are fully integrated and consist of raw material purification, reagent and Microplate processing, filling, labeling, packaging and distribution. We have considerable experience in manufacturing our products using our proprietary technology. We expect increases in the demand for our products and have prepared plans to increase our manufacturing capability to meet that increased demand. We also maintain an ongoing investigation of scale-up opportunities for manufacturing to meet future requirements. We anticipate that production costs will decline as more products are added to the product menu in the future, permitting us to achieve greater economies of scale as higher volumes are attained.

        As a result of the Contract R&D collaborations, we are expanding our production operation to manufacture products in other delivery platforms. These include production of products in a Lateral

Flow Immunoassay format, and products in an Immunoturbidimetry format. For the fiscal year ended June 30, 2011, sales of products utilizing these additional formats were immaterial.

        We have registered our facility with the FDA.

  Quality System Regulations Requirements for Our Products

        In April 1999, we received ISO 9001:1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002, received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America. We have been re-certified annually since 2002. In fiscal 2010, we certified to ISO 13485:2003.

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

        Approximately 18.4% of our product revenues are derived from sales outside of the U.S. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have "CE" marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

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

        Research & Development expenses consists primarily of the labor-related costs, the cost of clinical studies and travel expenses, laboratory supplies and product-testing expenses related to the research and development of new and existing diagnostic products. Since contract R & D and Grant related revenue has now become a more significant aspect of our business, those R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. As a result of this reclassification, only those R & D expenses, not involved in the fulfillment of specific contract R & D and Grant related contracts, are included as R & D expense in the Statement of Operations operating expense section.

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

  Immunoturbidimetry

        As part of our Joint Product Development program with ELITech, we are developing a line of immunoturbidimetry products for use with the ELITech clinical chemistry systems. This program includes modification of some of our current products into the new format, as well as development of new innovative tests.

  Viruses and Emerging Pathogens

        We have established a strategic collaboration with Tulane University ("Tulane") and other industry and academic partners, to develop a group of products to detect certain viruses identified as potential bio-terrorism agents. The work is primarily being done under various US Government grants and contracts. We are continuing to seek additional opportunities to expand this program to include other infectious agents in various delivery formats.

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

        Our primary competitors include Inotech, the Werfin Group, DIASORIN, Diagnostica Stago, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Hemagen Diagnostics, and IVAX Diagnostics (Diamedix). We compete against these companies and others on the basis of product performance, customer service, and price.

  Patents, Trade Secrets and Trademarks

        The AtherOx Technology Patents.    Through a Japanese collaboration, we have exclusive worldwide rights (except Japan) for the clinical testing market using the unique AtherOx technology. To date, we have four U.S. patents issued and one European patent issued for the AtherOx technology.

        Aspirin Effectiveness Technology Patents.    Our Aspirin Works product is covered by three worldwide patents (two in the United States and one in Europe) owned by McMaster University which has granted Corgenix exclusive worldwide rights. The Company and Cayman Chemical Company ("Cayman") have been issued an additional U.S. patent covering this technology.

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

        We have registered our trademark "REAADS" on the principal federal trademark register and with the trademark registries in many countries of the world and it will expire September 28, 2017. The trademark "Corgenix" was approved in September 2000, have been extended and expire in 2021. Finally, we have registered the trademark AtherOx, and it will expire January 8, 2018.

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

        The majority of our product sales, approximately 80% for the fiscal year ended June 30, 2011 and 80% for the fiscal year ended June 30, 2010, were products that utilized our proprietary technology and marketed under our REAADS trademark.

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

        Historically, we have been able to obtain 510(k) pre-market clearance in as little as 90 days from submission, but the process has taken longer in recent years and we anticipate that it will continue to take much longer in the future. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances for our products on a timely basis, if at all, and delays in receipt of or failure to receive such approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. See "Part II. Item 6. Management's Discussion and Analysis—Forward looking Statements and Risk Factors—Governmental Regulation of Diagnostic Products."

        Our customers using diagnostic tests for clinical purposes in the U.S. are also regulated under the Clinical Laboratory Information Act of 1988, ("CLIA"). CLIA is intended to ensure the quality and reliability of all medical testing in laboratories in the U.S. by requiring that any health care facility in which testing is performed meets specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: "waived," "moderately complex" and "highly complex." Our current ELISA tests are categorized as "moderately complex" tests for clinical use in the U.S. Under CLIA, all laboratories performing high or moderately complex tests are required to obtain either a registration certificate or certification of accreditation from the Centers for Medicare and Medicaid Services ("CMS"), formerly the U.S. Health Care Financing Administration. The application of CLIA to our operations and facilities and future administrative interpretations of CLIA could have an adverse impact on the potential market for our future products by increasing the cost and regulatory burden on our operations and facilities.

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

  Employees

        As of June 30, 2011, we employed 40 employees worldwide (40 employees in 2010). Of the current 40 employees, 39 are full-time, and 1 is part-time. Of these, four hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.

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

         We continue to incur losses and may in the future require additional financing.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,601,510 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the Elites collaboration and investment, described above.

        The $1,500,000 ELITech common stock investments in addition to the LSQ $1,500,000 July 14, 2011 revolving credit facility, when considered in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

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

        We have entered into a master distribution agreement with ELITech, in which we have granted distribution rights for certain of our products to them within specific international geographic areas. Pursuant to this agreement, they have certain responsibilities for market development, promotion, and sales of the products. If they fail to perform their contractual obligations or terminate the agreement, this could have the effect of reducing our sales and cash flow and thus have a potentially material adverse effect on our business, financial condition and results of operations.

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

        Our growth strategy includes the acquisition of complementary products or technologies. There is no assurance that we will be able to identify appropriate products or technologies to be acquired, to negotiate satisfactory terms for such an acquisition, or to obtain sufficient capital to make such acquisitions. Moreover, because of limited cash resources, we may be unable to acquire any significant products or technologies for cash and our ability to effect acquisitions in exchange for our capital stock may depend upon the market prices for our common stock, which could result in significant dilution to its existing stockholders. If we do complete one or more acquisitions, a number of risks arise, such as diversion of management's attention, unanticipated problems or legal liabilities. Any of these factors could materially harm Corgenix's business or its operating results.

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

        Although we have manufactured over twelve million diagnostic tests based on our proprietary applications of ELISA technology, certain of our diagnostic products in consideration for future development incorporate technologies with which we have limited manufacturing experience. Assuming successful development and receipt of required regulatory approvals, significant work may be required to scale up production for each new product prior to such product's commercialization. There can be no assurance that such work can be completed in a timely manner and that such new products can be manufactured cost-effectively, to regulatory standards or in sufficient volume.

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

        Although our common stock has been traded on the OTC Bulletin Board® since February 1998, the trading has been inconsistent with less than continuously significant volume.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Description of Properties.

        On February 8, 2006, we entered into a Lease Agreement (the "Lease") with York County, LLC, a California limited liability company ("York") pursuant to which we leased approximately 32,000 rentable square feet (the "Property") of York's approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020. In 2008, the Property was sold to The Krausz Companies, Inc. a California corporation, aka KE Denver One, LLC (the "Landlord"), and is part of Landlord's multi-tenant real property development known as the Broomfield Corporate Center. We use the Property for our headquarters, laboratory research and development facilities and production facilities.

        On the following dates, we executed the following amendments to the Lease:

  •
  December 1, 2006—The First Lease Amendment to the Lease Agreement (the "First Amendment") established July 6, 2006 as the date of the commencement of the Lease

  •
  June 19, 2007—The Second Lease Amendment to the Lease Agreement (the "Second Amendment") redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot, and

  •
  July 19, 2007—The Third Lease Amendment to the Lease Agreement (the "Third Amendment") established the base rent matrix for the period 11/28/2013 to 12/05/2013 which was inadvertently omitted in the Second Amendment.

        The term of the Lease (the "Term") was originally seven years and five months and commenced on July 6, 2006 with tenant options to extend the Term for up to two five-year periods. We also had a one time right of second refusal to lease contiguous premises.

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

        On April 11, 2011, we entered into Lease Amendment No. 5 (the "Fifth Lease Amendment") with the Landlord. The Fifth Lease Amendment extends the term of the Lease to April 30, 2019 and removes any option to further extend the Lease.

        The Fifth Lease Amendment also adjusts the base rent ("Base Rent") payable under the Lease.

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

Item 3.    Legal Proceedings

        None.

Item 4.    Reserved.

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the OTC Bulletin Board® under the symbol "CONX." On June 30, 2011, the closing price of our common stock on the OTC Bulletin Board® as reported by the OTC Bulletin Board® was $0.11.

        The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board®. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	Stock Price Ranges
Stock Price Dates	High	Low
Fiscal Year 2011
Quarter Ended:
September 30, 2010	$0.12	$0.09
December 31, 2010	$0.14	$0.08
March 31, 2011	$0.12	$0.08
June 30, 2011	$0.12	$0.08
Fiscal Year 2010
Quarter Ended:
September 30, 2009	$0.11	$0.07
December 31, 2009	$0.11	$0.09
March 31, 2010	$0.19	$0.09
June 30, 2010	$0.14	$0.09

        On June 30, 2011, there were 80 holders of record of our Common Stock.

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

  Stock Issuance

        On July 12, 2010 we entered into a Common Stock Purchase Agreement with ELITech and Wescor. In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to $2,000,000 of the Company's common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares. The investment by Wescor will take place over a maximum of three tranches:

        Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company's common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share.

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

        The shares and warrants offered under the Common Stock Purchase Agreement have not been registered under the Securities Act of 1933, as amended ("Securities Act"). The offer of such securities is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act. A Form D was filed by the Company reporting additional information regarding the sale of the securities. The warrants offered by the Company to Wescor, under each Tranche in the Common Stock Purchase Agreement, give Wescor the right to purchase up to a total of 6,666,667 shares of the Company's common stock, $.001 par value, exercisable at $0.15 per share, with each warrant expiring after five years from the date of issuance.

Corgenix Purchase of Equity Securities*

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2010	27,508	$0.568	—	—
August 2010	27,508	$0.568	—	—
September 2010	27,514	$0.568	—	—
January 2011	27,508	$0.568	—	—

Total	110,038	$0.568	—	192,562

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

        We have generally experienced growth in revenues over the past 21 years, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners. There can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

  Recently Issued Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update 2010-06, (ASU 2010-06),"Improving Disclosures About Fair Value Measurements", which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted July 1, 2010, with the amendments to Level 3 disclosures effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only. Neither the current requirements nor the amendments effective in fiscal year 2011 had or are expected to have a material impact on the Company's financial position or results of operations.

        In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after

June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The provisions of ASU 2010-17 do not have a material effect on the financial position, results of operations or cash flows of the Company.

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 820)." This ASU seeks to improve comparability , consistency, and transparency of financial reporting with respect to comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity., among other amendments. The amendments of this ASU require all non-owner changes in stockholder's equity to be presented either in single continuous statement of comprehensive income or two separate but consecutive statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-05 is not expected to have any effect for the Company.

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

        R & D expense consists primarily of the labor-related costs, the cost of clinical studies and travel expenses, laboratory supplies and product-testing expenses related to the research and development of new and existing diagnostic products. During the current fiscal year, since contract R & D and Grant related revenue has become a more meaningful aspect of our business, the R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Revenue from research and development contracts, as noted above, represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2011 and 2010 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Research and development contracts are generally short and intermediate term with options to extend, and can be cancelled under specific circumstances.

        Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

  Results of Operations

  Year Ended June 30, 2011 compared to 2010

        Net sales.    The following two tables provide the reader with further insight as to the changes of the various components of our sales for the comparable fiscal years ended June 30, 2011 and June 30, 2010.

	Fiscal Year Ended June 30,
			% Incr. (Decr.)
	2011	2010
Sales:
Geographical Breakdown
North America	$6,483,193	$5,996,345	8.1%
International	$1,458,383	$2,261,825	(35.5)%

Total Sales	$7,941,576	$8,258,170	(3.8)%

	Fiscal Year Ended June 30,
			% Incr. (Decr.)
	2011	2010
Sales:
By Category
Phospholipid Sales*	$3,385,193	$3,621,355	(6.5)%
Coagulation Sales*	$1,327,273	$1,556,716	(14.7)%
Aspirin Works Sales	$406,142	$202,375	100.7%
Hyaluronic Acid Sales	$782,783	$965,398	(18.9)%
Autoimmune Sales	$126,638	$169,826	(25.4)%
Contract Manufacturing	$355,459	$448,284	(20.7)%
R & D Contract	$1,150,295	$614,488	87.2%
Shipping and Other	$407,793	$679,728	(45.5)%

Total Sales	$7,941,576	$8,258,170	(3.8)%

	$858,922	$858,773	0.0%**

*
Includes OEM Sales

**
Less than 1%

        Cost of sales.    Total cost of sales, as a percentage of sales, were 50.5% for the fiscal year ended June 30, 2011 versus 48.8% for the prior fiscal year. The following table shows, for the fiscal year ended June 30, 2011, the composition of the cost of sales, between the cost of sales related to our core business and that related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Fiscal Year Ended June 30, 2011

	CORE BUSINESS	R & D AND GRANT
SALES/REVENUES	$6,791,281	$1,150,295
DIRECTLY RELATED COST OF SALES	$3,230,475	$781,909
COST OF SALES AS % OF SALES/REVENUES	47.6%	68.0%

        Selling and marketing expenses.    For the fiscal year ended June 30, 2011, selling and marketing expenses decreased $38,588 or 2.4% to $1,536,883 from $1,575,471 in fiscal 2010. The $38,588 decrease versus the prior year resulted primarily from decreases of $266,924 in Corgenix UK sales and marketing expenses and $26,144 in consulting and outside services expenses, partially offset by a net increase of $254,480 in other selling and marketing expenses, $143,194 of which was for labor-related expenses.

        Research and development expenses.    Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $93,808 or 13.6% to $784,404 for the fiscal year ended June 30, 2011, from $690,596 for the fiscal year ended June 30, 2010. The $93,808 increase versus the prior year resulted primarily from increases of $95,687 in labor-related expenses and $35,256 in laboratory supplies, partially offset by a net decrease of $37,135 in other research and development expenses.

        General and administrative expenses.    For the fiscal year ended June 30, 2011, general and administrative expenses decreased $245,841 or 11.7% to $1,847,722 from $2,093,563 in fiscal 2010. The $245,841 decrease versus the prior year resulted primarily from a decrease of $271,918 in Corgenix UK general and administrative expenses, partially offset by a net increase of $26,077 in other general and administrative expenses.

        Interest expense.    Interest expense decreased $63,109 or 19.7%, to $257,954 for the fiscal year ended June 30, 2011, from $321,063 in fiscal 2010. This reduction in interest expense was primarily due to the September 30, 2010 termination of the FGI agreement, resulting in the discontinuance of the factoring of international accounts receivable.

  EBITDA

        The Company's earnings before interest, taxes, depreciation, amortization and non cash expense associated with stock-based compensation ("Adjusted EBITDA") decreased $28,726 or 3.5% to $787,255 for the fiscal year ended June 30, 2011 compared with $815,981 for the prior fiscal year ended June 30, 2010. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company's ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss as shown on the accompanying Statement of Operations can be made by eliminating depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense, if any, from the net loss and further eliminating any interest income from said net loss as in the following table:

	Fiscal Year Ended June 30,
	2011	2010
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$(393,065)	$2,391
Add back:
Depreciation and Amortization	414,584	439,028
Stock-based compensation expense	22,573	54,164
Interest income	(853)	(665)
Interest expense	257,954	321,063
Costs associated with exit or disposal activities	486,062	—

Adjusted EBITDA	$787,255	$815,981

  Financing Agreements

        On October 8, 2010, we closed the Second Tranche of the Common Stock Purchase Agreement (the "Common Stock Purchase Agreement") with ELITech and Wescor, , effective as of October 1, 2010. As a condition to closing the Second Tranche, we transferred our product distribution activity outside of North America from our subsidiary, Corgenix UK to ELITech UK, pursuant to the Assignment and Assumption Agreement, effective as of October 1, 2010 by and among us, Corgenix UK and ELITech UK. As an additional condition to closing the Second Tranche, Wescor purchased 1,666,667 shares of our common stock (the "Second Tranche Shares") for $250,000, or $0.15 per share. For no additional consideration, we issued a warrant to Wescor to purchase 833,333 shares of our common stock at $0.15 per share (the "Second Tranche Warrant").

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

        On October 8, 2010, we also completed a repurchase of 200,000 shares of our Series B Convertible Preferred Stock (the "Repurchased Shares") held by CAMOFI Master LDC, a Cayman Islands company ("CAMOFI"), for a purchase price of $50,000. Pursuant to the Second Modification of Secured Convertible Term Notes dated January 29, 2009 by and between us and CAMOFI, the Repurchased Shares bore a $50,000 liquidation preference and were convertible into 800,000 shares of our common stock at the option of CAMOFI. The repurchase was funded in part by cash on hand and in part by proceeds from the sale of the Second Tranche Shares.

        On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. ("FGI"), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the "FGI Agreement"), effective as of September 30, 2010.

        Under the FGI Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK's right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts. In exchange, FGI advanced funds to the Company.

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

        On July 12, 2010 we entered into the Common Stock Purchase Agreement with ELITech and Wescor. In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to $2,000,000 of the Company's common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares. Also, in connection with the Common Stock Purchase Agreement, we entered into (i) a distribution agreement ("Master Distribution Agreement") with ELITech UK and (ii) a joint product development agreement ("Joint Product Development Agreement") with ELITech. The details of the Common Stock Purchase Agreement, Master Distribution Agreement, and Joint Product Development Agreement are outlined below.

        The initial investment by Wescor was to have taken place over three tranches:

        First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company's common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. The Company entered into the Master Distribution Agreement with ELITech UK and the Joint Product Development Agreement with ELITech, contemporaneously with the issuance of the First Tranche Shares.

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

        In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into the Master Distribution Agreement with ELITech UK, and we entered into the Joint Product Development Agreement with ELITech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, ELITech UK became the exclusive distributor of the Company's Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix UK assigned and/or transferred the economic benefit to ELITech UK, and ELITech UK assumed all of the obligations of the Company or Corgenix UK under all distribution agreements executed by us or Corgenix UK, as the case may be, related to any distributor whose territory is outside of North America.

  Liquidity and Capital Resources

        At June 30, 2011, our working capital increased by $1,171,199 to $3,317,129 from $2,145,930 at June 30, 2010, and concurrently, our current ratio (current assets divided by current liabilities) increased from 1.92 to 1 at June 30, 2010 to 2.54 to 1 at June 30, 2011. This increase in working capital is primarily attributable to the $1,500,000 strategic investments by ELITech in July and October, 2010.

        At June 30, 2011, trade and other receivables were $1,554,423 versus $1,408,969 at June 30, 2010. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $65,809 from June 30, 2010. At June 30, 2011, inventories were $2,800,473, versus $2,499,557 at June 30, 2010.

        For the fiscal year ended June 30, 2011, cash used by operating activities amounted to $402,019, versus $62,715 provided by operating activities for the fiscal year ended June 30, 2010. The $402,019 cash used by operating activities was primarily attributable to the net loss for the period, increases in inventories and accounts receivable, and decreases in other accrued liabilities. The $402,019 cash used by operating activities was more than offset by $17,232 in net cash provided by investing activities (primarily due to the proceeds from the disposal of equipment for Corgenix-UK), $980,083 of net cash provided by financing activities (primarily due to the proceeds from the issuance of common stock to ELITech), and a $5,847 positive cash impact from foreign currency translation, all of which resulted in a $601,143 net increase in our cash balance as of June 30, 2011.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,601,510, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the Elites collaboration and investment, described above.

        The $1,500,000 ELITech common stock investments in addition to the LSQ $1,500,000 July 14, 2011 revolving credit facility, when considered in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than the lease agreement described below.

  Contractual Obligations and Commitments

        On February 8, 2006, we entered into a Lease Agreement (the "Lease") with York County, LLC, a California limited liability company ("York") pursuant to which we leased approximately 32,000 rentable square feet (the "Property") of York's approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020. In 2008, the Property was sold to The Krausz Companies, Inc. a California corporation, aka KE Denver One, LLC (the "Landlord"), and is part of Landlord's multi-tenant real property development known as the Broomfield Corporate Center. We use the Property for our headquarters, laboratory research and development facilities and production facilities.

        On the following dates, we executed the following amendments to the Lease:

  •
  December 1, 2006—The First Lease Amendment to the Lease Agreement (the "First Amendment") established July 6, 2006 as the date of the commencement of the Lease

  •
  June 19, 2007—The Second Lease Amendment to the Lease Agreement (the "Second Amendment") redefined the amount of available rental space from 32,480 to 32,000 square feet and recalculated the lease rates per square foot, and

  •
  July 19, 2007—The Third Lease Amendment to the Lease Agreement (the "Third Amendment") established the base rent matrix for the period 11/28/2013 to 12/05/2013 which was inadvertently omitted in the Second Amendment.

        The term of the Lease (the "Term") was originally seven years and five months and commenced on July 6, 2006 with tenant options to extend the Term for up to two five-year periods. We also had a one time right of second refusal to lease contiguous premises.

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

        On April 11, 2011, we entered into Lease Amendment No. 5 (the "Fifth Lease Amendment") with the Landlord. The Fifth Lease Amendment extends the term of the Lease to April 30, 2019 and removes any option to further extend the Lease.

        The Fifth Lease Amendment also adjusts the base rent ("Base Rent") payable under the Lease.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk. Not required.

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

Changes in internal controls

        There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fiscal year ended June 30, 2011.

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

        To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in InternalControl—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2011.

        This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2011:

Name	Age	Position	Director/Officer Since
Luis R. Lopez	63	Chief Medical Officer and Director	1998
Douglass T. Simpson	63	President and Chief Executive Officer, Director	1998
Ann L. Steinbarger	58	Senior Vice President Sales and Marketing	1998
William H. Critchfield	65	Senior Vice President Operations and Finance and Chief Financial Officer	2000
Robert Tutag	69	Director	2005
Dennis Walczewski	63	Director	2006
Stephen P. Gouze	59	Chairman of the Board	2008
Bruce A. Huebner	60	Director	2011
David Ludvigson	60	Director	2010

        Biographical information regarding each of our directors and executive officers is as follows. The following paragraphs also include specific information regarding each director's experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual should serve on the Board of Directors as of the date of this filing, in light of our business and structure.

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

        William H. Critchfield has been Senior Vice President Operations and Finance and Chief Financial officer since April 2011, was the Senior Vice President Finance and Administration and Chief Financial Officer of the Company since April 2006, and was Vice President and Chief Financial Officer from December 2000 to April 2006. Prior to joining Corgenix, Mr. Critchfield was Executive Vice President and Chief Financial Officer of U.S. Medical, Inc., a Denver, Colorado based privately held distributor of new and used capital medical equipment. From May of 1994 through July of 1999, he served as President and Chief Financial Officer of W.L.C. Enterprises, Inc., a retail business holding company. From November 1991 to May 1994, Mr. Critchfield served as Executive Vice President and Chief Financial Officer of Air Methods Corporation, a publicly traded company which is the leading U.S. company in the air medical transportation industry and is the successor company to Cell Technology, Inc., a publicly traded biotechnology company, where he served in a similar capacity from 1987-1991. From 1986 through September 1987 he served as Vice President of Finance and Administration for Biostar Medical Products, Inc., a developer and manufacturer of diagnostic immunoassays. In the past, Mr. Critchfield also served as Vice President of Finance for Nuclear Pharmacy, Inc., formerly a publicly traded company and the world's largest chain of centralized radiopharmacies. Mr. Critchfield is a certified public accountant in Colorado. He graduated magna cum laude from California State University-Northridge with a Bachelor of Science degree in Business Administration and Accounting.

        Ann L. Steinbarger has been the Senior Vice President of Sales & Marketing since April 2011, was the Senior Vice President of Operations from April 2006 to April 2011 and was the Vice President of Sales and Marketing from May 1998 to April 2006. Ms. Steinbarger joined Corgenix's operating subsidiary in January 1996 as Vice President, Sales and Marketing with responsibility for its worldwide marketing and distribution strategies. Prior to joining Corgenix, Ms. Steinbarger was with Boehringer Mannheim Corporation, Indianapolis, Indiana, a $200 million IVD company. At Boehringer from 1976 to 1996, she served in a series of increasingly important sales management positions. Ms. Steinbarger holds a B.S. degree in Microbiology from Purdue University in West Lafayette, Indiana.

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

        Dennis Walczewski was appointed to the Company's Board of Directors in January, 2006. Mr. Walczewski's background consists of over 30 years experience in the Diagnostic and Biotechnology industries. Mr. Walczewski has held either management or executive positions in Promega, T-Cell Diagnostics, Endogen and Boehringer Manheim (now Roche). He has been employed by MBL international or MBLI for the previous five years and now is their Chief Executive Officer. Mr. Walczewski holds a B.S. in Chemistry from Suffolk University and an MBA from Indiana Wesleyan University.

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

        David Ludvigson was appointed to the Company's Board of Directors in July 2010. Mr. Ludvigson is currently President of Knight-Ludvigson Advisors, a business consultancy firm in addition to being a Director of China Stem Cells since June of 2010. From 2003 until 2009, Mr. Ludvigson was an executive with Nanogen, Inc., a molecular and point of care diagnostics company. Mr. Ludvigson joined Nanogen full-time as Executive Vice President, Chief Financial Officer and Treasurer and was appointed to the position of President and Chief Operating Officer in June, 2004. Mr. Ludvigson was a director of Nanogen from 1996 until June 2003. Prior to joining Nanogen, he was President and Chief Executive Officer of Black Pearl, Inc. ("Black Pearl"), an event-based business intelligence software company, from November 2001 until January, 2003. Prior to Black Pearl, from August 2000 to January 2001, Mr. Ludvigson was President of InterTrust Technologies, a digital rights management software company. Prior to joining InterTrust Technologies, Mr. Ludvigson was a Senior Vice President and Chief Operating Officer of Matrix Pharmaceuticals, Inc. ("Matrix") from October 1999 to August 2000. In addition, from 1998 to August 2000 he was also the Chief Financial Officer of Matrix. From February 1996 to June 1998, Mr. Ludvigson was President and Chief Operating Officer of NeTpower. From 1992 to 1995, Mr. Ludvigson was Senior Vice President and Chief Financial Officer of IDEC Pharmaceuticals. Prior to that time, he served as Senior Vice President of Sales and Marketing for Conner Peripherals and as Executive Vice President, Chief Financial Officer and a director of MIPS Computer Systems, Inc., a RISC microprocessor developer and systems manufacturer Mr. Ludvigson received a B.S. and an M.A.S. from the University of Illinois.

        Bruce Huebner was elected to the Company's Board of Directors in January, 2011. Mr. Huebner is currently Managing Director of LynxCom Partners, LLC, a healthcare consulting firm ("LynxCom"). Mr. Huebner has served as Managing Director of LynxCom since July 2010 and also served as Managing Director of LynxCom from October 2008 to October 2009 and October 2004 to May 2005. From October 2009 to June 2010, Mr. Huebner was President and Chief Executive Officer of TrovaGene, Inc., a California molecular diagnostics company. Mr. Huebner also served as President of Osmetech Molecular Diagnostics, another California molecular diagnostics company from May 2005 to July 2008. Mr. Huebner joined Nanogen in 2002 as President and Chief Operating Officer and served until September 2004. From 1996 to 2002, Mr. Huebner was the Executive Vice President and Chief Operating Officer of Gen-Probe Incorporated, a Japanese owned biotech diagnostics company ("Gen-Probe"). From 1992 to 1995 Mr. Huebner was the Vice President of Marketing and Sales for Gen-Probe. Mr. Huebner received a B.S. in Chemistry and Biology from the University of Wisconsin-La Crosse.

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

        The Audit Committee currently consists of two Outside Directors: Messrs. Huebner and Gouze. Mr. William Critchfield, the Senior Vice President Operations and Finance and Chief Financial Officer, always participates in Audit Committee meetings as requested. The Board has determined that Mr. Huebner qualifies as an "Audit Committee Financial Expert" as that term is defined in rules promulgated by the Securities and Exchange Commission and is independent as defined by the American Stock Exchange listing standards.

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

        Based on the above discussion and review with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for filing with the SEC.

Code of Ethics

        We have adopted a written code of ethics that applies to our CEO and CFO. A copy of the code of ethics can be found on our website at www.Corgenix.com. We intend to post on our website any amendments or waivers of the Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

        Based solely on our review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2011.

Item 11.    Executive Compensation.

        The following table shows how much compensation was paid by Corgenix for the last three fiscal years to our Principal Executive Officer, and the other two most highly compensated Executive Officers, for services rendered during such fiscal years (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Nonequity Incentive Plan Comp ($)	All other Comp. ($)(1)(2)	Total ($)
Douglass T. Simpson	2011	$218,970	$15,000	$—	$8,873	$—	$17,471	$260,314
President, Chief Executive	2010	$209,470	$—	$20,947	$—	$—	$16,985	$247,402
Officer	2009	$209,094	$—	$12,380	$—	$—	$21,338	$242,812
Dr. Luis R. Lopez	2011	$192,123	$5,000	$—	$—	$—	$20,702	$217,825
Chief Medical Officer	2010	$188,623	$—	$14,147	$—	$—	$13,419	$216,189
	2009	$188,285	$—	$7,400	$—	$—	$23,361	$219,046
William H. Critchfield,	2011	$191,502	$15,000	$—	$8,873	$—	$18,221	$233,596
Senior Vice President	2010	$180,502	$—	$13,538	$—	$—	$13,099	$207,139
Operations and Finance and	2009	$180,106	$—	$9,900	$—	$—	$20,038	$210,044
CFO

(1)
We paid each executive officer an automobile allowance of $500 per month in 2011, 2010 and 2009, in addition to paying approximately 94% of each officer's group health insurance premium and the income tax effect of the stock awards.

(2)
There is no golden parachute compensation.

(3)
The fair value of stock awards are determined by using the closing stock price at the date of the award.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Weighted Average Option Exercise Price ($/Share)	Option Expiration Dates	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
Douglass T. Simpson	592,000	—	—	$0.304	5/19/12 - 8/22/17	—	—	—	—
Dr. Luis R. Lopez	243,000	—	—	$0.422	5/19/12 - 8/1/13	—	—	—	—
William H. Critchfield	426,000	—	—	$0.267	5/19/12 - 8/22/17	—	—	—	—

Director Compensation

Name	Fees Earned	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Luis R. Lopez M.D.	—	—	—	—	—	—	—
Douglass T. Simpson	—	—	—	—	—	—	—
David Ludvigson	—	—	$3,549	—	—	—	$3,549
Dennis Walczewski	—	—	$3,549	—	—	—	$3,549
Robert Tutag	$6,750	—	$3,549	—	—	—	$10,299
Bruce A. Huebner	$3,000	—	$3,549	—	—	—	$6,549
Stephen P. Gouze	$6,500	—	$3,549	—	—	—	$10,049

        Our current policy is to pay each independent director $500 per board meeting and $250 per board committee (audit, compensation and nominating) either attended in person or via telephone. In addition, annually each independent director is granted options to purchase shares of our common stock at the fair market value at the date of grant and vesting 100% upon grant. Per our arrangement with MBL and ELITech, Mr. Walczewski and Mr. Ludvigson are not compensated in cash by Corgenix for board meetings attended, but do however, receive stock options in parallel with the independent members of our Board of Directors.

        The purpose of the Compensation Committee is to (i) discharge the Board's responsibility relating to compensation of our executive officers; (ii) review and recommend to the Board compensation plans, policies and programs as well as approve individual executive officer compensation and (iii) prepare the annual report on executive compensation required to be included in our annual proxy statement. Additionally, the Committee oversees the Chief Executive Officer, or CEO, as well as executive management appointments at our headquarters and major subsidiaries. Committee members are appointed by the Board of Directors on the recommendation of the Corporate Governance and Nominating Committee and serve such terms as the Board may determine, or until their earlier resignation, death or removal by the Board.

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

        Our compensation Committee has the authority to seek advice and assistance from outside consultants and our executive officers in determining and evaluating director, CEO and other executive officer compensation. The overall goals have been to attract, retain, motivate, and align the executives and directors with stockholder share value. During fiscal 2011, we solicited advice from an outside consultant. The data provided in 2011 is referred to as the "2011 Report." The consultant provided us with recommendations and findings on executive base pay, bonus, long-term incentive cash and equity awards. The recommendations and findings are used for executives as a long-term target to give the various pay components a grounded focus. The Compensation Committee has the authority to obtain advice and assistance from any officer or any outside legal experts or other advisors. The Compensation Committee has also utilized the advice of the CEO in determining compensation and performance of executive officers.

Long-Term Incentive Compensation

        The Company's 2007 Incentive Compensation Plan (the "2007 Plan") provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee appointed by the Company's Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. In fiscal 2011, there was a total of 480,000 stock options granted under the 2007 Plan at exercise prices ranging from $0.092 to $0.107 and with vesting periods ranging from immediate vesting to three years. All of the options have a life of seven years. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2011, we adopted a One Year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn shares of our common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted financial results. No shares of common stock issued under this plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2011 and outstanding options held by the Named Executive Officers as of June 30, 2011:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Options at FY-End # Exercisable and Unexercisable	Value of In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Douglass T. Simpson	0	0	592,000 and 0	$0/$0
Dr. Luis R. Lopez	0	0	243,000 and 0	$0/$0
William H. Critchfield	0	0	426,000 and 0	$0/$0

(1)
Based on the closing price of the Company's common stock at June 30, 2011 of $0.10 per share.

Employment Agreements

        Since 2001, we have entered into employment agreements with each of the Company's four executive officers. Effective May 1, 2010, these contracts were modified. As of July 1, 2011 the annual salaries for the five Executive Officers are as noted opposite each of their names:

Officer	Current Annual Salary
• Douglass T. Simpson—	$227,970 as of July 1, 2011
• William H. Critchfield—	$206,703 as of July 1, 2011
• Dr. Luis R. Lopez—	$192,123 as of July 1, 2011
• Ann L. Steinbarger—	$171,344 as of July 1, 2011

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of June 30, 2011, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors, (iii) each executive officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 11575 Main Street, Suite 400, Broomfield, CO 80020. Beneficial ownership, for purposes of this table, includes debt convertible into common stock and options and warrants to purchase common stock that are either currently exercisable or convertible or will be exercisable or convertible within 60 days of June 30, 2011. No director or executive officer beneficially owned more than 5% of the common stock.

        The percentage ownership data is based on shares of our common stock outstanding as of June 30, 2011, plus warrants and stock options outstanding in addition to common shares underlying convertible debt and redeemable convertible preferred stock. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants or underlying convertible debt that are currently exercisable or convertible, or will become exercisable or convertible, within 60 days of June 30, 2011 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option or warrant, or convertible promissory note, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Number	Percent of Class
Wescor, Inc	15,000,001	32.68%
Mid South Investor Fund	3,733,335	8.86%
Warrant Strategies Fund LLC(3)	2,147,830	4.99%
350 Madison Avenue, 11th Floor
New York, NY 10017
Shelter Opportunity Fund (formerly Truk Opportunity Fund)(2)	2,147,830	4.99%
c/o RAM Capital Resources, LLC
One East 52nd Street, Sixth Floor
New York, NY 10022
Ascendiant Capital Group LLC, Ascendiant Securities LLC(3)	2,147,830	4.99%
18881 Von Karman Avenue, 16th Floor
Irvine, CA 92612
Medical & Biological Laboratories Co., Ltd.	1,072,844	2.57%
Taryn G. Reynolds(1)	1,178,823	2.83%
Dr. Luis R. Lopez(1)	1,199,414	2.90%
Douglass T. Simpson(1)	1,096,474	2.64%
William H. Critchfield(1)	728,002	1.76%
Robert Tutag(1)	290,000	1.02%
Ann L. Steinbarger(1)	425,855	1.04%
Bruce A. Huebner(1)	40,000	0.10%
Stephen P. Gouze(1)	80,000	0.29%
David Ludvigson(1)	40,000	0.10%
Dennis Walczewski(1)	180,000	0.44%
All current directors and current executive officers as a group (10 persons)	5,429,568	13.12%

(1)
Current director or officer

(2)
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

(3)
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

Director Independence

        Because the Company's common stock is traded on the Over the Counter Bulletin Board, the Company is not subject to the independence requirements of any securities exchange or the Nasdaq regarding our directors, the membership of our board of directors or our committees. However, the Board has determined that Messrs. Tutag, Gouze and Huebner are each "independent" as that term is defined by the American Stock Exchange. Under the American Stock Exchange definition, an independent director is a person who (1) is not an executive officer or employee of the Company; (2) is not currently and has not been over the past three years employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (3) has not (or whose immediate family members have not) been paid more than $120,000 during any period of twelve consecutive months within the past three fiscal years [excluding compensation for board or board committee service, compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or benefits under a tax-qualified retirement plan or non-discretionary compensation];

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

Item 14.    Principal Accountant Fees and Services.

        Our principal outside accountant who serves as our auditor and our principal outside accountant for preparation of our Federal and State income tax returns is Hein & Associates LLP. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants are as follows:

	Audit Fees (Includes Form 10-Q Reviews & Consents)	Audit Related Fees	Tax Fees	All Other Fees
2011	$105,235	$—	$6,391	$—
2010	$121,046	$—	$8,700	$—

        Our Audit Committee (the "Committee"), consisting of Messrs. Huebner (Chairman) and Gouze, is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for us by its registered public accounting firm, provided, however, that de-minimus non-audit services may instead be approved in accordance with applicable SEC rules.

Item 15.    Exhibits and Reports to Form 10-K

  a.
  Index to and Description of Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998 and incorporated herein by reference.

3.2	Articles of Amendment to the Articles of Incorporation, filed with the Company's Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.

3.3	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock for Corgenix Medical Corporation, filed with the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

3.4	Bylaws, filed with the Company's Registration Statement on Form 10-SB filed June 29, 1998 and incorporated herein by reference.

3.5	Amended and Restated Articles of Incorporation, dated June 9, 2008.

3.6	Amended and Restated Articles of Incorporation, dated February 3, 2009.

10.2	Management Agreement dated May 1, 2010 between Luis R. Lopez and the Company, filed with the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.4	Management Agreement dated May 1, 2010 between Douglass T. Simpson and the Company, filed with the Company's Form 8K filed May 5, 2010 and incorporated herein by reference.

10.5	Management Agreement dated May 1, 2010 between Ann L. Steinbarger and the Company, filed with the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.6	Management Agreement dated May 1, 2010 between Taryn G. Reynolds and the Company, filed with the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.7	Management Agreement dated May 1, 2010 between William H. Critchfield and the Company, filed with the Company's filing on Form 8K filed May 5, 2010 and incorporated herein by reference.

10.8	Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.

10.11	License Agreement dated September 29, 2002 between Eiji Matsuura, PhD and the Company, filed as exhibit 10.33 to the Company's Form 10-QSB filed November 14, 2002 and incorporated herein by reference.

10.12	Amended License Agreement dated April 14, 2010 between Eiji Matsuura, PhD and the Company, filed as an exhibit to the Company's Form 8-K filed April 19, 2010.

10.13	Amended and Restated 1999 Incentive Stock Plan filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.

10.14	Amended and Restated Employee Stock Purchase Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.18	Form of Securities Purchase Agreement dated May 19, 2005, filed as exhibit 2.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.19	Form of Secured Convertible Term Note dated May 19, 2005, filed as exhibit 10.32 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.20	Form of Registration Rights Agreement dated May 19, 2005, filed as exhibit 10.33 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.21	Form of Restricted Account Agreement dated May 19, 2005, filed as exhibit 10.34 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.22	Form of Restricted Account Side Letter dated May 19, 2005, filed as exhibit 10.35 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.23	Form of Stock Pledge Agreement dated May 19, 2005, filed as exhibit 10.36 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.24	Form of Lockup Letter dated May 19, 2005, filed as exhibit 10.37 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.25	Form of Subsidiary Guaranty dated May 19, 2005, filed as exhibit 10.38 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.26	Form of Letter Agreement dated June 7, 2005 between the Company and certain officers, directors and affiliated persons, filed as exhibit 10.39 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.27	Lease Agreement dated February 8, 2006 between Corgenix Medical Corporation and York County, LLC, a California limited liability company (as landlord), filed with the Company's Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.

10.28	First Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated December 11, 2006 and incorporated herein by reference.

10.29	Second Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated June 19, 2008 and incorporated herein by reference.

10.30	Third Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated July 19, 2008 and incorporated herein by reference.

10.31	Preferred Stock Purchase Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as exhibit 10.1 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.32	Escrow Agreement between Corgenix Medical Corporation, Barron Partners LP and Epstein, Becker & Green, P.C., dated December 28, 2005, filed as exhibit 10.2 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.33	Registration Rights Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as exhibit 10.3 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.34	Common Stock Purchase Warrant "A" dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.4 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.35	Common Stock Purchase Warrant "B" dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.5 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.36	Common Stock Purchase Warrant "C" dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.6 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.37	Common Stock Purchase Warrant #118 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.7 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.38	Common Stock Purchase Warrant #119 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.8 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.39	Common Stock Purchase Warrant #120 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.9 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.40	Form of Barron Lockup Letter, filed as exhibit 10.3 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.41	Form of Lockup Letter in connection with Secured Convertible Term Note financing, filed as exhibit 10.7 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.42	Securities Purchase Agreement dated December 28, 2005 by and among Corgenix Medical Corporation and Truk Opportunity Fund, LLC, Truk International Fund, LP, and CAMOFI Master LDC and incorporated herein by reference.

10.43	Registration Rights Agreement among Truk International Fund, LP, Truk Opportunity Fund, LLC, CAMOFI Master LDC and Corgenix Medical Corporation, filed as exhibit 10.6 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.44	Product Development, Manufacturing and Distribution Agreement dated May 13, 2004 between Creative Clinical Concepts, Inc. and the Company, filed as exhibit 10.26 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

10.45	Supply Agreement dated September 12, 2003 between DiaDexus, Inc. and the Company, filed as exhibit 10.31 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.46	Distribution Agreement and OEM Supply Agreement dated March 31, 2005 between MBL International, Inc. and the Company, filed as exhibit 10.33 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

10.47	Form of Term Note Security Agreement dated May 19, 2005, filed as exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.48	Form of Common Stock Purchase Warrant dated May 19, 2005, filed as exhibit 4.2 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.49	Form of Secured Convertible Term Note dated December 30, 2005, filed as exhibit 4.3 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.50	Form of AIR Warrant dated December 30, 2005, filed as exhibit 4.4 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.51	Corgenix Medical Corporation 2005 Incentive Compensation Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 27, 2005 and incorporated herein by reference.

10.52	Amendment Concerning Secured Convertible Term Notes (including Amendment No. 1 to each Secured Convertible Term Note), filed as exhibit 10 to the Company's Form 8-K filed December 5, 2006 and incorporated herein by reference.

10.53	Corgenix Medical Corporation 2007 Incentive Compensation Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on April 26, 2007 and incorporated herein by reference.

10.54	Placement Agent Agreement dated June 17, 2008, filed as Exhibit 4.4 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.

10.55	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.

10.56	Form of Subscription Agreement, filed as Exhibit 4.2 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.

10.57	Form of Registration Rights Agreement, filed as Exhibit 4.3 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.

10.58	Consulting Agreement dated March 1, 2006 between Corgenix Medical Corporation and Gordon E. Ens, filed as Exhibit 10.1 to the Company's Form 10-QSB filed May 15, 2008 and incorporated herein by reference.

10.59	License Agreement dated March 1, 2008 between Corgenix Medical Corporation and Creative Clinical Concepts, filed as Exhibit 10.2 to the Company's Form 10-QSB filed May 15, 2008 and incorporated herein by reference.(1)

10.60	Letter Agreement dated August 13, 2008 between Corgenix Medical Corporation and Barron Partners, LP. and incorporated herein by reference.

10.61	Lease Agreement dated January 1, 2009 between Andrew Dean T/A Andrew Dean Investments and Corgenix UK, Ltd., filed as exhibit 21.6 to the Company's Form 10-QSB filed February 12, 2002.

Exhibit Number		Description of Exhibit
10.62		Common Stock Purchase Agreement dated July 12, 2010 by and among Corgenix Medical Corporation, Financière ELITech SAS, and Wescor, Inc., filed as Exhibit 10.1 to the Company's Form 8-K filed July 15, 2010.

10.63		Form of Warrant by and among Corgenix Medical Corporation and Wescor, Inc., filed as Exhibit 10.2 to the Company's Form 8-K filed July 15, 2010.

10.64		Mutual Confidentiality Agreement dated as of July 16, 2010 by and among Financière ELITech SAS, Wescor, Inc., ELITech UK Limited, Corgenix Medical Corporation, and Corgenix U.K. Ltd. filed as Exhibit 10.3 to the Company's Form 8-K filed July 15, 2010.

10.65		Form of Assignment and Assumption Agreement by and among ELITech UK Limited, Corgenix Medical Corporation, and Corgenix U.K. Ltd. filed as Exhibit 10.4 to the Company's Form 8-K filed July 15, 2010.

10.66		Master Distribution Agreement dated July 16, 2010 by and between Corgenix Medical Corporation and ELITech UK Limited filed as Exhibit 10.5 to the Company's Form 8-K filed July 15, 2010.

10.67		Joint Product Development Agreement dated July 16, 2010 by and between Corgenix Medical Corporation and Financière ELITech SAS filed as Exhibit 10.6 to the Company's Form 8-K filed July 15, 2010.

10.68		Fifth Amendment to Lease Agreement between Corgenix Medical Corporation and KE Denver One, LLC, dated April 11, 2011 and incorporated herein by reference.

21.1		Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998 and incorporated herein by reference.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

*
Filed herewith

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements
June 30, 2011 and 2009
(With Independent Registered Public Accounting Firm's Report Thereon)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements

June 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Corgenix Medical Corporation:

        We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                                                                             /s/ Hein & Associates LLP

Denver, Colorado
September 22, 2011

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$1,095,239	$494,096
Accounts receivable, less allowance for doubtful accounts of $30,000	1,427,032	1,269,795
Other receivables	127,391	139,174
Inventories	2,800,473	2,499,557
Prepaid expenses	15,547	77,425

Total current assets	5,465,682	4,480,047

Property and Equipment:
Capitalized software costs	355,186	258,947
Machinery and laboratory equipment	1,332,887	1,061,357
Furniture, fixtures and office equipment	1,792,872	1,862,179

	3,480,945	3,182,483
Accumulated depreciation and amortization	(2,404,772)	(2,014,327)

Net Property and equipment	1,076,173	1,168,156

Intangible assets:
License, net of amortization of $108,831 and $80,048	317,433	340,934

Other assets:
Deferred financing costs, net of amortization of $1,991,094 and $1,966,739	—	55,879
Due from officer	12,000	12,000
Other	81,782	97,749

Total assets	$6,953,070	$6,154,765

Liabilities, Redeemable Stocks, and Stockholders' Equity
Current liabilities:
Current portion of notes payable, net of discount	$98,014	$43,953
Current portion of capital lease obligations	75,668	70,758
Inventory loan payable	163,460	306,556
Due to factor (note 3)	791,325	826,955
Accounts payable	602,964	487,576
Accrued payroll and related liabilities	273,685	291,831
Accrued liabilities	143,437	306,488

Total current liabilities	2,148,553	2,334,117
Notes payable, net of discount, less current portion	65,731	23,742
Capital lease obligation, less current portion	120,671	8,612
Deferred Facility Lease Payable, less current portion	413,715	452,266

Total liabilities	2,748,670	2,818,737

Commitments and contingencies (note 5)
Redeemable common stock, $0.001par value. 192,562 and 302,600 shares issued and outstanding, aggregate redemption value of $109,375 and $171,877	—	122,306
Redeemable preferred stock, $0.001 par value. 36,680 and 236,680 shares issued and outstanding, aggregate redemption value of $9,170 and $59,170, net of unaccreted dividends of $1,246 and $18,672 (note 4)	10,492	57,066
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 40,894,847 and 30,982,803 shares in 2011 and 2010, respectively	40,703	30,680
Additional paid-in capital	20,183,651	18,724,906
Accumulated deficit	(15,981,150)	(15,566,597)
Accumulated other comprehensive income (loss)	(49,296)	(32,333)

Total stockholders' equity	4,193,908	3,156,656

Total liabilities, redeemable stocks, and stockholders' equity	$6,953,070	$6,154,765

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended June 30, 2011 and 2010

	2011	2010
Net sales	$7,941,576	$8,258,170
Cost of sales	4,012,384	4,031,414

Gross profit	3,929,192	4,226,756
Operating expenses:
Selling and marketing	1,536,883	1,575,471
Research and development	194,489	229,251
Costs associated with exit or disposal activities (note 9)	486,062	—
General and administrative	1,847,722	2,093,563

Total expenses	4,065,156	3,898,285
Operating income (loss)	(135,964)	328,471
Other income
Other income (net)	853	665
Loss on early extinguishment of debt	—	(22,000)
Interest expense	(257,954)	(321,063)

Net Loss before income taxes	(393,065)	(13,927)
Income tax benefit	—	16,318

Net income (loss)	(393,065)	2,391
Accreted dividends on redeemable preferred and redeemable common stock	21,488	43,537

Net loss attributable to common stockholders	$(414,553)	$(41,146)

Net loss attributable to common stockholders per share, basic and diluted	$(0.01)	$(0.00)*
Weighted average shares outstanding, basic and diluted (note 1)	40,152,793	30,848,468

Net income (loss)	$(393,065)	$2,391
Other comprehensive loss—foreign currency translation	(16,963)	(45,850)

Total comprehensive loss	$(410,028)	$(43,459)

*
Less than $.01 per share

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2011 and 2009

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at July 1, 2009	30,294,505	$29,881	$18,595,066	$(15,525,451)	$13,517	$3,113,013
Issuance of common stock for services	775,166	776	72,211	—	—	72,987
Compensation expense recorded as a result of stock options issued	—	—	51,201	—	—	51,201
Issuance of common stock for license	23,164	23	2,525	—	—	2,548
Issuance of warrants for license	—	—	3,903	—	—	3,903
Cancellation of redeemable stock upon note pay down	(110,032)	—	—	—	—	—
Accreted dividend on redeemable Common and redeemable Preferred stock	—	—	—	(43,537)	—	(43,537)
Foreign currency translation	—	—	—	—	(45,850)	(45,850)
Net loss	—	—	—	2,391	—	2,391

Balances at June 30, 2010	30,982,803	$30,680	$18,724,906	$(15,566,597)	$(32,333)	$3,156,656
Issuance of common stock for services	6,785	6	649	—	—	655
Issuance of common stock for cash	10,000,001	10,001	1,489,999	—	—	1,500,000
Issuance costs for common stock offering	—	—	(95,481)	—	—	(95,481)
Compensation expense recorded as a result of stock options issued	—	—	21,918	—	—	21,918
Issuance of common stock for license	15,296	16	1,362	—	—	1,378
Issuance of warrants for license	—	—	3,412	—	—	3,412
Cancellation of redeemable stock upon note pay down	(110,038)	—	—	—	—	—
Accreted dividend on redeemable Common and redeemable preferred stock	—	—	—	(21,488)	—	(21,488)
Warrant extension as a result of MBL Agreement as a result of note modification	—	—	36,886	—	—	36,886
Foreign currency translation	—	—	—	—	(16,963)	(16,963)
Net loss	—	—	—	(393,065)	—	(393,065)

Balances at June 30, 2011	40,894,847	$40,703	$20,183,651	$(15,981,150)	$(49,296)	$4,193,908

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2011 and 2010	2011	2010
Cash flows from operating activities:
Net income (loss)	$(393,065)	$2,391
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	414,584	439,029
Accretion of discount on notes payable	—	2,244
Amortization of deferred financing costs	24,355	37,731
Common stock issued for services	655	2,963
Compensation expense recorded for stock options issued	21,918	51,201
Changes in operating assets and liabilities:
Accounts receivable, net	(122,447)	(7,081)
Inventories	(295,182)	86,579
Prepaid expenses and other assets	112,313	(15,532)
Accounts payable	56,631	(350,326)
Accrued payroll and related liabilities	(18,146)	9,181
Accrued interest and other liabilities	(203,635)	(195,665)

Net cash provided by (used in) operating activities	(402,019)	62,715

Cash flows provided by (used in) investing activities:
Proceeds from sale of equipment	111,969	—
Additions to equipment	(94,737)	(101,955)

Net cash provided by (used in) investing activities	17,232	(101,955)
Cash flows from financing activities:
Increase (decrease) in amount due to factor	(35,630)	(285,344)
Increase (decrease) in inventory loan	(143,096)	306,556
Proceeds from issuance of note payable	—	125,000
Payment for redemption of convertible preferred stock	(50,000)	—
Proceeds from issuance of common stock, net of issuance costs	1,404,519	—
Payment for deferred financing costs	—	(37,491)
Payments on notes payable	(98,201)	(170,589)
Payments on capital lease obligations	(97,509)	(181,634)

Net cash provided by (used in) financing activities	980,083	(243,502)

Net increase (decrease) in cash and cash equivalents	595,296	(282,742)
Impact of exchange rate changes on cash	5,847	(8,628)
Cash and cash equivalents at beginning of year	494,096	785,466

Cash and cash equivalents at end of year	$1,095,239	$494,096

Supplemental cash flow disclosures:
Cash paid for interest	$227,227	$284,353

Noncash investing and financing activities
Equipment acquired under capital leases or installment financing	$304,168	$—

Issuance of warrant for license	$3,412	$3,903

Issuance of stock for license	$1,377	$2,548

Conversion of redeemable common stock to note payable	$125,000	—

Warrant extensions as a result of note modification	$36,886	—

Common stock issued for accrued stock-based compensation	—	$70,024

Accreted dividends on redeemable common and redeemable preferred stock	$21,489	$43,537

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

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

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited ("Corgenix UK"). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in U.S. dollars. However, commencing October 1, 2010, the Company began the process of winding down with the intent of permanently closing its international subsidiary, Corgenix UK, and its international product sales began to be executed solely throughELITech, the Company's master distributor.

(b)   Principles of Consolidation

        The consolidated financial statements include the financial statements of Corgenix Medical Corporation and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

(c)   Reclassifications

        Certain reclassifications have been made to the statement of operations for the fiscal year ended June 30, 2010, to conform to the June 30, 2011 presentation. Such reclassifications had no effect on the net loss for the period.

(d)   Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowance for doubtful accounts, share-based compensation expense, useful lives of long-lived assets, and the recognition and measurement of income tax benefits and related deferred tax asset valuation allowances. Actual results could differ significantly from those estimates.

(e)   Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with original maturities of three months or less at purchase to be cash equivalents.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

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

(g)   Inventories

        Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the years ended June 30, 2011 and 2010. Components of inventories as of June 30 are as follows:

	2011	2010
Raw materials	$579,590	$431,235
Work-in-process	1,155,596	883,272
Finished goods	1,065,287	1,185,050

	$2,800,473	$2,499,557

(h)   Equipment and Software

        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Equipment acquired under capital leases and installment financing amounted to $304,168 and $0 in fiscal 2011 and 2010, respectively. Depreciation and amortization expense, which totaled $385,801 and $410,704 for the years ended June 30, 2011 and 2010, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to the Company's accounting software, which is being amortized over five years, beginning in March 2008, and additionally in March 2011.

(i)    Intangible Assets

        Intangible assets consist of purchased licenses. Purchased licenses are amortized using the straight-line method over the shorter of 15 years or the remaining life of the license.

        On March 1, 2008, the Company executed an exclusive license agreement (the "CCC License Agreement") with Creative Clinical Concepts, Inc. ("CCC"). The CCC License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, "Aspirin Effectiveness Technology," or the "Licensed

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

Products"). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term "AspirinWorks"® and related designs.

        The CCC License Agreement imposes caps on the total amount of cash, common stock, and warrant payments from us to CCC from the date of execution through to and including the third anniversary payment. Under that cap limitation, the total of all anniversary payments will not exceed $200,000 in cash, with each anniversary cash payment determined by multiplying $50,000 by an anniversary ratio which is the ratio of cumulative revenue at the respective anniversary date divided by the cumulative sales target for the same period of time. Likewise, the total of all anniversary common stock payments will not exceed $300,000 in value of shares of common stock (as valued on the date of issue), with the number of shares for each anniversary stock issuance determined by dividing 75,000 by the closing stock price as of the respective anniversary date and multiplying that result by the anniversary ratio noted above. Finally, the total of all anniversary warrant payments will not exceed 300,000 warrants, with the value of each anniversary warrant issuance determined by multiplying 75,000 (the number of warrants to be issued) by a newly calculated Black Scholes value per warrant as of the fiscal year end. As of June 30, 2011, the Company had no accrual with respect to the cumulative amount due to CCC. For the fiscal year ended June 30, 2011, the Company issued to CCC 15,296 shares of its common stock and 75,000 warrants with an exercise price of $0.35, pursuant to the CCC License Agreement versus 23,164 shares and 75,000 warrants issued for the prior fiscal year.

        The CCC License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, the Company pay CCC a quarterly royalty fee equal to seven percent of net sales of the Licensed Products during the immediately preceding quarter. The CCC License Agreement's caps on payments from us to CCC do not apply to royalty payments.

        Amortization expense of licenses totaled $28,783 and $28,324 for the years ended June 30, 2011 and 2010, respectively

(j)    Financial Instruments

        Financial instruments consist principally of cash, money market funds, accounts receivable, accounts payable and notes payable. The Company believes that the fair value of financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates.

(k)   Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $53,038 and $46,274 in fiscal 2011 and 2010, respectively.

(l)    Income Taxes

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

June 30, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

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

(m)  Revenue Recognition

        Revenue is recognized upon shipment of products. Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue. When revenue is received by a customer in advance of shipment of products, in exchange for a discount, it is credited to deferred revenue and taken into revenue upon eventual shipment of the products. The Company also has contract manufacturing arrangements under which it manufactures products for other companies, and, in some cases, holds the product for shipment to designated customers, pursuant to the manufacturing agreement. Revenue under these arrangements is recognized when the manufacturing process is complete and risk of ownership has passed.

(n)   Research and Development

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

        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Expenses that are directly related to the generation of specific research and development and grant revenue are expensed as incurred and included in cost of sales. During the current fiscal year, since contract R & D and Grant related revenue has become a more meaningful aspect of its business, the R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $93,808 or 13.6% to $784,404 for the fiscal year ended June 30, 2011, from $690,596 for the fiscal year ended June 30, 2010. The amounts of research and development expenses included in cost of sales for the years ended June 30, 2011 and 2010 amounted to $781,909 and $443,531, respectively.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

        Revenue from research and development contracts represent amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2011 and 2010 provided for fees to the Company based on time and materials in exchange for performance specified research and development functions. Contract research and development revenues were $1,150,295 and $614,488 for the years ended June 30, 2011 and 2010, respectively. Research and development contracts have terms from one to three years with options to extend, and can be cancelled under specific circumstances.

(o)   Long-Lived Assets

        The Company reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted based on estimates of the fair value of the related assets.

(p)   Share-Based Compensation

        The Company accounts for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in its Statements of Operations. Share-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. The guidance further requires forfeitures to be estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

        For purposes of determining estimated fair value of share-based payment awards on the date of grant under this guidance, the Company uses the Black- Scholes option-pricing model (Black Scholes Model). The Black Scholes Model requires the input of highly subjective assumptions. Because its employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of the Company's employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share- based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact its fair value determination.

        The application of guidance for share-based compensation may be subject to further interpretation and refinement over time. There are significant differences among option valuation models, and this may result in a lack of comparability with other companies that use different models, methods and

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

assumptions. If factors change and the Company employs different assumptions in the application of the guidance in future periods, or if it decides to use a different valuation model, the compensation expense that the Company records in the future under this guidance may differ significantly from what it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

(q)   Earnings (Loss) per Share

        Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock, plus common shares underlying convertible preferred stock , totaling 24,059,246 and 37,114,897 shares for fiscal years 2011 and 2010, respectively, are not included in the calculation of weighted average diluted common shares below as their effect would be to lower the net loss per share and thus be anti-dilutive.

        Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	2011	2010
Net loss attributable to common stockholders	$(414,553)	$(41,146)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	30,982,803	30,294,505
Weighted average common equivalent shares issued during year	9,169,990	553,963

Weighted average common shares—basic and diluted	40,152,793	30,848,468

Net loss per share—basic and diluted	$(0.01)	$(0.00	)*

*
Less than ($0.01) per share

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

(s)   Liquidity

        At June 30, 2011, the Company's working capital increased by $1,171,199 to $3,317,129 from $2,145,930 at June 30, 2010, and concurrently, its current ratio (current assets divided by current

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

liabilities) increased from 1.92 to 2.54 to 1 at June 30, 2010 to 1 at June 30, 2011. This increase in working capital is primarily attributable to the $1,500,000 strategic investments by ELITech in July and October, 2010.

        At June 30, 2011, trade and other receivables were $1,554,423 versus $1,408,969 at June 30, 2010. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $65,809 from June 30, 2010. At June 30, 2011, inventories were $2,800,473, versus $2,499,557 at June 30, 2010.

        For the fiscal year ended June 30, 2011, cash used by operating activities amounted to $402,019, versus $62,715 provided by operating activities for the fiscal year ended June 30, 2010. The $402,019 cash used by operating activities was primarily attributable to the net loss for the period, increases in inventories and accounts receivable, and decreases in other accrued liabilities. The $402,019 cash used by operating activities was more than offset by $17,232 in net cash provided by investing activities (primarily due to the proceeds from the disposal of equipment for Corgenix-UK), $980,083 of net cash provided by financing activities (primarily due to the proceeds from the issuance of common stock to ELITech), and a $5,847 positive cash impact from foreign currency translation, all of which resulted in a $601,143 net increase in the Company's cash balance as of June 30, 2011.

        The Company has incurred operating losses and negative cash flow from operations for most of its history. Losses incurred since its inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,601,509, and there can be no assurance that it will be able to generate positive cash flows to fund its operations in the future or to pursue its strategic objectives. Historically, the Company has financed its operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. The Company has also financed operations through sales of diagnostic products and agreements with strategic partners. The Company has developed and is continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of its strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce its cost of sales as a percentage of sales, thereby improving gross margins, and loweringits overall operating expenses. If the Company's sales were to decline, are flat, or achieve very slow growth, it would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve the Company's liquidity and operating results, it entered into the ELITech collaboration and investment, described above.

        The $1,500,000 ELITech common stock investments in addition to the LSQ $1,500,000 July 14, 2011 revolving credit facility (notes 4 and 9), when considered in conjunction with the Company's current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(t)    Shipping and Handling Costs

        Shipping and handling costs are included in cost of goods sold.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

(u)   Recently Issued Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update 2010-06, (ASU 2010-06),"Improving Disclosures About Fair Value Measurements", which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted July 1, 2010, with the amendments to Level 3 disclosures effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only. Neither the current requirements nor the amendments effective in fiscal year 2011 had or are expected to have a material impact on the Company's financial position or results of operations.

        In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The provisions of ASU 2010-17 do not have a material effect on the financial position, results of operations or cash flows of the Company.

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 820)." This ASU seeks to improve comparability , consistency, and transparency of financial reporting with respect to comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity., among other amendments. The amendments of this ASU require all non-owner changes in stockholder's equity to be presented either in single continuous statement of comprehensive income or two separate but consecutive statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-05 is not expected to have any effect for the Company.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

(v)   Fair Value Measurements

        The fair value of its financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

          Level 1—quoted prices in active markets for identical assets and liabilities.

          Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

          Level 3—unobservable inputs.

        The Company's financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company's financial assets that were measured on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$886,030	—	—	$886,030

Total	$886,030			$886,030

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(2) Notes Payable

        Notes payable consist of the following at June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Note payable, net of discount of $21,517, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2011 due in monthly installments with principal payments of $5,200 plus interest through August 2012	$56,683	$—

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of June 30, 2011 and June 30, 2010) due in monthly installments with principal payments of $3,804 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2012, collateralized by all assets of Corgenix

	25,262	41,495
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	81,800	—
Note payable, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2010) due in monthly installments with principal payments of $5,200 plus interest through August 2010	—	26,200

	163,745	67,695
Current portion, net of current portion of discount	(98,014)	(43,953)

Notes payable, excluding current portion and net of long-term portion of discount	$65,731	$23,742

        Aggregate maturities of notes payable by year, as of June 30, 2011, are as follows:

Years ending June 30:
2012	$116,457
2013	46,565
2014	22,240

$185,262
Less unaccreted discount	(21,517)

Net maturities	$163,745

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(3) Due to Factor

        On March 15, 2010, Corgenix UK entered into a financing agreement with FGI. Under the Agreement, Corgenix UK agreed to sell all of Corgenix UK's right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts. In exchange, FGI advanced funds to the Company.

        On October 4, 2010, Corgenix UK entered into a letter agreement with FGI, pursuant to which, among other things, Corgenix UK and FGI agreed to terminate the FGI Agreement, effective as of September 30, 2010.

        Under the FGI Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK's right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts. In exchange, FGI advanced funds to the Company.

        Contemporaneously with the termination of the Agreement, each of following agreements the Company terminated effective as of September 30, 2010: (a) Guaranty dated March 29, 2010 by and between the Company and FGI, (b) Guaranty dated March 29, 2010 by and between Corgenix Inc. and FGI, and (c) Debenture Agreement dated March 29, 2010 by and between Corgenix UK and FGI. Corgenix UK paid FGI a termination fee of $25,000.

        The accounts receivable sold to FGI were treated as a secured borrowing. During the fiscal year ended June 30, 2011, the Company sold $207,584 of its accounts receivable for $176,446. During the fiscal year ended June 30, 2010, it sold $624,384 of its accounts receivable for $530,726. Fees paid to FGI for interest and other services for the same periods totaled $69,737 (which included a $25,000 early termination fee) and $28,089.

        On September 30, 2009, the Company, along with its wholly owned subsidiary, Corgenix, Inc., entered into the Summit Financing Agreement, an Addendum to the Summit Financing Agreement, a Summit Loan and Security Agreement and a Summit Promissory Note (collectively, the "Summit Agreements") with Summit Financial Resources ("Summit"). The Company and Corgenix, Inc.are jointly and severally liable for all obligations pursuant to the Summit Agreements. The Agreements provide it and Corgenix, Inc. with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

        Under the Summit Financing Agreement, the Company agreed to sell all of its right, title and interest in and to accounts identified for purchase by Summit from time to time. The purchase price for each sold account equals the face amount of each account multiplied by the applicable advance rate, minus all interest and fees and charges as described in the Summit Financing Agreement. In addition, interest will accrue on advances made by way of purchased accounts at the rate of prime plus 1.5% per annum until Summit receives payment in full on each account. If Summit does not receive full payment on a purchased account by the due date specified in the Summit Financing Agreement, then the Company or Corgenix, Inc. (as applicable) must repurchase that account, and pay Summit the default interest rate until it is repaid.

        Currently, the advance rate on eligible accounts receivable is 85%, and will remain the same unless Summit elects in its discretion to apply a different percentage.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(3) Due to Factor (Continued)

        The accounts receivable sold to Summit are also treated as a secured borrowing. During the fiscal years ended June 30, 2011and June 30, 2010, the Company sold $4,700,219 and $4,480,396, respectively, of its accounts receivable invoices to Summit for approximately $3,995,186 and $3,966,162. Fees paid to Summit for interest and other services for the same periods totaled $162,638 and $190,827, respectively.

        Other receivables at June 30, 2011 and June 30, 2010 amounting to $127,391 and $139,174 respectively, represent the retained percentages of the factored accounts receivable.

        As noted below in note 9, the Company has used the money it received under the LSQ Loan Agreement and the Revolving Line to payoff its debt obligations to Summit, which totaled $732,894 as of July 14, 2011, the date of payment. Such payment resulted in the Company's indebtedness and obligations owing to Summit being terminated and satisfied in full.

(4) Equity

(a)   Common Stock

        On July 12, 2010 we entered into the Common Stock Purchase Agreement with ELITech and Wescor. In accordance with the Common Stock Purchase Agreement, Wescor will purchase up to $2,000,000 of the Company's common stock in three installments (subject to various conditions) and will receive warrants to purchase additional shares.

        The initial investment by Wescor was to take place over three tranches:

        First Tranche under the Common Stock Purchase Agreement—Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company's common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share.

        On October 8, 2010, we closed the Second Tranche of the Common Stock Purchase Agreement with ELITech and Wescor, effective as of October 1, 2010. As a condition to closing the Second Tranche, we transferred our product distribution activity outside of North America from our subsidiary, Corgenix UK Ltd., ("Corgenix UK") to ELITech UK Limited, ("ELITech UK"), pursuant to the Assignment and Assumption Agreement, effective as of October 1, 2010 by and among us, Corgenix UKand ELITech UK. As an additional condition to closing the Second Tranche, Wescor purchased 1,666,667 shares of our common stock (the "Second Tranche Shares") for $250,000, or $0.15 per share. For no additional consideration, we issued a warrant to Wescor to purchase 833,333 shares of our common stock at $0.15 per share (the "Second Tranche Warrant").

(b)   Employee Stock Purchase Plan

        Beginning January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2008, Shareholders approved the Company's Second Amended and Restated Employee Stock Purchase Plan. These plans are registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(4) Equity (Continued)

and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In fiscal 2011, 6,785 shares were issued under the plans. In fiscal 2010, 38,068 shares were issued under the plan.

        In fiscal 2011 and 2010, the benefits expense recognized for the 15% discount on shares purchased under the plans amounted to $98 and $444, respectively.

(c)   Incentive Stock Option Plan

        The Company's 2007 Incentive Compensation Plan (the "2007 Plan") provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee appointed by its Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

        The following table summarizes stock options outstanding and changes during the fiscal years ended June 30, 2011 and 2010:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2009	2,507,600	$0.36	—	—
Granted	240,000	$0.10	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(307,600)	$0.42	—

Options outstanding at June 30, 2010	2,440,000	$0.32	41.3	—
Granted	480,000	$0.08	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(500,000)	$0.26	—

Options outstanding at June 30, 2011	2,420,000	$0.30	36.2	$—

Options exercisable at June 30, 2011	2,420,000	$0.30	36.2	$—

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(4) Equity (Continued)

        The aggregate intrinsic value as of June 30, 2011 measures the difference between the market price as of June 30, 2011 and the exercise price. No options were exercised during the two year period ended June 30, 2011. Consequently, no cash was received, nor did it realize any tax deductions related to exercise of stock options during the year.

        At June 30, 2011, there was no unrecognized compensation cost from unvested stock options.

        The weighted average per share fair value range of stock options granted during the twelve-month periods ending June 30, 2011 and 2010 was $0.092-$0.107 and $0.095-$0.099, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	June 30,
Valuation Assumptions	2011	2010
Expected life	7years	7 years
Risk-free interest rate	2.69%	2.69%
Expected volatility	135.8%	84.7% - 135.8%
Expected dividend yield	0%	0%

        In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock awards of $0 and $0 for the fiscal years ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there were also 21,412,526 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.15 to $.45 per share with a weighted average exercise price of $.23 per share. Of these warrants, none were newly or incrementally issued in fiscal 2011 and 2010.

(d)   Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2011, the Company adopted a One Year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn shares of its common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted sales amounts. No shares of common stock have been issued under this plan.

(e)   Redeemable Convertible Preferred Stock

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

June 30, 2011 and 2010

(4) Equity (Continued)

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

          (3)   The Company issued to CAMOFI 200,000 shares of its Series B Convertible Preferred Stock ("Series B"), with a liquidation preference of $50,000, which was to be convertible into 800,000 shares of its common stock at the rate of $0.25 per share; and

          (4)   The Company issued to Truk 36,680 shares of Series B, with a liquidation preference of $9,170, which will be convertible into 146,720 shares of its common stock at the rate of $0.25 per share. The calculated cost of items (2) through (4) above, were charged to deferred finance costs and are being amortized over nine months through December 2009.

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

        On October 8, 2010, the Company completed a repurchase of 200,000 shares of the Series B Convertible Preferred Stock held by CAMOFI, for a purchase price of $50,000. Pursuant to the Second Modification of Secured Convertible Term Notes dated January 29, 2009 by and between the Company and CAMOFI, the Repurchased Shares bore a $50,000 liquidation preference and were convertible into 800,000 shares of its common stock at the option of CAMOFI. The repurchase was funded in part by cash on hand and in part by proceeds from the sale of the Second Tranche Shares.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(5) Commitments and Contingencies

(a)   Leases

        The Company is obligated under various non-cancellable operating and capital leases primarily for its operating facilities and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Rent expense on operating leases is reflected on a straight-line basis over the lease term. Future minimum lease payments under non-cancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2011, are as follows:

	Capital Leases	Operating Leases
Years ending June 30:
2012	$90,727	$422,257
2013	81,950	418,657
2014	48,788	390,417
2015	—	403,734
2016	—	399,155
2017	—	370,176
2018	—	451,225
2019	—	319,580

Total future minimum lease Payments	$221,465	$3,175,201

Less amounts representing interest	(25,126)

Present value of minimum capital lease payments	196,339
Less current portion	(75,668)

Capital lease obligations less current portion	$120,671

        Rent expense totaled $290,255 and $348,655 for the years ended June 30, 2011 and 2010, respectively.

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

(c)   Redeemable Common Stock and Warrants

        On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. ("MBL") Stock Purchase Agreement (the "MBL Agreement"), MBL purchased shares of the Company's common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(5) Commitments and Contingencies (Continued)

Stock (the "Purchased Shares") at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants were due to expire on July 3, 2009 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2008). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL Agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

        As previously reported, on August 1, 2005 the Company and MBL entered into an Amendment to the Common Stock Purchase Agreement and Warrant (the "First MBL Amendment") wherein one-half, or 440,141, of the Purchased Shares were exchanged for a three-year promissory note in the principal amount of $250,000 payable with interest at the prime rate plus two percent (the "First MBL Note") with payments having commenced in September 1, 2005. The First MBL Amendment also extended the warrants to August 31, 2008 or until the principal balance of the First MBL Note was paid in full and re-priced the warrants from $0.568 per share to $0.40 per share. The First MBL Note has been paid in full and all of the 440,041 Purchased Shares exchanged for the First MBL Note have been returned to the Company. Pursuant to the First MBL Amendment, the remaining 440,141 Purchased Shares not exchanged for the First Note were originally due to be redeemed by the Company at $0.568 per share on August 1, 2008 unless MBL was able to sell the remaining Purchased Shares on the open market.

        As previously reported, on August 1, 2008, the Company and MBL entered into a Second Amendment to the Common Stock Purchase Agreement and Warrant (the "Second MBL Amendment") wherein one-half, or 220,070, of the remaining Purchased Shares were exchanged for a two-year promissory note in the principal amount of $125,000 payable with interest at the prime rate plus two percent (the "Second MBL Note") with payments having commenced in September 1, 2008. The Second MBL Amendment also extended the warrants to August 1, 2010 or until the principal balance of the Second MBL Note was paid in full. As of the date of this report, no unpaid principal balance remained on the Second MBL Note, and the 220,070 Purchased Shares exchanged for the Second MBL Note have been returned to the Company. Pursuant to the Second MBL Amendment, the remaining 220,071 Purchased Shares not exchanged for the Second MBL Note were originally due to be redeemed by it at $0.568 per share on August 1, 2010 unless MBL was able to sell the remaining Purchased Shares on the open market.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(5) Commitments and Contingencies (Continued)

        On August 27, 2010, the Company entered into a Third MBL Amendment to the Common Stock Purchase Agreement and Warrant dated August 1, 2010 (the "Third MBL Amendment") among the Company and MBL, wherein the remaining 220,070 Purchased Shares were exchanged for a two-year promissory note in the principal amount of $125,000, payable with interest at the prime rate plus two percent (the "Third MBL Note") with payments having commenced on September 1, 2010. The Third MBL Amendment also extended the warrants to August 1, 2012. As a result of the warrant extension, an additional discount was created, which is being accreted through dividends and is included as deferred financing costs on the Company's balance sheet.

        As of June 30, 2011 and June 30, 2010, a total of 687,720 and 577,682 shares have been returned to us pursuant to the three notes payable, respectively. As a result, 192,562 and 302,600 shares remained outstanding as of June 30, 2011 and June 30, 2010, as they have not been returned to the Company under the agreements.

(6) Income Taxes

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2008 through 2011. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of June 30, 2011.

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 38% to pretax income as a result of the following:

	2011	2010
Computed expected tax benefit	$41,000	$(2,000)
Reduction (increase) in income taxes resulting from:
Permanent differences:
Amortization of debt discount	—	1,000
Deferred financing costs	—	3,000
Stock Options and Other	14,000	24,000
Change in valuation allowance	(197,000)	(86,000)
Section 382 Limitation Free-up	—	(7,000)
Expiration of NOL, research and development credit and other	138,000	67,000
Expected state tax, net	4,000	—
Foreign income tax benefit (expense)	—	16,318

	$—	$16,318

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(6) Income Taxes (Continued)

        Deferred tax assets related to the Company's operations are comprised of the following at June 30, 2011.

	2011	2010
Deferred tax assets (liabilities):
Current—
Salary and other accruals	$31,000	$51,000
Bad debt allowance	11,000	11,000
Section 263A inventory capitalization	31,000	41,000
Non-Current—
Tax effect of net operating loss carry forward and R & D credit carryforward	2,500,000	2,598,000
Long-lived assets	107,000	176,000

Net deferred tax assets	2,680,000	2,877,000
Less valuation allowance	(2,680,000)	(2,877,000)

Net deferred tax assets	$—	$—

        At June 30, 2011, the Company has a net operating loss carry forward for income tax purposes of approximately $5,563,000 expiring during the period from 2014 to 2029. Research and experimentation tax credit carry forwards approximate $380,000. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

        A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(7) Concentration of Credit Risk

        Although the Company's customers are principally located in the U.S, ELITech-UK, a wholly owned subsidiary of the ELITech group, and our master distributor, and a related party beneficially owning 32.68% of the Company's outstanding shares, is now the Company's largest customer. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables. The Company's largest customer in 2011 (the ELITech group) and 2010 (headquartered in the U.S. in 2010) represented approximately 9.2% and 7.2% of sales in the years ended June 30, 2011 and 2010, respectively, and 25.0% and 7.0% of accounts receivable at June 30, 2011 and 2010, respectively. The company's international sales for the fiscal years ended June 30, 2011 and June 30, 2010 amounted to $1,458,383 and $2,261,825, respectively.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(8) Reportable Segments

        The Company's diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, its diagnostic medical products were sold wholesale through distributors, via its wholly owned subsidiary, Corgenix UK. However, commencing October 1, 2010, the Company began the process of winding down with the intent of eventually closing its international subsidiary, Corgenix UK, and its international product sales began to be executed solely through the ELITech Group, its master distributor. Consequently, it is no longer meaningful to organize its business around the two geographic segments of business: North American and International operations.

(9) Costs Associated with Exit or Disposal Activities

        On July 12, 2010, the Company announced that under the terms and conditions of the distribution agreement ("Master Distribution Agreement") with ELITech UK entered into on July 12, 2010, and as a condition precedent to the closing of the Second Tranche of the Common Stock Purchase Agreement with ELITech and Westor, also entered into on July 12, 2010, ELITech UK became the exclusive distributor of its Products (as that term is defined therein) outside of North America. Accordingly, the Company along with Corgenix UK assigned and/or transferred the economic benefit to ELITech UK, and ELITech UK assumed all of the obligations of the Company or Corgenix UK under all distribution agreements executed by us or Corgenix UK, as the case may be, related to any distributor whose territory is outside of North America. Thus, as a condition to the closing of the Second Tranche investment with the ELITech group, it has effectively transferred its product distribution activity outside of North America from its subsidiary, Corgenix UK, to ELITech UK.

        Pursuant to this plan, beginning October 1, 2010, the Company began winding down the business activities heretofore carried out by Corgenix UK and permanently closing the business on or about May 31, 2011. In order to accomplish this wind down and closing of Corgenix UK, the Company transferred one of Corgenix UK's seven employees to ELITech UK, terminated the employment of all but two of the remaining Corgenix UK employees at September 30, 2010, retained one employee and one consultant until November 30, 2010, and retained the last remaining employee until March 31, 2011.

        In connection with this reduction in workforce, the Company incurred cash charges of approximately $131,751 for one-time costs associated with the severance of these employees, which has been accounted for on a straight-line basis over the period from notification through each employee's termination date. In addition to the above one-time charges amounting to $131,751, the Company has sold, where possible, the fixed assets, and transferred the facility lease of Corgenix UK. In that regard, the Company incurred an additional $90,237 in costs related to the loss on sale or abandonment of fixed assets, and $264,074 of charges relating to facility leases and other fixed obligations. Although it believes that its remaining estimates are appropriate and reasonable based on available information, actual results could differ from these estimates. The vast majority if not all of the above estimated costs have been either incurred as of June 30, 2011.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(10) Subsequent Events

  The ELITech Third Tranche

        On September 16, 2011 the Company received the $500,000 from Wescor, pursuant to the Third Tranche under the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, Wescor invested an additional $500,000 and is to in turn be issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

  Stock Options

        On August 30, 2011, the Company granted the following stock options under the 2007 Incentive Compensation Plan and the 2011 Incentive Compensation Plan: (1) 200,000 options to the Board of Directors; (2) 550,000 options to the Company's four Executive Officers, and (3) 1,045,000 options to each of the Company's other employees. All of the stock options were issued at an exercise price of $0.085, the closing stock price on August 30, 2011 and have a term of seven years. The stock options to the Board of Directors vest immediately and those issued to the Executive Officers and employees have a three-year vesting period. The stock options granted to the Board of Directors and the Executive Officers were granted under the 2011 Incentive Compensation Plan, and as the 2011 Incentive Compensation Plan will be voted on at the upcoming January 17, 2012 Annual Shareholders meeting, said options to the Board of Directors and Executive Officers will not be capable of exercise by the respective holders until the plan is approved by shareholders.

  The ELITech 2011 First Amended Joint Development Agreement

        On July 28, 2011, the Company entered into a First Amended Joint Product Development Agreement (the "2011 Development Agreement") with ELITech and Wescor, a wholly owned subsidiary of ELITech located in Utah.

        The Company entered into a Joint Product Development Agreement with ELITech on July 16, 2010, (the "2010 Development Agreement", or, the "Agreement") for the purpose of establishing a product co-development relationship with respect to its immunoassays (the "Corgenix Assays"). The parties entered into the 2011 Development Agreement to replace the 2010 Development Agreement in order to further expand and improve the product co-development relationship and technology development efficiency, whereby existing Corgenix Assays may be modified and new Corgenix Assays may be developed and commercialized by ELITech and its affiliates as part of a system that includes ELITech's analyzers, and, in certain situations, also commercialized by us through its existing distribution channels.

        The 2011 Development Agreement defines two phases of development effort. Phase I entails the sharing and licensing of existing Corgenix Assay technology to facilitate modification thereof for use in ELITech analyzers, as specified in the 2010 Development Agreement. Phase II is focused on the development of new Corgenix Immmunoturbidimetry assays ("IT Assays") for use in ELITech

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(10) Subsequent Events (Continued)

analyzers. Each new Corgenix Assay and ELITech system/analyzer effort will be treated as a separate project having a specific development plan, budget and supply arrangements, and pricing, performance and acceptance criteria.

        Each party and its affiliates will retain ownership of its pre-existing or independently developed intellectual property as well as any intellectual property developed solely by its personnel as part of a joint development program. All solely owned intellectual property will be licensed to the other parties (without the right to sublicense) for purposes of developing and commercializing the new Corgenix Assays and Corgenix IT Assays. Intellectual property developed by the combined efforts of the parties shall be owned jointly without restriction on use.

        The term of the 2011 Development Agreement will be for a period of thirty-six (36) months from the effective date and renewable for an additional twelve (12) months upon such terms and conditions as may be agreed upon by the parties for the extended term. The Agreement may be terminated earlier by either party for various stipulated reasons. In the event of termination, all licenses to intellectual property (except licenses to patents solely owned by a party not related to any development program) will survive and continue on a royalty free basis.

        Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of New Corgenix Assays and systems. The Company will invoice Wescor monthly in an amount equal to sixty percent (60%) of the Company's actual development costs related to the new IT assays plus budgeted development-related overhead mutually agreed upon by the parties. Concurrently therewith, the Company will grant Wescor the right to purchase shares of its common stock at a par value of $0.001 per share in a total amount to equal sixty-six and 7/10 percent (66.7%) of the amount of each invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days. The Company will pay ELITech a royalty of seven percent (7%) of net product sales of new IT Assays sold by us.

  The LSQ Funding Agreement

        On July 14, 2011, the Company entered into a Revolving Credit and Security Agreement (the "Loan Agreement") with LSQ Funding Group, L.C., a Florida limited liability company ("LSQ").

        Pursuant to the terms of the Loan Agreement, LSQ is providing a line of credit (the "Line") to us under which LSQ agrees to make loans to us in the maximum principal amount outstanding at any time of $1,500,000. The maximum amount of the loans under the Line shall also be governed by a borrowing base equal to 85% of Eligible Accounts plus 50% of Eligible Inventory, with certain limits and exclusions more fully set forth in the Loan Agreement.

        Interest accrues on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day.

        Loans under the Line may be repaid and such repaid amounts re-borrowed until the maturity date. Unless terminated by us or accelerated by LSQ in accordance with the terms of the Loan Agreement, the Line will terminate and all loans there under must be repaid on July 14, 2013.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2011 and 2010

(10) Subsequent Events (Continued)

        The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on additional debt and investments and limitations on the sale of additional equity by us or other changes in the ownership of the Company.

        In addition, pursuant to the terms of the Loan Agreement, the Company granted to LSQ a security interest in all of its personal property to secure the repayment of the loans under the Line and all other of its obligations to LSQ, whether under the Loan Agreement or otherwise.

        The Company used the money it received under the Loan Agreement and the Line to pay off its outstanding debt obligations to Summit Financial Resthe Company'sces, L.P. ("Summit"), which totaled $732,894 as of July 14, 2011, the date of payment. Such payment resulted in the Company's indebtedness and obligations owing to Summit being terminated and satisfied in full.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION
September 23, 2011
By:	/s/ WILLIAM H. CRITCHFIELD William H. Critchfield Senior Vice President Operations and Finance and Chief Financial Officer	By:	/s/ DOUGLASS T. SIMPSON Douglass T. Simpson President, Chief Executive Officer and Director
		By:	/s/ LUIS R. LOPEZ Luis R. Lopez Chief Medical Officer and Director
		By:	/s/ ROBERT TUTAG Robert Tutag Director
		By:	/s/ STEPHEN P. GOUZE Stephen P. Gouze Director and Chairman of the Board
		By:	/s/ BRUCE A. HUEBNER Bruce A. Huebner Director
		By:	/s/ DAVID LUDVIGSON David Ludvigson Director