Form 10-Q
period 2011-09-30
CORGENIX MEDICAL CORP/CO
filed 2011-11-14
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-24541

CORGENIX MEDICAL CORPORATION

(Exact name of registrant as specified in its Charter)

Nevada	93-1223466
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11575 Main Street, Number 400, Broomfield, CO 80020

(Address of principal executive offices, including zip code)

(303) 457-4345

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indiacate by check mark whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing guidance for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The number of shares of Common Stock outstanding was 44,874,053 as of November 4, 2011.

CORGENIX MEDICAL CORPORATION

September 30, 2011

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,429,720	$1,095,239
Accounts receivable, less allowance for doubtful accounts of $30,000 as of September 30, 2011 and June 30, 2011	1,592,462	1,427,032
Other receivables	—	127,391
Inventories	2,827,913	2,800,473
Prepaid expenses	25,453	15,547
Total current assets	5,875,548	5,465,682
Equipment
Capitalized software costs	357,262	355,186
Machinery and laboratory equipment	1,348,482	1,332,887
Furniture, fixtures, leaseholds & office equipment	1,700,953	1,792,872
	3,406,697	3,480,945
Accumulated depreciation and amortization	(2,379,660)	(2,404,772)
Net equipment	1,027,037	1,076,173
Intangible assets:
Licenses	310,219	317,433
Other assets:
Other assets	93,647	93,782
Total assets	$7,306,451	$6,953,070
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 8)	$74,613	$98,014
Current portion of capital lease obligations	68,647	75,668
Inventory loan payable	—	163,460
Due to factor (Note 6)	—	791,325
Revolving line of credit (Note 7)	822,053	—
Accounts payable	646,993	602,964
Accrued payroll and related liabilities	286,216	273,685
Accrued liabilities-other	102,903	143,437
Total current liabilities	2,001,425	2,148,553
Notes payable, net of discount, less current portion (Note 8)	45,983	65,731
Capital lease obligations, less current portion	102,902	120,671
Deferred facility lease payable, excluding current portion (Note 2)	396,922	413,715
Total liabilities	2,547,232	2,748,670
Redeemable preferred stock, $0.001par value. 36,680 shares issued and outstanding, aggregate redemption value of $9,170, net of unaccreted dividends of $779 and $1,246 (Note 4)	10,959	10,492

Stockholders’ equity (Note 5):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 44,462,468 and 40,894,847 at September 30 and June 30, respectively	44,353	40,703
Additional paid-in capital	20,740,369	20,183,651
Accumulated deficit	(16,036,462)	(15,981,150)
Accumulated other comprehensive income	—	(49,296)
Total stockholders’ equity	4,748,260	4,193,908
Total liabilities and stockholders’ equity	$7,306,451	$6,953,070

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)
Revenues:
Product sales	$1,879,070	$1,775,700
Contract R & D and grant revenues	299,138	202,524
Total revenues	2,178,208	1,978,224
Cost of revenues:
Cost of goods sold	927,976	779,023
Cost of R & D and grant revenues	203,012	137,716
Total cost of revenues	1,130,988	916,739

Gross profit	1,047,220	1,061,485

Operating expenses:
Selling and marketing	509,327	369,363
Research and development	90,091	61,990
General and administrative	424,908	503,284
Costs associated with exit or disposal activities (note 9)	17,202	366,639
Total expenses	1,041,528	1,301,276

Operating income (loss)	5,692	(239,791)

Other income (expense)
Other income	4,296	223
Interest expense	(60,222)	(108,662)
Net loss	(50,234)	(348,230)
Accreted dividends on redeemable preferred and redeemable common stock	5,078	6,252

Net loss attributable to common stockholders	$(55,312)	$(354,482)

Net loss per share, basic and diluted	$(0.00)*	$(0.01)

Weighted average shares outstanding, basic and diluted	41,517,117	37,921,408

Net loss	$(50,234)	$(348,230)

Other comprehensive income (loss)-foreign currency translation	—	30,607

Total comprehensive loss	$(50,234)	$(317,623)

See accompanying notes to consolidated financial statements.

*Less than $ (0.01) per share

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the three months ended September 30, 2011

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2011	40,894,847	$40,703	$20,183,651	$(15,981,150)	$(49,296)	$4,193,908
Issuance of common stock for services	90,158	90	8,024	—	—	8,114
Issuance of common stock for cash	3,559,987	3,560	530,438	—	—	533,998
Compensation expense recorded as a result of stock options issued	—	—	18,259	—	—	18,259
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(5,078)	—	(5,078)
Cancellation of redeemable common stock upon note pay down	(82,524)	—	—	—	—	—
Liquidation of Corgenix-UK	—	—	(3)	—	49,296	49,293
Net loss	—	—	—	(50,234)	—	(50,234)
Balances at September 30, 2011	44,462,468	$44,353	$20,740,369	$(16,036,462)	$—	$4,748,260

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(50,234)	$(348,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	70,138	108,567
Common stock issued for services	8,114	158
Compensation expense recorded for stock options issued	18,259	5,479
Non —cash costs associated with exit or disposal activities	49,296	—
Amortization of deferred financing costs	—	36,991
Changes in operating assets and liabilities:
Trade and other receivables, net	(37,023)	168,057
Inventories	(27,440)	(19,937)
Prepaid expenses and other assets, net	(9,774)	49,906
Accounts payable	44,029	(15,309)
Accrued payroll and related liabilities	12,531	(49,888)
Accrued interest and other liabilities	(58,343)	199,327

Net cash provided by operating activities	19,553	135,121

Cash flows used in investing activities:
Proceeds from sale of equipment	—	15,673
Additions to equipment	(13,788)	(15,580)
Net cash provided by (used in) investing activities	(13,788)	93

Cash flows from financing activities:
Increase (decrease) in amount due to factor	(791,325)	(245,802)
Increase (decrease) in inventory loan	(163,460)	(104,022)
Proceeds from issuance of common stock, net of financing costs	533,998	1,160,025
Proceeds received from revolving line of credit	2,199,642	—
Payments on revolving line of credit	(1,377,589)	—
Payments on notes payable	(47,760)	(34,278)
Payments on capital lease obligations	(24,790)	(20,825)
Net cash provided by financing activities	328,716	755,098

Net increase (decrease) in cash and cash equivalents	334,481	890,312
Impact of exchange rate changes on cash	—	4,866
Cash and cash equivalents at beginning of period	1,095,239	494,096
Cash and cash equivalents at end of period	$1,429,720	$1,389,274
Supplemental cash flow disclosures:
Cash paid for interest	$62,743	$85,112
Noncash investing and financing activities
Issuance of warrants for license	$—	$3,412
Issuance of stock for license	$—	$1,377
Accrued redemption of redeemable convertible preferred stock	$—	$50,000
Conversion of redeemable common stock to note payable	$—	$125,000
Warrant extensions as a result of note modification	$—	$36,887
Accreted dividends on redeemable common and redeemable preferred stock	$5,078	$6,252

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)           Company Overview

We are organized as a C corporation, were established in 1990, and our business includes research, development, manufacture, and marketing of in vitro diagnostic (“IVD”) products (tested outside the human body) for use in disease detection and diagnosis.

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

•                  Outside of North America, prior to October 1, 2010, we sold our products through Corgenix UK (formerly REAADS Bio Medical Products, UK Limited), our own wholly owned subsidiary (“Corgenix UK”). Corgenix UK also managed the remainder of our international business, selling our products through independent distributors worldwide. On October 1, 2010 we transferred our international business to the ELITech Group (“ELITech”) which now serves as our international master distributor, selling our products through its wholly owned subsidiaries in addition to numerous independent distributors.

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

•                  Contract R&D Agreements—We provide contract product development services to strategic partners and alliances. Our most significant Contract R&D customers include ELITech, Tulane University (“Tulane”) and the National Institutes of Health (“NIH”).

•                  Other Revenues—This segment includes shipping and other miscellaneous revenues.

•                  We are not dependent upon only one or a few major customers.

Most of our products are used in clinical laboratories for the diagnosis and/or the monitoring of three important sectors of health care:

•                  Autoimmune disease (diseases in which an individual creates antibodies to one’s self, for example, systemic lupus erythematosus (“SLE”) and rheumatoid arthritis (“RA”);

•                  Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example, antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion); and

•                  Liver diseases (fibrosis and cirrhosis).

We are actively developing new laboratory tests in these and other important diagnostic testing areas. See “—Other Strategic Relationships.”

We develop and manufacture products in several commonly utilized testing formats:

•                  Microplate Enzyme Linked ImmunoSorbent Assay (“ELISA”)—This is a clinical testing methodology commonly used worldwide. It is a format which must be run in laboratory conditions by trained technicians, and utilizes standard microplate reading instruments. Testing is performed on a standard 96-well plastic microplate and provides quantitative results.

•                  Lateral Flow Immunoassay (“LFI”)—This is a rapid testing format which utilizes small strip configuration. Patient samples are applied to the end of a strip and allowed to migrate along the strip with a positive or negative indicator. Results are typically obtained in a matter of minutes and can be performed in all settings including field testing.

•                  Immmunoturbidimetry (“IT”)—IT products are configured similar to ELISA Microplate products except that instead of coating microwell plates, this technology coats microbeads or microparticles. The assay configuration is more “automatable” than microplates, designed to be run on clinical chemistry analyzers in clinical testing laboratories by trained personnel. We use the IT format as part of our development and manufacturing agreements with ELITech.

Since 1990, our sales force and distribution partners have sold over 12 million tests worldwide under the REAADS and Corgenix labels, as well as OEM products. An integral part of our strategy is to work with corporate partners to develop market opportunities and access important resources including expanding our Contract Manufacturing and Contract R&D programs. We believe that our relationships with current and potential partners will enable us to enhance our menu of diagnostic products and accelerate our ability to penetrate the worldwide markets for new products.

We currently use the REAADS and Corgenix trademarks and trade names in the sale of the products which we manufacture. These products constitute the majority of our product sales.

(b)           Recent Developments

The ELITech Third Tranche

On September 16, 2011 we received the $500,000 from Wescor, pursuant to the Third Tranche under the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, Wescor invested an additional $500,000 and is in turn to be issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

The ELITech 2011 First Amended Joint Product Development Agreement

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor, a wholly owned subsidiary of ELITech and located in Utah.

ELITtech and its affiliates, including Wescor, are worldwide manufacturers and distributors of IVD equipment, chemical analyzers and reagents. We entered into a Joint Product Development Agreement with ELITech on July 16, 2010, (the “2010 Development Agreement”, or, the “Agreement”) for the purpose of establishing a product co-development relationship with respect to our immunoassays (the “Corgenix Assays”). The parties entered into the 2011 Development Agreement to replace the 2010 Development Agreement in order to further expand and improve the product co-development relationship and technology development efficiency, whereby existing Corgenix Assays may be modified and new Corgenix Assays may be developed and commercialized by ELITech and its affiliates as part of a system that includes ELITech’s analyzers, and, in certain situations, also commercialized by us through our existing distribution channels.

The 2011 Development Agreement defines two phases of development effort. Phase I entails the sharing and licensing of existing Corgenix Assay technology to facilitate modification thereof for use in ELITech analyzers, as specified in the 2010 Development Agreement. Phase II is focused on the development of new Corgenix Immmunoturbidimetry (“IT Assays”) for use in ELITech analyzers. Each new Corgenix Assay and ELITech system/analyzer effort will be treated as a separate project having a specific development plan, budget and supply arrangements, and pricing, performance and acceptance criteria. The 2011 Development Agreement does not establish a second source right to immunoassay products to any party.

Each phase of the development work will be managed by an executive committee comprised of six (6) members, three (3) appointed by us and three (3) by ELITech. The executive committee shall meet monthly and manage all aspects of the development efforts including project and work group definition, intellectual property protection, scheduling, budgeting, regulatory approval and so forth.

Each party and its affiliates will retain ownership of its pre-existing or independently developed intellectual property as well as any intellectual property developed solely by its personnel as part of a joint development program. All solely owned intellectual property will be licensed to the other parties (without the right to sublicense) for purposes of developing and commercializing the new Corgenix Assays and new Corgenix IT Assays. Intellectual property developed by the combined efforts of the parties shall be owned jointly without restriction on use. However, ELITech will have sole ownership of intellectual property related to any system developed under the Agreement, and for a period of the earlier of either five (5) years from the effective date or three (3) years after the sale of the first product, Corgenix agrees to not develop or commercialize any new competitive product. Corgenix will manufacture Corgenix Assays during Phase I and have a right of first refusal to manufacture new Corgenix IT Assays developed during Phase II for a period of three (3) years following the date of first commercialization. However, ELITech and Wescor may elect to manufacture new Corgenix Assays for use into one of ELITech’s new systems. Manufacturing will be in accordance with manufacturing and supply agreements having terms and conditions to be agreed upon by the parties.

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

Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. We will invoice Wescor monthly in an amount equal to sixty percent (60%) of our actual development costs related to the new IT assays plus budgeted development- related overhead mutually agreed upon by the parties. Concurrently therewith, we will grant Wescor the right to purchase shares of our common stock at a par value of $0.001 per share in a total amount to equal sixty-six and 7/10 percent (66.7%) of the amount of each invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days. We will pay ELITech a royalty of seven percent (7%) of net product sales of new IT Assays sold by us.

The LSQ Funding Agreement

On July 14, 2011, we entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with LSQ Funding Group, L.C., a Florida limited liability company (“LSQ”).

Pursuant to the terms of the Loan Agreement, LSQ is providing a line of credit (the “Line”) to us under which LSQ agrees to make loans to us in the maximum principal amount outstanding at any time of $1,500,000. The maximum amount of the loans under the Line shall also be governed by a borrowing base equal to 85% of Eligible Accounts Receivable plus 50% of Eligible Inventory, with certain limits and exclusions more fully set forth in the Loan Agreement.

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

We have used the money we received under the Loan Agreement and the Line to pay off our outstanding debt obligations to Summit Financial Resources, L.P. (“Summit”), which totaled $732,894 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full.

(2)           Summary of Significant Accounting Policies

(a)           Application of New Accounting Standards

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06, (ASU 2010-06), “Improving Disclosures About Fair Value Measurements”, which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted July 1, 2010, with the amendments to Level 3 disclosures effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only. Neither the current requirements nor the amendments effective in fiscal year 2011 had or are expected to have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition- Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The provisions of ASU 2010-17 do not have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 820).” This ASU seeks to improve comparability, consistency, and transparency of financial reporting with respect to comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity, among other amendments. The amendments of this ASU require all non-owner changes in stockholder’s equity to be presented either in single continuous statement of comprehensive income or two separate but consecutive statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-05 is not expected to have any effect for the Company.

(b)                                 Principles of Consolidation

The consolidated financial statements include the accounts of Corgenix Medical Corporation and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited (“Corgenix UK”). Corgenix UK was established as a United Kingdom company during 1996 to market our products in Europe. Transactions are generally denominated in U.S. dollars, but also invoices in Euros and British Pound Sterling. All amounts are converted into U.S. dollars upon consolidation of our financial statements. Inter-company balances and transactions have been eliminated in consolidation. The financial statements ceased to be consolidated as of September 30, 2011, as Corgenix-UK has been liquidated and is no longer in existence.

(c)                                  Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. The condensed balance sheet at June 30, 2011 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes included in the Company’s Annual Report on Fornm 10-K for the year ended June 30, 2011.These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  The results of operations for the three months ended September 30, 2011 and September 30, 2010 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly our financial position at September 30, 2011 and the results of operations and our cash flows for the three months ended September 30, 2011and September 30, 2010.

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

(f)                                    Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of September 30, 2011 or September 30, 2010. Components of inventories as of September 30 and June 30 are as follows:

	September 30,	June 30,
	2011	2011
Raw materials	$571,136	$579,590
Work-in-process	1,094,549	1,155,596
Finished goods	1,162,228	1,065,287
	$2,827,913	$2,800,473

(g)                                 Equipment and Software

Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. There was no equipment acquired under capital leases for the quarters ended September 30, 2011 and September 30, 2010, respectively. Depreciation and amortization expense, which totaled $70,138 and $108,567 for the quarters ended September 30, 2011 and September 30, 2010, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to our web site development, our R & D statistical software, which were and are both amortized over three years, and our accounting software, which is being amortized over five years, beginning in March 2008, and additionally in March 2011.

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

On March 1, 2007, we executed an exclusive license agreement (the “License Agreement”) with Creative Clinical Concepts, Inc. (“CCC”). The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, “Aspirin Effectiveness Technology,” or the “Licensed Products”). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term “AspirinWorks”® and related designs. As previously reported, the License Agreement required us to pay or issue certain amounts of cash, common stock, and warrants to CCC, subject to various caps. As of September 30, 2011, we had nothing accrued with respect to the cumulative amount due to CCC versus $2,646 accrued as of September 30, 2010. For the quarter ended September 30, 2011, we issued neither shares nor warrants to CCC versus 23,164 shares and 75,000 warrants issued in the prior year’s quarter ended September 30, 2010, pursuant to this License Agreement.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent (7%)of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments.

(i)                                    Advertising Costs

Advertising costs are expensed when incurred, and are included in selling and marketing expenses and totaled $17,045 and $13,321 for the quarters ended September 30, 2011 and September 30, 2010, respectively.

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

The technical staff includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. We maintain facilities to support our development efforts at the Broomfield, Colorado headquarters. Group leaders are also skilled in planning and project management under FDA-mandated design control. See “—Regulation.”

Research & Development expenses consists primarily of the labor-related costs, the cost of clinical studies and travel expenses, laboratory supplies and product testing expenses related to the research and development of new and existing diagnostic products. Since contract R & D and Grant related revenue has now become a more significant aspect of our business, those R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. As a result of this reclassification, only those R & D expenses, not involved in the fulfillment of specific contract R & D and Grant related contracts, are included as R & D expense in the Statement of Operations operating expense section.

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

For purposes of determining the estimated fair value of share-based payment awards on the date of grant, and as allowed by the guidance of the Share-Based Payment Topic in the FASB ASC, we use the Black-Scholes option-pricing model (the “Black Scholes Model”). The Black Scholes Model requires the input of highly subjective assumptions. Because our employee stock options may have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact our fair value determination.

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

(p)                                 Earnings (loss) per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Under the treasury stock method, the diluted earnings per share denominator includes the net of new shares potentially created by unexercised in-the-money warrants and options. This method assumes that the proceeds that we receive from an in-the-money option exercise would be used to repurchase common shares in the market.

Options and warrants to purchase common stock, totaling 27,299,193 and 37,969,844 shares as of September 30, 2011 and September 30, 2010, respectively, are not included in the calculation of weighted average common shares-diluted below, as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net loss per share.

	3 Months ended September 30, 2011		3 Months ended September 30, 2010
Net loss attributable to common stockholders	$(55,312)		$(354,482)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	40,894,847		30,982,803
Weighted average common equivalent shares issued during the period	622,270		6,938,605
Weighted average common shares — basic and diluted	41,517,117		37,921,408

Net loss per share — basic and diluted	$(0.00	)*	$(0.01)

*Less than $(0.01) per share

(q)           Foreign Currency Transactions and Comprehensive Income (Loss)

In fiscal year ended June 30, 2011, the accounts of our foreign subsidiary were generally measured using the local currency as the functional currency. For those operations, assets and liabilities were translated into U.S. dollars at period-end exchange rates. Income and expense accounts were translated at average monthly exchange rates. Adjustments resulting from such translation were accumulated in other comprehensive income as a separate component of stockholders’ equity. These amounts were written off upon the final closure of Corgenix-UK in September of 2011.

We adhered to the guidance set forth in the Reporting Comprehensive Income Topic of the FASB ASC, which establishes standards for reporting and displaying comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in equity during a period from non-owner sources.

(r)            Cost of Revenues and Operating Expenses

Cost of revenues includes costs associated with manufacturing, including labor, raw materials, freight-in, manufacturing administration, quality assurance and quality control, repairs and maintenance, scrap and other indirect costs. Cost of revenues also includes those R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue.

Selling and marketing expenses consist primarily of shipping and handling costs, wages and benefits for sales and marketing support personnel, travel, sales commissions, business insurance, promotional costs, as well as other indirect costs.

Research and development expenses that are directly related to the generation of specific research and development and grant revenue are expensed as incurred and included in cost of sales. During the current fiscal year, since contract R & D and Grant related revenue has become a more meaningful aspect of its business, the R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. These expenses consist primarily of the labor-related costs, the cost of clinical studies and travel expenses, laboratory supplies and product-testing expenses related to the research and development of new and existing diagnostic products.

General and administrative expenses consist primarily of wages and benefits associated with management and administrative support departments, business insurance costs, professional fees, outside services, office facility related expense, and other general support costs.

(s)                                   Liquidity

At September 30, 2011, our working capital increased by $556,994 to $3,874,123 from $3,317,129 at June 30, 2011, and concurrently, our current ratio (current assets divided by current liabilities) increased from 2.54 to 1 at June 30, 2011 to 2.94 to 1 at September 30, 2011. This increase in working capital is primarily attributable to the $500,000 third tranche investment by ELITech.

At September 30, 2011, trade and other receivables were $1,592,462 versus $1,427,032 at June 30, 2011. Accounts payable, accrued payroll and other accrued expenses increased by a combined $16,026 to $1,036,112 from $1,020,086 at June 30, 2011. At September 30, 2011, inventories were $2,827,913, a slight increase versus $2,800,473 at June 30, 2011.

For the quarter ended September 30, 2011, cash provided by operating activities amounted to $19,553, versus cash provided by operating activities of $135,121 for the quarter ended September 30, 2010. The reduction in the cash provided by operations for the current quarter resulted primarily from the net loss for the period plus a slight increase in accounts receivable and inventories and a decrease in accrued liabilities.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $13,788 for the quarter ended September 30, 2011, compared to $93 net cash provided by investing activities for the quarter ended September 30, 2010.

Net cash provided by financing activities amounted to $328,716 for the quarter ended September 30, 2011 compared to $755,098 net cash provided by financing activities for the quarter ended September 30, 2010. This decrease versus the comparable prior year was primarily due to the lower amount of proceeds from the strategic investment by ELITech in the current quarter versus the proceeds received in the prior period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,651,743 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

The $2,000,000 ELITech common stock investment in addition to the LSQ $1,500,000 July 14, 2011 credit facility, in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(t)            Reclassifications

Certain reclassifications have been made to the statement of operations for the three months ended September 30, 2010, to conform to the September 30, 2011 presentation. Such reclassifications had no effect on the net loss for the period.

(u)                             Fair Value Measurements

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

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,000,150	—	—	$1,000,150
Total	$1,000,150			$1,000,150

3.             SEGMENT INFORMATION

The Company’s diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, its diagnostic medical products were sold wholesale through distributors, via its wholly owned subsidiary, Corgenix UK. However, commencing October 1, 2010, the Company began the process of winding down with the intent of eventually closing its international subsidiary, Corgenix UK, and its international product sales began to be executed solely through EliTech-Uk, a wholly owned subsidiary of the ELITech Group, its master distributor. Consequently, it is no longer meaningful to organize its business around the two geographic segments of business: North American and International operations. For the quarter ended September 30, 2011, the Company generated sales of $231,034 to ELITech-UK, with the amount receivable from ELITech-UK at September 30, 2011 amounting to $226,397.

4.             REDEEMABLE COMMON STOCK AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

(a)           Redeemable Common Stock and Warrants

As previously reported, on July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (“MBL”) Stock Purchase Agreement (the “MBL Agreement”), MBL purchased shares of the Company’s common stock for $500,000, which are subject to MBL’s option to require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. were terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock (the “Purchased Shares”) at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants were due to expire on July 3, 2009 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2008). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL Agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company’s equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company’s Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

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

On August 27, 2010, the Company entered into a Third MBL Amendment to the Common Stock Purchase Agreement and Warrant dated August 1, 2010 (the “Third MBL Amendment”) among the Company and MBL, wherein the remaining 220,070 Purchased Shares were exchanged for a two-year promissory note in the principal amount of $125,000, payable with interest at the prime rate plus two percent (the “Third MBL Note”) with payments having commenced on September 1, 2010. The Third MBL Amendment also extended the warrants to August 1, 2012. As a result of the warrant extension, an additional discount was created, which is being accreted through dividends and is included as deferred financing costs on the Company’s balance sheet.

As of September 30, 2011, a total of 770,244 shares have been returned to us pursuant to the three notes payable. As a result, 110,038 shares remained outstanding as of September 30, 2011, as they have not been returned to the Company under the agreements.

(b)                                 Redeemable Convertible Preferred Stock

On February 3, 2009, we entered into two agreements (the “Restructuring Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until September 30, 2011 (the “Maturity Date”). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

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

(3)           We issued to CAMOFI 200,000 shares of our Series B Convertible Preferred Stock (“Series B”), with a liquidation preference of $50,000, which is convertible into 800,000 shares of our common stock at the rate of $0.25 per share; and

(4)           We issued to Truk 36,680 shares of Series B, with a liquidation preference of $9,170, which is convertible into 146,720 shares of our common stock at the rate of $0.25 per share. The calculated cost of items (2) through (4)  were charged to deferred finance costs and is being amortized over nine months through December 2009.

On October 8, 2010, we completed a repurchase of 200,000 shares of our Series B Convertible Preferred Stock (the “Repurchased Shares”) held by CAMOFI Master LDC, a Cayman Islands company (“CAMOFI”), for a purchase price of $50,000.  Pursuant to the Second Modification of Secured Convertible Term Notes dated January 29, 2009 by and between us and CAMOFI, the Repurchased Shares bore a $50,000 liquidation preference and were convertible into 800,000 shares of our common stock at the option of CAMOFI.  The repurchase was funded in part by cash on hand and in part by proceeds from the sale of the ELITech Second Tranche Shares as described in Note 5 below.

5.            STOCKHOLDERS’ EQUITY

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter ended September 30, 2011, we generated $176,559 in R & D revenue and issued 226,653 shares under this arrangement. Also, pursuant to the 2011 Development Agreement, there was $176,559 in accounts receivable for research and development and $83,767 due with respect to stock purchase commitments owing from Wescor as of September 30, 2011 for 558,449 shares to be issued subsequent to September 30, 2011.  The $83,767 has not been recorded as of September 30, 2011.

(b)           Employee Stock Purchase Plan

Effective January 1, 1999, we adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved our Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter ended September 30, 2011, 90,158 shares were issued under the plans. In the quarter ended September 30, 2010, 1,440 shares were issued under the plan.

(c)           Incentive Stock Option Plan

Stock Options as of September 30, 2011

On August 30, 2011, the Company granted the following stock options under the 2007 Incentive Compensation Plan and the 2011 Incentive Compensation Plan: (1) 200,000 options to the Board of Directors; (2) 550,000 options to the Company’s four Executive Officers, and (3) 1,045,000 options to each of the Company’s other employees. All of the stock options were issued at an exercise price of $0.085, the closing stock price on August 30, 2011 and have a term of seven years. The stock options to the Board of

Directors vest immediately and those issued to the Executive Officers and employees have a three-year vesting period. The stock options granted to the Board of Directors and the Executive Officers were granted under the 2011 Incentive Compensation Plan, and as the 2011 Incentive Compensation Plan will be voted on at the upcoming January 17, 2012 Annual Shareholders meeting, said options to the Board of Directors and Executive Officers will not be capable of exercise by the respective holders until the plan is approved by shareholders.

Our Amended and Restated 1999 Incentive Stock Plan and the 2007 Incentive Compensation Plan (the “Plan”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of September 30, 2011, and changes during the three months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2011	2,420,000	$0.30	36.2	$—
Granted	1,825,000	$0.08	81.9
Exercised	—	$—	—
Cancelled, expired or forfeited	(25,000)	$0.09	83.0
Options outstanding at September 30, 2011	4,220,000	$0.20	55.0	$—
Options exercisable at September 30, 2011	2,620,000	$0.28	37.9	$—

The total intrinsic value as of September 30, 2011 measures the difference between the market price as of September 30, 2011 and the exercise price. No options were exercised during the three months ended September 30, 2011. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

Estimated unrecognized compensation cost from unvested stock options amounted to $86,119 as of September 30, 2011.

The weighted average per share fair value of stock options granted during the quarter ending September 30, 2011 was $0.075. The weighted average per share fair value of stock options granted during the quarter ending September 30, 2010 was $0.089. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	September 30,
Valuation Assumptions	2011	2010

Expected life	7 years	7 years
Risk-free interest rate	2.69%	2.69%
Expected volatility	113.7%	84.7%
Expected dividend yield	0%	0%

6.            DUE TO FACTOR

On March 29, 2010, Corgenix UK entered into a financing agreement with Faunus Group International, Inc. (“FGI”). Under the Agreement, Corgenix UK agreed to sell all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts. In exchange, FGI advanced funds to the Company.

On October 4, 2010, Corgenix UK entered into a letter agreement with FGI, pursuant to which, among other things, Corgenix UK and FGI agreed to terminate the financing agreement with FGI, effective as of September 30, 2010.

Under the FGI financing agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

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

On September 30, 2010, we, along with our wholly owned subsidiary, Corgenix, Inc., entered into a Financing Agreement, an Addendum to Financing Agreement, a Loan and Security Agreement and a Promissory Note (collectively, the “Summit Agreements”) with Summit. We were jointly and severally liable for all obligations pursuant to the Summit Agreements. The Agreements with Summit provided us and our subsidiary with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

Under the Financing Agreement, we agreed to sell all of our right, title and interest in and to accounts identified for purchase by Summit from time to time. The purchase price for each sold account equaled the face amount of each account multiplied by the applicable advance rate, minus all interest and fees and charges as described in the Financing Agreement. In addition, interest was to accrue on advances made by way of purchased accounts at the rate of prime plus 1.5% per annum until Summit received payment in full on each account. If Summit did not receive full payment on a purchased account by the due date specified in the Financing Agreement, then we or our subsidiary (as applicable) were to repurchase that account, and pay Summit the default interest rate until it was repaid.

Under this agreement, the advance rate on eligible accounts receivable remained at 85%.

The accounts receivable sold to Summit were treated as a secured borrowing. During the quarter ended September 30, 2011 we sold $179,906 of our accounts receivable invoices to Summit for approximately $152,920. Fees paid to Summit for interest and other services for the same period totaled $12,802.

Other Receivables at September 30, 2010 represented the retained percentages of the factored accounts receivable. The Summit financing agreement was terminated as of July 14, 2011, pursuant to the LSQ revolving line of credit agreement, as described in Note 7 below.

7.             REVOLVING LINE OF CREDIT

On July 14, 2011, as mentioned above, we entered intothe Loan Agreement with LSQ.

Pursuant to the terms of the Loan Agreement, LSQ is providingthe Line to us under which LSQ agrees to make loans to us in the maximum principal amount outstanding at any time of $1,500,000. The maximum amount of the loans under the Line shall also be governed by a borrowing base equal to 85% of Eligible Accounts Receivable plus 50% of Eligible Inventory, with certain limits and exclusions more fully set forth in the Loan Agreement.

Interest accrues on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR).

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

We have used the money we received under the Loan Agreement and the Line to pay off our outstanding debt obligations to Summit, which totaled $732,894 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full. For the quarter ended September 30, 2011, LSQ funded a total of $2,199,642 under the revolving line of credit, of which $822,053 was outstanding as of September 30, 2011. Fees paid to LSQ for interest and other services for the same period totaled $35,099.

8.             NOTES PAYABLE

Notes payable consist of the following at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Note payable, net of discount of $16,906, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of September 30, 2011 due in monthly installments with principal payments of $5,200 plus interest through August 2012	$45,694	$56,683

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of September 30, 2011 and June 30, 2011) due in monthly installments with principal payments of $3,804 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2012, collateralized by all assets of Corgenix

	—	25,262
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	74,902	81,800
	120,596	163,745
Current portion, net of current portion of discount	(74,613)	(98,014)
Notes payable, excluding current portion and net of long-term portion of discount	$45,983	$65,731

9.            COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On July 12, 2010, the Company announced that under the terms and conditions of the distribution agreement (“Master Distribution Agreement”) with ELITech UK entered into on July 12, 2010, and as a condition precedent to the closing of the Second Tranche of the Common Stock Purchase Agreement with ELITech and Wescor, also entered into on July 12, 2010, ELITech UK became the exclusive distributor of its Products (as that term is defined therein) outside of North America. Accordingly, the Company along with Corgenix UK assigned and/or transferred the economic benefit to ELITech UK, and ELITech UK assumed all of the obligations of the Company or Corgenix UK under all distribution agreements executed by us or Corgenix UK, as the case may be, related to any distributor whose territory is outside of North America. Thus, as a condition to the closing of the Second Tranche investment with the ELITech group, it has effectively transferred its product distribution activity outside of North America from its subsidiary, Corgenix UK, to ELITech UK.

Pursuant to this plan, beginning October 1, 2010, the Company began winding down the business activities heretofore carried out by Corgenix UK and permanently closing the business on or about May 31, 2011. In order to accomplish this wind down and closing of Corgenix UK, the Company transferred one of Corgenix UK’s seven employees to ELITech UK, terminated the employment of all but two of the remaining Corgenix UK employees at September 30, 2010, retained one employee and one consultant until November 30, 2010, and retained the last remaining employee until March 31, 2011.

In connection with this reduction in workforce, the Company incurred cash charges of approximately $131,751 for one-time costs associated with the severance of these employees, which has been accounted for on a straight-line basis over the period from notification through each employee’s termination date. In addition to the above one-time charges amounting to $131,751, the Company has sold, where possible, the fixed assets, and transferred the facility lease of Corgenix UK. In that regard, the Company incurred an additional $90,237 in costs related to the loss on sale or abandonment of fixed assets, and $264,074 of charges relating to facility leases and other fixed obligations. During the quarter ended September 30, 2011, Corgenix-UK was completely liquidated and all of the costs associated with exit or disposal activities have been incurred and accounted for.

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

(a)           Forward-Looking Statements

This 10-Q includes statements that are not purely historical and are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All statements other than historical fact contained in this 10-Q, including, without limitation, statements regarding future capital guidance, acquisition strategies, strategic partnership expectations, technological developments, the development, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements.  All forward-looking statements included in this 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

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

Except for the fiscal years ending June 30, 1997, 2009, and 2011 we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

Beginning in fiscal year 1996, we began adding third-party OM licensed products to our diagnostic product line. Currently we sell 128 products licensed from or manufactured by third party manufacturers. We expect to expand our relationships with other companies in the future to gain access to additional products.

Although, as previously stated, we have experienced growth in revenues every year since 1990, except for 1997, 2009, and 2011, there can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

(c)           Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Total revenues. The following two tables provide the reader with further insight as to the changes of the various components of our total revenues for the comparable fiscal years ended June 30, 2011 and June 30, 2010.

	Quarter ended September 30,		% Incr.
	2011	2010	(Decr.)
Total Revenues:
Geographical Breakdown
North America	$1,875,897	$1,464,730	28.1%
International	$302,311	$513,494	(41.1)%
Total Revenues	$2,178,208	$1,978,224	10.1%

	Quarter Ended June 30,		% Incr.
	2011	2010	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$824,704	$927,565	(11.1)%
Coagulation Sales*	$326,687	$372,219	(12.2)%
Aspirin Works Sales	$155,334	$71,821	116.8%
Hyaluronic Acid Sales	$203,534	$231,970	(12.3)%
Autoimmune Sales	$35,517	$40,831	(13.0)%
Contract Manufacturing	$177,884	$24,000	641.2%
R & D Contract	$299,138	$202,525	47.7%
Shipping and Other	$155,410	$107,293	44.8%
Total Revenues	$2,178,208	$1,978,224	10.1%

*	Includes OEM Sales	$108,083	$110,128	(1.9)%

C ost of revenues.  Total cost of revenues, as a percentage of sales, were 51.9% for the quarter ended September 30, 2011 versus 46.3% for the prior fiscal year. The following table shows, for the quarter ended September 30, 2011, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Quarter Ended September 30, 2011

	CORE BUSINESS	R & D AND GRANT
REVENUES	$1,879,070	$299,138
DIRECTLY RELATED COST OF REVENUES	$927,976	$203,012
COST OF REVENUES AS % OF TOTAL REVENUES	49.4%	67.9%

Selling and marketing expenses.  For the quarter ended September 30, 2011, selling and marketing expenses increased $139,964 or 37.9% to $509,327 from $369,363 for the quarter ended September 30, 2010. The $139,964 increase versus the prior year resulted primarily from increases of, $125,298 in labor-related expenses, $12,301 in consulting expenses, and $42,624 in trade show and travel related expenses, partially offset by a net decrease of $40,259 in other selling and marketing expenses.

Research and development Expenses. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $148,749 or 113.8% to $279,453 for the quarter ended September 30, 2011, from $130,704 for the quarter ended September 30, 2010. The $148,749 increase versus the prior year resulted primarily from increases of $75,895 in labor-related expenses, $20,600 in consulting and outside service expenses, $32,997 in laboratory supplies, $8,682 in travel related expenses, and a net increase of $10,575 in other research and development expenses.

General and administrative expenses. For the quarter ended September 30, 2011, general and administrative expenses decreased $78,376 or 15.6% to $424,908 from $503,284 for the quarter ended September 30, 2010. The $78,376 decrease versus the prior year resulted primarily from decreases of $87,134 in Corgenix-UK general and administrative expenses, partially offset by a net increase of $8,758 in other general and administrative expenses.

Interest expense. Interest expense decreased $48,440, or 44.6% to $60,222 for the quarter ended September 30, 2011, from $108,662 for the quarter ended September 30, 2010. This substantial decrease in interest expense was due primarily to the additional interest expense in the prior year brought about by the FGI borrowings.

(d)           ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, non cash expense associated with stock-based compensation and the one-time costs associated with exit or disposal activities (“Adjusted EBITDA”) decreased $117,549 or 48.8% to $123,502 for the quarter ended September 30, 2011 compared with $241,051 for the corresponding three month period in fiscal 2011. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months Ended September 30, 2011	3 Months Ended September 30, 2010
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(50,234)	$(348,230)

Add back:
Depreciation and amortization	70,138	108,567
Stock-based compensation expense	26,373	5,636
Interest expense, net of interest income	60,023	108,439
Costs associated with exit or disposal activities	17,202	366,639
Adjusted EBITDA	$123,502	241,051

(e)           Financing Agreements

On September 16, 2011 we received the $500,000 from Wescor, pursuant to the Third Tranche under the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, Wescor invested an additional $500,000 and is in turn to be issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor.

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

Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of New Corgenix Assays and systems. We will invoice Wescor monthly in an amount equal to sixty percent (60%) of our actual development costs related to the new IT assays plus budgeted development- related overhead mutually agreed upon by the parties. Concurrently therewith, we will grant Wescor the right to purchase shares of our common stock at a par value of $0.001 per share in a total amount to equal sixty-six and 7/10 percent (66.7%) of the amount of each invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days. We will pay ELITech a royalty of seven percent (7%) of net product sales of new IT Assays sold by us.

As mentioned above, on July 14, 2011, we entered intothe Loan Agreement with LSQ.

Pursuant to the terms of the Loan Agreement, LSQ is providingthe Line to us under which LSQ agrees to make loans to us in the maximum principal amount outstanding at any time of $1,500,000. The maximum amount of the loans under the Line shall also be governed by a borrowing base equal to 85% of Eligible Accounts Receivable plus 50% of Eligible Inventory, with certain limits and exclusions more fully set forth in the Loan Agreement.

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

We have used the money we received under the Loan Agreement and the Line to payoff our outstanding debt obligations to Summit, which totaled $732,894 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full.

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

On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. (“FGI”), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the “Agreement”), effective as of September 30, 2011.

Under the Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

Contemporaneously with the termination of various agreements with CAMOFI and FGI referenced earlier in this report,, each of following agreements were terminated effective as of September 30, 2011: (a) Guaranty dated March 29, 2010 by and between the Company and FGI, (b) Guaranty dated March 29, 2010 by and between Corgenix Inc. and FGI, and (c) Debenture Agreement dated March 29, 2010 by and between Corgenix UK and FGI.  Corgenix UK paid FGI a termination fee of $25,000.

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

The investment by Wescor took place over the maximum three tranches:

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

Second Tranche under the Common Stock Purchase Agreement—Pursuant to the Second Tranche of the Common Stock Purchase Agreement, which took place on October 8, 2010, Wescor invested $250,000 to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 833,333 shares at $0.15 per share. As a condition to the closing of the Second Tranche, the Company will have effectively transferred its product distribution activity outside of North America from our subsidiary, Corgenix U.K. Ltd., to Elitech UK Limited.

Third Tranche under the Common Stock Purchase Agreement—Pursuant to the Third Tranche of the Common Stock Purchase Agreement, which took place on September 16, 2011, Wescor invested $500,000 to purchase 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration weissued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement will have determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

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

(f)            Liquidity and Capital Resources

At September 30, 2011, our working capital increased by $556,994 to $3,874,123 from $3,317,129 at June 30, 2011, and concurrently, our current ratio (current assets divided by current liabilities) increased from 2.54 to 1 at June 30, 2011 to 2.94 to 1 at September 30, 2011. This increase in working capital is primarily attributable to the $500,000 third tranche investment by ELITech.

At September 30, 2011, trade and other receivables were $1,592,462 versus $1,427,032 at June 30, 2011. Accounts payable, accrued payroll and other accrued expenses increased by a combined $16,026 to $1,036,112 from $1,020,086 June 30, 2011. At September 30, 2011, inventories were $2,827,913, a slight increase versus $2,800,473 at June 30, 2011.

For the quarter ended September 30, 2011, cash provided by operating activities amounted to $19,553, versus cash provided by operating activities of $135,121 for the quarter ended September 30, 2010. The reduction in the cash provided by operations for the current quarter resulted primarily from the net loss for the period plus a slight increase in accounts receivable and inventories and a decrease in accrued liabilities.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $13,788 for the quarter ended September 30, 2011, compared to $93 net cash provided by investing activities for the quarter ended September 30, 2010.

Net cash provided by financing activities amounted to $328,716 for the quarter ended September 30, 2011 compared to $755,098 net cash provided by financing activities for the quarter ended September 30, 2010. This decrease versus the comparable prior year was primarily due to the lower amount of proceeds from the strategic investment by ELITech.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,651,743 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

The $2,000,000 ELITech common stock investment in addition to the LSQ $1,500,000 July 14, 2011 credit facility, in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(g)           Off -Balance Sheet Arrangements

None.

(h)           Contractual Obligations and Commitments

On February 8, 2006, we entered into a Lease Agreement (the “Lease”) with York County, LLC, a California limited liability company (“York”) pursuant to which we leased approximately 32,000 rentable square feet (the “Property”) of York’s approximately 102,400 square foot building, commonly known as Broomfield One and located at 11575 Main Street, Broomfield, Colorado 80020. In 2008, the Property was sold to The Krausz Companies, Inc. a California corporation, aka KE Denver One, LLC (the “Landlord”), and is part of Landlord’s multi-tenant real property development known as the Broomfield Corporate Center. We use the Property for our headquarters, laboratory research and development facilities and production facilities. The Lease was amended on several occasions, as previously reported.

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

Item 4.

Controls and Procedures

Under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(b) or Rule 15(d)-15(e) under the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective and ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reportingthat occurred during period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Other Information

Item 1.           Legal Proceedings

None

Item 1A.        Risk Factors

Not required for smaller reporting companies.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011 we received the $500,000 from Wescor, pursuant to the Third Tranche under the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, Wescor invested an additional $500,000 and is in turn to be issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we will issue a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement. The proceeds have been used for general working capital purposes. The shares and warrants offered under the Common Stock Purchase Agreement have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The offer of such securities is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act. A Form D was filed by the Company reporting additional information regarding the sale of the securities.

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter ended September 30, 2011, we issued 226,653 shares under this arrangement. The proceeds have been used for general working capital purposes.

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Removed and Reserved

None

Item 5.           Other Information

None

Item 6.           Exhibits

a.     Index to and Description of Exhibits.

Exhibit Number		Description of Exhibit

10.1

Revolving Credit & Security Agreement dated July 14, 2011 between Corgenix Medical Corporation and LSQ Fund Group, LC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2011).

10.2		Revolving Promissory Note dated July 14, 2011, executed by Corgenix Medical Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 20, 2011).

10.3

First Amended & Restated Joint Product Development Agreement dated July 28, 2011 among Corgenix Medical Corporation, Fianciere Elitch SAS and Wescor, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2011).

31.1	*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema Document**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB		XBRL Taxonomy Extension Label Linkbase Document**

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Furnished electronically with this report.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

November 14, 2011	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)