Form 10-Q
period 2011-12-31
CORGENIX MEDICAL CORP/CO
filed 2012-02-14
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing guidance for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The number of shares of Common Stock outstanding was 46,087,397 as of February 10, 2012.

CORGENIX MEDICAL CORPORATION

December 31, 2011

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$811,864	$1,095,239
Accounts receivable, less allowance for doubtful accounts of $65,500 and $30,000 as of December 31, 2011 and June 30, 2011	1,332,787	1,427,032
Other receivables	—	127,391
Inventories	2,862,670	2,800,473
Prepaid expenses	20,260	15,547
Total current assets	5,027,581	5,465,682
Equipment
Capitalized software costs	357,262	355,186
Machinery and laboratory equipment	1,391,948	1,332,887
Furniture, fixtures, leaseholds & office equipment	1,708,519	1,792,872
	3,457,729	3,480,945
Accumulated depreciation and amortization	(2,444,510)	(2,404,772)
Net equipment	1,013,219	1,076,173
Intangible assets:
Licenses	303,004	317,433
Other assets:
Other assets	89,022	93,782
Total assets	$6,432,826	$6,953,070
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 8)	$59,257	$98,014
Current portion of capital lease obligations	83,137	75,668
Inventory loan payable	—	163,460
Due to factor (Note 6)	—	791,325
Revolving line of credit (Note 7)	6,202	—
Accounts payable	521,507	602,964
Accrued payroll and related liabilities	297,139	273,685
Accrued liabilities-other	118,496	143,437
Total current liabilities	1,085,738	2,148,553
Notes payable, net of discount, less current portion (Note 8)	38,103	65,731
Capital lease obligations, less current portion	110,341	120,671
Deferred facility lease payable, excluding current portion (Note 2)	380,129	413,715
Total liabilities	1,614,311	2,748,670
Redeemable preferred stock, $0.001par value. 36,680 shares issued and outstanding, aggregate redemption value of $9,170, net of unaccreted dividends of $779 and $1,246 (Note 4)	11,427	10,492

Stockholders’ equity (Note 5):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 45,391,935 and 40,894,847 at December 31 and June 30, respectively	45,309	40,703
Additional paid-in capital	20,888,677	20,183,651
Accumulated deficit	(16,126,898)	(15,981,150)
Accumulated other comprehensive income	—	(49,296)
Total stockholders’ equity	4,807,088	4,193,908
Total liabilities and stockholders’ equity	$6,432,826	$6,953,070

See accompanying notes to consolidated financial statements.

ORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Revenues:
Product sales	$1,725,952	$1,568,193	$3,605,022	$3,343,893
Contract R & D and grant revenues	339,688	217,756	638,826	420,280
Total revenues	2,065,640	1,785,949	4,243,848	3,764,173

Cost of revenues:
Cost of goods sold	860,879	756,126	1,788,855	1,535,153
Cost of R & D and grant revenues	267,250	148,074	470,261	285,790
Total cost of revenues	1,128,129	904,200	2,259,116	1,820,943

Gross profit	937,511	881,749	1,984,732	1,943,230

Operating expenses:
Selling and marketing	448,399	341,341	957,725	710,704
Research and development	75,167	115,901	165,258	177,887
General and administrative	470,667	440,588	895,576	943,872
Costs associated with exit or disposal activities (note 9)	—	—	17,202	366,639
Total expenses	994,233	897,830	2,035,761	2,199,102

Operating loss	(56,722)	(16,081)	(51,029)	(255,872)

Other income (expense):
Other income	250	239	4,546	462
Interest expense	(28,886)	(46,113)	(89,108)	(154,775)
Total other income (expense)	(28,636)	(45,874)	(84,562)	(154,313)

Net loss	(85,358)	(61,955)	(135,591)	(410,185)
Accreted dividends on redeemable preferred and redeemable common stock	5,078	5,079	10,157	11,331

Net loss attributable to common shareholders	(90,436)	(67,034)	(145,748)	(421,516)

Net loss per share, basic and diluted	$(0.00)*	$(0.00)*	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted (note 2)	45,047,166	40,918,633	43,282,141	39,420,020

Net loss	$(85,358)	$(61,955)	$(135,591)	$(410,185)

Other comprehensive income (loss)-foreign currency translation	—	(20,457)	—	10,150

Total comprehensive loss	$(85,358)	$(82,412)	$(135,591)	$(400,035)

See accompanying notes to consolidated financial statements.

*Less than $ (0.01) per share

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the six months ended December 31, 2011

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2011	40,894,847	$40,703	$20,183,651	$(15,981,150)	$(49,296)	$4,193,908
Issuance of common stock for services	174,402	174	16,364	—	—	16,538
Issuance of common stock for cash	4,432,718	4,432	660,476	—	—	664,908
Compensation expense recorded as a result of stock options issued	—	—	28,189	—	—	28,189
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(10,157)	—	(10,157)
Cancellation of redeemable common stock upon note pay down	(110,032)	—	—	—	—	—
Liquidation of Corgenix-UK	—	—	(3)	—	49,296	49,293
Net loss	—	—	—	(135,591)	—	(135,591)
Balances at December 31, 2011	45,391,935	$45,309	$20,888,677	$(16,126,898)	$—	$4,807,088

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(135,591)	$(410,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	142,203	215,568
Common stock issued for services	16,538	324
Compensation expense recorded for stock options issued	28,189	10,959
Non —cash costs associated with exit or disposal activities	49,296	—
Amortization of deferred financing costs	—	24,355
Changes in operating assets and liabilities:
Trade and other receivables, net	221,636	325,234
Inventories	(62,197)	(134,612)
Prepaid expenses and other assets, net	43	89,521
Accounts payable	(81,457)	102,939
Accrued payroll and related liabilities	23,454	(37,896)
Accrued interest and other liabilities	(58,527)	(77,763)

Net cash provided by operating activities	143,587	108,444

Cash flows used in investing activities:
Proceeds from sale of equipment	—	46,429
Additions to equipment	(23,300)	(34,983)
Net cash provided by (used in) investing activities	(23,300)	11,446

Cash flows provided by (used in) financing activities:
Increase (decrease) in amount due to factor	(791,325)	(308,810)
Increase (decrease) in inventory loan	(163,460)	(102,405)
Proceeds from issuance of common stock, net of financing costs	664,908	1,404,519
Proceeds received from revolving line of credit	3,267,930	—
Payment for redemption of convertible preferred stock	—	(50,000)
Payments on revolving line of credit	(3,261,728)	—
Payments on notes payable	(75,606)	(55,736)
Payments on capital lease obligations	(44,381)	(57,570)
Net cash provided by (used in) financing activities	(403,662)	829,998

Net increase (decrease) in cash and cash equivalents	(283,375)	949,888
Impact of exchange rate changes on cash	—	3,614
Cash and cash equivalents at beginning of period	1,095,239	494,096
Cash and cash equivalents at end of period	$811,864	$1,447,598
Supplemental cash flow disclosures:
Cash paid for interest	$91,970	$130,671
Noncash investing and financing activities
Issuance of warrants for license	$—	$3,412
Issuance of stock for license	$—	$1,377
Accrued redemption of redeemable convertible preferred stock	$—	$66,006
Conversion of redeemable common stock to note payable	$—	$125,000
Warrant extensions as a result of note modification	$—	$36,887
Accreted dividends on redeemable common and redeemable preferred stock	$10,157	$11,332

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

•                  Outside of North America, prior to October 1, 2010, we sold our products through Corgenix UK (formerly REAADS Bio Medical Products, UK Limited), our own wholly owned subsidiary (“Corgenix-UK”). Corgenix UK also managed the remainder of our international business, selling our products through independent distributors worldwide. On October 1, 2010 we transferred our international business to the ELITech Group (“ELITech”) which now serves as our international master distributor, selling our products through its wholly owned subsidiaries in addition to numerous independent distributors.

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

Most of our products are used in clinical laboratories for the diagnosis and/or the monitoring of three important sectors of health care:

•                  Autoimmune disease (diseases in which an individual creates antibodies to one’s self, for example, systemic lupus erythematosus (“SLE”) and rheumatoid arthritis (“RA”));

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

(b)                                 Recent Developments

The 2011 Incentive Compensation Plan

On January 17, 2012, the shareholders approved the 2011 Incentive Compensation Plan (the “2011 Incentive Plan”), which had been previously approved by the Board of Directors. The 2011 Incentive Plan authorizes the issuance of qualified performance-based compensation awards which meet the requirements of Section 162(m) of the Code regarding deductibility of executive compensation. Section 162(m) generally limits to $1 million the amount that a publicly held corporation is allowed to deduct each year for the compensation paid to certain “covered employees.”  “Qualified performance-based compensation” is not subject to the $1 million deduction limit.  A “covered employee” is any employee who as of the close of the tax year is the principal executive officer of the corporation or whose total compensation for that taxable year is required to be reported to shareholders under the Exchange Act by reason of such employee being among the three highest compensated officers for the tax year (other than the principal executive officer or the principal financial officer).

To qualify as “qualified performance-based compensation,” certain criteria must be satisfied and the material terms under which the compensation is to be paid, including the performance goals, must be disclosed to, and approved by, shareholders before the compensation is paid. Generally, shareholders are required to re-approve the criteria and the material terms of the plan every five years.  The 2011 Incentive Plan will enable the Compensation Committee to grant qualified performance-based compensation awards under the 2011 Incentive Plan that will be exempt from the deduction limits of Section 162(m) of the Code for five years.

A summary of the 2011 Incentive Plan is included in the Company’s Proxy Statement in Schedule 14A filed on December 5, 2011, and a copy of the 2011 Incentive Plan is attached to the Proxy Statement as Appendix A.

The Third Amended and Restated Employee Stock Purchase Plan

On January 17, 2012, the shareholders approved the Third Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board of Directors. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Code and will provide eligible employees with an opportunity to purchase shares of Company common stock, $0.001 par value (the “Common Stock”) through payroll deductions. The principal provisions of the ESPP are summarized in the Company’s Proxy Statement on Schedule 14A filed on December 5, 2011, and a copy of the ESPP is attached to the Proxy Statement as Appendix B.

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

2                                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b)                                 Principles of Consolidation

The consolidated financial statements include the accounts of Corgenix Medical Corporation and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited (“Corgenix UK”). Corgenix UK was established as a United Kingdom company during 1996 to market our products in Europe. Transactions are generally denominated in U.S. dollars, but also invoices in Euros and British Pound Sterling. All amounts are converted into U.S. dollars upon consolidation of our financial statements. Inter-company balances and transactions have been eliminated in consolidation. The financial statements ceased to be consolidated as of September 30, 2011, as Corgenix UK has been liquidated and is no longer in existence.

(c)                                  Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. The condensed balance sheet at June 30, 2011 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  The results of operations for the three and six months ended December 31, 2011 and December 31, 2010 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly our financial position at December 31, 2011 and the results of operations and our cash flows for the three and six months ended December 31, 2011and December 31, 2010.

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

(f)                                    Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of December 31, 2011 or December 31, 2010. Components of inventories as of December 31 and June 30 are as follows:

	December 31,	June 30,
	2011	2011
Raw materials	$627,273	$579,590
Work-in-process	929,241	1,155,596
Finished goods	1,306,156	1,065,287
	$2,862,670	$2,800,473

(g)                                 Equipment and Software

Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. There was no equipment acquired under capital leases for the quarter and six months ended December 31, 2011, whereas for both the quarter and six months ended December 31, 2010, there was $66,006 equipment acquired under capital leases.. Depreciation and amortization expense, which totaled $72,065 and $107,001 for the quarters ended December 31, 2011 and December 31, 2010, respectively, and $142,203 and $215,568 for the six months ended December 31, 2011 and December 31, 2010, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to our web site development, our R & D statistical software, which were and are both amortized over three years, and our accounting software, which is being amortized over five years, beginning in March 2008, and additionally in March 2011.

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

On March 1, 2007, we executed an exclusive license agreement (the “License Agreement”) with Creative Clinical Concepts, Inc. (“CCC”). The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, “Aspirin Effectiveness Technology,” or the “Licensed Products”). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term “AspirinWorks”® and related designs. As previously reported, the License Agreement required us to pay or issue certain amounts of cash, common stock, and warrants to CCC, subject to various caps. As of December 31, 2011 and December 31, 2010, we had nothing accrued with respect to the cumulative amount due to CCC. For the quarter and six months ended December 31, 2011, we issued neither shares nor warrants to CCC versus 15,296 shares and 75,000 warrants issued in the prior year’s quarter and six months ended December 31, 2010, pursuant to this License Agreement.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent (7%) of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments. For the quarter and six months ended December 31, 2011, we incurred $11,596 and $22,470, respectively of royalty expense to CCC, versus $7,776 and $12,821, respectively for the quarter and six months ended December 31, 2010.

(i)                                    Advertising Costs

Advertising costs are expensed when incurred, and are included in selling and marketing expenses and totaled $13,895 and $9,719 for the quarters ended December 31, 2011 and December 31, 2010, respectively, and $30,940 and $23,040 for the six month periods ended December 31, 2011 and December 2010, respectively.

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

(n)                                 Deferred Facility Lease Payable

Prior to occupying our headquarters facility in Broomfield, Colorado, the landlord expended a total of $1,052,140 for the tenant improvements. This amount was recorded as a charge to leasehold improvements and a credit to deferred facility lease payable, which is being amortized against rent expense over the 156 month period of the original lease and extension.

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

Options and warrants to purchase common stock, totaling 27,324,193 and 24,439,246 shares as of December 31, 2011 and December 31, 2010, respectively, are not included in the calculation of weighted average common shares-diluted below, as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net loss per share.

	3 Months ended December 31, 2011	3 Months ended December 31, 2010	6 Months ended December 31, 2011	6 Months ended December 31, 2010
Net loss attributable to common shareholders	$(90,436)	$(67,034)	(145,748)	$(421,516)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	44,462,468	39,250,343	40,894,847	30,982,803
Weighted average common equivalent shares issued (retired) during the period	584,698	1,668,290	2,387,294	8,437,217
Weighted average common shares — basic and diluted	45,047,166	40,918,633	43,282,141	39,420,020
Net loss per share — basic and diluted	$ *(0.00)	$ *(0.00)	$ *(0.00)	$(0.01)

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

(s)            Liquidity

At December 31, 2011, our working capital increased by $624,714 to $3,941,843 from $3,317,129 at June 30, 2011, and concurrently, our current ratio (current assets divided by current liabilities) increased from 2.54 to 1 at June 30, 2011 to 4.63 to 1 at December 31, 2011. This increase in working capital is primarily attributable to the $500,000 third tranche investment by ELITech in addition to the substantial reduction in short term borrowings as evidenced by the revolving line of credit.

At December 31, 2011, trade and other receivables were $1,332,787 versus $1,554,423 at June 30, 2011. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $82,944 to $937,142 from $1,020,086 at June 30, 2011. At December 31, 2011, inventories were $2,862,670, a slight increase versus $2,800,473 at June 30, 2011.

For the six months ended December 31, 2011, cash provided by operating activities amounted to $143,587, versus cash provided by operating activities of $108,444 for the six months ended December 31, 2010. The increase in the cash provided by operations for the current quarter resulted primarily from the substantially reduced net loss for the current period.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $23,300 for the six months ended December 31, 2011, compared to $11,446 net cash provided by investing activities for the six months ended December 31, 2010.

Net cash used by financing activities amounted to $403,662 for the six months ended December 31, 2011 compared to $829,998 net cash provided by financing activities for the six months ended December 31, 2010. This decrease versus the comparable prior year was primarily due to the significantly lower amount of proceeds from the issuance of common stock to ELITech in the current six month period versus the proceeds received in the prior period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,737,101 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

The $2,000,000 ELITech common stock investment in addition to the LSQ $1,500,000 July 14, 2011 credit facility, in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(t)                                    Reclassifications

Certain reclassifications have been made to the statement of operations for the three and six months ended December 31, 2010, to conform to the December 31, 2011 presentation. Such reclassifications had no effect on the net loss for the periods.

(u)                             Fair Value Measurements

The fair value of our financial instruments reflect the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Money market funds	$599,779	—	—	$599,779
Total	$599,779			$599,779

3.                                      SEGMENT INFORMATION

The Company’s diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, its diagnostic medical products were sold wholesale through distributors, via its wholly owned subsidiary, Corgenix UK. However, commencing October 1, 2010, the Company began the process of winding down with the intent of eventually closing its international subsidiary, Corgenix UK, and its international product sales began to be executed solely through EliTech-UK, a wholly owned subsidiary of the ELITech Group, its master distributor. Consequently, it is no longer meaningful to organize its business around the two geographic segments of business: North American and International operations. For the quarter and six month period ended December 31, 2011, the Company generated sales of $223,267 and $454,351, respectively to ELITech-UK versus $244,642 in the prior year, with the amount receivable from ELITech-UK at December 31, 2011 amounting to $189,368 and $161,952 at December 31, 2010.

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

As of December 31, 2011, a total of 797,752 shares have been returned to us pursuant to the three notes payable. As a result, 82,530 shares remained outstanding as of December 31, 2011, as they have not been returned to the Company under the agreements.

(b)                                 Redeemable Convertible Preferred Stock

On February 3, 2009, we entered into two agreements (the “Restructuring Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until December 31, 2011 (the “Maturity Date”). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter and six month period ended December 31, 2011, we generated $208,298 and $384,857 respectively, in R & D revenue and issued 872,731 and 1,099,384 shares respectively, under this arrangement. Also, pursuant to the 2011 Development Agreement, there was $208,298 in accounts receivable for research and development and $37,106 due with respect to stock purchase commitments owing from Wescor as of December 31, 2011 for 247,473 shares to be issued subsequent to December 31, 2011.  The $37,106 has not been recorded as of December 31, 2011.

(b)                                 Employee Stock Purchase Plan

Effective January 1, 1999, we adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved our Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter and six months ended December 31, 2011, 84,244 and 174,402 shares respectively, were issued under the plans. In the quarter and six months ended December 31, 2010, 11,378 and 34,547 shares respectively, were issued under the plan.

On January 17, 2012, at our Annual Meeting of shareholders, the shareholders voted to approve The Third Amended & Restated Employee Stock Purchase Plan, effective January 1, 2012. The maximum number of shares that may be sold under the Third Amended & Restated Employee Stock Purchase Plan is 500,000 shares, which shares have been registered with the SEC.

(c)                                  Incentive Stock Option Plan

Stock Options as of December 31, 2011

On August 30, 2011, the Company granted the following stock options under the 2007 Incentive Compensation Plan and the 2011 Incentive Compensation Plan: (1) 200,000 options to the Board of Directors; (2) 550,000 options to the Company’s four Executive Officers, and (3) 1,045,000 options to each of the Company’s other employees. All of the stock options were issued at an exercise price of $0.085, the closing stock price on August 30, 2011 and have a term of seven years. The stock options to the Board of Directors vest immediately and those issued to the Executive Officers and employees have a three-year vesting period. The stock options granted to the Board of Directors and the Executive Officers were granted under the 2011 Incentive Compensation Plan, and were approved by the shareholders at the January 17, 2012 Annual Shareholders meeting.

Our Amended and Restated Employee Stock Purchase Plans and the 2007 and 2011 Incentive Compensation Plans (the “Plans”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of December 31, 2011, and changes during the six months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2011	2,420,000	$0.30	36.2	$—
Granted	1,880,000	$0.09	80.1
Exercised	—	$—	—
Cancelled, expired or forfeited	(55,000)	$0.09	83.0
Options outstanding at December 31, 2011	4,245,000	$0.20	52.2	$—
Options exercisable at December 31, 2011	2,620,000	$0.28	34.9	$—

The total intrinsic value as of December 31, 2011 measures the difference between the market price as of December 31, 2011 and the exercise price. No options were exercised during the six months ended December 31, 2011. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

Estimated unrecognized compensation cost from unvested stock options amounted to $88,049 as of December 31, 2011.

The weighted average per share fair value of stock options granted during the quarter ending December 31, 2011 was $0.075. The weighted average per share fair value of stock options granted during the quarter ending December 31, 2010 was $0.075. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Six Months Ended
	December 31,		December 31,
Valuation Assumptions	2011	2010	2011	2010

Expected life	7years	N/A	7years	7 years
Risk-free interest rate	2.69%	N/A	2.69%	2.69%
Expected volatility	113.7%	N/A	113.7%	135.8%
Expected dividend yield	0%	N/A	0%	0%

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

The accounts receivable sold to Summit were treated as a secured borrowing. As the finance agreement with Summit terminated on July 14, 2011, during the six months ended December 31, 2011 we sold $179,906 of our accounts receivable invoices to Summit for approximately $152,920. Fees paid to Summit for interest and other services for the same period totaled $12,802. For the quarter and six months ended December 31, 2010, we sold $1,014,417 and $2,155,211 respectively, of our accounts receivable invoices to Summit for approximately $862,254 and $1,831,929. Fees paid to Summit for interest and other services for the same period totaled $39,670 and $82,850, respectively.

Other Receivables at December 31, 2010 represented the retained percentages of the factored accounts receivable. The Summit financing agreement was terminated as of July 14, 2011, pursuant to the LSQ revolving line of credit agreement, as described in Note 7 below.

7.             REVOLVING LINE OF CREDIT

On July 14, 2011, as mentioned above, we entered into the Loan Agreement with LSQ.

Pursuant to the terms of the Loan Agreement, LSQ is providing the Line to us under which LSQ agrees to make loans to us in the maximum principal amount outstanding at any time of $1,500,000. The maximum amount of the loans under the Line shall also be governed by a borrowing base equal to 85% of Eligible Accounts Receivable plus 50% of Eligible Inventory, with certain limits and exclusions more fully set forth in the Loan Agreement.

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

We have used the money we received under the Loan Agreement and the Line to pay off our outstanding debt obligations to Summit, which totaled $732,894 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full. For the quarter ended December 31, 2011, LSQ funded a total of $1,068,288 under the revolving line of credit, of which $6,202 was outstanding as of December 31, 2011. Fees paid to LSQ for interest and other services for the same period totaled $18,287. For the six months ended December 31, 2011, LSQ funded a total of $3,267,930 under the revolving line of credit. Fees paid to LSQ for interest and other services for the same period totaled $53,386.

8.             NOTES PAYABLE

Notes payable consist of the following at December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Note payable, net of discount of $12,295, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of December 31, 2011 due in monthly installments with principal payments of $5,200 plus interest through August 2012	$29,505	$56,683

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of December 31, 2011 and June 30, 2011) due in monthly installments with principal payments of $3,804 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2012, collateralized by all assets of Corgenix

	—	25,262
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	67,855	81,800
	97,360	163,745
Current portion, net of current portion of discount	(59,257)	(98,014)
Notes payable, excluding current portion and net of long-term portion of discount	$38,103	$65,731

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

Pursuant to this plan, beginning October 1, 2010, the Company began winding down the business activities heretofore carried out by Corgenix UK and permanently closing the business on or about May 31, 2011. In order to accomplish this wind down and closing of Corgenix UK, the Company transferred one of Corgenix UK’s seven employees to ELITech UK, terminated the employment of all but two of the remaining Corgenix UK employees at December 31, 2010, retained one employee and one consultant until November 30, 2010, and retained the last remaining employee until March 31, 2011.

In connection with this reduction in workforce, the Company incurred cash charges of approximately $131,751 for one-time costs associated with the severance of these employees, which has been accounted for on a straight-line basis over the period from notification through each employee’s termination date. In addition to the above one-time charges amounting to $131,751, the Company has sold, where possible, the fixed assets, and transferred the facility lease of Corgenix UK. In that regard, the Company incurred an additional $90,237 in costs related to the loss on sale or abandonment of fixed assets, and $264,074 of charges relating to facility leases and other fixed obligations. During the quarter ended December 31, 2011, Corgenix-UK was completely liquidated and all of the costs associated with exit or disposal activities have been incurred and accounted for.

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

(c)           Results of Operations

Three months ended December 31, 2011 compared to three months ended December 31, 2010

Total revenues. The following two tables provide the reader with further insight as to the changes of the various components of our total revenues for the comparable quarters ended December 31, 2011.

	Quarter ended December 31,		% Incr.
	2011	2010	(Decr.)
Total Revenues:
Geographical Breakdown
North America	$1,733,908	$1,419,234	22.2%
International	$331,732	$366,715	(9.5)%
Total Revenues	$2,065,640	$1,785,949	15.7%

	Quarter Ended December 31,		% Incr.
	2011	2010	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$759,194	$742,283	2.3%
Coagulation Sales*	$368,232	$343,539	7.2%
Aspirin Works Sales	$165,661	$108,588	52.6%
Hyaluronic Acid Sales	$207,867	$168,620	23.3%
Autoimmune Sales	$10,750	$40,647	(73.6)%
Contract Manufacturing	$103,352	$31,900	224.0%
R & D Contract	$339,688	$217,756	56.0%
Shipping and Other	$110,896	$132,616	16.4%
Total Revenues	$2,065,640	$1,785,949	15.7%

* Includes OEM Sales	$257,735	$205,235	25.6%

Cost of revenues.  Total cost of revenues, as a percentage of sales, were 54.6% for the quarter ended December 31, 2011 versus 50.6% for the prior fiscal year. The primary reason for the increase for the quarter was the increased revenue generated from contract R & D and grants, which carries a much higher cost of revenues than do our core products. The following table shows, for the quarter ended December 31, 2011, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Quarter Ended December 31, 2011

	CORE BUSINESS	R & D AND GRANT
REVENUES	$1,725,952	$339,688
DIRECTLY RELATED COST OF REVENUES	$860,879	$267,250
COST OF REVENUES AS % OF TOTAL REVENUES	49.9%	78.7%

Selling and marketing expenses.  For the quarter ended December 31, 2011, selling and marketing expenses increased $107,058 or 31.4% to $448,399 from $341,341 for the quarter ended December 31, 2010. The $107,058 increase versus the prior year resulted primarily from increases of $71,577 in labor-related expenses, $18,373 in consulting expenses, and $7,719 in trade show and travel related expenses, plus a net increase of $9,389 in other selling and marketing expenses.

Research and development Expenses. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $89,884 or 41.9% to $304,627 for the quarter ended December 31, 2011, from $214,743 for the quarter ended December 31, 2010. The $89,884 increase versus the prior year resulted primarily from increases of $117,008 in labor-related expenses and $29,313 in laboratory supplies partially offset by a net decrease of $56,437 in other research and development expenses, primarily outside services expense.

General and administrative expenses. For the quarter ended December 31, 2011, general and administrative expenses increased $30,079 or 6.8% to $470,667 from $440,588 for the quarter ended December 31, 2010. This increase was primarily as a result of the $35,500 increase to bad debt expense for the period.

Interest expense. Interest expense decreased $17,227, or 37.4% to $28,886 for the quarter ended December 31, 2011, from $46,113 for the quarter ended December 31, 2010. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period plus additional interest expense in the prior year brought about by the FGI borrowings.

Six months ended December 31, 2011 compared to six months ended December 31, 2010

Total revenues. The following two tables provide the reader with further insight as to the changes of the various components of our total revenues for the comparable six month periods ended December 31, 2011 and December 31, 2010.

	Six months ended December 31,		% Incr.
	2011	2010	(Decr.)
Total Revenues:
Geographical Breakdown
North America	$3,609,806	$2,883,964	25.2%
International	$634,042	$880,209	(28.0)%
Total Revenues	$4,243,848	$3,764,173	12.7%

	Six months Ended December 31,		% Incr.
	2011	2010	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$1,583,898	$1,669,848	(5.2)%
Coagulation Sales*	$691,208	$715,758	(3.4)%
Aspirin Works Sales	$320,995	$180,409	77.9%
Hyaluronic Acid Sales	$411,401	$400,590	2.7%
Autoimmune Sales	$46,267	$81,478	(43.2)%
Contract Manufacturing	$281,236	$55,900	403.1%
R & D Contract	$638,826	$420,281	52.0%
Shipping and Other	$270,017	$239,909	44.8%
Total Revenues	$4,243,848	$3,764,173	12.7%

*	Includes OEM Sales	$478,695	$452,423	5.8%

Cost of revenues.  Total cost of revenues, as a percentage of sales, were 53.2% for the six months ended December 31, 2011 versus 45.3% for the prior fiscal year. The primary reasons for the increase for the six month period were the increased revenue generated from contract R & D and grants, which carries a much higher cost of revenues than do our core products, and the fact that the current period entailed six months of international sales to ELITech-UK as our Master Distributor as opposed to the prior year, wherein we only generated sales to ELITech-UK for the second quarter.The following table shows, for the six months ended December 31, 2011, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Six Months Ended December 31, 2011

	CORE BUSINESS	R & D AND GRANT
REVENUES	$3,605,022	$638,826
DIRECTLY RELATED COST OF REVENUES	$1,788,855	$470,261
COST OF REVENUES AS % OF TOTAL REVENUES	49.6%	73.6%

Selling and marketing expenses.  For the six months ended December 31, 2011, selling and marketing expenses increased $247,021 or 34.8% to $957,725 from $710,704 for the six months ended December 31, 2010. The $247,021 increase versus the prior year resulted primarily from increases of, $196,875 in labor-related expenses, $18,861 in consulting and outside services expenses, and $51,345 in trade show and travel related expenses, partially offset by a net decrease of $20,061 in other selling and marketing expenses.

Research and development Expenses. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $238,633 or 69.1% to $584,081 for the six months ended December 31, 2011, from $345,448 for the six months ended December 31, 2010. The $238,633 increase versus the prior year resulted primarily from increases of $212,232 in labor-related expenses, $16,820 in travel-related expenses and $62,310 in laboratory supplies, partially offset by a net decrease of $52,729 in other research and development expenses.

General and administrative expenses. For the six months ended December 31, 2011, general and administrative expenses decreased $48,296 or 5.1% to $895,576 from $943,872 for the six months ended December 31, 2010. The $48,296 decrease versus the prior year resulted primarily from decreases of $87,134 in Corgenix-UK general and administrative expenses, partially offset by a net increase of $38,838 in other general and administrative expenses.

Interest expense. Interest expense decreased $65,667, or 42.4% to $89,108 for the six months ended December 31, 2011, from $154,775 for the six months ended December 31, 2010. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period plus additional interest expense in the prior year brought about by the FGI borrowings.

(d)                                  ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, non cash expense associated with stock-based compensation and the one-time costs associated with exit or disposal activities (“Adjusted EBITDA”) decreased $62,869 or 65.1% to

$33,697 for the quarter ended December 31, 2011 compared with $96,566 for the corresponding three month period in fiscal 2011. For the six month period ended December 31, 2011, adjusted EBITDA decreased $180,418 or 53.4% to $157,200 compared with $337,618 for the corresponding six month period in fiscal 2011. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended December 31, 2011	3 Months ended December 31, 2010	6 Months ended December 31, 2011	6 Months ended December 31, 2010
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(85,358)	$(61,955)	$(135,591)	$(410,185)

Add back:
Depreciation and amortization	72,065	107,001	142,203	215,568
Stock-based compensation expense	18,354	5,646	44,727	11,283
Interest expense, net of interest income	28,636	45,874	88,659	154,313
Costs associated with exit or disposal activities	—	—	17,202	366,639
Adjusted EBITDA	$33,697	$96,566	$157,200	$337,618

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

As mentioned above, on July 14, 2011, we entered into the Loan Agreement with LSQ.

Pursuant to the terms of the Loan Agreement, LSQ is providing the Line to us under which LSQ agrees to make loans to us in the maximum principal amount outstanding at any time of $1,500,000. The maximum amount of the loans under the Line shall also be governed by a borrowing base equal to 85% of Eligible Accounts Receivable plus 50% of Eligible Inventory, with certain limits and exclusions more fully set forth in the Loan Agreement.

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

On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. (“FGI”), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the “Agreement”), effective as of December 31, 2011.

Under the Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

Contemporaneously with the termination of various agreements with CAMOFI and FGI referenced earlier in this report,, each of following agreements were terminated effective as of December 31, 2011: (a) Guaranty dated March 29, 2010 by and between the Company and FGI, (b) Guaranty dated March 29, 2010 by and between Corgenix Inc. and FGI, and (c) Debenture Agreement dated March 29, 2010 by and between Corgenix UK and FGI.  Corgenix UK paid FGI a termination fee of $25,000.

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

Third Tranche under the Common Stock Purchase Agreement—Pursuant to the Third Tranche of the Common Stock Purchase Agreement, which took place on September 16, 2011, Wescor invested $500,000 to purchase 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement will have determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

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

(f)                                    Liquidity and Capital Resources

At December 31, 2011, our working capital increased by $624,714 to $3,941,843 from $3,317,129 at June 30, 2011, and concurrently, our current ratio (current assets divided by current liabilities) increased from 2.54 to 1 at June 30, 2011 to 4.63 to 1 at December 31, 2011. This increase in working capital is primarily attributable to the $500,000 third tranche investment by ELITech in addition to the substantial reduction in short term borrowings as evidenced by the revolving line of credit.

At December 31, 2011, there were trade and other receivables were $1,332,787 versus $1,554,423 at June 30, 2011. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $82,944 to $937,142 from $1,020,086 at June 30, 2011. At December 31, 2011, inventories were $2,862,670, a slight increase versus $2,800,473 at June 30, 2011.

For the six months ended December 31, 2011, cash provided by operating activities amounted to $143,587, versus cash provided by operating activities of $108,444 for the six months ended December 31, 2010. The increase in the cash provided by operations for the current quarter resulted primarily from the substantially reduced net loss for the current period.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $23,300 for the six months ended December 31, 2011, compared to $11,446 net cash provided by investing activities for the six months ended December 31, 2010.

Net cash used by financing activities amounted to $403,662 for the six months ended December 31, 2011 compared to $829,998 net cash provided by financing activities for the six months ended December 31, 2010. This decrease versus the comparable prior year was primarily due to the significantly lower amount of proceeds from the issuance of common stock to ELITech in the current six month period versus the proceeds received in the prior period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,737,101 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the six months ended December 31, 2011, we issued 1,099,384 shares under this arrangement. The proceeds have been used for general working capital purposes.

Item 3.                                 Defaults Upon Senior Securities

None

Item 4.                                 Removed and Reserved

Item 5.                                 Other Information

None

Item 6.                                 Exhibits

a.               Index to and Description of Exhibits.

Exhibit Number		Description of Exhibit

10.1		2011 Incentive Compensation Plan, filed with the Company’s Schedule 14A filed on December 5, 2011.

10.2		Third Amended & Restated Employee Stock Purchase Plan filed with the Company’s Schedule 14A filed on December 5, 2011.

31.1	*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema Document**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB		XBRL Taxonomy Extension Label Linkbase Document**

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Furnished electronically with this report.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

February 14, 2012	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)