Form 10-Q
period 2012-03-31
CORGENIX MEDICAL CORP/CO
filed 2012-05-14
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock outstanding was 46,419,466 as of May 7, 2012.

CORGENIX MEDICAL CORPORATION

March 31, 2012

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,013,422	$1,095,239
Accounts receivable, less allowance for doubtful accounts of $65,500 and $30,000 as of March 31, 2012 and June 30, 2011	1,562,884	1,427,032
Other receivables	—	127,391
Inventories	2,404,024	2,800,473
Prepaid expenses	44,966	15,547
Total current assets	5,025,296	5,465,682
Equipment
Capitalized software costs	357,262	355,186
Machinery and laboratory equipment	1,523,991	1,332,887
Furniture, fixtures, leaseholds & office equipment	1,718,926	1,792,872
	3,600,179	3,480,945
Accumulated depreciation and amortization	(2,513,544)	(2,404,772)
Net equipment	1,086,635	1,076,173
Intangible assets:
Licenses	295,790	317,433
Other assets:
Other assets	85,160	93,782
Total assets	$6,492,881	$6,953,070
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 8)	$48,914	$98,014
Current portion of capital lease obligations	95,352	75,668
Inventory loan payable	—	163,460
Due to factor (Note 6)	—	791,325
Revolving line of credit (Note 7)	—	—
Accounts payable	627,828	602,964
Accrued payroll and related liabilities	282,605	273,685
Accrued liabilities-other	144,163	143,437
Total current liabilities	1,198,862	2,148,553

Notes payable, net of discount, less current portion (Note 8)	30,257	65,731
Capital lease obligations, less current portion	107,658	120,671
Deferred facility lease payable, excluding current portion (Note 2)	363,336	413,715
Total liabilities	1,700,113	2,748,670
Redeemable preferred stock, $0.001par value. 36,680 shares issued and outstanding, aggregate redemption value of $9,170, net of unaccreted dividends of zero and $1,246 (Note 4)	11,738	10,492

Stockholders’ equity (Note 5):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 46,419,466 and 40,894,847 at March 31,2012 and June 30, 2011 respectively	46,365	40,703
Additional paid-in capital	21,051,630	20,183,651
Accumulated deficit	(16,316,965)	(15,981,150)
Accumulated other comprehensive income	—	(49,296)
Total stockholders’ equity	4,781,030	4,193,908
Total liabilities and stockholders’ equity	$6,492,881	$6,953,070

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Revenues:
Product sales	$2,304,531	$1,564,934	$5,909,553	$4,908,827
Contract R & D and grant revenues	412,821	264,009	1,051,647	684,289
Total revenues	2,717,352	1,828,943	6,961,200	5,593,116

Cost of revenues:
Cost of goods sold	1,387,953	772,238	3,176,807	2,307,391
Cost of R & D and grant revenues	316,818	169,861	787,080	463,589
Total cost of revenues	1,704,771	942,099	3,963,887	2,770,980

Gross profit	1,012,581	886,844	2,997,313	2,822,136

Operating expenses:
Selling and marketing	510,527	370,502	1,468,253	1,081,206
Research and development	166,745	49,331	332,003	219,280
General and administrative	505,253	492,052	1,400,828	1,435,924
Costs associated with exit or disposal activities (note 9)	—	85,678	17,202	452,317
Total expenses	1,182,525	997,563	3,218,286	3,188,727

Operating loss	(169,944)	(110,719)	(220,973)	(366,591)

Other income (expense):
Other income	136	202	4,681	664
Interest expense	(15,337)	(54,292)	(104,444)	(209,067)
Total other income (expense)	(15,201)	(54,090)	(99,763)	(208,403)

Net loss	(185,145)	(164,809)	(320,736)	(574,994)
Accreted dividends on redeemable preferred and redeemable common stock	4,922	5,078	15,079	16,410

Net loss attributable to common shareholders	(190,067)	(169,887)	(335,815)	(591,404)

Net loss per share, basic and diluted	$(0.00)*	$(0.00)*	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted (note 2)	45,996,598	40,900,832	44,180,380	39,906,418

Net loss	$(185,145)	$(164,809)	$(320,736)	$(574,994)

Other comprehensive income (loss)-foreign currency translation	—	(1,559)	—	8,591

Total comprehensive loss	$(185,145)	$(166,368)	$(320,736)	$(566,403)

See accompanying notes to consolidated financial statements.

*Less than $ (0.01) per share

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the nine months ended March 31, 2012

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2011	40,894,847	$40,703	$20,183,651	$(15,981,150)	$(49,296)	$4,193,908
Issuance of common stock for services	257,917	258	24,631	—	—	24,889
Issuance of common stock for cash	5,404,242	5,404	805,233	—	—	810,637
Compensation expense recorded as a result of stock options issued	—	—	38,118	—	—	38,118
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(15,079)	—	(15,079)
Cancellation of redeemable common stock upon note pay down	(137,540)	—	—	—	—	—
Liquidation of Corgenix-UK	—	—	(3)	—	49,296	49,293
Net loss	—	—	—	(320,736)	—	(320,736)
Balances at March 31, 2012	46,419,466	$46,365	$21,051,630	$(16,316,965)	$—	$4,781,030

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(320,736)	$(574,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	218,451	323,243
Common stock issued for services	24,889	489
Compensation expense recorded for stock options issued	38,118	16,439
Non —cash costs associated with exit or disposal activities	49,296	—
Increase in allowance for doubtful accounts	35,500	—
Amortization of deferred financing costs	—	24,355
Changes in operating assets and liabilities:
Trade and other receivables, net	(43,961)	182,870
Inventories	396,449	(336,056)
Prepaid expenses and other assets, net	6,043	107,297
Accounts payable	24,864	231,460
Accrued payroll and related liabilities	8,920	(41,641)
Accrued interest and other liabilities	(49,653)	(167,974)

Net cash provided by (used in) operating activities	388,180	(234,512)

Cash flows provided by (used in) investing activities:
Proceeds from sale of equipment	—	111,018
Additions to equipment	(132,957)	(75,954)
Net cash provided by (used in) investing activities	(132,957)	35,064

Cash flows provided by (used in) financing activities:
Increase (decrease) in amount due to factor	(791,325)	(308,125)
Increase (decrease) in inventory loan	(163,460)	(117,675)
Proceeds from issuance of common stock, net of financing costs	810,637	1,404,519
Proceeds received from revolving line of credit	5,226,752	—
Payment for redemption of convertible preferred stock	—	(50,000)
Payments on revolving line of credit	(5,253,596)	—
Payments on notes payable	(98,406)	(67,632)
Payments on capital lease obligations	(67,642)	(74,577)
Net cash provided by (used in) financing activities	(337,040)	786,510

Net increase (decrease) in cash and cash equivalents	(81,817)	587,062
Impact of exchange rate changes on cash	—	5,105
Cash and cash equivalents at beginning of period	1,095,239	494,096
Cash and cash equivalents at end of period	$1,013,422	$1,086,263
Supplemental cash flow disclosures:
Cash paid for interest	$107,375	$177,697
Noncash investing and financing activities
Issuance of warrants for license	$—	$3,412
Issuance of stock for license	$—	$1,377
Equipment acquired under capital leases	$74,313	$226,057
Conversion of redeemable common stock to note payable	$—	$125,000
Warrant extensions as a result of note modification	$—	$36,886
Accreted dividends on redeemable common and redeemable preferred stock	$15,079	$16,409

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

(b)                                 Recent Developments

The 2011 Incentive Compensation Plan

On January 17, 2012, the shareholders approved the 2011 Incentive Compensation Plan (the “2011 Incentive Plan”), which had been previously approved by the Board of Directors and became effective on September 7, 2011. The 2011 Incentive Plan authorizes the issuance of qualified performance-based compensation awards which meet the requirements of Section 162(m) of the Code regarding deductibility of executive compensation. Section 162(m) generally limits to $1 million the amount that a publicly held corporation is allowed to deduct each year for the compensation paid to certain “covered employees.”  “Qualified performance-based compensation” is not subject to the $1 million deduction limit.  A “covered employee” is any employee who as of the close of the tax year is the principal executive officer of the corporation or whose total compensation for that taxable year is required to be reported to shareholders under the Exchange Act by reason of such employee being among the three highest compensated officers for the tax year (other than the principal executive officer or the principal financial officer).

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

The Third Amended and Restated Employee Stock Purchase Plan

On January 17, 2012, the shareholders approved the Third Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board of Directors and became effective on January 1, 2012.. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Code and will provide eligible employees with an opportunity to purchase shares of Company common stock, $0.001 par value (the “Common Stock”) through payroll deductions. The principal provisions of the ESPP are summarized in the Company’s Proxy Statement on Schedule 14A filed on December 5, 2011, and a copy of the ESPP is attached to the Proxy Statement as Appendix B.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 820).” This ASU seeks to improve comparability, consistency, and transparency of financial reporting with respect to comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity, among other amendments. The amendments of this ASU require all non-owner changes in stockholder’s equity to be presented either in single continuous statement of comprehensive income or two separate but consecutive statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. The Company adopted this standard during the quarter ended March 31, 2012 and it did not have any material effect for the Company.

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

(c)                                  Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these unaudited consolidated financial statements. The condensed balance sheet at June 30, 2011 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  The results of operations for the three and nine months ended March 31, 2012 and March 31, 2011 are not necessarily indicative of the operating results for the full year. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly our financial position at March 31, 2012 and the results of operations and our cash flows for the three and nine months ended March 31, 2012 and March 31, 2011.

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

(f)                                    Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of March 31, 2012 or March 31, 2011. Components of inventories as of March 31 and June 30 are as follows:

	March 31,	June 30,
	2012	2011
Raw materials	$507,785	$579,590
Work-in-process	979,278	1,155,596
Finished goods	916,961	1,065,287
	$2,404,024	$2,800,473

(g)                                 Equipment and Software

Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. There was $32,793 and $74,313, respectively, acquired under capital leases for the quarter and nine months ended March 31, 2012, compared to $160,051 and $226,057, respectively for the quarter and nine months ended March 31, 2011. equipment acquired under capital leases. Depreciation and amortization expense, which totaled $76,248 and $107,675 for the quarters ended March 31, 2012 and March 31, 2011, respectively, and $218,451 and $323,243 for the nine months ended March 31, 2012 and March 31, 2011, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to our web site development, our R & D statistical software, which were and are both amortized over three years, and our accounting software, which is being amortized over five years, beginning in March 2008, and additionally in March 2011.

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

On March 1, 2007, we executed an exclusive license agreement (the “License Agreement”) with Creative Clinical Concepts, Inc. (“CCC”). The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, “Aspirin Effectiveness Technology,” or the “Licensed Products”). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term

“AspirinWorks”® and related designs. As previously reported, the License Agreement required us to pay or issue certain amounts of cash, common stock, and warrants to CCC, subject to various caps. As of March 31, 2012 and March 31, 2011, we had nothing accrued with respect to the cumulative amount due to CCC. For the quarter and nine months ended March 31, 2012, we issued neither shares nor warrants to CCC versus 15,296 shares and 75,000 warrants issued in the prior year’s quarter and nine months ended March 31, 2011, pursuant to this License Agreement.

The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent (7%) of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement’s caps on payments from us to CCC do not apply to royalty payments. For the quarter and nine months ended March 31, 2012, we incurred $17,026 and $39,496, respectively of royalty expense to CCC, versus $6,376 and $19,197, respectively for the quarter and nine months ended March 31, 2011.

(i)                                    Advertising Costs

Advertising costs are expensed when incurred, and are included in selling and marketing expenses and totaled $15,176 and $7,504 for the quarters ended March 31, 2012 and March 31, 2011, respectively, and $46,116 and $30,544 for the nine month periods ended March 31, 2012 and March 31,  2011, respectively.

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

Options and warrants to purchase common stock, totaling 27,349,193 and 24,292,526 shares as of March 31, 2012 and March 31, 2011, respectively, are not included in the calculation of weighted average common shares-diluted below, as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net loss per share.

	3 Months ended March 31, 2012	3 Months ended March 31, 2011	9 Months ended March 31, 2012	9 Months ended March 31, 2011
Net loss attributable to common shareholders	$(190,067)	$(169,887)	(335,815)	$(591,404)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	45,391,935	40,918,853	40,894,847	30,982,803
Weighted average common equivalent shares issued (retired) during the period	604,663	(18,021)	3.285,533	8,923,615
Weighted average common shares — basic and diluted	45,996,598	40,900,832	44,180,380	39,906,418
Net loss per share — basic and diluted	$ *(0.00)	$ *(0.00)	$(0.01)	$(0.01)

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

(s)                                   Liquidity

At March 31, 2012, our working capital increased by $509,305 to $3,826,434 from $3,317,129 at June 30, 2011, and concurrently, our current ratio (current assets divided by current liabilities) increased from 2.54 to 1 at June 30, 2011 to 4.26 to 1 at March 31, 2012. This increase in working capital is primarily attributable to the $500,000 third tranche investment by ELITech in addition to the substantial reduction in short term borrowings as evidenced by the revolving line of credit.

At March 31, 2012, trade and other receivables were $1,562,884 versus $1,554,423 at June 30, 2011. Accounts payable, accrued payroll and other accrued expenses increased by a combined $34,510 to $1,054,596 from $1,020,086 at June 30, 2011. At March 31, 2012, inventories decreased $396,449 to $2,404,024 versus $2,800,473 at June 30, 2011.

For the nine months ended March 31, 2012, cash provided by operating activities amounted to $388,180, versus cash used by operating activities of $234,512 for the nine months ended March 31, 2011. The increase in the cash provided by operations for the current quarter resulted primarily from the substantially reduced net loss for the current period, in addition to a significant reduction in inventories.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $132,957 for the nine months ended March 31, 2012, compared to net cash provided by investing activities for the nine months ended March 31, 2011 totaling $35,064.

Net cash used by financing activities amounted to $337,040 for the nine months ended March 31, 2012 compared to net cash provided by financing activities for the nine months ended March 31, 2011 totaling $786,510. This decrease versus the comparable prior year was primarily due to the significantly lower amount of proceeds from the issuance of common stock to ELITech in the current nine month period versus the proceeds received in the prior period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,922,246 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

The $2,000,000 ELITech common stock investment in addition to the LSQ $1,500,000 July 14, 2011 credit facility, in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(t)                                    Reclassifications

Certain reclassifications have been made to the statement of operations for the three and nine months ended March 31, 2011, to conform to the March 31, 2012 presentation. Such reclassifications had no effect on the net loss for the periods.

(u)                                 Correction of Error

During the third quarter of fiscal 2012, the Company identified an error in the calculation of the ending inventory balance for the second quarter ended December 31, 2012 in which inventory was overstated by $158,416. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to the inventory balance in the second quarter. Further, the Company evaluated the materiality of the error on the results of operations for the second and third quarters of fiscal 2012, as well as the expected results of operations for the full year and concluded that the error was not material to either quarter and will not impact the full year or the trend of financial results. Accordingly, the Company corrected the ending inventory balance in the third quarter of fiscal 2012, which increased cost of sales and increased the net loss by $158,416. The nine months year to date results as of March 31, 2012 remain unchanged.

(v)                              Fair Value Measurements

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

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds	$589,925	—	—	$589,925
Total	$589,925			$589,925

3.                                      SEGMENT INFORMATION

The Company’s diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, its diagnostic medical products were sold wholesale through distributors, via its wholly owned subsidiary, Corgenix UK. However, commencing October 1, 2010, the Company began the process of winding down with the intent of eventually closing its international subsidiary, Corgenix UK, and its international product sales began to be executed solely through EliTech-UK, a wholly owned subsidiary of the ELITech Group, its master distributor. Consequently, it is no longer meaningful to organize its business around the two geographic segments of business: North American and International operations. For the quarter and nine month periods ended March 31, 2012, the Company generated sales of $240,267 and $694,618, respectively to ELITech-UK versus $252,150 and $481,862 in the prior year, with the amount receivable from ELITech-UK at March 31, 2012 amounting to $169,377 and $209,870 at March 31, 2011.

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

As of March 31, 2012, a total of 825,260 shares have been returned to us pursuant to the three notes payable. As a result, 55,022 shares are still held as collateral for the note payable.

(b)                                 Redeemable Convertible Preferred Stock

On February 3, 2009, we entered into two agreements (the “Restructuring Agreements”) to restructure the debt evidenced by convertible term notes that Truk Opportunity Fund, LLC, a Delaware company; Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”); and CAMOFI Master LDC, a Cayman Islands company, formerly named DCOFI Master LDC, (“CAMOFI”) purchased on May 19, 2005 and December 28, 2005. The Restructuring Agreements suspended all amortizing principal amount payments otherwise due under each note, beginning November 1, 2008 and ending on the earlier of (i) the first day of the month next succeeding the closing of any new financing transaction or (ii) May 1, 2009 (the “Repayment Date”), at which time payments would again have become due and payable on the first day of each subsequent month until March 31, 2012 (the “Maturity Date”). Payments would be equal to the amount of principal outstanding divided by the number of months from the Repayment Date until the Maturity Date. On the Maturity Date, the amortizing principal amount for each of the term notes and all other amounts due and owing must be repaid in full, whether by payment of cash, or at Truk’s or CAMOFI’s option, by the conversion into common stock.

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter and nine month period ended March 31, 2012, we generated $194,837 and $579,694 respectively, in R & D revenue and issued 971,524 and 2,070,909 shares respectively, under this arrangement. Also, pursuant to the 2011 Development Agreement, there was $194,837 in accounts receivable for research and development and $37,076 due with respect to stock purchase commitments owing from Wescor as of March 31, 2012 for 247,171 shares to be issued subsequent to March 31, 2012.  The $37,076 has not been recorded as of March 31, 2012.

(b)                                 Employee Stock Purchase Plan

Effective January 1, 1999, we adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of our common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2007, Shareholders approved our Second Amended and Restated Employee Stock Purchase Plan. These plans fully comply with Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In the quarter and nine months ended March 31, 2012, 83,515 and 257,917 shares respectively, were issued under the plans. In the quarter and nine months ended March 31, 2011, 1,659 and 4,942 shares respectively, were issued under the plan.

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

Stock Options as of March 31, 2012

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

Our Amended and Restated Employee Stock Purchase Plans and the 2007 and 2011 Incentive Compensation Plans (the “Plans”) provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of March 31, 2012, and changes during the nine months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2011	2,420,000	$0.30	36.2	$—
Granted	1,945,000	$0.09	73.4
Exercised	—	$—	—
Cancelled, expired or forfeited	(95,000)	$0.09	81.1
Options outstanding at March 31, 2012	4,270,000	$0.21	49.4	$—
Options exercisable at March 31, 2012	2,620,000	$0.28	34.7	$—

The total intrinsic value as of March 31, 2012 measures the difference between the market price as of March 31, 2012 and the exercise price. No options were exercised during the nine months ended March 31, 2012. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

Estimated unrecognized compensation cost from unvested stock options amounted to $90,139 as of March 31, 2012.

The weighted average per share fair value of stock options granted during the quarter ending March 31, 2012 was $0.123. The weighted average per share fair value of stock options granted during the quarter ending March 31, 2011 was $0.075. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Nine months ended
	March 31,		March 31,
Valuation Assumptions	2012	2011	2012	2011

Expected life	7years	N/A	7years	7 years
Risk-free interest rate	2.69%	N/A	2.69%	2.69%
Expected volatility	113.7%	N/A	113.7%	135.8%
Expected dividend yield	0%	N/A	0%	0%

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

The accounts receivable sold to FGI were treated as a secured borrowing. During the quarter and nine months ended March 31, 2011, we sold $207,584 of our accounts receivable invoices to FGI for approximately $176,027. Fees paid to FGI for interest and other services for the same period totaled $36,263.

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

The accounts receivable sold to Summit were treated as a secured borrowing. As the finance agreement with Summit terminated on July 14, 2011, during the nine months ended March 31, 2012 we sold $179,906 of our accounts receivable invoices to Summit for approximately $152,920. Fees paid to Summit for interest and other services for the same period totaled $12,802. For the quarter and nine months ended March 31, 2011, we sold $1,096,785 and $3,251,996 respectively, of our accounts receivable invoices to Summit for approximately $932,267 and $2,764,196. Fees paid to Summit for interest and other services for the same period totaled $40,466 and $123,315, respectively.

Other Receivables at March 31, 2011 represented the retained percentages of the factored accounts receivable. The Summit financing agreement was terminated as of July 14, 2011, pursuant to the LSQ revolving line of credit agreement, as described in Note 7 below.

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

We have used the money we received under the Loan Agreement and the Line to pay off our outstanding debt obligations to Summit, which totaled $732,894 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full. For the quarter ended March 31, 2012, LSQ funded a total of $1,958,822 under the revolving line of credit, of which $26,844 was owed to Corgenix as of March 31, 2012. Fees paid to LSQ for interest and other services for the same period totaled $8,822. For the nine months ended March 31, 2012, LSQ funded a total of $5,226,752 under the revolving line of credit. Fees paid to LSQ for interest and other services for the same period totaled $62,208.

8.                                      NOTES PAYABLE

Notes payable consist of the following at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Note payable, net of discount of $12,295, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of March 31, 2012 due in monthly installments with principal payments of $5,200 plus interest through August 2012	$18,515	$56,683

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of March 31, 2012 and June 30, 2011) due in monthly installments with principal payments of $3,804 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2012, collateralized by all assets of Corgenix

	—	25,262
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	60,656	81,800
	79,171	163,745
Current portion, net of current portion of discount	(48,914)	(98,014)
Notes payable, excluding current portion and net of long-term portion of discount	$30,257	$65,731

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

Pursuant to this plan, beginning October 1, 2010, the Company began winding down the business activities heretofore carried out by Corgenix UK and permanently closing the business on or about May 31, 2011. In order to accomplish this wind down and closing of Corgenix UK, the Company transferred one of Corgenix UK’s seven employees to ELITech UK, terminated the employment of all but two of the remaining Corgenix UK employees at March 31, 2011, retained one employee and one consultant until November 30, 2010, and retained the last remaining employee until March 31, 2011.

In connection with this reduction in workforce, the Company incurred cash charges of approximately $131,751 for one-time costs associated with the severance of these employees, which has been accounted for on a straight-line basis over the period from notification through each employee’s termination date. In addition to the above one-time charges amounting to $131,751, the Company has sold, where possible, the fixed assets, and transferred the facility lease of Corgenix UK. In that regard, the Company incurred an additional $90,237 in costs related to the loss on sale or abandonment of fixed assets, and $264,074 of charges relating to facility leases and other fixed obligations. During the nine months ended March 31, 2012, Corgenix-UK was completely liquidated and all of the costs associated with exit or disposal activities have been incurred and accounted for.

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

(c)                                  Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Total revenues. The following two tables provide the reader with further insight as to the changes of the various components of our total revenues for the comparable quarters ended March 31, 2012.

	Quarter ended March 31,		% Incr.
	2012	2011	(Decr.)
Total Revenues:
Geographical Breakdown
North America	$2,464,069	$1,554,888	58.5%
International	$253,283	$274,055	(7.6)%
Total Revenues	$2,717,352	$1,828,943	48.6%

	Quarter Ended March 31,		% Incr.
	2012	2011	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$859,599	$863,595	(0.5)%
Coagulation Sales*	$273,259	$270,817	0.9%
Aspirin Works Sales	$243,233	$91,090	167.0%
Hyaluronic Acid Sales	$234,420	$174,661	34.2%
Autoimmune Sales	$25,050	$25,215	(0.7)%
Contract Manufacturing	$582,176	$78,673	640.0%
R & D Contract	$412,821	$264,009	56.4%
Shipping and Other	$86,794	$60,883	42.6%
Total Revenues	$2,717,352	$1,828,943	48.6%

* Includes OEM Sales	$193,108	$162,895	18.5%

Cost of revenues.  Total cost of revenues, as a percentage of sales, increased to 62.74% for the quarter ended March 31, 2012 versus 51.5% for the prior fiscal year. The primary reasons for the increase for the quarter was the product sales mix, which was much more heavily weighted towards lower margin sales such as contract manufacturing, OEM sales and international product sales, in addition to the increased revenue generated from contract R & D and grants, which carries a much higher cost of revenues than do our core products. The following table shows, for the quarter ended March 31, 2012, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

As mentioned in footnote 2(u) to the financial statements, during the third quarter of fiscal 2012, the Company identified an error in the calculation of the ending inventory balance for the second quarter ended December 31, 2012 in which inventory was overstated by $158,416. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to the inventory balance in the second quarter. Further, the Company evaluated the materiality of the error on the results of operations for the second and third quarters of fiscal 2012, as well as the expected results of operations for the full year and concluded that the error was not material to either quarter and will not impact the full year or the trend of financial results. Accordingly, the Company corrected the ending inventory balance in the third quarter of fiscal 2012, which increased cost of sales and increased the net loss by $158,416.

Had the inventory error not occurred at December 31, 2011, the Company’s cost of goods sold related to the Company’s core products for the quarter ended December 31, 2011, would have been 59.1% versus the 49.9% as reported. Consequently, the net loss for the quarter ended December 31, 2011 would have been $243,774 versus the reported net loss of $85,358. Conversely, if the inventory error had not occurred, the Company’s cost of goods sold related to the Company’s core products for the quarter ended March 31, 2012 would have been 53.4% versus the 60.2% as reported. As a result, net loss for the quarter ended March 31, 2012, would have been $26,727 versus the reported net loss of $182,145. The nine months year to date results as of March 31, 2012 remain unchanged.

Quarter Ended March 31, 2012

	CORE BUSINESS	R & D AND GRANT
REVENUES	$2,304,531	$412,821
DIRECTLY RELATED COST OF REVENUES	$1,387,953	$316,818
COST OF REVENUES AS % OF TOTAL REVENUES	60.2%	76.7%

Selling and marketing expenses.  For the quarter ended March 31, 2012, selling and marketing expenses increased $140,025 or 37.8% to $510,527 from $370,502 for the quarter ended March 31, 2011. The $140,025 increase versus the prior year resulted primarily from increases of $60,480 in labor-related expenses, $27,967 in laboratory supplies, and $24,032 in trade show and travel related expenses, plus a net increase of $27,546 in other selling and marketing expenses.

Research and development expenses. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $63,014 or 18.4% to $405,583 for the quarter ended March 31, 2012, from $342,569 for the quarter ended March 31, 2011. The $63,014 increase versus the prior year resulted primarily from increases in labor-related expenses, outside services, and laboratory supplies.

General and administrative expenses. For the quarter ended March 31, 2012, general and administrative expenses increased $13,201 or 2.7% to $505,253 from $492,052 for the quarter ended March 31, 2011. This increase was primarily due to increases of $32,493 in labor related expenses and $30,692, offset by a net decrease of $79,984 in other general and administrative expenses for the period.

Interest expense. Interest expense decreased $38,955, or 71.8% to $15,337 for the quarter ended March 31, 2012, from $54,292 for the quarter ended March 31, 2011. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period plus additional interest expense in the prior year brought about by the FGI borrowings.

Nine months ended March 31, 2012 compared to nine months ended March 31, 2011

Total revenues. The following two tables provide the reader with further insight as to the changes of the various components of our total revenues for the comparable nine month periods ended March 31, 2012 and March 31, 2011.

	Nine months ended March 31,		% Incr.
	2012	2011	(Decr.)
Total Revenues:
Geographical Breakdown
North America	$6,073,875	$4,438,852	36.8%
International	$887,325	$1,154,264	(23.1)%
Total Revenues	$6,961,200	$5,593,116	24.5%

	Nine months ended March 31,		% Incr.
	2012	2011	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$2,443,497	$2,533,444	(3.6)%
Coagulation Sales*	$964,467	$986,575	(2.2)%
Aspirin Works Sales	$564,228	$271,499	107.8%
Hyaluronic Acid Sales	$645,821	$575,251	12.3%
Autoimmune Sales	$71,317	$106,693	(33.2)%
Contract Manufacturing	$863,412	$134,573	541.6%
R & D Contract	$1,051,647	$684,289	53.7%
Shipping and Other	$356,811	$300,792	18.6%
Total Revenues	$6,961,200	$5,593,116	24.5%

*	Includes OEM Sales	$671,803	$615,318	9.2%

Cost of revenues.  Total cost of revenues, as a percentage of sales, increased to 56.9% for the nine months ended March 31, 2012 versus 49.5% for the prior fiscal year. The primary reasons for the increase for the nine months was the product sales mix, which was much more heavily weighted towards lower margin sales such as contract manufacturing, OEM sales and international product sales, in addition to the increased revenue generated from contract R & D and grants, which carries a much higher cost of revenues than do our core products. Also, it’s important to note that the current nine month period entailed nine months of international sales to ELITech-UK as our Master Distributor as opposed to the prior year, wherein we only generated sales to ELITech-UK for the second and third quarters. The following table shows, for the nine months ended March 31, 2012, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Nine months ended March 31, 2012

	CORE BUSINESS	R & D AND GRANT
REVENUES	$5,909,553	$1,051,647
DIRECTLY RELATED COST OF REVENUES	$3,176,807	$787,080
COST OF REVENUES AS % OF TOTAL REVENUES	53.8%	74.9%

Selling and marketing expenses.  For the nine months ended March 31, 2012, selling and marketing expenses increased $387,047 or 35.8% to $1,468,253 from $1,081,206 for the nine months ended March 31, 2011. The $387,047 increase versus the prior year resulted primarily from increases of, $257,356 in labor-related expenses, $24,004 in laboratory supplies, $15,572 in advertising expenses, and $74,278 in trade show and travel related expenses, plus a net increase of $15,837 in other selling and marketing expenses.

Research and development expenses. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $468,957 or 90.1% to $989,664 for the nine months ended March 31, 2012, from $520,707 for the nine months ended March 31, 2011. The $468,957 increase versus the prior year resulted primarily from increases of $252,298 in labor-related expenses, $31,393 in travel-related expenses, $62,273 in consulting and outside service expense, and $129,505 in laboratory supplies, partially offset by a net decrease of $6,512 in other research and development expenses.

General and administrative expenses. For the nine months ended March 31, 2012, general and administrative expenses decreased $35,096 or 2.4% to $1,400,828 from $1,435,924 for the nine months ended March 31, 2011. The $35,096 decrease versus the prior year resulted primarily from decreases of $115,701 in Corgenix-UK general and administrative expenses, partially offset by a net increase of $80,605 in other general and administrative expenses.

Interest expense. Interest expense decreased $104,623, or 50.0% to $104,444 for the nine months ended March 31, 2012, from $209,067 for the nine months ended March 31, 2011. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period plus additional interest expense in the prior year brought about by the FGI borrowings.

(d)                                 ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, non cash expense associated with stock-based compensation and the one-time costs associated with exit or disposal activities (“Adjusted EBITDA”) decreased $163,695 or 185.4% to a negative $75,416 for the quarter ended March 31, 2012 compared with $88,279 for the corresponding three month period in fiscal 2011. For the nine month period ended March 31, 2012, adjusted EBITDA decreased $344,114 or 80.8% to $81,783 compared with $425,897 for the corresponding nine month period ended March 31, 2011. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended March 31, 2012	3 Months ended March 31, 2011	9 Months ended March 31, 2012	9 Months ended March 31, 2011
RECONCILIATION OF ADJUSTED EBITDA:
Net loss	$(185,145)	$(164,809)	$(320,736)	$(574,994)

Add back:
Depreciation and amortization	76,248	107,675	218,451	323,243
Stock-based compensation expense	18,280	5,645	63,007	16,928
Interest expense, net of interest income	15,201	54,090	103,859	208,403
Costs associated with exit or disposal activities	—	85,678	17,202	452,317
Adjusted EBITDA	$(75,416)	$88,279	$81,783	$425,897

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

On October 4, 2010, Corgenix UK entered into a letter agreement with Faunus Group International, Inc. (“FGI”), pursuant to which, among other things, Corgenix UK and FGI agreed to terminate that certain Receivables Finance Agreement dated March 29, 2010 by and between Corgenix UK and FGI (as amended, the “Agreement”), effective as of March 31, 2012.

Under the Agreement, Corgenix UK agreed to sell to FGI all of Corgenix UK’s right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts.  In exchange, FGI advanced funds to the Company.

Contemporaneously with the termination of various agreements with CAMOFI and FGI referenced earlier in this report,, each of following agreements were terminated effective as of March 31, 2012: (a) Guaranty dated March 29, 2010 by and between the Company and FGI, (b) Guaranty dated March 29, 2010 by and between Corgenix Inc. and FGI, and (c) Debenture Agreement dated March 29, 2010 by and between Corgenix UK and FGI.  Corgenix UK paid FGI a termination fee of $25,000.

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

(f)                                   Liquidity and Capital Resources

At March 31, 2012, our working capital increased by $509,305 to $3,826,434 from $3,317,129 at June 30, 2011, and concurrently, our current ratio (current assets divided by current liabilities) increased from 2.54 to 1 at June 30, 2011 to 4.26 to 1 at March 31, 2012. This increase in working capital is primarily attributable to the $500,000 third tranche investment by ELITech in addition to the substantial reduction in short term borrowings as evidenced by the revolving line of credit.

At March 31, 2012, trade and other receivables were $1,562,884 versus $1,554,423 at June 30, 2011. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $34,510 to $1,054,595 from $1,020,086 at June 30, 2011. At March 31, 2012, inventories decreased $396,449 to $2,404,024 versus $2,800,473 at June 30, 2011.

For the nine months ended March 31, 2012, cash provided by operating activities amounted to $388,180, versus cash used by operating activities of $234,512 for the nine months ended March 31, 2011. The increase in the cash provided by operations for the current quarter resulted primarily from the substantially reduced net loss for the current period, in addition to a significant reduction in inventories.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $132,957 for the nine months ended March 31, 2012, compared to net cash provided by investing activities for the nine months ended March 31, 2011 totaling $35,064.

Net cash used by financing activities amounted to $337,040 for the nine months ended March 31, 2012 compared to net cash provided by financing activities for the nine months ended March 31, 2011 totaling $786,510. This decrease versus the comparable prior year was primarily due to the significantly lower amount of proceeds from the issuance of common stock to ELITech in the current nine month period versus the proceeds received in the prior period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,922,246 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter and nine months ended March 31, 2012, we issued 971,524 and 2,070,909 shares, respectively, under this arrangement. The proceeds have been used for general working capital purposes.

Item 3.                               Defaults Upon Senior Securities

None

Item 4.                               Mine Safety Disclosure

Not applicable

Item 5.                               Other Information

None

Item 6.                               Exhibits

a.              Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

10.1	Third Amended & Restated Employee Stock Purchase Plan filed with the Company’s Schedule 14A filed on December 5, 2011.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Furnished electronically with this report.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

May 14, 2012	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)