Form 10-K
period 2012-06-30
CORGENIX MEDICAL CORP/CO
filed 2012-09-27
CIK 1063665

Use these links to rapidly review the document

Consolidated Financial Statements June 30, 2012 and 2011

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        The issuer's revenues for its most recent fiscal year were: $9,289,358

        The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer was $2,539,829 as of June 30, 2012, the most recent second fiscal quarter, based on the closing price of $0.10 as reported on the OTCBB on June 30, 2012.

        The number of shares of Common Stock outstanding was 48,003,705 as of September 16, 2012.

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
June 30, 2012
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

  •
  Outside of North America, prior to October 1, 2010, we sold our products through Corgenix UK (formerly REAADS Bio Medical Products, UK Limited), our own wholly owned subsidiary ("Corgenix UK"). Corgenix UK also managed the remainder of our international business, selling our products through independent distributors worldwide. On October 1, 2010 we transferred our international business to the ELITech Group ("ELITech") which now serves as our international master distributor, selling our products through its wholly owned subsidiaries in addition to numerous independent distributors.

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

  •
  Contract Manufacturing Agreements—We provide contract manufacturing services to other diagnostic and life science companies. Our most significant Contract Manufacturing customers are BG Medicine and DiaDexus.

  •
  Contract R&D Agreements—We provide contract product development services to strategic partners and alliances. Our most significant Contract R &D customers include ELITech, Tulane University ("Tulane") and the National Institutes of Health ("NIH").

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

Recent Developments

  The 2011 Incentive Compensation Plan

        On January 17, 2012, the shareholders approved the 2011 Incentive Compensation Plan (the "2011 Incentive Plan"), which had been previously approved by the Board of Directors. The 2011 Incentive Plan authorizes the issuance of qualified performance-based compensation awards which meet the requirements of Section 162(m) of the Code regarding deductibility of executive compensation. Section 162(m) generally limits to $1 million the amount that a publicly held corporation is allowed to deduct each year for the compensation paid to certain "covered employees." "Qualified performance-based compensation" is not subject to the $1 million deduction limit. A "covered employee" is any employee who as of the close of the tax year is the principal executive officer of the corporation or whose total compensation for that taxable year is required to be reported to shareholders under the Exchange Act by reason of such employee being among the three highest compensated officers for the tax year (other than the principal executive officer or the principal financial officer).

        To qualify as "qualified performance-based compensation," certain criteria must be satisfied and the material terms under which the compensation is to be paid, including the performance goals, must be disclosed to, and approved by, shareholders before the compensation is paid. Generally, shareholders are required to re-approve the criteria and the material terms of the plan every five years. The 2011 Incentive Plan will enable the Compensation Committee to grant qualified performance-based compensation awards under the 2011 Incentive Plan that will be exempt from the deduction limits of Section 162(m) of the Code for five years. There is no present intent to grant awards that would exceed the 162(m) limits.

        A summary of the 2011 Incentive Plan is included in the Company's Proxy Statement in Schedule 14A filed on December 5, 2011, and a copy of the 2011 Incentive Plan is attached to the Proxy Statement as Appendix A.

  The Third Amended and Restated Employee Stock Purchase Plan

        On January 17, 2012, the shareholders approved the Third Amended and Restated Employee Stock Purchase Plan (the "ESPP"), which had been previously approved by the Board of Directors. The ESPP is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Code and will provide eligible employees with an opportunity to purchase shares of Company common stock, $0.001 par value (the "Common Stock") through payroll deductions. The principal provisions of the ESPP are summarized in the Company's Proxy Statement on Schedule 14A filed on December 5, 2011, and a copy of the ESPP is attached to the Proxy Statement as Appendix B.

  The ELITech Third Tranche

        On September 16, 2011, we received $500,000 from Wescor, pursuant to the Third Tranche under the Common Stock Purchase Agreement. Pursuant to this additional $500,000 investment, Wescor was issued 3,333,334 shares of our common stock valued at $0.15 per share. For no additional consideration, we also issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

  The ELITech 2011 First Amended Joint Product Development Agreement

        On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the "2011 Development Agreement") with ELITech and Wescor, a wholly owned subsidiary of ELITech located in Utah.

        ELITtech and its affiliates, including Wescor, are worldwide manufacturers and distributors of IVD equipment, chemical analyzers and reagents. We entered into a Joint Product Development Agreement with ELITech on July 16, 2010, (the "2010 Development Agreement", or, the "Agreement") for the purpose of establishing a product co-development relationship with respect to our immunoassays (the "Corgenix Assays"). The parties entered into the 2011 Development Agreement to replace the 2010 Development Agreement in order to further expand and improve the product co-development relationship and technology development efficiency, whereby existing Corgenix Assays may be modified and new Corgenix Assays may be developed and commercialized by ELITech and its affiliates as part of a system that includes ELITech's analyzers, and, in certain situations, also commercialized by us through our existing distribution channels.

        The 2011 Development Agreement defines two phases of development effort. Phase I entails the sharing and licensing of existing Corgenix Assay technology to facilitate modification thereof for use in ELITech analyzers. Phase II is focused on the development of new Corgenix Immmunoturbidimetry ("Corgenix IT Assays") for use in ELITech analyzers. Each new Corgenix IT Assay and ELITech system/analyzer effort will be treated as a separate project having a specific development plan, budget and supply arrangements, and pricing, performance and acceptance criteria.

        Each phase of the development work will be managed by an executive committee comprised of six (6) members, three (3) appointed by us and three (3) by ELITech. The executive committee shall meet monthly and manage all aspects of the development efforts including project and work group definition, intellectual property protection, scheduling, budgeting, regulatory approval and so forth.

        Each party and its affiliates will retain ownership of its pre-existing or independently developed intellectual property as well as any intellectual property developed solely by its personnel as part of a joint development program. All solely owned intellectual property will be licensed to the other party (without the right to sublicense) for purposes of developing and commercializing the new Corgenix Assays and new Corgenix IT Assays. Intellectual property developed by the combined efforts of the parties shall be owned jointly without restriction on use. However, ELITech will have sole ownership of intellectual property related to any system (i.e., the combination of assays developed under the Development Agreement when applied to an ELITech analyzer) developed under the Agreement, and for a period of the earlier of either five (5) years from the effective date or three (3) years after the sale of the first product, Corgenix agrees not to develop or commercialize any new competitive product. Corgenix will manufacture Corgenix Assays during Phase I and have a right of first refusal to manufacture new Corgenix IT Assays developed during Phase II for a period of three (3) years following the date of first commercialization. However, ELITech and Wescor may elect to manufacture new Corgenix Assays for use in one of ELITech's new systems. Manufacturing will be in accordance with manufacturing and supply agreements having terms and conditions to be agreed upon by the parties.

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

        Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. We will invoice Wescor monthly in an amount equal to sixty percent (60%) of our actual development costs related to the new IT assays plus budgeted development-related overhead mutually agreed upon by the parties. Concurrently therewith, we will grant Wescor the right to purchase shares of our common stock at a par value of $0.001 per share in a total amount to equal sixty-six and 7/10 percent (66.7%) of the amount of each invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days. We will pay ELITech a royalty of seven percent (7%) of net product sales of new IT Assays sold by us to any party other than ELITech. For the fiscal year ended June 30, 2012, we generated $793,356 in R & D revenue and issued 2,577,707 shares under this arrangement. Also, pursuant to the 2011 Development Agreement, there was $213,663 in accounts receivable for research and development and $107,191 due with respect to stock purchase commitments owing as of June 30, 2012, for 950,083 shares to be issued subsequent to June 30, 2012.

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

        Interest accrues on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day, or 15.7% per annum.

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

        We have used the money we received under the Loan Agreement and the Line to pay off our outstanding debt obligations to Summit Financial Resources, L.P. ("Summit"), which totaled $732,487 as of July 14, 2011, which was the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full.

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

  •
  In fiscal 2012, we made significant advances on our joint product development partnership program with ELITech, and are working to identify new opportunities for fiscal 2013.

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

        To extend the product offering for current product lines, and to complement our premium priced, existing assays, we continue to plan to add products from strategic partners. Our current product menu, commercialized under the trademarks "REAADS" and "Corgenix," includes the following:

  Autoimmune Disease Products

        Our ELISA Autoimmune Disease Product line consists of twenty-one products, including tests for antinuclear antibodies (ANA) screening, dsDNA, Sm, SM/RNP, SSA, SSB, Jo-1, Scl-70, Histones, Centromere, Mitochondria, MPO, PR3, Thyroglobulin, LKM-1, anti Ribosomal P, BP-180, DSG-1, DSG-3, anti-polymer antibodies and thyroid peroxidase. In the fiscal year ended June 30, 2012, these products represented approximately 1.7% of our total product sales.

        These products are manufactured for us by other companies and sold by us through our distribution network. The products are used for the diagnosis and monitoring of autoimmune diseases, including RA, SLE, Mixed Connective Tissue Disease, Sjogren's Syndrome, Dermatopolymyositis and Scleroderma.

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

  Vascular Disease; Antiphospholipid Antibody Testing Products

        We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2012 represented approximately 58.5% of our total product sales. These include: aCL IgG, IgA, and IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-ß2-Glycoprotein I ("aß2GPI") IgG, aß2GPI IgA, and aß2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

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

  Vascular Disease: Bleeding/Clotting Risk Factors

        We market twenty tests for bleeding and clotting risk factors, which in the fiscal year ended June 30, 2012, represented approximately 23.8% of our total product sales. We manufacture five products, and market others which are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, and Collagen Binding Assay.

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

  AspirinWorks

        The AspirinWorks® Test Kit is a simple urine test that measures an individual's response to aspirin dosage and allows physicians to adjust the dosage or recommend alternative therapy. AspirinWorks® sales represented approximately 16.2% of our total product sales in fiscal 2012. Recent reports indicate that up to 25% of individuals may be non-responsive to aspirin's benefits, and are more than three times more likely to die from heart disease.

  Liver Disease Products

        We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format which in the fiscal year ended June 30, 2012 represented approximately 14.9% of our total product sales. Hyaluronic Acid is a component of the matrix of connective tissues, found in synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and leaks into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease, particularly Hepatitis C and non alcoholic fatty liver disease, due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement.

  Instrumentation

        We purchase laboratory ELISA instrumentation from other companies which we then commercialize to our U.S. customers, primarily using reagent rental agreements in which the instrument is bundled together with our diagnostic kits. In order to qualify for these systems, the customers must contractually commit to purchase a minimum number of our products over a set period of time, generally three years. In some cases we sell the instruments outright without encumbering with reagent purchase.

  Technology

        Our ELISA application technology was developed to provide the clinical laboratory with a highly sensitive, specific, and objective technology to measure clinically relevant antibodies in patient serum samples. High levels of these antibodies are frequently found in individuals suffering from various immunological diseases, and their serologic determination is useful not only for specific diagnosis but also for assessing disease activity and/or response to treatment. To accomplish these objectives, our current product line applies the ELISA technology in a 96-Microplate format as a delivery system. ELISA provides a solid surface to which purified antigens are attached, allowing their interaction with specific auto antibodies during incubation. This antigen- antibody interaction is then objectively measured by reading the intensity of color generated by an enzyme-conjugated secondary antibody and a chemical substrate added to the system.

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

        We also have implemented immunoturbidimetry ("IT") and lateral flow immunoassay platforms ("LFI"). IT is a commonly used laboratory platform which employs antibody coated latex particles. Products configured with this technology are typically performed on automated chemistry analyzers, resulting in more automated capability which is useful when patient testing volumes are relatively high. IT products must be performed in a laboratory setting by trained personnel, and the results obtained are typically quantitative. LFI is a laboratory testing methodology designed for testing of a single patient sample at a time. The LFI platform consists of biological reagents built into a dipstick type configuration to which a patient sample (blood, urine, etc) is applied with qualitative results obtained a matter of a few minutes. While many products using LFI technology are run by trained personnel in laboratory settings, they can also used outside of the laboratory in home or field use by untrained personnel. Most commercial home pregnancy tests use this technology.

  Sales and Marketing

        We primarily market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in North America through sales representatives (both employees and independent contractors) and through several small independent distributors. Internationally, our labeled products are sold through our Master Distributor, ELITech, who distributes our products to established diagnostic companies throughout the world We have also established private label product agreements with several U.S. and European companies. For the fiscal year ended June 30, 2012, international core product sales represented approximately 21.0% of the Company's total core product sales.

        We have an active marketing and promotion program for our diagnostic testing products. We publish technical and marketing promotional materials, which we distribute to current and potential customers. We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals. In fiscal 2012 we published three papers in peer-reviewed journals, and offered technical and medical presentations at three scientific meetings.

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

        Our ELISA manufacturing operations are fully integrated and consist of raw material purification, reagent and Microplate processing, filling, labeling, packaging and distribution. We have considerable experience in manufacturing our products using our proprietary technology. We continue to see increases in the demand for our products and have increased our manufacturing capability to meet this increased demand. We also maintain an ongoing investigation of scale-up opportunities for manufacturing to meet future requirements. We anticipate that production costs will decline as more products are added to the product menu in the future, permitting us to achieve greater economies of scale as higher volumes are attained.

        As a result of the Contract R&D collaborations, we are expanding our production operation to manufacture products in other delivery platforms. These include production of products in a Lateral Flow Immunoassay format, and products in an Immunoturbidimetry format. For the fiscal year ended June 30, 2012, sales of products utilizing these additional formats were immaterial.

        We have registered our facility with the FDA.

  Quality System Regulations Requirements for Our Products

        In April 1999, we received ISO 9001:1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002, received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America. We have been re-certified annually since 2002. In fiscal 2012, we certified to ISO 13485:2003.

  Corgenix's Manufacturing Process Begins With the Qualification of Raw Materials

        Our manufacturing process begins with the qualification of raw materials. The microplates are then coated and bulk solutions prepared. The components and the microplates are checked for their ability to meet pre-established specifications by our quality control department. If required, adjustments in the bulk solutions are made to provide optimal performance and lot-to-lot consistency. The bulk solutions are then dispensed and packaged into planned component configurations. The final packaging step in the manufacturing process includes kit assembly, where all materials are packaged into finished product. The finished kit undergoes one final performance test by our quality control department. Before product release for sale, our quality assurance department must verify that all quality control testing and manufacturing processes have been completed, documented and have met all performance specifications.

        The majority of raw materials and purchased components used to manufacture our products are readily available. We have established good working relationships with primary vendors, particularly those that supply unique or critical components for our products. The components of our products include chemical, biological and packaging supplies that are generally available from several suppliers, except certain antibodies and other critical components, which we purchase from single suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of such antibodies to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for all critical raw materials and believe that we can substitute a new supplier with respect to most of our components in a timely manner. As noted above, approximately 21.0% of our product revenues are derived from sales outside of the U.S. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have "CE" marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

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

        The Master Distribution Agreement with ELITech restricts us from entering into new probate level OEM agreements without their prior written consent. Furthermore, it grants exclusive distribution rights to ELITech for our products outside of North America.

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

        Research & Development expenses consists primarily of the labor related costs, the cost of clinical studies and travel expenses, laboratory supplies and product testing expenses related to the research and development of new and existing diagnostic products. Since contract R & D and Grant related revenue has now become a more significant aspect of our business, those R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. As a result of this reclassification, only those R & D expenses, not involved in the fulfillment of specific contract R & D and Grant related contracts, are included as R & D expense in the Statement of Operations operating expense section.

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

  Vascular Disease Testing Products

        We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. We have been developing products in the area of Oxidized LDL, a technology that assesses arterial thrombosis and atherosclerosis. Our technology, which we have trademarked "AtherOx," has the potential to significantly alter the standard of lipoprotein testing and cardiovascular risk assessment. In Fiscal 2012, we further advanced the development of the AtherOx technology, focusing on enhanced stability, manufacturing processes and generation of additional clinical data.

  Immunoturbidimetry

        As part of our Joint Product Development program with ELITech, we are developing a line of immunoturbidimetry products for use with the ELITech clinical chemistry systems. This program includes modification of some of our current products into the new format, as well as development of new innovative tests.

  Viruses and Emerging Pathogens

        We have established a strategic collaboration with Tulane and other industry and academic partners, to develop a group of products to detect certain viruses identified as potential bio-terrorism agents. The work is primarily being done under various US Government grants and contracts. We are continuing to seek additional opportunities to expand this program to include other infectious agents in various delivery formats.

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

        Our primary competitors include the Werfin Group, DIASORIN, Diagnostica Stago, Helena Laboratories Corporation (an existing licensee of Corgenix technology), Hemagen Diagnostics, and IVAX Diagnostics (Diamedix). We compete against these companies and others on the basis of product performance, customer service, and price.

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

        Patent applications in the U.S. are maintained in secrecy until patents are issued. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In fiscal 2012, the Company did not incur any costs to defend our patents. See "Part II. Item 6. Management's Discussion and Analysis—Forward Looking Statements and Risk Factors—Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

        We have registered our trademark "REAADS" on the principal federal trademark register and with the trademark registries in many countries of the world and it will expire September 28, 2017, unless renewed. The trademark "Corgenix" was approved in September 2000, has been extended and, if not renewed, will expire in 2021. We have registered the trademark "AtherOx", and it will expire January 8, 2018, unless an affidavit of continuing use is filed at that time. Finally, the Company has filed new applications for registration of the trademarks "ReLASV, ReMARB, ReEBOV, and ReDENV for use in connection with its immunodiagnostic assay medical kits for detecting the presence of immune complexes in body fluids.

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

        The majority of our product sales, approximately 60% for the fiscal year ended June 30, 2012 and 65% for the fiscal year ended June 30, 2011, were products that utilized our proprietary technology and were marketed under our REAADS trademark.

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

  Employees

        As of June 30, 2012, we employed 48 employees worldwide (40 employees in 2011). Of the current 48 employees, 47 are full-time, and one is part time. Of these, five hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.

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

        We have historically entered into research and development agreements with collaborative partners, from which we derived revenues in past years. Pursuant to these agreements, our collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of our products. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could be forced to undertake such activities entirely at our own expense. The amount and timing of resources that any of these partners devotes to these activities may be based on progress by us in our product development efforts. Collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair our ability to deliver products on a timely basis.

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

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $14,205,212 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. We believe that our current working capital in addition to the $2,000,000 ELITech common stock investments and the LSQ $1,500,000 July 14, 2011 revolving credit facility, when considered in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

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

Item 3.    Legal Proceedings.

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the OTC Bulletin Board® under the symbol "CONX." On June 30, 2012, the closing price of our common stock on the OTC Bulletin Board® as reported by the OTC Bulletin Board® was $0.104. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board®.

	Stock Price Ranges
Stock Price Dates	High	Low
Fiscal Year 2012
Quarter Ended:
September 30, 2011	$0.10	$0.08
December 31, 2011	$0.18	$0.10
March 31, 2012	$0.17	$0.11
June 30, 2012	$0.14	$0.10
Fiscal Year 2011
Quarter Ended:
September 30, 2010	$0.12	$0.09
December 31, 2010	$0.14	$0.08
March 31, 2011	$0.12	$0.08
June 30, 2011	$0.12	$0.08

        On June 30, 2012, there were 83 holders of record of our Common Stock.

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

        On September 16, 2011 we received the $500,000 from Wescor, pursuant to the Third Tranche under the Common Stock Purchase Agreement. In exchange for this additional $500,000 investment, Wescor was issued 3,333,334 shares of our common stock valued at $0.15 per share. For no additional consideration, we also issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

        On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the "2011 Development Agreement") with ELITech and Wescor. Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the fiscal year ended June 30, 2012, we generated $793,356 in R & D revenue and issued 2,577,707 shares under this arrangement. Also, pursuant to the 2011 Development Agreement, there was $213,663 in accounts receivable for research and development and $107,191 due with respect to stock purchase commitments owing from Wescor as of June 30, 2012 for 950,083 shares to be issued subsequent to June 30, 2012. The $107,191 has not been recorded as of June 30, 2012.

        The shares and warrants offered under the Common Stock Purchase Agreement and the First Amended Joint Product Agreement have not been registered under the Securities Act of 1933, as amended ("Securities Act"). The offer of such securities is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act. A Form D was filed by the Company reporting additional information regarding the sale of the securities. The warrants offered by the Company to Wescor, under each Tranche in the Common Stock Purchase Agreement, give Wescor the right to purchase up to a total of 6,666,667 shares of the Company's common stock, $.001 par value, exercisable at $0.15 per share, with each warrant expiring after five years from the date of issuance.

Corgenix Purchase of Equity Securities*

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 2011	27,508	$0.568	—	—
August 2011	27,508	$0.568	—	—
September 2011	27,508	$0.568	—	—
December 2011	27,508	$0.568	—	—
February 2012	27,508	$0.568	—	—
June 2012	27,508	$0.568	—	—

Total	165,048	$0.568	—	27,514

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

        We have generated revenues over the past 22 years primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners. There can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

  Recently Issued Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 820)." This ASU seeks to improve comparability, consistency, and transparency of financial reporting with respect to comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, among other amendments. The amendments of this ASU require all non-owner changes in stockholder's equity to be presented either in single continuous statement of comprehensive income or two separate but consecutive statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-05 is not expected to have any effect for the Company.

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities (Topic 210). This ASU seeks to enhance current disclosures and increase the comparability of Balance Sheets prepared on the basis of U.S. generally accepted accounting principles and those prepared on the basis of International Financial Reporting Standards, by requiring all entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. This ASU is effective for fiscal years and interim periods beginning after January 1, 2013. The adoption of ASU 2011-11 is not expected to have any effect for the Company.

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

        R & D expense consists primarily of the labor related costs, the cost of clinical studies and travel expenses, laboratory supplies and product testing expenses related to the research and development of new and existing diagnostic products. During the current fiscal year, since contract R & D and Grant related revenue has become a more meaningful aspect of our business, the R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Revenue from research and development contracts, as noted above, represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2012 and 2011 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Research and development contracts are generally short and intermediate term with options to extend, and can be cancelled under specific circumstances.

        Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

  Results of Operations

  Year Ended June 30, 2012 compared to 2011

        Net sales.    The following two tables provide the reader with further insight as to the changes of the various components of our sales for the comparable fiscal years ended June 30, 2012 and June 30, 2011.

	Fiscal Year Ended June 30,
			% Incr. (Decr.)
	2012	2011
Sales:
Geographical Breakdown
North America	$8,113,535	$6,483,193	25.2%
International**	$1,175,823	$1,458,383	(19.4)%

Total Sales	$9,289,358	$7,941,576	17.0%

	Fiscal Year Ended June 30,
			% Incr. (Decr.)
	2012	2011
Sales:
By Category
Phospholipid Sales*	$3,279,274	$3,385,193	(3.1)%
Coagulation Sales*	$1,334,404	$1,321,289	1.0%
Aspirin Works Sales	$905,221	$412,126	119.7%
Hyaluronic Acid Sales	$834,342	$782,783	6.6%
Autoimmune Sales	$93,675	$126,638	(26.0)%
Contract Manufacturing	$1,011,640	$355,459	184.6%
R & D Contract	$1,380,311	$1,150,295	20.0%
Shipping and Other	$450,491	$407,793	10.5%

Total Sales	$9,289,358	$7,941,576	17.0%

* Includes OEM Sales	$844,440	$858,922	(1.7)%

**
Partially due to the transfer of the international business to ELITech in October 2010.

        Cost of revenues.    Total cost of revenues, as a percentage of sales, were 57.6% for the fiscal year ended June 30, 2012 versus 50.5% for the prior fiscal year. The primary reason for the increased percentage of cost of revenues for the current fiscal year was the change in product mix. Compared to fiscal 2011, fiscal 2012 revenues were more heavily weighted towards lower margin sales areas such as contract manufacturing, OEM sales and international product sales. In addition, revenue generated from contract R & D and grants increased in fiscal 2012, and also carry a much higher cost of revenues than do our core products. The following table shows, for the fiscal year ended June 30, 2012, the composition of the cost of revenues, between the cost of revenues related to our core business and that related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Fiscal Year Ended June 30, 2012

	CORE BUSINESS	R & D AND GRANT	TOTAL
SALES/REVENUES	$7,909,047	$1,380,311	$9,289,358
DIRECTLY RELATED COST OF REVENUES	$4,310,071	$1,044,924	$5,354,995
COST OF REVENUES AS % OF REVENUES	54.5%	75.7%	57.6%

Fiscal Year Ended June 30, 2011

	CORE BUSINESS	R & D AND GRANT	TOTAL
SALES/REVENUES	$6,791,281	$1,150,295	$7,941,576
DIRECTLY RELATED COST OF REVENUES	$3,230,475	$781,909	$4,012,384
COST OF REVENUES AS % OF REVENUES	47.6%	68.0%	50.5%

        Selling and marketing expenses.    For the fiscal year ended June 30, 2012, selling and marketing expenses increased $460,106 or 29.9% to $1,996,989 from $1,536,883 in fiscal 2011. The $460,106 increase versus the prior year resulted primarily from increases of $331,668 in labor-related expenses, $81,142 in travel and trade show-related expenses, $42,738 in royalty expenses, and $4,558 in other selling and marketing expenses.

        Research and development expenses.    Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $608,404 or 77.6% to $1,392,808 for the fiscal year ended June 30, 2012, from $784,404 for the fiscal year ended June 30, 2011. The $608,404 increase versus the prior year resulted primarily from the ELITech joint product development initiatives which generated increases of $287,366 in labor-related expenses, $198,945 in laboratory supplies, $69,368 in consulting and outside service expenses, $36,785 in travel-related expenses, and $15,940 in other research and development expenses.

        General and administrative expenses.    For the fiscal year ended June 30, 2012, general and administrative expenses increased $41,596 or 2.3% to $1,889,318 from $1,847,722 in fiscal 2011. The $41,596 increase versus the prior year resulted primarily from an increase of $64,998 in labor-related expenses, $66,821 in bad debt expense, and $64,935 in consulting and outside services expense, partially offset by a net decrease of $155,158 in other general and administrative expenses.

        Interest expense.    Interest expense decreased $135,691 or 52.6%, to $122,263 for the fiscal year ended June 30, 2012, from $257,954 in fiscal 2011. This substantial reduction in interest expense was primarily due to the considerably lower borrowings for the current fiscal year.

  EBITDA

        The Company's earnings before interest, taxes, depreciation, amortization, costs associated with exit or disposal activities, and non cash expense associated with stock-based compensation ("Adjusted EBITDA") decreased $874,945 or 111.1% to a negative $87,690 for the fiscal year ended June 30, 2012 compared with $787,255 for the prior fiscal year ended June 30, 2011. The primary reasons for the substantial decrease in Adjusted EBITDA for the current fiscal year were the significantly larger net loss for the current period along with reduced add backs such as depreciation expense and costs associated with exit and disposal activities. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company's ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net loss as shown on the accompanying Statement of Operations can be made by eliminating depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense, if any, from the net loss and further eliminating any interest income from said net loss as in the following table:

	Fiscal Year Ended June 30,
	2012	2011
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$(603,702)	$(393,065)
Add back:
Depreciation and Amortization	292,610	414,584
Stock-based compensation expense	84,611	22,573
Interest income	(674)	(853)
Interest expense	122,263	257,954
Costs associated with exit or disposal activities	17,202	486,062

Adjusted EBITDA	$(87,690)	$787,255

  Financing Agreements

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

        We have used the money we received under the Loan Agreement and the Line to pay off our outstanding debt obligations to Summit Financial Resources, L.P. ("Summit"), which totaled $732,894 as of July 14, 2011, which was the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full.

        In accordance with the July 10, 2010 Common Stock Purchase Agreement with ELITech and Wescor, Wescor purchased $2,000,000 of the Company's common stock in three installments or tranches, and received warrants to purchase additional shares. Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company's common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. Pursuant to the Second Tranche of the Common Stock Purchase Agreement, Wescor invested $250,000 to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 833,333 shares at $0.15 per share. Pursuant to the Third Tranche of the Common Stock Purchase Agreement, In July 2011, Wescor invested $500,000 to purchase 3,333,334 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share.

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

  Liquidity and Capital Resources

        At June 30, 2012, our working capital increased by $327,509 to $3,644,638 from $3,317,129 at June 30, 2011, and concurrently, our current ratio (current assets divided by current liabilities) increased from 2.54 at June 30, 2011 to 4.16 at June 30, 2012. This increase in working capital is primarily attributable to the $2,000,000 strategic investments by ELITech in 2010 and 2011 in addition to their ongoing additional R & D funding.

        At June 30, 2012, trade and other receivables were $1,414,575 versus $1,554,423 at June 30, 2011. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $14,780 from June 30, 2011. At June 30, 2012, inventories were $2,118,669 versus $2,800,473 at June 30, 2011. This substantial decrease occurred as a result of a concerted effort to better manage the company's purchasing practices in addition to the streamlining of the manufacturing process related to certain products.

        For the fiscal year ended June 30, 2012, cash provided by operating activities amounted to $604,536, versus $402,019 used by operating activities for the fiscal year ended June 30, 2011. The

$604,536 cash provided by operating activities was primarily attributable to the substantial reduction in inventories and accounts receivable during the current fiscal year. The $604,536 cash provided by operating activities less the $184,500 of cash used by investing activities (primarily due to the purchase of equipment, and the $266,738 net cash used by financing activities (primarily due to the payoff of the amounts due to factor, the inventory loan and the revolving line of credit in addition to the payments on notes payable and capital lease obligations), resulted in a $153,298 net increase in our cash balance as of June 30, 2012.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $14,205,212, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

        The $2,000,000 ELITech common stock investments in addition to the LSQ $1,500,000 July 14, 2011 revolving credit facility, when considered in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than the lease agreement described below.

  Contractual Obligations and Commitments

  We have the following contractual obligations and commitments as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	2 - 3 years	4 - 5 years	More than 5 years
Secured notes payable	$60,825	$41,659	$19,166	—	—
Capital lease obligations	$210,613	$123,878	$107,760	—	—
Interest on secured debt	$4,187	$3,460	$727	—	—
Interest on capital lease obligations	$21,025	$15,372	$5,653	—	—
Operating leases	$2,845,717	$432,253	$821,343	$1,262,344	$329,777

Total contractual cash obligations	$3,142,367	$616,622	$954,649	$1,262,344	$329,777

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

Changes in internal controls

        There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fiscal year ended June 30, 2012.

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

        To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in InternalControl—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2012.

        This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2012:

Name	Age	Position	Director/ Officer Since
Luis R. Lopez	64	Chief Medical Officer and Director	1998
Douglass T. Simpson	64	President and Chief Executive Officer, Director	1998
Ann L. Steinbarger	59	Senior Vice President Sales and Marketing	1998
William H. Critchfield	66	Senior Vice President Operations and Finance and Chief Financial Officer	2000
Robert Tutag	70	Director	2005
Dennis Walczewski	64	Director	2006
Stephen P. Gouze	60	Chairman of the Board	2008
Bruce A. Huebner	61	Director	2011
David Ludvigson	61	Director	2010

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

        Luis R. Lopez, M.D. served as the Chief Executive Officer and Chairman of the Board of Directors of Corgenix from May 1998 until April 2006 when his title was changed to Chairman of the Board of Directors and Chief Medical Officer. In July 2009, Dr. Lopez stepped down from his role as Chairman. From 1987 to 1990, Dr. Lopez was Vice President of Clinical Affairs at BioStar Medical Products, Inc., a Boulder, Colorado diagnostic firm. From 1986 to 1987 he served as Research Associate with the Rheumatology Division of the University of Colorado Health Sciences Center, Denver, Colorado. From 1980 to 1986 he was Professor of Immunology at Cayetano Heredia University School of Medicine in Lima, Peru, during which time he also maintained a medical practice with the Allergy and Clinical Immunology group at Clinica Ricardo Palma in Lima. From 1978 to 1980 Dr. Lopez held a fellowship in Clinical Immunology at the University of Colorado Health Sciences Center. He received his M.D. degree in 1974 from Cayetano Heredia University School of Medicine in Lima, Peru. He is a clinical member of the American College of Rheumatology, and a corresponding member of the American Academy of Allergy, Asthma and Immunology. Dr. Lopez is licensed to practice medicine in Colorado, and is widely published in the areas of immunology and autoimmune disease.

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

        Dennis Walczewski was appointed to the Company's Board of Directors in January, 2006. Mr. Walczewski's background consists of over 30 years experience in the Diagnostic and Biotechnology industries. Mr. Walczewski has held either management or executive positions in Promega, T-Cell Diagnostics, Endogen and Boehringer Manheim (now Roche). He had been employed by MBL international or MBLI for the previous ten years and through September 21, 2012, was their Chief Executive Officer. Mr. Walczewski holds a B.S. in Chemistry from Suffolk University and an MBA from Indiana Wesleyan University. Mr. Walczewski, for the past two years, has served as a Trustee of Suffolk University and is involved with the Boy Scouts of America.

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

        David Ludvigson was appointed to the Company's Board of Directors in July 2010. Mr. Ludvigson is currently President of Knight-Ludvigson Advisors, a business consultancy firm in addition to being CEO and a Director of China Stem Cells since June of 2010. From 2003 until 2009, Mr. Ludvigson was an executive with Nanogen, Inc., a molecular and point of care diagnostics company. Mr. Ludvigson joined Nanogen full-time as Executive Vice President, Chief Financial Officer and Treasurer and was appointed to the position of President and Chief Operating Officer in June, 2004. Mr. Ludvigson was a director of Nanogen from 1996 until June 2003. Prior to joining Nanogen, he was President and Chief Executive Officer of Black Pearl, Inc. ("Black Pearl"), an event-based business intelligence software company, from November 2001 until January, 2003. Prior to Black Pearl, from August 2000 to January 2001, Mr. Ludvigson was President of InterTrust Technologies, a digital rights management software company. Prior to joining InterTrust Technologies, Mr. Ludvigson was a Senior Vice President and Chief Operating Officer of Matrix Pharmaceuticals, Inc. ("Matrix") from October 1999 to August 2000. In addition, from 1998 to August 2000 he was also the Chief Financial Officer of Matrix. From February 1996 to June 1998, Mr. Ludvigson was President and Chief Operating Officer of NeTpower. From 1992 to 1995, Mr. Ludvigson was Senior Vice President and Chief Financial Officer of IDEC Pharmaceuticals. Prior to that time, he served as Senior Vice President of Sales and Marketing for Conner Peripherals and as Executive Vice President, Chief Financial Officer and a director of MIPS Computer Systems, Inc., a RISC microprocessor developer and systems manufacturer Mr. Ludvigson received a B.S. and an M.A.S. from the University of Illinois.

        Bruce Huebner was elected to the Company's Board of Directors in January, 2011. Mr. Huebner is currently Managing Director of LynxCom Partners, LLC, a healthcare consulting firm ("LynxCom"). Mr. Huebner has served as Managing Director of LynxCom since July 2010 and also served as Managing Director of LynxCom from October 2008 to October 2009 and October 2004 to May 2005. From October 2009 to June 2010, Mr. Huebner was President and Chief Executive Officer of TrovaGene, Inc., a California molecular diagnostics company. Mr. Huebner also served as President of Osmetech Molecular Diagnostics, another California molecular diagnostics company from May 2005 to July 2008. Mr. Huebner joined Nanogen in 2002 as President and Chief Operating Officer and served until September 2004. From 1996 to 2002, Mr. Huebner was the Executive Vice President and Chief Operating Officer of Gen-Probe Incorporated, a Japanese owned biotech diagnostics company ("Gen-Probe"). From 1992 to 1995 Mr. Huebner was the Vice President of Marketing and Sales for Gen-Probe. Mr. Huebner received a B.S. in Chemistry from the University of Wisconsin-La Crosse.

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

        The Audit Committee currently consists of two outside directors: Messrs. Huebner and Walczewski. Mr. William Critchfield, the Senior Vice President Operations and Finance and Chief Financial Officer, participates in Audit Committee meetings as requested. The Board has determined that Mr. Huebner qualifies as an "Audit Committee Financial Expert" as that term is defined in rules promulgated by the Securities and Exchange Commission and is independent as defined by the American Stock Exchange listing standards.

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

        Based on the above discussion and review with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for filing with the SEC.

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

        Based solely on our review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2012.

Item 11.    Executive Compensation.

        The following table shows how much compensation was paid by Corgenix for the last three fiscal years to our Principal Executive Officer, and the other two most highly compensated Executive Officers, for services rendered during such fiscal years (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Nonequity Incentive Plan Comp ($)	All other Comp. ($)(1)(2)	Total ($)
Douglass T. Simpson	2012	$227,970	$—	$—	$13,454	$—	$17,130	$258,554
President, Chief Executive	2011	$218,970	$15,000	$—	$8,873	$—	$17,471	$260,314
Officer	2010	$209,470	$—	$20,947	$—	$—	$16,985	$247,402
Dr. Luis R. Lopez	2012	$192,123	$—	$—	$7,474	$—	$18,250	$217,847
Chief Medical Officer	2011	$192,123	$5,000	$—	$—	$—	$20,702	$217,825
	2010	$188,623	$—	$14,147	$—	$—	$13,419	$216,189
William H. Critchfield,	2012	$206,703	$—	$—	$11,212	$—	$17,130	$235,045
Senior Vice President	2011	$191,502	$15,000	$—	$8,873	$—	$18,221	$233,596
Operations and Finance	2010	$180,502	$—	$13,538	$—	$—	$13,099	$207,139
and CFO

(1)
We paid each executive officer an automobile allowance of $500 per month in 2012, 2011 and 2010, in addition to paying approximately 94% of each officer's group health insurance premium and the income tax effect of the stock awards.

(2)
There is no golden parachute compensation.

(3)
The fair value of stock awards is determined by using the closing stock price at the date of the award.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Weighted Average Option Exercise Price ($/Share)	Option Expiration Dates	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
Douglass T. Simpson	447,000	120,000	—	$0.24	8/2/13 - 8/22/17	—	—	—	—
Dr. Luis R. Lopez	176,333	66,667	—	$0.26	8/2/13 - 8/22/17	—	—	—	—
William H. Critchfield	351,000	100,000	—	$0.22	8/2/13 - 8/22/17	—	—	—	—

Director Compensation

Name	Fees Earned	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Luis R. Lopez M.D.	—	—	—	—	—	—	—
Douglass T. Simpson	—	—	—	—	—	—	—
David Ludvigson	—	—	$2,990	—	—	—	$2,990
Dennis Walczewski	$2,750	—	$2,990	—	—	—	$5,740
Robert Tutag	$5,750	—	$2,990	—	—	—	$8,740
Bruce A. Huebner	$7,250	—	$2,990	—	—	—	$10,240
Stephen P. Gouze	$5,250	—	$2,990	—	—	—	$8,240

        Our current policy is to pay each independent director $500 per board meeting and $250 per board committee (audit, compensation and nominating) either attended in person or via telephone. In addition, annually each independent director is granted options to purchase shares of our common stock at the fair market value at the date of grant and vesting 100% upon grant. Per our arrangement with ELITech, Mr. Ludvigson is not compensated in cash by Corgenix for board meetings attended, but does however, receive stock options in parallel with the independent members of our Board of Directors.

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

        Our compensation Committee has the authority to seek advice and assistance from outside consultants and our executive officers in determining and evaluating director, CEO and other executive officer compensation. The overall goals have been to attract, retain, motivate, and align the executives and directors with stockholder share value. During fiscal 2012 and 2011, we solicited advice from an outside consultant. The data provided in 2012 and 2011 is referred to as the "2012 and 2011 Report." The consultant provided us with recommendations and findings on executive base pay, bonus, long-term incentive cash and equity awards. The recommendations and findings are used for executives as a long-term target to give the various pay components a grounded focus. The Compensation Committee has the authority to obtain advice and assistance from any officer or any outside legal experts or other advisors. The Compensation Committee has also utilized the advice of the CEO in determining compensation and performance of executive officers.

Long-Term Incentive Compensation

        The Company's 2011 Incentive Compensation Plan (the "2011 Plan") and the 2007 Incentive Compensation Plan (the "2007 Plan") each provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee appointed by the Company's Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. In fiscal 2012, there were a total of 1,160,000 and 840,000 stock options granted under the 2007 and the 2011 plans, respectively, at exercise prices ranging from $$0.085 to $0.175 and with vesting periods ranging from immediate vesting to three years. In fiscal 2011, there were a total of 480,000 stock options granted under the 2007 Plan at exercise prices ranging from $0.092 to $0.107 and with vesting periods ranging from immediate vesting to three years. All of the options have a life of seven years. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2012, we adopted a One Year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn shares of our common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted financial results. No shares of common stock have been issued under this plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2012 and outstanding options held by the Named Executive Officers as of June 30, 2012:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Options at FY-End # Exercisable and Unexercisable	Value of In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Douglass T. Simpson	0	0	447,000 and 120,0000	$9,975/$16,687
Dr. Luis R. Lopez	0	0	176,333 and 66,667	$0/$9,270
William H. Critchfield	0	0	351,000 and 100,000	$9,745/$13,906

(1)
Based on the closing price of the Company's common stock at June 30, 2012 of $0.104 per share.

Employment Agreements

        Since 2001, we have entered into employment agreements with each of the Company's four executive officers. Effective May 1, 2010, these contracts were modified. As of July 1, 2011 and July 1, 2011 the annual salaries for the five Executive Officers are as noted opposite each of their names:

Officer	Current Annual Salary
• Douglass T. Simpson—	$227,970 as of July 1, 2012
• William H. Critchfield—	$206,703 as of July 1, 2012
• Dr. Luis R. Lopez—	$192,123 as of July 1, 2012
• Ann L. Steinbarger—	$171,344 as of July 1, 2012

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of June 30, 2012, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors, (iii) each executive officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 11575 Main Street, Suite 400, Broomfield, CO 80020. Beneficial ownership, for purposes of this table, includes debt convertible into common stock and options and warrants to purchase common stock that are either currently exercisable or convertible or will be exercisable or convertible within 60 days of June 30, 2012. No director or executive officer beneficially owned more than 5% of the common stock.

        The percentage ownership data is based on shares of our common stock outstanding as of June 30, 2012, plus warrants and stock options outstanding in addition to common shares underlying convertible debt and redeemable convertible preferred stock. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants or underlying convertible debt that are currently exercisable or convertible, or will become exercisable or convertible, within 60 days of June 30, 2012 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option or warrant, or convertible promissory note, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Number	Percent of Class
Wescor, Inc	22,813,184	42.34%
Warrant Strategies Fund LLC(3) 350 Madison Avenue, 11th Floor New York, NY 10017	3,269,247	4.99%
Shelter Opportunity Fund (formerly Truk Opportunity Fund)(2) c/o RAM Capital Resources, LLC One East 52nd Street, Sixth Floor New York, NY 10022	3,269,247	4.99%
Dr. Luis R. Lopez(1)	963,673	2.03%
Douglass T. Simpson(1)	882,838	1.85%
William H. Critchfield(1)	716,046	1.51%
Robert Tutag(1)	1,171,000	2.47%
Ann L. Steinbarger(1)	365,855	0.77%
Bruce A. Huebner(1)	80,000	0.17%
Stephen P. Gouze(1)	1,212,612	2.56%
David Ludvigson(1)	80,000	0.17%
Dennis Walczewski(1)	200,000	0.42%
All current directors and current executive officers as a group (10 persons)	5,672,024	11.95%

(1)
Current director or officer

(2)
Contractual restrictions in its warrants and/or convertible note and purchase agreement with Corgenix prohibit each of Warrant Strategies Fund and Shelter Opportunity Fund (formerly Truk Opportunity Fund) from exercising any warrants or converting any debt if such conversion or exercise would cause either entity to exceed 4.99% beneficial ownership of Corgenix. Warrant Strategies Fund holds warrants to acquire up to 6,485,455 shares of common stock. Shelter Opportunity Fund (formerly Truk Opportunity Fund) holds common shares, redeemable convertible preferred stock and warrants to acquire up to 3,672,355 shares of common stock, without taking into account interest on the debt, which may also be converted into shares of common stock. Michael E. Fein and Stephen E. Saltzstein, as principals of Atoll Asset Management, LLC, the Managing Member of Shelter Opportunity Fund, LLC, exercise investment and voting control over the securities owned by Shelter Opportunity Fund, LLC. Both Mr. Fein and Mr. Saltzstein disclaim beneficial ownership of the securities owned by Shelter Opportunity Fund, LLC.

Equity Compensation

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,725,000	$0.19	3,160,000
Total	3,725,000	$0.19	3,160,000

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

Director Independence

        Because the Company's common stock is traded on the Over the Counter Bulletin Board, the Company is not subject to the independence requirements of any securities exchange or the Nasdaq regarding our directors, the membership of our board of directors or our committees. However, the Board has determined that Messrs. Tutag, Gouze, Huebner and Walczewski are each "independent" as that term is defined by the American Stock Exchange. Under the American Stock Exchange definition, an independent director is a person who (1) is not an executive officer or employee of the Company; (2) is not currently and has not been over the past three years employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (3) has not (or whose immediate family members have not) been paid more than $120,000 during any period of twelve consecutive months within the past three fiscal years [excluding compensation for board or board committee service, compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or benefits under a tax-qualified retirement plan or non-discretionary compensation]; (4) is not an immediate family member of an individual who is, or at any time during the past three fiscal years was, employed by the Company as an executive officer; (5) is not (or whose immediate family member is not) a partner in, controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company's securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years; (6) is not (or whose immediate family member is not) employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the compensation committee of such other entity; or (7) is not (or whose immediate family member is not) a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Item 14.    Principal Accountant Fees and Services.

        Our principal outside accountant who serves as our auditor and our principal outside accountant for preparation of our Federal and State income tax returns is Hein & Associates LLP. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants are as follows:

	Audit Fees (Includes Form 10-Q Reviews & Consents)	Audit Related Fees	Tax Fees	All Other Fees
2012	$111,983	$—	$15,325	$—
2011	$105,235	$—	$6,391	$—

        Our Audit Committee (the "Committee"), consisting of Messrs. Huebner (Chairman) and Walczewski, is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for us by its registered public accounting firm, provided, however, that de-minimus non-audit services may instead be approved in accordance with applicable SEC rules.

Item 15.    Exhibits and Reports to Form 10-K

  a.
  Finance Statements:

    Consolidated Balance Sheets as of June 30, 2012

    Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2012 and 2011

    Consolidated Statements of Stockholders' Equity for the years ended June 30, 2012 and 2011

    Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011

    Notes to Consolidated Financial Statements

  b.
  Index to and Description of Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation, dated June 19, 2008, filed with the Company's Form 10-Q on November 10, 2010 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock for Corgenix Medical Corporation, filed with the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

3.3	Amended and Restated Bylaws dated September 30, 2010 filed with Form 10-Q on November 10, 2010 and incorporated herein by reference.

3.6	Amended and Restated Articles of Incorporation, dated February 3, 2009.

10.1	Management Agreement dated May 1, 2010 between Luis R. Lopez and the Company, filed with the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.2	Management Agreement dated May 1, 2010 between Douglass T. Simpson and the Company, filed with the Company's Form 8K filed May 5, 2010 and incorporated herein by reference.

10.3	Management Agreement dated May 1, 2010 between Ann L. Steinbarger and the Company, filed with the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.4	Management Agreement dated May 1, 2010 between Taryn G. Reynolds and the Company, filed with the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.5	Management Agreement dated May 1, 2010 between William H. Critchfield and the Company, filed with the Company's filing on Form 8K filed May 5, 2010 and incorporated herein by reference.

10.6	Form of Indemnification Agreement between the Company and its directors and officers, filed with the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.

10.7	License Agreement dated September 29, 2002 between Eiji Matsuura, PhD and the Company, filed as exhibit 10.33 to the Company's Form 10-QSB filed November 14, 2002 and incorporated herein by reference.

10.8	Amended License Agreement dated April 14, 2010 between Eiji Matsuura, PhD and the Company, filed as an exhibit to the Company's Form 8-K filed April 19, 2010.

10.9	Amended and Restated 1999 Incentive Stock Plan filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.

10.10	Amended and Restated Employee Stock Purchase Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.

10.11	Form of Securities Purchase Agreement dated May 19, 2005, filed as exhibit 2.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.12	Form of Secured Convertible Term Note dated May 19, 2005, filed as exhibit 10.32 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.13	Form of Registration Rights Agreement dated May 19, 2005, filed as exhibit 10.33 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.14	Form of Restricted Account Agreement dated May 19, 2005, filed as exhibit 10.34 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.15	Form of Restricted Account Side Letter dated May 19, 2005, filed as exhibit 10.35 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.16	Form of Stock Pledge Agreement dated May 19, 2005, filed as exhibit 10.36 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.17	Form of Lockup Letter dated May 19, 2005, filed as exhibit 10.37 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.18	Form of Subsidiary Guaranty dated May 19, 2005, filed as exhibit 10.38 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.19	Form of Letter Agreement dated June 7, 2005 between the Company and certain officers, directors and affiliated persons, filed as exhibit 10.39 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.20	Lease Agreement dated February 8, 2006 between Corgenix Medical Corporation and York County, LLC, a California limited liability company (as landlord), filed with the Company's Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.

10.21	First Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated December 11, 2006 and incorporated herein by reference.

10.22	Second Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated June 19, 2008 and incorporated herein by reference.

10.23	Third Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated July 19, 2008 and incorporated herein by reference.

10.24	Preferred Stock Purchase Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as exhibit 10.1 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.25	Escrow Agreement between Corgenix Medical Corporation, Barron Partners LP and Epstein, Becker & Green, P.C., dated December 28, 2005, filed as exhibit 10.2 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.26	Registration Rights Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as exhibit 10.3 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.27	Common Stock Purchase Warrant "A" dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.4 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.28	Common Stock Purchase Warrant "B" dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.5 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.29	Common Stock Purchase Warrant "C" dated December 28, 2005 issued to Barron Partners, filed as exhibit 10.6 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.30	Common Stock Purchase Warrant #118 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.7 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.31	Common Stock Purchase Warrant #119 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.8 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.32	Common Stock Purchase Warrant #120 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as exhibit 10.9 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.33	Form of Barron Lockup Letter, filed as exhibit 10.3 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.34	Form of Lockup Letter in connection with Secured Convertible Term Note financing, filed as exhibit 10.7 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.35	Securities Purchase Agreement dated December 28, 2005 by and among Corgenix Medical Corporation and Truk Opportunity Fund, LLC, Truk International Fund, LP, and CAMOFI Master LDC and incorporated herein by reference.

10.36	Registration Rights Agreement among Truk International Fund, LP, Truk Opportunity Fund, LLC, CAMOFI Master LDC and Corgenix Medical Corporation, filed as exhibit 10.6 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.37	Product Development, Manufacturing and Distribution Agreement dated May 13, 2004 between Creative Clinical Concepts, Inc. and the Company, filed as exhibit 10.26 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

10.38	Supply Agreement dated September 12, 2003 between DiaDexus, Inc. and the Company, filed as exhibit 10.31 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

10.39	Distribution Agreement and OEM Supply Agreement dated March 31, 2005 between MBL International, Inc. and the Company, filed as exhibit 10.33 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

10.40	Form of Term Note Security Agreement dated May 19, 2005, filed as exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.41	Form of Common Stock Purchase Warrant dated May 19, 2005, filed as exhibit 4.2 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.42	Form of Secured Convertible Term Note dated December 30, 2005, filed as exhibit 4.3 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.43	Form of AIR Warrant dated December 30, 2005, filed as exhibit 4.4 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.44	Corgenix Medical Corporation 2005 Incentive Compensation Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 27, 2005 and incorporated herein by reference.

10.45	Amendment Concerning Secured Convertible Term Notes (including Amendment No. 1 to each Secured Convertible Term Note), filed as exhibit 10 to the Company's Form 8-K filed December 5, 2006 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.46	Corgenix Medical Corporation 2007 Incentive Compensation Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on April 26, 2007 and incorporated herein by reference.

10.17	Placement Agent Agreement dated June 17, 2008, filed as Exhibit 4.4 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.

10.48	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.

10.49	Form of Subscription Agreement, filed as Exhibit 4.2 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.

10.50	Form of Registration Rights Agreement, filed as Exhibit 4.3 to the Company's Form 8-K filed July 27, 2008 and incorporated herein by reference.

10.51	Consulting Agreement dated March 1, 2006 between Corgenix Medical Corporation and Gordon E. Ens, filed as Exhibit 10.1 to the Company's Form 10-QSB filed May 15, 2008 and incorporated herein by reference.

10.52	License Agreement dated March 1, 2008 between Corgenix Medical Corporation and Creative Clinical Concepts, filed as Exhibit 10.2 to the Company's Form 10-QSB filed May 15, 2008 and incorporated herein by reference.(1)

10.53	Letter Agreement dated August 13, 2008 between Corgenix Medical Corporation and Barron Partners, LP. and incorporated herein by reference.

10.54	Lease Agreement dated January 1, 2009 between Andrew Dean T/A Andrew Dean Investments and Corgenix UK, Ltd., filed as exhibit 21.6 to the Company's Form 10-QSB filed February 12, 2002.

10.65	Common Stock Purchase Agreement dated July 12, 2010 by and among Corgenix Medical Corporation, Financière ELITech SAS, and Wescor, Inc., filed as Exhibit 10.1 to the Company's Form 8-K filed July 15, 2010.

10.56	Form of Warrant by and among Corgenix Medical Corporation and Wescor, Inc., filed as Exhibit 10.2 to the Company's Form 8-K filed July 15, 2010.

10.57	Mutual Confidentiality Agreement dated as of July 16, 2010 by and among Financière ELITech SAS, Wescor, Inc., ELITech UK Limited, Corgenix Medical Corporation, and Corgenix U.K. Ltd. filed as Exhibit 10.3 to the Company's Form 8-K filed July 15, 2010.

10.58	Form of Assignment and Assumption Agreement by and among ELITech UK Limited, Corgenix Medical Corporation, and Corgenix U.K. Ltd. filed as Exhibit 10.4 to the Company's Form 8-K filed July 15, 2010.

10.59	Master Distribution Agreement dated July 16, 2010 by and between Corgenix Medical Corporation and ELITech UK Limited filed as Exhibit 10.5 to the Company's Form 8-K filed July 15, 2010.

10.60	Joint Product Development Agreement dated July 16, 2010 by and between Corgenix Medical Corporation and Financière ELITech SAS filed as Exhibit 10.6 to the Company's Form 8-K filed July 15, 2010.

10.61	Fifth Amendment to Lease Agreement between Corgenix Medical Corporation and KE Denver One, LLC, dated April 11, 2011 and incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.62		Revolving Credit & Security Agreement dated July 14, 2011 between Corgenix Medical Corporation and LSQ Fund Group, LC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2011).

10.63		Revolving Promissory Note dated July 14, 2011, executed by Corgenix Medical Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 20, 2011).

10.64		First Amended & Restated Joint Product Development Agreement dated July 28, 2011 among Corgenix Medical Corporation, Financier Elitech SAS and wescor, Inc. (incorporated by reference to Exhib 10.1 to Current Report on Form 8-K filed on August 2, 2011).

10.65		2011 Incentive Compensation Plan, filed with the Company's Schedule 14A filed on December 5, 2011 and incorporated herein by reference.

10.66		Third Amended and Restated Employee Stock Purchase Plan, filed with the Company's Schedule 14A filed on December 5, 2011 and incorporated herein by reference.

10.67	*	Supply Agreement dated July 1, 2011 between the Company and diaDexus, Inc. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

21.1		Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998 and incorporated herein by reference.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema Document**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB		XBRL Taxonomy Extension Label Linkbase Document**

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**

(1)
Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

*
Filed herewith.

**
Furnished electronically with this report.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements
June 30, 2012 and 2011
(With Independent Registered Public Accounting Firm's Report Thereon)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements
June 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Corgenix Medical Corporation:

        We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
September 26, 2012

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,248,537	$1,095,239
Accounts receivable, less allowance for doubtful accounts of $30,000	976,534	1,064,468
Accounts receivable due from affiliates (note 7)	438,041	362,564
Other receivables	—	127,391
Inventories	2,118,669	2,800,473
Prepaid expenses	15,341	15,547

Total current assets	4,797,122	5,465,682

Property and Equipment:
Capitalized software costs	357,832	355,186
Machinery and laboratory equipment	1,585,687	1,332,887
Furniture, fixtures and office equipment	1,743,088	1,792,872

	3,686,607	3,480,945
Accumulated depreciation and amortization	(2,580,489)	(2,404,772)

Net Property and equipment	1,106,118	1,076,173

Intangible assets:
License, net of amortization of $137,688 and $108,831	288,576	317,433

Other assets:
Due from officer	12,000	12,000
Other	59,161	81,782

Total assets	$6,262,977	$6,953,070

Liabilities, Redeemable Stocks, and Stockholders' Equity
Current liabilities:
Current portion of notes payable, net of discount (note 2)	$38,585	$98,014
Current portion of capital lease obligations	108,593	75,668
Inventory loan payable	—	163,460
Due to factor (note 3)	—	791,325
Revolving line of credit (notes 3 and 10)	—	—
Accounts payable	576,694	602,964
Accrued payroll and related liabilities	281,642	273,685
Accrued liabilities	146,970	143,437

Total current liabilities	1,152,484	2,148,553
Notes payable, net of discount, less current portion (note 2)	22,240	65,731
Capital lease obligation, less current portion	102,020	120,671
Deferred Facility Lease Payable, less current portion	348,104	413,715

Total liabilities	1,624,848	2,748,670

Commitments and contingencies (note 5)
Redeemable common stock, $0.001par value. 27,514 and 192,562 shares issued and outstanding, aggregate redemption value of $15,628 and $109,375	—	—
Redeemable preferred stock, $0.001 par value. 36,680 shares issued and outstanding, aggregate redemption value of $9,170, net of unaccreted dividends of $0 and $1,246 (note 4)	11,738	10,492
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 47,213,534 and 40,894,847 shares in 2012 and 2011, respectively	47,186	40,703
Additional paid-in capital	21,183,746	20,183,651
Accumulated deficit	(16,604,541)	(15,981,150)
Accumulated other comprehensive income (loss)	—	(49,296)

Total stockholders' equity	4,626,391	4,193,908

Total liabilities, redeemable stocks, and stockholders' equity	$6,262,977	$6,953,070

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

Years ended June 30, 2012 and 2011

	2012	2011
Revenues:
Product sales	$7,909,047	$6,791,281
Contract R & D and grant revenues	1,380,311	1,150,295

Total Revenues	9,289,358	7,941,576
Cost of Revenues:
Cost of goods sold	4,310,071	3,230,475
Cost of R & D and grant revenues	1,044,924	781,909

Total cost of revenues	5,354,995	4,012,384

Gross profit	3,934,363	3,929,192
Operating expenses:
Selling and marketing	1,996,989	1,536,883
Research and development	517,062	194,489
Costs associated with exit or disposal activities (note 9)	17,202	486,062
General and administrative	1,889,318	1,847,722

Total expenses	4,420,571	4,065,156
Operating loss	(486,208)	(135,964)
Other income
Other income (net)	4,095	—
Interest income	674	853
Interest expense	(122,263)	(257,954)

Net Loss	(603,702)	(393,065)
Accreted dividends on redeemable preferred and redeemable common stock	19,689	21,488

Net loss attributable to common stockholders	$(623,391)	$(414,553)

Net loss attributable to common stockholders per share, basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted (note 1)	44,864,021	40,152,793

Net loss	$(603,702)	$(393,065)
Other comprehensive loss—foreign currency translation	—	(16,963)

Total comprehensive loss	$(603,702)	$(410,028)

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2012 and 2011

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at July 1, 2010	30,982,803	$30,680	$18,724,906	$(15,566,597)	$(32,333)	$3,156,656
Issuance of common stock for services	6,785	6	649	—	—	655
Issuance of common stock for cash	10,000,001	10,001	1,489,999	—	—	1,500,000
Issuance costs for common stock offering	—	—	(95,481)	—	—	(95,481)
Compensation expense recorded as a result of stock options issued	—	—	21,918	—	—	21,918
Issuance of common stock for license	15,296	16	1,362	—	—	1,378
Issuance of warrants for license	—	—	3,412	—	—	3,412
Cancellation of redeemable stock upon note pay down	(110,038)	—	—	—	—	—
Accreted dividend on redeemable Common and redeemable Preferred stock	—	—	—	(21,488)	—	(21,488)
Warrant extension as a result of MBL Agreement as a result of note modification	—	—	36,886	—	—	36,886
Foreign currency translation	—	—	—	—	(16,963)	(16,963)
Net loss	—	—	—	(393,065)	—	(393,065)

Balances at June 30, 2011	40,894,847	$40,703	$20,183,651	$(15,981,150)	$(49,296)	$4,193,908

Issuance of common stock for services	337,219	$337	$34,068	$—	$—	$34,405
Issuance of common stock for cash	6,146,516	6,146	915,824	—	—	921,970
Compensation expense recorded as a result of stock options issued	—	—	50,206	—	—	50,206
Cancellation of redeemable stock upon note pay down	(165,048)	—	—	—	—	—
Accreted dividend on redeemable Common and redeemable preferred stock	—	—	—	(19,689)	—	(19,689)
Liquidation of Corgenix-UK	—	—	(3)	—	49,296	49,293
Net loss	—	—	—	(603,702)	—	(603,702)

Balances at June 30, 2012	47,213,534	$47,186	$21,183,746	$(16,604,541)	$—	$4,626,391

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended June 30, 2012 and 2011	2012	2011
Cash flows from operating activities:
Net income (loss)	$(603,702)	$(393,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	292,610	414,584
Amortization of deferred financing costs	—	24,355
Non-cash costs associated with exit or disposal	49,296	—
Common stock issued for services	34,405	655
Compensation expense recorded for stock options issued	50,206	21,918
Changes in operating assets and liabilities:
Accounts receivable, net	157,485	(122,447)
Inventories	681,804	(295,182)
Prepaid expenses and other assets	22,823	112,313
Accounts payable	(26,270)	56,631
Accrued payroll and related liabilities	7,957	(18,146)
Accrued interest and other liabilities	(62,078)	(203,635)

Net cash provided by (used in) operating activities	604,536	(402,019)

Cash flows provided by (used in) investing activities:
Proceeds from sale of equipment	—	111,969
Additions to equipment	(184,500)	(94,737)

Net cash provided by (used in) investing activities	(184,500)	17,232
Cash flows provided by (used in) financing activities:
Increase (decrease) in amount due to factor	(791,325)	(35,630)
Increase (decrease) in inventory loan	(163,460)	(143,096)
Proceeds received from revolving line of credit	7,030,921	—
Payment for redemption of convertible preferred stock	—	(50,000)
Proceeds from issuance of common stock, net of issuance costs	921,970	1,404,519
Payments on revolving line of credit	(7,048,557)	—
Payments on notes payable	(121,363)	(98,201)
Payments on capital lease obligations	(94,924)	(97,509)

Net cash provided by (used in) financing activities	(266,738)	980,083

Net increase in cash and cash equivalents	153,298	595,296
Impact of exchange rate changes on cash	—	5,847
Cash and cash equivalents at beginning of year	1,095,239	494,096

Cash and cash equivalents at end of year	$1,248,537	$1,095,239

Supplemental cash flow disclosures:
Cash paid for interest	$115,365	$227,227

Noncash investing and financing activities
Equipment acquired under capital leases or installment financing	$109,198	$304,168

Issuance of warrant for license	$—	$3,412

Issuance of stock for license	$—	$1,377

Conversion of redeemable common stock to note payable	$—	$125,000

Warrant extensions as a result of note modification	$—	$36,886

Accreted dividends on redeemable common and redeemable preferred stock	$19,689	$21,489

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited ("Corgenix UK"). Corgenix UK was established as a United Kingdom company during 1996 to market the Company's products in Europe. Transactions are generally denominated in U.S. dollars. However, commencing October 1, 2010, the Company began the process of winding down with the intent of permanently closing its international subsidiary, Corgenix UK, and its international product sales began to be executed solely through ELITech, the Company's master distributor. As of September 30, 2011, Corgenix UK has been liquidated and is no longer in existence.

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

June 30, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

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

        We have adhered to the guidance set forth in the Sale of Accounts Receivable Topic of the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC"), which provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

        Pursuant to the provisions of this Topic, in prior years we reflected the sales of accounts receivable to factors as secured borrowings. We also established an accounts receivable from the factors for the retained amounts, less the costs of the transactions, less any anticipated future loss in the value of the retained asset. The retained amounts were equal to 15% of the total accounts receivable invoices sold to the factors. The periodic interest expense and administrative fees assessed by the factors on the amounts owing, were charged to interest expense, and were credited against the accounts receivable due from them.

(f)    Inventories

        Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the years ended June 30, 2012 and 2011. Components of inventories as of June 30 are as follows:

	2012	2011
Raw materials	$425,582	$579,590
Work-in-process	785,726	1,155,596
Finished goods	907,361	1,065,287

	$2,118,669	$2,800,473

(g)   Equipment and Software

        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Equipment acquired under capital leases and installment financing amounted to $109,198 and $304,168 in fiscal 2012 and 2011, respectively. Depreciation and amortization expense, which totaled $292,610 and $414,584 for the years ended June 30, 2012 and 2011, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

are related to the Company's accounting software, which is being amortized over five years, beginning in March 2008, and additionally in March 2011.

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

        On March 1, 2007, we executed an exclusive license agreement (the "License Agreement") with Creative Clinical Concepts, Inc. ("CCC"). The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, "Aspirin Effectiveness Technology," or the "Licensed Products"). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term "AspirinWorks"® and related designs. As previously reported, the License Agreement required us to pay or issue certain amounts of cash, common stock, and warrants to CCC, subject to various caps. As of June 30, 2012 and 2011, the Company had no accrual with respect to the cumulative amount due to CCC. For the fiscal year ended June 30, 2012, we issued neither shares nor warrants to CCC versus 15,296 shares of its common stock and 75,000 warrants with an exercise price of $0.35, issued for the prior fiscal year.

        The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent (7%) of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement's caps on payments from us to CCC do not apply to royalty payments.

        The following is a summary of intangible assets as of June 30, 2012 and 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
License	$426,264	$137,688	$288,576

        No impairment was recognized in the value of amortizing intangible assets during the years ending June 30, 2012 or 2011. Amortization expense of licenses totaled $28,857 and $28,783 for the years

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

ended June 30, 2012 and 2011, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending June 30,	Estimated Amortization Expense
2013	$28,857
2014	$28,857
2015	$28,857
2016	$28,857
2017	$28,857

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

(j)    Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $61,458 and $53,038 in fiscal 2012 and 2011, respectively.

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

June 30, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

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

        Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Expenses that are directly related to the generation of specific research and development and grant revenue are expensed as incurred and included in cost of sales. Since contract R & D and Grant related revenue has become a more meaningful aspect of its business over the past two years, the R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $608,404 or 77.6% to $1,392,808 for the fiscal year ended June 30, 2012, from $784,404 for the fiscal year ended June 30, 2011. The amounts of research and development expenses included in cost of revenues for the years ended June 30, 2012 and 2011 amounted to $1,044,924 and $781,909, respectively.

        Revenue from research and development contracts represent amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Because research and development services are provided evenly over the contract period, revenue is recognized ratably over the contract period. Research and development agreements in effect in 2012 and 2011 provided for fees to the Company based on time and materials in exchange for performance specified research and development functions. Contract research and development revenues were $771,856 and $286,534 for the years ended June 30, 2012 and 2011, respectively. Research and development contracts have terms from one to three years with options to extend, and can be cancelled under specific circumstances.

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

June 30, 2012 and 2011

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

(o)   Share-Based Compensation

        The Company accounts for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options based on estimated fair values. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in its Statements of Operations. Share- based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. The guidance further requires forfeitures to be estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

(p)   Earnings (Loss) per Share

        Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock, plus common shares underlying convertible preferred stock , totaling 23,736,004 and 24,059,246 shares for fiscal years 2012

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

and 2011, respectively, are not included in the calculation of weighted average diluted common shares below as their effect would be to lower the net loss per share and thus be anti-dilutive.

        Redeemable common stock is included in the common shares outstanding for purposes of calculating net income (loss) per share.

	2012	2011
Net loss attributable to common stockholders	$(623,391)	$(414,553)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of year	40,894,847	30,982,803
Weighted average common equivalent shares issued during year	3,969,174	9,169,990

Weighted average common shares—basic and diluted	44,864,021	40,152,793

Net loss per share—basic and diluted	$(0.01)	$(0.01)

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

(r)   Liquidity

        At June 30, 2012, our working capital increased by $327,509 to $3,644,638 from $3,317,129 at June 30, 2011, and concurrently, our current ratio (current assets divided by current liabilities) increased from 2.54 to 1 at June 30, 2011 to 4.16 to 1 at June 30, 2012. This increase in working capital is primarily attributable to the $2,000,000 strategic investments by ELITech in 2010 and 2011 in addition to their ongoing additional R & D funding.

        At June 30, 2012, trade and other receivables were $1,414,575 versus $1,554,423 at June 30, 2011. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $14,780 from June 30, 2011. At June 30, 2012, inventories were $2,118,669 versus $2,800,473 at June 30, 2011. This substantial decrease occurred as a result of a concerted effort to better manage the company's purchasing practices in addition to the streamlining of the manufacturing process related to certain products.

        For the fiscal year ended June 30, 2012, cash provided by operating activities amounted to $604,536, versus $402,019 used by operating activities for the fiscal year ended June 30, 2011. The $604,536 cash provided by operating activities was primarily attributable to the substantial reduction in inventories and accounts receivable during the current fiscal year. The $604,536 cash provided by operating activities less the $184,500 of cash used by investing activities (primarily due to the purchase

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

of equipment), and the $266,738 net cash used by financing activities (primarily due to the payoff of the amounts due to factor, the inventory loan and the revolving line of credit in addition to the payments on notes payable and capital lease obligations), resulted in a $153,298 net increase in our cash balance as of June 30, 2012.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $14,205,212, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the Elites collaboration and investment, described above.

        The $2,000,000 ELITech common stock investments in addition to the LSQ $1,500,000 July 14, 2011 revolving credit facility, when considered in conjunction with our current revised forecasts, should provide adequate resources to continue operations for longer than 12 months.

(s)   Shipping and Handling Costs

        Shipping and handling costs are included in cost of goods sold.

(t)    Recently Issued Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 820)." This ASU seeks to improve comparability, consistency, and transparency of financial reporting with respect to comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, among other amendments. The amendments of this ASU require all non-owner changes in stockholder's equity to be presented either in single continuous statement of comprehensive income or two separate but consecutive statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-05 did not have any effect for the Company.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(1) Summary of Significant Accounting Policies (Continued)

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities (Topic 210). This ASU seeks to enhance current disclosures and increase the comparability of Balance Sheets prepared on the basis of U.S. generally accepted accounting principles and those prepared on the basis of International Financial Reporting Standards, by requiring all entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. This ASU is effective for fiscal years and interim periods beginning after January 1, 2013. The adoption of ASU 2011-11 is not expected to have any effect for the Company.

(u)   Fair Value Measurements

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

          Level 3—unobservable inputs.

        The Company's financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company's financial assets that were measured on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds	$585,027	—	—	$585,027

Total	$585,027			$585,027

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(2) Notes Payable

        Notes payable consist of the following:

	June 30, 2012	June 30, 2011
Note payable, net of discount of $3,074, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2012) due in monthly installments with principal payments of $5,200 plus interest through August 2012	$7,526	$56,683

Note payable, payable to Summit Financial Resources, with interest at prime rate plus 2.75% (6% as of June 30, 2012 and June 30, 2011) due in monthly installments with principal payments of $3,804 plus interest through November 2009 plus interest, and via a note modification dated November 30, 2009, weekly principal payments of $12,500 plus interest, on December 7, 2009 and December 14, 2009, and $21,835 plus interest on December 28, 2009, and then in monthly installments with principal and interest of $1,647, commencing January 31, 2010 through September 30, 2012, collateralized by all assets of Corgenix

	—	25,262
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	53,299	81,800

	60,825	163,745
Current portion, net of current portion of discount	(38,585)	(98,014)

Notes payable, excluding current portion and net of long-term portion of discount	$22,240	$65,731

        Aggregate maturities of notes payable by year, as of June 30, 2012, are as follows:

Years ending June 30:
2013	$41,659
2014	22,240

$63,899
Less unaccreted discount	(3,074)

Net maturities	$60,825

(3) Due to Factor and Revolving Line of Credit

  Due to Factor

        On March 29, 2010, Corgenix UK entered into a financing agreement with Faunus Group International, Inc. ("FGI"). Under the Agreement, Corgenix UK agreed to sell all of Corgenix UK's right, title and interest in and to specified accounts receivable and all merchandise represented by those accounts. In exchange, FGI advanced funds to the Company.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(3) Due to Factor and Revolving Line of Credit (Continued)

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

        The accounts receivable sold to FGI were treated as a secured borrowing. During the fiscal year ended June 30, 2011, the Company sold $207,584 of its accounts receivable for $176,027. Fees paid to FGI for interest and other services for the same period totaled $69,737, which included a $25,000 early termination fee.

        On September 30, 2009, the Company, along with its wholly owned subsidiary, Corgenix, Inc., entered into the Summit Financing Agreement, an Addendum to the Summit Financing Agreement, a Summit Loan and Security Agreement and a Summit Promissory Note (collectively, the "Summit Agreements") with Summit Financial Resources ("Summit"). The Company and Corgenix, Inc. were jointly and severally liable for all obligations pursuant to the Summit Agreements. The Agreements provided it and Corgenix, Inc. with a maximum credit line of $1,750,000 pursuant to an account factoring relationship, coupled with a secured line of credit.

        Under the Summit Financing Agreement, the Company agreed to sell all of its right, title and interest in and to accounts identified for purchase by Summit from time to time. The purchase price for each sold account equaled the face amount of each account multiplied by the applicable advance rate, minus all interest and fees and charges as described in the Summit Financing Agreement. In addition, interest accrued on advances made by way of purchased accounts at the rate of prime plus 1.5% per annum until Summit received payment in full on each account. If Summit didn't receive full payment on a purchased account by the due date specified in the Summit Financing Agreement, then the Company or Corgenix, Inc. (as applicable) agreed to repurchase that account, and pay Summit the default interest rate until it was repaid.

        The advance rate on eligible accounts receivable was 85%.

        The accounts receivable sold to Summit were also treated as a secured borrowing. During the fiscal years ended June 30, 2012 and June 30, 2011, the Company sold $179,906 and $4,700,219, respectively, of its accounts receivable invoices to Summit for approximately $152,920 and $3,995,186. Fees paid to Summit for interest and other services for the same periods totaled $12,802 and 162,638, respectively.

        Other receivables at June 30, 2012 and June 30, 2011 amounting to zero and $127,391 respectively, represent the retained percentages of the factored accounts receivable.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(3) Due to Factor and Revolving Line of Credit (Continued)

  Revolving Line of Credit

        On July 14, 2011, the Company entered into a Revolving Credit and Security Agreement (the "Loan Agreement") with LSQ Funding Group, L.C., a Florida limited liability company ("LSQ"), which provided the Company with a $1,500,000 revolving line of credit (the "Line").

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

        We have used the money we received under the Loan Agreement and the Line to pay off our outstanding debt obligations to Summit, which totaled $732,487 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full. For the fiscal year ended June 30, 2012, LSQ funded a total of $7,030,921 under the revolving line of credit, none of which was outstanding as of June 30, 2012. Fees paid to LSQ for interest and other services for the same period totaled $41,761.

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

June 30, 2012 and 2011

(4) Equity (Continued)

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

        On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the "2011 Development Agreement") with ELITech and Wescor. Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the fiscal year ended June 30, 2012, we generated $793,356 in R & D revenue and issued 2,577,707 shares under this arrangement. Also, pursuant to the 2011 Development Agreement, there was $213,663 in accounts receivable for research and development and $107,191 due with respect to stock purchase commitments owing from Wescor as of June 30, 2012 for 950,083 shares to be issued subsequent to June 30, 2012. The $107,191 has not been recorded as of June 30, 2012.

        As a result of these transactions, ELITech beneficially owned 34.2% of the Company's outstanding shares as of June 30, 2012, and is considered a related party.

(b)   Employee Stock Purchase Plan

        Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2008, Shareholders approved the Company's Second Amended and Restated Employee Stock Purchase Plan. These plans are registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In fiscal 2012, 337,219 shares were issued under the plans. In fiscal 2011, 6,785 shares were issued under the plan.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(4) Equity (Continued)

        On January 17, 2012, at our Annual Meeting of shareholders, the shareholders voted to approve The Third Amended & Restated Employee Stock Purchase Plan, effective January 1, 2012. The maximum number of shares that may be sold under the Third Amended & Restated Employee Stock Purchase Plan is 500,000 shares, which shares have been registered with the SEC.

        In fiscal 2012 and 2011, the benefits expense recognized for the 15% discount on shares purchased under the plans amounted to $5,161 and $98, respectively.

(c)   Incentive Stock Option Plan

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

        Our Amended and Restated Employee Stock Purchase Plans and the 2007 and 2011 Incentive Compensation Plans (the "Plans") provides for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the "Committee") appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(4) Equity (Continued)

        The following table summarizes stock options outstanding and changes during the fiscal years ended June 30, 2012 and 2011:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2010	2,440,000	$0.32	41.3	—
Granted	480,000	$0.08	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(500,000)	$0.26	—

Options outstanding at June 30, 2011	2,420,000	$0.30	36.2	$—

Granted	2,000,000	$0.09	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(695,000)	$0.27	—

Options outstanding at June 30, 2012	3,725,000	$0.19	52.6	$—

Options exercisable at June 30, 2012	2,020,000	$0.27	34.1	$—

        The aggregate intrinsic value as of June 30, 2012 measures the difference between the market price as of June 30, 2012 and the exercise price. No options were exercised during the two year period ended June 30, 2012. Consequently, no cash was received, nor did it realize any tax deductions related to exercise of stock options during the year.

        Estimated unrecognized compensation cost from unvested stock options granted during the fiscal year ended June 30, 2012 amounted to $102,360. There was no unrecognized compensation cost at June 30, 2011. The weighted average per share fair value range of stock options granted during the twelve-month periods ending June 30, 2012 and 2011 was $0.085-$0.175 and $0.092-$0.107, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	June 30,
Valuation Assumptions	2012	2011
Expected life	7years	7 years
Risk-free interest rate	2.69%	2.69%
Expected volatility	113.7%	135.8%
Expected dividend yield	0%	0%

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(4) Equity (Continued)

        The Company recognized no share-based compensation expense related to Restricted Stock awards for the fiscal years ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there were also 19,864,284 warrants issued to institutional investors, consultants, and employees outstanding and exercisable ranging in prices from $.15 to $.40 per share with a weighted average exercise price of $.22 per share. Of these warrants, none were newly or incrementally issued in fiscal 2012.

(d)   Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2012, the Company adopted a one year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn cash or shares of its common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted sales and net income amounts. No shares of common stock have been issued under this plan.

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

June 30, 2012 and 2011

(4) Equity (Continued)

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

(5) Commitments and Contingencies

(a)   Leases

        The Company is obligated under various non-cancellable operating and capital leases primarily for its operating facilities and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Rent expense on operating leases is reflected on a

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(5) Commitments and Contingencies (Continued)

straight-line basis over the lease term. Future minimum lease payments under non-cancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2012, are as follows:

	Capital Leases	Operating Leases
Years ending June 30:
2013	$123,878	$432,253
2014	90,716	404,013
2015	17,044	417,330
2016	—	412,751
2017	—	419,241
2018	—	430,352
2019	—	329,777
2020	—	—

Total future minimum lease payments	231,638	$2,845,717

Less amounts representing interest	(21,025)

Present value of minimum capital lease payments	210,613
Less current portion	(108,593)

Capital lease obligations less current portion	$102,020

        Rent expense totaled $348,054 and $290,255 for the years ended June 30, 2012 and 2011, respectively.

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

(c)   Redeemable Common Stock and Warrants

        On July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. ("MBL") Stock Purchase Agreement (the "MBL Agreement"), MBL purchased shares of the Company's common stock for $500,000, which MBL can require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. is terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock (the "Purchased Shares") at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants were due to expire on July 3, 2009 and may be exercised in whole or in part at any time prior to their expiration. The estimated fair value of the warrant upon issuance was calculated as $401,809 using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, 143% volatility, risk free interest rate of 4.2% and an expected life of five

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(5) Commitments and Contingencies (Continued)

years. The gross proceeds of $500,000 were allocated $277,221 to redeemable common stock and $222,779 to the related warrants based on the relative fair values of the respective instruments to the fair value of the aggregate transaction. Issuance costs and the discount attributed to the redeemable common stock upon issuance were accreted over the 33-month period to the first date whereupon the put option may be exercised, which was the expiration date of the distribution agreement between the Company and RhiGene, Inc. (March 31, 2008). Furthermore, pursuant to the agreement with MBL, as long as MBL holds at least 50% of the common stock purchased under the MBL Agreement, MBL must give its written consent with respect to the payment of any dividend, the repurchase of any of the Company's equity securities, the liquidation or dissolution of the Company or the amendment of any provision of the Company's Articles of Incorporation or Bylaws which would adversely affect the rights of MBL under the stock purchase transaction documents. MBL was granted standard anti-dilution rights with respect to stock issuances not registered under the Securities Act. MBL also received standard piggyback registration rights along with certain demand registration rights.

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

June 30, 2012 and 2011

(5) Commitments and Contingencies (Continued)

percent (the "Third MBL Note") with payments having commenced on September 1, 2010. The Third MBL Amendment also extended the warrants to August 1, 2012. As a result of the warrant extension, an additional discount was created, which is being accreted through dividends and is included as deferred financing costs on the Company's balance sheet.

        As of June 30, 2012 and June 30, 2011, a total of 852,768 and 687,720 shares have been returned to us pursuant to the three notes payable, respectively. As a result, 27,514 and 192,562 shares remained outstanding as of June 30, 2012 and June 30, 2011, as they had not yet been returned to the Company under the agreements.

(6) Income Taxes

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2009 through 2012. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of June 30, 2012.

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 38% to pretax income as a result of the following:

	2012	2011
Computed expected tax benefit (expense)	$(205,000)	$41,000
Reduction (increase) in income taxes resulting from:
Permanent differences:
Stock Options and Other	28,000	14,000
Change in valuation allowance	206,000	(197,000)
Expiration of NOL, research and development credit and other	—	138,000
Expected state tax benefit (expense), net	(18,000)	4,000
Other	(11,000)	—

	$—	$—

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(6) Income Taxes (Continued)

        Deferred tax assets related to the Company's operations are comprised of the following at June 30, 2012.

	2012	2011
Deferred tax assets (liabilities):
Current—
Salary and other accruals	$49,000	$31,000
Bad debt allowance	11,000	11,000
Section 263A inventory capitalization	23,000	31,000
Non-Current—
Tax effect of net operating loss carry forward and R & D credit carryforward	2,718,000	2,500,000
Long-lived assets	85,000	107,000

Net deferred tax assets	2,886,000	2,680,000
Less valuation allowance	(2,886,000)	(2,680,000)

Net deferred tax assets	$—	$—

        At June 30, 2012, the Company has a net operating loss carry forward for income tax purposes of approximately $6,153,000 expiring during the period from 2015 to 2032. Research and experimentation tax credit carry forwards approximate $380,000. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

        A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

(7) Concentration of Credit Risk

        Although the Company's customers are principally located in the U.S, ELITech-UK, a wholly owned subsidiary of the ELITech group, and our master distributor, and a related party beneficially owning 34.2% of the Company's outstanding shares, is now the Company's largest customer. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables. The Company's largest customer in 2012 and 2011, the ELITech group, represented approximately 19.2% and 12.5% of sales in the years ended June 30, 2012 and 2011, respectively, and 31.0% and 25.4% of accounts receivable at June 30, 2012 and 2011, respectively. The company's international sales for the fiscal years ended June 30, 2012 and June 30, 2011 amounted to $1,175,823 and $1,458,383, respectively.

        For the fiscal year ended June 30, 2012, the Company generated sales of $999,005 to ELITech-UK versus $706,523 in the prior year, with the amount receivable from ELITech-UK at June 30, 2012 and June 30, 2011 amounting to $224,379 and $219,297, respectively.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2012 and 2011

(8) Reportable Segments

        The Company's diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, its diagnostic medical products were sold wholesale through distributors, via its wholly owned subsidiary, Corgenix UK. However, commencing October 1, 2010, the Company began and eventually completed the process of winding down and closing its international subsidiary, Corgenix UK, and its international product sales began to be executed solely through ELITech-UK, a wholly owned subsidiary of the ELITech Group, its master distributor. Consequently, it is no longer meaningful to organize its business around the two geographic segments of business: North American and International operations.

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

        In connection with this reduction in workforce, in the fiscal year ended June 30, 2011, the Company incurred cash charges of approximately $131,751 for one-time costs associated with the severance of these employees, which has been accounted for on a straight-line basis over the period from notification through each employee's termination date. In addition to the above one-time charges amounting to $131,751, the Company has sold, where possible, the fixed assets, and transferred the facility lease of Corgenix UK. In that regard, the Company incurred an additional $90,237 in costs related to the loss on sale or abandonment of fixed assets, and $264,074 of charges relating to facility leases and other fixed obligations. In the fiscal year ended June 30, 2012, the Company incurred the final $17,202 of related costs prior to the final closing of Corgenix-UK on September 30, 2011.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION
September 26, 2012
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
/s/ DENNIS WALCZEWSKI Dennis Walczewski Director
		By:	/s/ BRUCE A. HUEBNER Bruce A. Huebner Director
		By:	/s/ DAVID LUDVIGSON David Ludvigson Director