Form 10-Q
period 2012-09-30
CORGENIX MEDICAL CORP/CO
filed 2012-11-13
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock outstanding was 48,184,159 as of October 1, 2012.

CORGENIX MEDICAL CORPORATION

September 30, 2012

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,197,453	$1,248,537
Accounts receivable, less allowance for doubtful accounts of $30,000 as of September 30, 2012 and June 30, 2012	1,376,404	958,897
Accounts receivable from affiliates (note 12)	405,148	438,041
Other receivables	60,418	17,637
Inventories	2,220,372	2,118,669
Prepaid expenses	35,417	15,341
Total current assets	5,295,212	4,797,122
Equipment
Capitalized software costs	357,832	357,832
Machinery and laboratory equipment	1,599,952	1,585,687
Furniture, fixtures, leaseholds & office equipment	1,743,088	1,743,088
	3,700,872	3,686,607
Accumulated depreciation and amortization	(2,647,600)	(2,580,489)
Net equipment	1,053,272	1,106,118
Intangible assets:
Licenses, net of amortization of $144,903 and $137,688	281,361	288,576
Other assets:
Due from officer	12,000	12,000
Other assets	93,113	59,161
Total assets	$6,734,958	$6,262,977
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 11)	$31,734	$38,585
Current portion of capital lease obligations	110,183	108,593
Revolving line of credit (Note 6)	—	—
Accounts payable	797,271	576,694
Accrued payroll and related liabilities	224,946	281,642
Accrued liabilities-other	137,189	146,970
Total current liabilities	1,301,323	1,152,484
Notes payable, net of discount, less current portion (Note 11)	14,049	22,240
Capital lease obligations, less current portion	74,232	102,020
Deferred facility lease payable, excluding current portion (Note 2)	351,504	348,104
Total liabilities	1,741,108	1,624,848

Redeemable preferred stock, $0.001par value. 36,680 shares issued and outstanding, aggregate redemption value of $9,170	11,738	11,738

Stockholders’ equity (Note 9):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 48,184,159 and 47,213,534 at September 30,2012 and June 30, 2012 respectively	48,183	47,186
Additional paid-in capital	21,343,230	21,183,746
Accumulated deficit	(16,409,301)	(16,604,541)
Total stockholders’ equity	4,982,112	4,626,391
Total liabilities and stockholders’ equity	$6,734,958	$6,262,977

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	September 30, 2012		September 30, 2011

Revenues:
Product sales	$2,535,667		$1,879,070
Contract R & D and grant revenues	285,399		299,138
Total revenues	2,821,066		2,178,208

Cost of revenues:
Cost of goods sold	1,403,507		927,976
Cost of R & D and grant revenues	215,607		203,012
Total cost of revenues	1,619,114		1,130,988
Gross profit	1,201,952		1,047,220
Operating expenses:
Selling and marketing	441,350		509,327
Research and development	127,170		90,091
General and administrative	428,836		424,908
Costs associated with exit or disposal activities (note 9)	—		17,202
Total expenses	997,356		1,041,528
Operating income	204,596		5,692
Other income (expense):
Other income	118		4,296
Interest expense	(6,400)		(60,222)
Total other income (expense)	(6,282)		(55,926)

Net income (loss)	198,314		(50,234)
Accreted dividends on redeemable preferred and redeemable common stock	3,074		5,078

Net income (loss) attributable to common shareholders	$195,240		$(55,312)

Earnings (loss) per share:
Basic	$0.00	*	$(0.00)*
Diluted	$0.00	*	$(0.00)*
Weighted-average shares outstanding:
Basic	47,895,726		41,517,117
Diluted	48,542,614		41,517,117

See accompanying notes to consolidated financial statements.

*Less than $ 0.00 or (0.01) per share

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the three months ended September 30, 2012

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2012	47,213,534	$47,186	$21,183,746	$(16,604,541)	$4,626,391
Issuance of common stock for services	103,079	103	10,205	—	10,308
Issuance of common stock for cash	895,061	894	133,374	—	134,268
Compensation expense recorded as a result of stock options issued	—	—	15,905	—	15,905
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(3,074)	(3,074)
Cancellation of redeemable common stock upon note pay down	(27,515)	—	—	—	—
Net income	—	—	—	198,314	198,314
Balances at September 30, 2012	48,184,159	$48,183	$21,343,230	$(16,409,301)	$4,982,112

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income (loss)	$198,314	$(50,234)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74,326	70,138
Common stock issued for services	10,308	8,114
Compensation expense recorded for stock options issued	15,905	18,259
Non —cash costs associated with exit or disposal activities	—	49,296
Changes in operating assets and liabilities:
Trade and other receivables, net	(431,032)	(37,023)
Inventories	(101,703)	(27,440)
Prepaid expenses and other assets, net	(54,028)	(9,774)
Accounts payable	220,577	44,029
Accrued payroll and related liabilities	(56,696)	12,531
Accrued interest and other liabilities	(6,381)	(58,343)

Net cash provided by (used in) operating activities	(130,410)	19,553

Cash flows used in investing activities:
Additions to equipment	(14,265)	(13,788)
Net cash used in investing activities	(14,265)	(13,788)

Cash flows provided by (used in) financing activities:
Increase (decrease) in amount due to factor	—	(791,325)
Increase (decrease) in inventory loan	—	(163,460)
Proceeds from issuance of common stock, net of financing costs	134,268	533,998
Proceeds received from revolving line of credit	1,900,509	2,199,642
Payments on revolving line of credit	(1,896,872)	(1,377,589)
Payments on notes payable	(18,116)	(47,760)
Payments on capital lease obligations	(26,198)	(24,790)
Net cash provided by financing activities	93,591	328,716

Net increase (decrease) in cash and cash equivalents	(51,084)	334,481
Cash and cash equivalents at beginning of period	1,248,537	1,095,239
Cash and cash equivalents at end of period	$1,197,453	$1,429,720
Supplemental cash flow disclosures:
Cash paid for interest	$6,423	$62,743
Noncash investing and financing activities
Accreted dividends on redeemable common and redeemable preferred stock	$3,074	$5,078

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

•                  Contract R&D Agreements—We provide contract product development services to strategic partners and alliances. Our most significant Contract R &D customers include ELITech, Tulane University (“Tulane”) and the National Institutes of Health (“NIH”).

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

We are actively developing new laboratory tests in these and other important diagnostic testing areas

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2012 that are of significance or potential significance to the Company.

3.                                      INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of September 30, 2012 or June 30, 2012. Components of inventories as of September 30, 2012 and June 30, 2012 are as follows:

	September 30,	June 30,
	2012	2012
Raw materials	$569,611	$425,582
Work-in-process	689,173	785,726
Finished goods	961,588	907,361
	$2,220,372	$2,118,669

4.                                      EARNINGS (LOSS) PER SHARE

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

	3 Months ended September 30, 2012		3 Months ended September 30, 2011
Net income (loss) attributable to common shareholders	$195,240		$(55,312)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	47,213,534		40,894,847
Weighted average common equivalent shares issued (retired) during the period	682,192		622,270
Weighted average common shares — basic	47,895,726		41,517,117
Dilutive potential common shares:
Stock options	646,888		—
Weighted average common shares and dilutive potential common shares	48,542,614		41,517,117
Net income (loss) per share — basic	$0.00	*	$(0.00	)*
Net income (loss) per share — diluted	$0.00	*	$(0.00	)*

*Less than $0.01 or (0.01) per share

Options and warrants to purchase common stock, totaling 27,299,193 shares as of September 30, 2011, are not considered in the calculation of weighted average common shares-diluted above, as their effect would be to lower the net loss per share and thus be anti-dilutive. Redeemable common stock is included in the common shares outstanding for purposes of calculating net loss per share.

5.                                      LIQUIDITY

At September 30, 2012, our working capital increased by $349,251 to $3,993,889 from $3,644,638 at June 30, 2012, and concurrently, our current ratio (current assets divided by current liabilities) decreased slightly from 4.16 to 1 at June 30, 2012 to 4.07 to 1 at September 30, 2012. This increase in working capital is primarily attributable to the $500,000 third tranche investment by ELITech in addition to the substantial reduction in short term borrowings as evidenced by the revolving line of credit.

At September 30, 2012, trade receivables were $1,781,552 versus $1,396,938 at June 30, 2012. Accounts payable, accrued payroll and other accrued expenses increased by a combined $154,100 to $1,159,406 from $1,005,306 at June 30, 2012. At September 30, 2012, inventories increased $101,703 to $2,220,372 versus $2,118,669 at June 30, 2012.

For the three months ended September 30, 2012, cash used by operating activities amounted to $130,410, versus cash provided by operating activities of $19,553 for the three months ended September 30, 2011. The decrease in the cash provided by operations for the current quarter resulted primarily from the increases in accounts receivable and inventories, which more than offset the net income realized for current period.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $14,265 for the three months ended September 30, 2012, compared to net cash used by investing activities for the three months ended September 30, 2011 totaling $13,788.

Net cash provided by financing activities amounted to $93,591 for the three months ended September 30, 2012 compared to net cash provided by financing activities for the three months ended September 30, 2011 totaling $328,716. This decrease versus the comparable prior year was primarily due to the significantly lower amount of proceeds from the issuance of common stock to ELITech in the current three month period versus the proceeds received in the prior period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $14,006,898 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

In summary, the cash provided by financing activities was more than offset by the net cash used in operating and investing activities, resulting in a net decrease in cash of $51,084 for the current three month period.

The $2,000,000 ELITech common stock investment in addition to the LSQ $1,500,000 July 14, 2011 credit facility, in conjunction with our current revised forecasts indicating profitability for the current fiscal year, should provide adequate resources to continue operations for longer than 12 months.

6.                                  FAIR VALUE MEASUREMENT

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

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds	$630,528	$—	$—	$630,528
Total	$630,528	$—	$—	$630,528

7.                                      SEGMENT INFORMATION

The Company’s diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, its diagnostic medical products were sold wholesale through distributors, via its wholly owned subsidiary, Corgenix UK. However, commencing October 1, 2010, the Company began the process of winding down with the intent of eventually closing its international subsidiary, Corgenix UK, and its international product sales began to be executed solely through ElITech-UK, a wholly owned subsidiary of the ELITech Group, its master distributor. Consequently, it is no longer meaningful to organize its business around the two geographic segments of business: North American and International operations. For the quarters ended September 30, 2012 and September 30, 2011, the Company generated international sales to ELITech-UK amounting to $251,620 and $231,034, respectively, with the amount receivable from ELITech-UK at September 30, 2012 and September 30, 2011 amounting to $199,755 and $226,397, respectively.

8.                                      REDEEMABLE COMMON STOCK

(a)                             Redeemable Common Stock and Warrants

As previously reported, on July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (“MBL”) Stock Purchase Agreement (the “MBL Agreement”), MBL purchased shares of the Company’s common stock for $500,000, which were subject to MBL’s option to require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. were terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock (the “Purchased Shares”) at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants were originally due to expire on July 3, 2009

On August 27, 2010, the Company entered into a Third MBL Amendment to the Common Stock Purchase Agreement and Warrant dated August 1, 2010 (the “Third MBL Amendment”) among the Company and MBL, wherein the remaining 220,070 Purchased Shares were exchanged for a two-year promissory note in the principal amount of $125,000, payable with interest at the prime rate plus two percent (the “Third MBL Note”) with payments having commenced on September 1, 2010. The Third MBL Amendment also extended the warrants to August 1, 2012. As a result of the warrant extension, an additional discount was created, which was accreted through dividends and is included as deferred financing costs on the Company’s balance sheet.

As of September 30, 2012, all 880,282 shares have been returned to us pursuant to the three notes payable. As a result, no shares are still held as collateral for the note payable, and the warrants have now expired.

9.                                      STOCKHOLDERS’ EQUITY

(a)                                 Common Stock

On September 16, 2011 we received $500,000 from Wescor, pursuant to the Third Tranche under the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, Wescor invested an additional $500,000 and was issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarters ended September 30, 2012 and September 30, 2011, we generated $205,393 and $176,559, respectively in R & D revenue from Wescor, and issued 895,061and 226,653 shares, respectively under this arrangement. Also, pursuant to the 2011 Development Agreement, as of September 30, 2012 and September 30, 2011 there was $205,393 and $176,559, respectively, in accounts receivable for ELITech/Wescor-funded research and development and $70,955 and $83,767 due from Wescor with respect to stock purchase commitments owing from Wescor for 473,032 and 558,449 shares, respectively, to be issued subsequent to September 30, 2012 and September 30, 2011, respectively. The $70,955 and $83,767 stock purchase commitments were not recorded as of September 30, 2012.

As a result of these transactions, ELITech beneficially owned 35.4% of the Company’s outstanding shares as of September 30, 2012, and is considered a related party.

(b)                                 Incentive Stock Option Plan

Stock Options as of September 30, 2012

Our Amended and Restated Employee Stock Purchase Plans and the 2007 and 2011 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of September 30, 2012, and changes during the three months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	3,725,000	$0.19	52.6	$—
Granted	235,000	$0.10	82.0
Exercised	—	$—	—
Cancelled, expired or forfeited	(85,000)	$0.11	72.7
Options outstanding at September 30, 2012	3,875,000	$0.20	30.4	$—
Options exercisable at September 30, 2012	2,710,000	$0.24	43.5	$—

The total intrinsic value as of September 30, 2012 measures the difference between the market price as of September 30, 2012 and the exercise price. No options were exercised during the quarters ended September 30, 2012 or September 30, 2011. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

As of September 30, 2012, estimated unrecognized compensation cost from unvested stock options amounted to $55,938, which is expected to be recognized over a weighted average period of 72.0 months.

The weighted average per share fair value of stock options granted during the quarter ending September 30, 2012 was $0.10. The weighted average per share fair value of stock options granted during the quarter ending September 30, 2011 was $0.075. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Valuation Assumptions	2012	2011

Expected life	7years	7 years
Risk-free interest rate	2.69%	2.69%
Expected volatility	161.5%	113.7%
Expected dividend yield	0%	0%

10.                               REVOLVING LINE OF CREDIT

On July 14, 2011, the Company entered into a Revolving Credit and Security Agreement (the “Loan Agreement”) with LSQ Funding Group, L.C., a Florida limited liability company (“LSQ”), which provided the Company with a $1,500,000 revolving line of credit (the “Line”).

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

We have used the money we received under the Loan Agreement and the Line to pay off our outstanding debt obligations to Summit, which totaled $732,487 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full. Currently, we have made a concerted effort to minimize our use of the Line, and consequently for the quarters ended September 30, 2012 and September 30, 2011, LSQ funded a total of $1,900,509 and $2,199,642, respectively under the Line, of which $(14,000) and $822,053 were outstanding as of September 30, 2012 and September 30, 2011, respectively. Fees paid to LSQ for interest and other services for the same periods totaled $509 and $35,099, respectively.

11.                               NOTES PAYABLE

Notes payable consist of the following at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Note payable, net of discount of $0, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of September 30, 2012 due in monthly installments with principal payments of $5,200 plus interest through August 2012	$—	$7,526
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	45,783	53,299
	45,783	60,825
Current portion, net of current portion of discount	(31,734)	(38,585)
Notes payable, excluding current portion and net of long-term portion of discount	$14,049	$22,240

12.                               CONCENTRATION OF CREDIT RISK

The Company’s customers are principally located in the U.S. However, the ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah), combined are considered to be a related party beneficially owning 43.2% of the Company’s outstanding shares, and is now the Company’s largest customer. The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require collateral for receivables. The ELITech group (ELITech-UK and Wescor) represented approximately 16.2% and 18.7% of total revenues in the quarters ended September 30, 2012 and September 30, 2011, respectively, and 22.4% and 28.3%, respectively of total accounts receivable at September 30, 2012 and September 30, 2011. The company’s international sales to ELITech-UK for the quarters ended September 30, 2012 and September 30, 2011 amounted to $251,620 and $231,034, respectively.

13.                               COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

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

Pursuant to this plan, beginning October 1, 2010, the Company began winding down the business activities heretofore carried out by Corgenix UK and permanently closing the business on or about May 31, 2011. In order to accomplish this wind down and closing of Corgenix UK, the Company transferred one of Corgenix UK’s seven employees to ELITech UK, terminated the employment of all but two of the remaining Corgenix UK employees at September 30, 2011, retained one employee and one consultant until November 30, 2010, and retained the last remaining employee until September 30, 2011.

In connection with this reduction in workforce, the Company incurred cash charges of approximately $131,751 for one-time costs associated with the severance of these employees, which has been accounted for on a straight-line basis over the period from notification through each employee’s termination date. In addition to the above one-time charges amounting to $131,751, the Company has sold, where possible, the fixed assets, and transferred the facility lease of Corgenix UK. In that regard, the Company incurred an additional $90,237 in costs related to the loss on sale or abandonment of fixed assets, and $264,074 of charges relating to facility leases and other fixed obligations. During the three months ended September 30, 2011, Corgenix-UK was completely liquidated and all of the costs associated with exit or disposal activities have been incurred and accounted for.

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

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,995,014 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. There can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

(c)                                  Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Total revenues. The following two tables provide the reader with further insight as to the changes of the various components of our total revenues for the comparable quarters ended September 30, 2012.

	Quarter ended September 30,		% Incr.
	2012	2011	(Decr.)
Total Revenues
Geographical Breakdown:
North America	$2,445,763	$1,875,897	30.4%
International	$375,303	$302,311	24.1%
Total Revenues	$2,821,066	$2,178,208	29.5%

	Quarter Ended September 30,		% Incr.
	2012	2011	(Decr.)
Total Revenues
By Category:
Phospholipid Sales*	$786,698	$824,704	(4.6)%
Coagulation Sales*	$425,504	$322,977	31.7%
Aspirin Works Sales	$184,693	$155,334	18.9%
Hyaluronic Acid Sales	$277,872	$203,534	36.5%
Autoimmune Sales	$26,130	$35,517	(26.4)%
Contract Manufacturing	$695,618	$177,884	291.1%
R & D and Grants	$285,398	$299,138	(4.6)%
Shipping, instruments and Other	$139,153	$159,120	(12.6)%
Total Revenues	$2,821,066	$2,178,208	29.5%

* Includes OEM Sales	$271,007	$220,960	22.6%

Cost of revenues.  Total cost of revenues, as a percentage of sales, increased to 57.4% for the quarter ended September 30, 2012 versus 51.9% for the prior fiscal year. The primary reasons for the increase for the quarter was the product sales mix, which was much more heavily weighted towards lower margin sales such as contract manufacturing, OEM sales and international product sales, in addition to the increased revenue generated from contract R & D and grants, which carries a much higher cost of revenues than do our core products. The following table shows, for the quarter ended September 30, 2012, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Quarter Ended September 30, 2012

	CORE BUSINESS	R & D AND GRANT
REVENUES	$2,535,667	$285,399
DIRECTLY RELATED COST OF REVENUES	$1,403,507	$215,607
COST OF REVENUES AS % OF TOTAL REVENUES	55.4%	75.5%

Quarter Ended September 30, 2011

	CORE BUSINESS	R & D AND GRANT
REVENUES	$1,879,070	$299,138
DIRECTLY RELATED COST OF REVENUES	$927,976	$203,012
COST OF REVENUES AS % OF TOTAL REVENUES	49.4%	67.9%

Selling and marketing expenses.  For the quarter ended September 30, 2012, selling and marketing expenses decreased $67,977 or 13.3% to $441,350 from $509,327 for the quarter ended September 30, 2011. The $67,977 decrease versus the prior year resulted primarily from decreases of $53,091 in labor-related expenses, $4,306 in advertising expense, and $3,177 in trade show and travel related expenses, plus a net decrease of $7,403 in other selling and marketing expenses.

Research and development expenses. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $108,438 or 38.8% to $387,892 for the quarter ended September 30, 2012, from $279,454 for the quarter ended September 30, 2011. The $108,438 increase versus the prior year resulted primarily from a $47,492 increases in labor-related expenses, and a $60,059 increase in laboratory supplies, plus a net increase of $887 in other research and development expenses.

General and administrative expenses. For the quarter ended September 30, 2012, general and administrative expenses increased $3,928 or less than 1% to $428,836 from $424,908 for the quarter ended September 30, 2011. This slight increase was primarily due to increases of $22,717 in labor related expenses and $16,576 in outside service expenses, mostly offset by a net decrease of $35,565 in other general and administrative expenses for the period.

Interest expense. Interest expense decreased $53,822, or 89.4% to $6,400 for the quarter ended September 30, 2012, from $60,222 for the quarter ended September 30, 2011. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period.

(d)                                 ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, non cash expense associated with stock-based compensation and the one-time costs associated with exit or disposal activities (“Adjusted EBITDA”) increased $181,633 or 147.1% to 305,135 for the quarter ended September 30, 2012 compared with $123,502 for the corresponding three month period in fiscal 2011. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended September 30, 2012	3 Months ended September 30, 2011
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$198,314	$(50,234)

Add back:
Depreciation and amortization	74,326	70,138
Stock-based compensation expense	26,213	26,373
Interest expense, net of interest income	6,282	60,023
Costs associated with exit or disposal activities	—	17,202
Adjusted EBITDA	$305,135	$123,502

(e)                                  Financing Agreements

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

We have used the money we received under the Loan Agreement and the Line to pay off our outstanding debt obligations to Summit Financial Resources, L.P. (“Summit”), which totaled $732,894 as of July 14, 2011, which was the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full.

In accordance with the July 10, 2010 Common Stock Purchase Agreement with ELITech and Wescor, Wescor purchased $2,000,000 of the Company’s common stock in three installments or tranches, and received warrants to purchase additional shares.

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

(f)                                   Liquidity and Capital Resources

At September 30, 2012, our working capital increased by $349,251 to $3,993,889 from $3,644,638 at June 30, 2012, and concurrently, our current ratio (current assets divided by current liabilities) decreased slightly from 4.16 to 1 at June 30, 2012 to 4.07 to 1 at September 30, 2012. This increase in working capital is primarily attributable to the $500,000 third tranche investment by ELITech in addition to the substantial reduction in short term borrowings as evidenced by the revolving line of credit.

At September 30, 2012, trade receivables were $1,781,552 versus $1,396,938 at June 30, 2012. Accounts payable, accrued payroll and other accrued expenses increased by a combined $154,100 to $1,159,406 from $1,005,306 at June 30, 2012. At September 30, 2012, inventories increased $101,703 to $2,220,372 versus $2,118,669 at June 30, 2012.

For the three months ended September 30, 2012, cash used by operating activities amounted to $130,410, versus cash provided by operating activities of $19,553 for the three months ended September 30, 2011. The decrease in the cash provided by operations for the current quarter resulted primarily from the increases in accounts receivable and inventories, which more than offset the net income realized for current period.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $14,265 for the three months ended September 30, 2012, compared to net cash used by investing activities for the three months ended September 30, 2011 totaling $13,788.

Net cash provided by financing activities amounted to $93,591 for the three months ended September 30, 2012 compared to net cash provided by financing activities for the three months ended September 30, 2011 totaling $328,716. This decrease versus the comparable prior year was primarily due to the significantly lower amount of proceeds from the issuance of common stock to ELITech in the current three month period versus the proceeds received in the prior period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $14,006,898 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

In summary, the cash provided by financing activities was more than offset by the net cash used in operating and investing activities, resulting in a net decrease in cash of $51,084 for the current three month period.

The $2,000,000 ELITech common stock investment in addition to the LSQ $1,500,000 July 14, 2011 credit facility, in conjunction with our current revised forecasts indicating profitability for the current fiscal year, should provide adequate resources to continue operations for longer than 12 months

(g)                                 Off -Balance Sheet Arrangements

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

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011 we received $500,000 from Wescor, pursuant to the Third Tranche under the Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, Wescor invested an additional $500,000 and was issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement. The proceeds have been used for general working capital purposes. The shares and warrants offered under the Common Stock Purchase Agreement have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The offer of such securities is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act. A Form D was filed by the Company reporting additional information regarding the sale of the securities.

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter ended September 30, 2012, we issued 895,061shares under this arrangement.

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

CORGENIX MEDICAL CORPORATION

November 13, 2012	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)