Form 10-Q
period 2012-12-31
CORGENIX MEDICAL CORP/CO
filed 2013-02-14
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares of Common Stock outstanding was 49,828,303 as of February 5, 2013.

CORGENIX MEDICAL CORPORATION

December 31, 2012

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,232,023	$1,248,537
Accounts receivable, less allowance for doubtful accounts of $30,000 as of December 31, 2012 and June 30, 2012	1,069,769	958,897
Accounts receivable from affiliates (note 12)	482,911	438,041
Other receivables	227,281	17,637
Inventories	2,112,842	2,118,669
Prepaid expenses	37,349	15,341
Total current assets	5,162,175	4,797,122
Equipment
Capitalized software costs	357,832	357,832
Machinery and laboratory equipment	1,627,335	1,585,687
Furniture, fixtures, leaseholds & office equipment	1,744,917	1,743,088
	3,730,084	3,686,607
Accumulated depreciation and amortization	(2,715,379)	(2,580,489)
Net equipment	1,014,705	1,106,118
Intangible assets:
Licenses	274,147	288,576
Other assets:
Other assets	79,300	71,161
Total assets	$6,530,327	$6,262,977
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 11)	$32,424	$38,585
Current portion of capital lease obligations	107,581	108,593
Revolving line of credit (Note 10)	—	—
Accounts payable	363,652	576,694
Accrued payroll and related liabilities	235,323	281,642
Accrued liabilities-other	141,637	146,970
Total current liabilities	880,617	1,152,484
Notes payable, net of discount, less current portion (Note 11)	5,679	22,240
Capital lease obligations, less current portion	50,012	102,020
Deferred facility lease payable, excluding current portion	345,991	348,104
Total liabilities	1,282,299	1,624,848
Redeemable preferred stock, $0.001par value. 36,680 shares issued and outstanding, aggregate redemption value of $9,170	11,738	11,738

Stockholders’ equity (Note 9):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 49,408,092 and 47,213,534 at December 31, 2012 and June 30, 2012 respectively	49,408	47,186
Additional paid-in capital	21,545,811	21,183,746
Accumulated deficit	(16,358,929)	(16,604,541)
Total stockholders’ equity	5,236,290	4,626,391
Total liabilities and stockholders’ equity	$6,530,327	$6,262,977

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended			Six Months Ended
	December 31, 2012		December 31, 2011	December 31, 2012	December 31, 2011

Revenues:
Product sales	$2,185,191		$1,725,952	$4,720,858	$3,605,022
Contract R & D and grant revenues	293,036		339,688	578,435	638,826
Total revenues	2,478,227		2,065,640	5,299,293	4,243,848

Cost of revenues:
Cost of goods sold	1,188,289		860,879	2,591,796	1,788,855
Cost of R & D and grant revenues	221,031		267,250	436,638	470,261
Total cost of revenues	1,409,320		1,128,129	3,028,434	2,259,116

Gross profit	1,068,907		937,511	2,270,859	1,984,732

Operating expenses:
Selling and marketing	435,128		448,399	876,478	957,725
Research and development	98,847		75,167	226,016	165,258
General and administrative	479,177		470,667	908,015	895,576
Costs associated with exit or disposal activities (note 13)	—		—	—	17,202
Total expenses	1,013,152		994,233	2,010,509	2,035,761

Operating income (loss)	55,755		(56,722)	260,350	(51,029)

Other income (expense):
Other income	112		250	230	4,546
Interest expense	(5,495)		(28,886)	(11,894)	(89,108)
Total other income (expense)	(5,383)		(28,636)	(11,664)	(84,562)

Net income (loss)	$50,372		$(85,358)	$248,686	$(135,591)
Accreted dividends on redeemable preferred and redeemable common stock	—		5,078	3,074	10,157

Net income (loss) attributable to common shareholders	$50,372		$(90,436)	$245,612	$(145,748)

Earnings (loss) per share:
Basic	$0.00	*	$(0.00)*	$0.01	$(0.00)*
Diluted	$0.00	*	$(0.00)*	$0.01	$(0.00)*

Weighted-average shares outstanding:
Basic	48,975,498		45,047,166	48,435,612	43,282,141
Diluted	50,755,593		45,047,166	49,541,484	43,282,141

See accompanying notes to consolidated financial statements.

*Less than $0.00 or $ (0.01) per share

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the six months ended December 31, 2012

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2012	47,213,534	$47,186	$21,183,746	$(16,604,541)	$4,626,391
Issuance of common stock for services	187,361	188	18,548	—	18,736
Issuance of common stock for cash	2,034,712	2,034	303,182	—	305,216
Compensation expense recorded as a result of stock options issued	—	—	40,335	—	40,335
Accreted dividend on redeemable common and redeemable preferred stock	—	—	—	(3,074)	(3,074)
Cancellation of redeemable common stock upon note pay down	(27,515)	—	—	—	—
Net income	—	—	—	248,686	248,686
Balances at December 31, 2012	49,408,092	$49,408	$21,545,811	$(16,358,929)	$5,236,290

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$248,686	$(135,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	149,319	142,203
Common stock issued for services	18,736	16,538
Compensation expense recorded for stock options issued	40,335	28,189
Non —cash costs associated with exit or disposal activities	—	49,296
Changes in operating assets and liabilities:
Trade and other receivables, net	(155,742)	221,636
Inventories	5,827	(62,197)
Prepaid expenses and other assets, net	(30,147)	43
Accounts payable	(213,042)	(81,457)
Accrued payroll and related liabilities	(46,319)	23,454
Accrued interest and other liabilities	(7,446)	(58,527)

Net cash provided by operating activities	10,207	143,587

Cash flows used in investing activities:
Additions to equipment	(43,477)	(23,300)
Net cash provided by (used in) investing activities	(43,477)	(23,300)

Cash flows provided by (used in) financing activities:
Increase (decrease) in amount due to factor	—	(791,325)
Increase (decrease) in inventory loan	—	(163,460)
Proceeds from issuance of common stock, net of financing costs	305,216	664,908
Proceeds received from revolving line of credit	3,750,924	3,267,930
Payments on revolving line of credit	(3,960,568)	(3,261,728)
Payments on notes payable	(25,796)	(75,606)
Payments on capital lease obligations	(53,020)	(44,381)
Net cash provided by (used in) financing activities	16,756	(403,662)

Net increase (decrease) in cash and cash equivalents	(16,514)	(283,375)
Cash and cash equivalents at beginning of period	1,248,537	1,095,239
Cash and cash equivalents at end of period	$1,232,023	$811,864
Supplemental cash flow disclosures:
Cash paid for interest	$11,918	$91,970
Noncash investing and financing activities:
Equipment acquired under capital leases	$—	$41,520
Accreted dividends on redeemable common and redeemable preferred stock	$3,074	$10,157

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

Most of our products are used in clinical laboratories for the diagnosis and/or the monitoring of three important sectors of health care:

•                  Autoimmune disease (diseases in which an individual creates antibodies to one’s self, for example systemic lupus erythematosus (“SLE”) and rheumatoid arthritis (“RA”),

•                  Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion); and

•                  Liver diseases (fibrosis and cirrhosis).

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

•                  Immunoturbidimetry (“IT”)—IT products are configured similar to ELISA Microplate products except that instead of coating microwell plates, this technology coats microbeads or microparticles. The assay configuration is more “automatable” than microplates, designed to be run on clinical chemistry analyzers in clinical testing laboratories by trained personnel. We use the IT format as part of our development and manufacturing agreements with ELITech.

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

(b)                                 Basis of Presentation

Financial Statement Preparation

The unaudited consolidated financial statements have been prepared by Corgenix according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Company has evaluated subsequent events through the date the financial statements were issued.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 27, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the  three or six months ended December 31, 2012 that are of significance or potential significance to the Company.

3.                                      INVENTORIES

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of December 31, 2012 or June 30, 2012. Components of inventories as of December 31, 2012 and June 30, 2012 are as follows:

	December 31,	June 30,
	2012	2012
Raw materials	$585,336	$425,582
Work-in-process	466,458	785,726
Finished goods	1,061,048	907,361
	$2,112,842	$2,118,669

4.                                      EARNINGS (LOSS) PER SHARE

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

	3 Months ended December 31, 2012		3 Months ended December 31, 2011		6 Months ended December 31, 2012	6 Months ended December 31, 2011
Net earnings (loss) attributable to common shareholders	$50,372		$(90,436)		245,612	$(145,748)
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	48,184,159		44,462,468		47,213,534	40,894,847
Weighted average common equivalent shares issued (retired) during the period	791,339		584,698		1,222,078	2,387,294
Weighted average common shares — basic	48,975,498		45,047,166		48,435,612	43,282,141
Dilutive potential common shares:
Stock options, warrants and shares of convertible preferred shares	1,780,095		—		1,105,872	—
Weighted average common shares and dilutive Potential common shares	50,755,593		45,047,166		49,541,484	43,282,141
Net income (loss) per share — basic	$0.00	*	$(0.00	)*	$0.01	$(0.00	)*
Net income (loss) per share — diluted	$0.00	*	$(0.00	)*	$0.01	$(0.00	)*

*Less than $0.01 or (0.01) per share

Options, warrants and shares of convertible preferred stock, totaling 27,470,913 shares as of December 31, 2011, were not considered in the calculation of weighted average common shares-diluted above, as their effect would be to lower the net loss per share and thus be anti-dilutive.

5.                                      LIQUIDITY

At December 31, 2012, our working capital increased by $636,920 to $4,281,558 from $3,644,638 at June 30, 2012, and concurrently, our current ratio (current assets divided by current liabilities) increased from 4.16 to 1 at June 30, 2012 to 5.86 to 1 at December 31, 2012. This increase in working capital is primarily attributable to the net income for the period in addition to the cash provided by the issuance of common stock.

At December 31, 2012, trade receivables were $1,552,680 versus $1,396,938 at June 30, 2012. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $264,694 to $740,612 from $1,005,306 at June 30, 2012. At December 31, 2012, inventories decreased $5,827 to $2,112,842 versus $2,118,669 at June 30, 2012.

For the six months ended December 31, 2012, cash provided by operating activities amounted to $10,207, versus cash provided by operating activities of $143,587 for the six months ended December 31, 2011. The decrease in the cash provided by operations for the current six month period resulted primarily from the increases in accounts receivable and decreases in accounts payable and accrued liabilities, which more than offset the increase in the net income realized for the current period.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $43,477 for the six months ended December 31, 2012, compared to net cash used by investing activities for the six months ended December 31, 2011 totaling $23,300.

Net cash provided by financing activities amounted to $16,756 for the six months ended December 31, 2012 compared to net cash used by financing activities for the six months ended December 31, 2011 totaling $403,662. This increase versus the comparable prior year was primarily due to the significantly lower borrowings for the current period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,956,526 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

In summary, the cash provided by operating and financing activities was more than offset by the net cash used in investing  activities, resulting in a net decrease in cash of $16,514 for the current six month period.

We believe that our current working capital, in conjunction with our current revised profitable forecasts indicating profitability for the current fiscal year, should provide adequate resources to continue operations for longer than 12 months.

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

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Money market funds	$630,035	$—	$—	$630,035
Total	$630,035	$—	$—	$630,035

7.                                      SEGMENT INFORMATION

The Company’s diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, its diagnostic medical products were sold wholesale through distributors, via its wholly owned subsidiary, Corgenix UK. However, commencing October 1, 2010, the Company began the process of winding down with the intent of eventually closing its international subsidiary, Corgenix UK, and its international product sales began to be executed solely through ELITech-UK, a wholly owned subsidiary of the ELITech Group, its master distributor. Consequently, it is no longer meaningful to organize its business around the two geographic segments of business: North American and International operations. For the quarters ended December 31, 2012 and December 31, 2011, the Company generated international sales to ELITech-UK amounting to $423,637 and $223,267, respectively. For the six months ended December 31, 2012 and December 31, 2011, the Company generated international sales to ELITech-UK amounting to $675,257 and $454,351, respectively, with the amount receivable from ELITech-UK at December 31, 2012 and December 31, 2011 amounting to $332,544 and $189,368, respectively.

8.                                      REDEEMABLE COMMON STOCK

(a)                             Redeemable Common Stock and Warrants

As previously reported, on July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (“MBL”) Stock Purchase Agreement (the “MBL Agreement”), MBL purchased shares of the Company’s common stock for $500,000, which were subject to MBL’s option to require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. were terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock (the “Purchased Shares”) at a price of $.568 per share, which is equal to an aggregate amount of $500,000. These warrants were originally due to expire on July 3, 2009

On August 27, 2010, the Company entered into a Third MBL Amendment to the Common Stock Purchase Agreement and Warrant dated August 1, 2010 (the “Third MBL Amendment”) among the Company and MBL, wherein the remaining 220,070 Purchased Shares were exchanged for a two-year promissory note in the principal amount of $125,000, payable with interest at the prime rate plus two percent (the “Third MBL Note”) with payments having commenced on September 1, 2010. The Third MBL Amendment also extended the warrants to August 1, 2012. As a result of the warrant extension, an additional discount was created, which was accreted through dividends and was included as deferred financing costs on the Company’s balance sheet.

As of September 30, 2012, all 880,282 shares were returned to us pursuant to the three notes payable. As a result, no shares are still held as collateral for the note payable, and the warrants have now expired.

9.                                      STOCKHOLDERS’ EQUITY

(a)                                 Common Stock

On September 16, 2011, Wescor invested an additional $500,000 pursuant to the Third Tranche under the Common Stock Purchase Agreement and was issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party is responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarters ended December 31, 2012 and December 31, 2011, we generated $150,368 and $208,298, respectively in R & D revenue from Wescor, and issued 1,139,651 and 872,731 shares, respectively under this arrangement. For the six months ended December 31, 2012 and December 31, 2011, we generated $355,761 and $384,857, respectively in R & D revenue from Wescor, and issued 2,034,712 and 1,099,384 shares, respectively under this arrangement. Also, pursuant to the 2011 Development Agreement, as of December 31, 2012 and December 31, 2011 there was $150,368 and $208,298, respectively, in accounts receivable for ELITech/Wescor-funded research and development and $39,276 and $37,106 due from Wescor with respect to stock purchase commitments owing from Wescor for 261,843 and 247,473 shares, respectively, to be issued subsequent to December 31, 2012 and December 31, 2011, respectively. The $39,276 and $37,106 stock purchase commitments were not recorded as of December 31, 2012 or December 31, 2011.

As a result of these transactions, ELITech, including warrants, beneficially owned 45.0% of the Company’s outstanding shares as of  December 31, 2012, and is considered a related party.

(b)                                 Employee Stock Purchase Plan

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2008, Shareholders approved the Company’s Second Amended and Restated Employee Stock Purchase Plan. These plans are registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. On January 17, 2012, at our Annual Meeting of shareholders, the shareholders voted to approve The Third Amended & Restated Employee Stock Purchase Plan, effective January 1, 2012. The maximum number of shares that may be sold under the Third Amended & Restated Employee Stock Purchase Plan is 500,000 shares, which shares have been registered with the SEC. For the three and six months ended December 31, 2012, shares issued under the plans amounted to 84,282 and 187,361, respectively. For the three and six months ended December 31, 2011, shares issued under the plans amounted to 84,244 and 174,402, respectively.

(c)                                  Incentive Stock Option Plan

Stock Options as of December 31, 2012

Our Amended and Restated Employee Stock Purchase Plans and the 2007 and 2011 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of December 31, 2012, and changes during the six months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	3,725,000	$0.19	52.6	$—
Granted	270,000	$0.11	79.4
Exercised	—	$—	—
Cancelled, expired or forfeited	(85,000)	$0.11	72.7
Options outstanding at December 31, 2012	3,910,000	$0.20	28.2	$—
Options exercisable at December 31, 2012	2,718,333	$0.24	40.5	$—

The total intrinsic value as of December 31, 2012 measures the difference between the market price as of December 31, 2012 and the exercise price. No options were exercised during the six months ended December 31, 2012 or December 31, 2011. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

As of December 31, 2012, estimated unrecognized compensation cost from unvested stock options amounted to $76,914, which is expected to be recognized over a weighted average period of 69.4 months.

The weighted average per share fair value of stock options granted during the six months ending December 31, 2012 was $0.11. The weighted average per share fair value of stock options granted during the six months ending December 31, 2011 was $0.075. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Six Months Ended
	December 31,		December 31,
Valuation Assumptions	2012	2011	2012	2011

Expected life	7years	7years	7years	7 years
Risk-free interest rate	2.69%	2.69%	2.69%	2.69%
Expected volatility	161.5%	113.7%	161.5%	135.8%
Expected dividend yield	0%	0%	0%	0%

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

We have used the money we received under the Loan Agreement and the Line to pay off prior our outstanding debt obligations to Summit Financial Resources, L.P. (“Summit”), which totaled $732,487 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full. Currently, we have made a concerted effort to minimize our use of the Line, and consequently for the quarters ended December 31, 2012 and December 31, 2011, LSQ funded a total of $1,850,415 and $1,068,288, respectively under the Line, of which $227,281 was owed us as of December 31, 2012 as opposed to $6,202 which was  outstanding as of  December 31, 2011. For the six months ended December 31, 2012 and 2011, LSQ funded a total of $3,750,924   and   $3,267,930, respectively.  Fees paid to LSQ for interest and other services for the quarters ended December 31, 2012 and 2011 totaled $415 and $18,287, respectively, and for the six months ended December 31, 2012 and 2011, totaled $924 and $53,386, respectively.

11.                               NOTES PAYABLE

Notes payable consist of the following at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Note payable, net of discount of $0, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2012 due in monthly installments with principal payments of $5,200 plus interest through August 2012)	$—	$7,526
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	38,103	53,299
	38,103	60,825
Current portion, net of current portion of discount	(32,424)	(38,585)
Notes payable, excluding current portion and net of long-term portion of discount	$5,679	$22,240

12.                               CONCENTRATION OF CREDIT RISK

The Company’s customers are principally located in the U.S. However, the ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah), combined are considered to be a related party beneficially owning 45.0% of the Company’s outstanding shares, and  is now the Company’s largest customer. The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require collateral for receivables. The ELITech group (ELITech-UK and Wescor) represented approximately 23.2% and 20.9% of total revenues in the quarters ended December 31, 2012 and December 31, 2011, respectively, approximately 19.5% and 19.3% of total revenues for the six months ended December 31, 2012 and December 31, 2011, respectively, and 30.5% and 28.4% of total accounts receivable at December 31, 2012 and December 31, 2011, respectively. The company’s international sales to ELITech-UK for the quarters ended December 31, 2012 and December 31, 2011 amounted to $423,637 and $223,267 respectively, and for the six months ended December 31, 2012 and 2011 amounted to $675,257 and $454,351, respectively.

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

Pursuant to this plan, beginning October 1, 2010, the Company began winding down the business activities heretofore carried out by Corgenix UK and permanently closing the business on or about May 31, 2011. In order to accomplish this wind down and closing of Corgenix UK, the Company transferred one of Corgenix UK’s seven employees to ELITech UK, terminated the employment of all but two of the remaining Corgenix UK employees at December 31, 2011, retained one employee and one consultant until November 30, 2010, and retained the last remaining employee until December 31, 2011.

In connection with this reduction in workforce, the Company incurred cash charges of approximately $131,751 for one-time costs associated with the severance of these employees, which has been accounted for on a straight-line basis over the period from notification through each employee’s termination date. In addition to the above one-time charges amounting to $131,751, the Company has sold, where possible, the fixed assets, and transferred the facility lease of Corgenix UK. In that regard, the Company incurred an additional $90,237 in costs related to the loss on sale or abandonment of fixed assets, and $264,074 of charges relating to facility leases and other fixed obligations. During the three months ended December 31, 2011, Corgenix-UK was completely liquidated and all of the costs associated with exit or disposal activities have been incurred and accounted for.

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

(c)           Results of Operations

Three months ended December 31, 2012 compared to three months ended December 31, 2011

Total revenues. The following two tables provide the reader with further insight as to the changes in the various components of our total revenues for the comparable quarters ended December 31, 2012 and December 31, 2011.

	Quarter ended
	December 31,		% Incr.
	2012	2011	(Decr.)
Total Revenues:
Geographical Breakdown
North America	$2,035,654	$1,733,908	17.4%
International	$442,573	$331,732	33.4%
Total Revenues	$2,478,227	$2,065,640	20.0%

	Quarter Ended
	December 31,		% Incr.
	2012	2011	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$829,937	$759,194	9.3%
Coagulation Sales*	$269,248	$368,232	(26.9)%
Aspirin Works Sales	$306,327	$165,661	84.9%
Hyaluronic Acid Sales	$200,398	$207,867	(3.6)%
Autoimmune Sales	$33,430	$10,750	211.0%
Contract Manufacturing	$397,100	$103,352	284.2%
R & D Contract	$293,036	$339,688	(13.7)%
Shipping and Other	$148,751	$110,896	34.1%
Total Revenues	$2,478,227	$2,065,640	20.0%

*	Includes OEM Sales	$185,493	$257,735	(28.0)%

Cost of revenues.  Total cost of revenues, as a percentage of sales, were 56.9% for the quarter ended December 31, 2012 versus 54.6% for the prior fiscal year. The primary reasons  for the increase for the quarter were the product sales mix, which was much more heavily weighted towards lower margin sales such as contract manufacturing, OEM sales and international product sales, in addition to the increased revenue generated from contract R & D and grants, which carry a much higher cost of revenues than do our core products. The following table shows, for the quarters ended December 31, 2012 and December 31, 2011, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Quarter Ended December 31, 2012

	CORE BUSINESS	R & D AND GRANT
REVENUES	$2,185,191	$293,036
DIRECTLY RELATED COST OF REVENUES	$1,188,289	$221,031
COST OF REVENUES AS % OF TOTAL REVENUES	54.4%	75.4%

Quarter Ended December 31, 2011

	CORE BUSINESS	R & D AND GRANT
REVENUES	$1,725,952	$339,688
DIRECTLY RELATED COST OF REVENUES	$860,879	$267,250
COST OF REVENUES AS % OF TOTAL REVENUES	49.9%	78.7%

Selling and marketing expenses.  For the quarter ended December 31, 2012, selling and marketing expenses decreased $13,271 or 3.0% to $435,128 from $448,399 for the quarter ended December 31, 2011. The $13,271 decrease versus the prior year resulted primarily from decreases of $31,813 in labor-related expenses, $16,334 trade show and travel related expenses, and $6,695 in advertising expense, partially offset by a net increase of $41,571 in other selling and marketing expenses.

Research and development expenses. Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, decreased $29,221 or 9.6% to $275,406 for the quarter ended December 31, 2012, from $304,627 for the quarter ended December 31, 2011. The $29,221 decrease versus the prior year resulted primarily from decreases of $11,991 laboratory supplies and $3,783 in travel-related expenses, plus a net decrease of $13,447 in other research and development expenses.

General and administrative expenses. For the quarter ended December 31, 2012, general and administrative expenses increased $8,510 or 1.8% to $479,177 from $470,667 for the quarter ended December 31, 2011. This increase was primarily a result of a $48,796 increase in labor-related expense, partially offset by a net decrease of $40,286 for the period.

Interest expense. Interest expense decreased $23,391, or 81.0% to $5,495 for the quarter ended December 31, 2012, from $28,886 for the quarter ended December 31, 2011. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period.

Six months ended December 31, 2012 compared to six months ended December 31, 2011

Total revenues. The following two tables provide the reader with further insight as to the changes in the various components of our total revenues for the comparable six month periods ended December 31, 2012 and December 31, 2011.

	Six months ended
	December 31,		% Incr.
	2012	2011	(Decr.)
Total Revenues:
Geographical Breakdown
North America	$4,481,417	$3,609,806	24.2%
International	$817,876	$634,042	29.0%
Total Revenues	$5,299,293	$4,243,848	24.9%

	Six months Ended
	December 31,		% Incr.
	2012	2011	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$1,616,635	$1,583,898	2.1%
Coagulation Sales*	$694,753	$691,208	1.0%
Aspirin Works Sales	$491,020	$320,995	53.0%
Hyaluronic Acid Sales	$478,270	$411,401	16.3%
Autoimmune Sales	$59,560	$46,267	28.7%
Contract Manufacturing	$1,092,718	$281,236	288.5%
R & D Contract	$578,435	$638,826	(9.5)%
Shipping and Other	$287,902	$270,017	6.6%
Total Revenues	$5,299,293	$4,243,848	24.9%

* Includes OEM Sales	$456,499	$478,695	(4.6)%

Cost of revenues.  Total cost of revenues, as a percentage of sales, were 57.1% for the six months ended December 31, 2012 versus 53.2% for the prior fiscal year. The primary reasons for the increase for the six month period were the product sales mix, which was much more heavily weighted towards lower margin sales such as contract manufacturing, OEM sales and international product sales, in addition to the increased revenue generated from contract R & D and grants, which carry a much higher cost of revenues than do our core products. The following table shows, for the six months ended December 31, 2012 and December 31, 2011, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Six Months Ended December 31, 2012

	CORE BUSINESS	R & D AND GRANT
REVENUES	$4,720,858	$578,435
DIRECTLY RELATED COST OF REVENUES	$2,591,796	$436,638
COST OF REVENUES AS % OF TOTAL REVENUES	54.9%	75.5%

Six Months Ended December 31, 2011

	CORE BUSINESS	R & D AND GRANT
REVENUES	$3,605,022	$638,826
DIRECTLY RELATED COST OF REVENUES	$1,788,855	$470,261
COST OF REVENUES AS % OF TOTAL REVENUES	49.6%	73.6%

Selling and marketing expenses.  For the six months ended December 31, 2012, selling and marketing expenses decreased $81,247 or 8.5% to $876,478 from $957,725 for the six months ended December 31, 2011. The $81,247 decrease versus the prior year resulted primarily from decreases of $84,903 in labor-related expenses and $29,909 in trade show and travel related expenses, partially offset by a net increase of $33,565 in other selling and marketing expenses.

Research and development Expenses. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $70,207 or 12.0% to $654,288 for the six months ended December 31, 2012, from $584,081 for the six months ended December 31, 2011. The $70,207 increase versus the prior year resulted primarily from increases of $46,966 in labor-related expenses and $48,068 in laboratory supplies, partially offset by a net decrease of $24,827 in other research and development expenses.

General and administrative expenses. For the six months ended December 31, 2012, general and administrative expenses increased $12,439 or 1.4% to $908,015 from $895,576 for the six months ended December 31, 2011. The $12,439 increase versus the prior year resulted primarily from increases of $71,514 in labor-related expenses, partially offset by a net decrease of $59,075 in other general and administrative expenses.

Interest expense. Interest expense decreased $77,214, or 86.7% to $11,894 for the six months ended December 31, 2012, from $89,108 for the six months ended December 31, 2011. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period.

(d)           ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, non cash expense associated with stock-based compensation and the one-time costs associated with exit or disposal activities (“Adjusted EBITDA”) increased $129,909 or 385.5% to $163,606 for the quarter ended December 31, 2012 compared with $33,397 for the corresponding three month period in fiscal 2011. For the six month period ended December 31, 2012, adjusted EBITDA increased $311,540 or 198.2% to $468,740 compared with $157,200 for the corresponding six month period in fiscal 2011. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended December 31, 2012	3 Months ended December 31, 2011	6 Months ended December 31, 2012	6 Months ended December 31, 2011
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$50,372	$(85,358)	$248,686	$(135,591)

Add back:
Depreciation and amortization	74,993	72,065	149,319	142,203
Stock-based compensation expense	32,858	18,354	59,071	44,727
Interest expense, net of interest income	5,383	28,636	11,664	88,659
Costs associated with exit or disposal activities	—	—	—	17,202
Adjusted EBITDA	$163,606	$33,697	$468,740	$157,200

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

(f)            Liquidity and Capital Resources

At December 31, 2012, our working capital increased by $636,920 to $4,281,558 from $3,644,638 at June 30, 2012, and concurrently, our current ratio (current assets divided by current liabilities) increased from 4.16 to 1 at June 30, 2012 to 5.86 to 1 at December 31, 2012. This increase in working capital is primarily attributable to the net income for the period in addition to the cash provided by the issuance of common stock.

At December 31, 2012, trade receivables were $1,552,680 versus $1,396,938 at June 30, 2012. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $264,694 to $740,612 from $1,005,306 at June 30, 2012. At December 31, 2012, inventories decreased $5,827 to $2,112,842 versus $2,118,669 at June 30, 2012.

For the six months ended December 31, 2012, cash provided by operating activities amounted to $10,207, versus cash provided by operating activities of $143,587 for the six months ended December 31, 2011. The decrease in the cash provided by operations for the current six month period resulted primarily from the increases in accounts receivable and decreases in accounts payable and accrued liabilities, which more than offset the increase in the net income realized for the current period.

Net cash used by investing activities, the purchase of laboratory equipment, leasehold improvements and computer equipment, was $43,477 six months ended December 31, 2012, compared to net cash used by investing activities for the six months ended December 31, 2011 totaling $23,300.

Net cash provided by financing activities amounted to $16,756 for the six months ended December 31, 2012 compared to net cash used by financing activities for the six months ended December 31, 2011 totaling $403,662. This increase versus the comparable prior year was primarily due to the significantly lower borrowings for the current period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,956,526 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

In summary, the cash provided by operating and financing activities was more than offset by the net cash used in investing  activities, resulting in a net decrease in cash of $16,514 for the current six month period.

We believe that our current working capital, in conjunction with our current revised profitable forecasts indicating profitability for the current fiscal year, should provide adequate resources to continue operations for longer than 12 months.

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

•      For the period of May 1, 2011 through April 30, 2012, Base Rent was $289,600.00 per annum payable in monthly installments of $24,133.33 per month.

•      For the period of May 1, 2012 through April 30, 2013, Base Rent is $299,840.00 per annum payable in monthly installments of $24,986.67 per month.

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter and six months ended December 31, 2012, we issued 1,139,651 and 2,034,712 shares respectively under this arrangement. The proceeds have been used for general working capital purposes.

Item 3.                               Defaults Upon Senior Securities

None

Item 4.                               Mine Safety Disclosures

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

CORGENIX MEDICAL CORPORATION

February 14, 2013	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)