Form 10-Q
period 2013-03-31
CORGENIX MEDICAL CORP/CO
filed 2013-05-14
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock outstanding was 49,990,907 as of May 8, 2013.

CORGENIX MEDICAL CORPORATION

March 31, 2013

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,877,038	$1,248,537
Accounts receivable, less allowance for doubtful accounts of $30,000 as of March 31, 2013 and June 30, 2012	1,148,463	958,897
Accounts receivable from affiliates (note 12)	280,824	438,041
Other receivables	3,767	17,637
Inventories	2,133,079	2,118,669
Prepaid expenses	26,750	15,341
Total current assets	5,469,921	4,797,122
Equipment
Capitalized software costs	357,832	357,832
Machinery and laboratory equipment	1,641,681	1,585,687
Furniture, fixtures, leaseholds & office equipment	1,746,332	1,743,088
	3,745,845	3,686,607
Accumulated depreciation and amortization	(2,784,304)	(2,580,489)
Net equipment	961,541	1,106,118
Intangible assets:
Licenses	266,932	288,576
Other assets:
Other assets	70,162	71,161
Total assets	$6,768,556	$6,262,977
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 11)	$30,256	$38,585
Current portion of capital lease obligations	101,336	108,593
Revolving line of credit (Note 10)	1,782	—
Accounts payable	515,042	576,694
Accrued payroll and related liabilities	227,792	281,642
Accrued liabilities-other	135,170	146,970
Total current liabilities	1,011,378	1,152,484
Notes payable, net of discount, less current portion (Note 11)	—	22,240
Capital lease obligations, less current portion	28,799	102,020
Deferred facility lease payable, excluding current portion	340,479	348,104
Total liabilities	1,380,656	1,624,848

Redeemable preferred stock, $0.001 par value. 36,680 shares issued and outstanding, aggregate redemption value of $9,170	11,738	11,738

Stockholders’ equity (Note 9):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 49,811,993 and 47,213,534 at March 31, 2013 and June 30, 2012, respectively	49,812	47,186
Additional paid-in capital	21,623,221	21,183,746
Accumulated deficit	(16,296,871)	(16,604,541)
Total stockholders’ equity	5,376,162	4,626,391
Total liabilities and stockholders’ equity	$6,768,556	$6,262,977

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended			Nine months ended
	March 31, 2013		March 31, 2012	March 31, 2013	March 31, 2012

Revenues:
Product sales	$2,301,580		$2,304,531	$7,022,438	$5,909,553
Contract R & D and grant revenues	193,975		412,821	772,409	1,051,647
Total revenues	2,495,555		2,717,352	7,794,847	6,961,200

Cost of revenues:
Cost of goods sold	1,162,324		1,387,953	3,754,119	3,176,807
Cost of R & D and grant revenues	160,102		316,818	596,740	787,080
Total cost of revenues	1,322,426		1,704,771	4,350,859	3,963,887

Gross profit	1,173,129		1,012,581	3,443,988	2,997,313

Operating expenses:
Selling and marketing	399,257		510,527	1,275,736	1,468,253
Research and development	173,250		166,745	399,266	332,003
General and administrative	533,603		505,253	1,441,617	1,400,828
Costs associated with exit or disposal activities (note 13)	—		—	—	17,202
Total operating expenses	1,106,110		1,182,525	3,116,619	3,218,286

Operating income (loss)	67,019		(169,944)	327,369	(220,973)

Other income (expense):
Other income	86		136	316	4,681
Interest expense	(5,047)		(15,337)	(16,941)	(104,444)
Total other income (expense)	(4,961)		(15,201)	(16,625)	(99,763)

Net income (loss)	$62,058		$(185,145)	$310,744	$(320,736)
Accreted dividends on redeemable preferred and redeemable common stock	—		4,922	3,074	15,079

Net income (loss) attributable to common shareholders	$62,058		$(190,067)	$307,670	$(335,815)

Earnings (loss) per share:
Basic	$0.00	*	$(0.00)*	$0.01	$(0.00)*
Diluted	$0.00	*	$(0.00)*	$0.01	$(0.00)*

Weighted-average shares outstanding:
Basic	49,626,185		45,996,598	48,826,676	44,180,380
Diluted	51,916,925		45,996,598	50,154,285	44,180,380

*Less than $0.01 or $(0.01) per share

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the nine months ended March 31, 2013

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2012	47,213,534	$47,186	$21,183,746	$(16,604,541)	$4,626,391
Issuance of common stock for services	222,447	223	23,074	—	23,297
Issuance of common stock for cash	2,403,527	2,403	358,136	—	360,539
Compensation expense recorded as a result of stock options issued	—	—	58,265	—	58,265
Accreted dividend on redeemable preferred stock	—	—	—	(3,074)	(3,074)
Cancellation of redeemable common stock upon note pay down	(27,515)	—	—	—	—
Net income	—	—	—	310,744	310,744
Balances at March 31, 2013	49,811,993	$49,812	$21,623,221	$(16,296,871)	$5,376,162

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$310,744	$(320,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	225,459	218,451
Common stock issued for services	23,297	24,889
Compensation expense recorded for stock options issued	58,265	38,118
Non —cash costs associated with exit or disposal activities	—	49,296
Increase in allowance for doubtful accounts	—	35,500
Changes in operating assets and liabilities:
Trade and other receivables, net	(36,116)	(43,961)
Inventories	(14,410)	396,449
Prepaid expenses and other assets, net	(10,410)	6,043
Accounts payable	(61,652)	24,864
Accrued payroll and related liabilities	(53,850)	8,920
Accrued interest and other liabilities	(19,425)	(49,653)

Net cash provided by operating activities	421,902	388,180

Cash flows used in investing activities:
Additions to equipment	(59,238)	(132,957)
Net cash used in investing activities	(59,238)	(132,957)

Cash flows provided by (used in) financing activities:
Increase (decrease) in amount due to factor	—	(791,325)
Increase (decrease) in inventory loan	—	(163,460)
Proceeds from issuance of common stock, net of financing costs	360,539	810,637
Proceeds received from revolving line of credit	5,826,529	5,226,752
Payments on revolving line of credit	(5,807,110)	(5,253,596)
Payments on notes payable	(33,643)	(98,406)
Payments on capital lease obligations	(80,478)	(67,642)
Net cash provided by (used in) financing activities	265,837	(337,040)

Net increase (decrease) in cash and cash equivalents	628,501	(81,817)
Cash and cash equivalents at beginning of period	1,248,537	1,095,239
Cash and cash equivalents at end of period	$1,877,038	$1,013,422
Supplemental cash flow disclosures:
Cash paid for interest	$16,800	$107,375
Noncash investing and financing activities:
Equipment acquired under capital leases	$—	$74,313
Accreted dividends on redeemable common and redeemable preferred stock	$3,074	$15,079

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)           Company Overview

We were organized as a C corporation in 1990, and our business includes research, development, manufacture, and marketing of in vitro diagnostic (“IVD”) products (tested outside the human body) for use in disease detection and diagnosis.

Our revenues are generated from the following:

•                  Sales of Manufactured Products—We manufacture and sell in excess of 50 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, reference laboratories, universities, biotechnology and pharmaceutical companies and research institutions.

•                  In North America we sell our products directly through our own sales organization and through several small independent distributors.

•                  Outside of North America, prior to October 1, 2010, we sold our products through Corgenix UK (formerly REAADS Bio Medical Products, UK Limited), our own wholly owned subsidiary (“Corgenix UK”). Corgenix UK also managed the remainder of our international business, selling our products through independent distributors worldwide. On October 1, 2010 we transferred our international business to the ELITech Group (“ELITech”) via ELITech-UK, which now serves as our international master distributor, selling our products through its wholly owned subsidiaries in addition to numerous independent distributors.

•                  Sales of OEM Products—we private label some of our IVD products for other diagnostic companies, which then resell worldwide through their own distribution networks. Our most important OEM customers include Bio-Rad Laboratories, Inc., Helena Laboratories and Diagnostic Grifols, S.A.

•                  Sales of OM Products—we purchase some products from other healthcare manufacturers, which we then resell. These products include other IVD products, instruments, instrument systems and various reagents and supplies, and are primarily used to support the sale of our own manufactured products.

•                  Contract Manufacturing Agreements—we provide contract manufacturing services to other diagnostic and life science companies. Our most significant Contract Manufacturing customers are BG Medicine and DiaDexus.

•                  Contract R&D Agreements—we provide contract product development services to strategic partners and alliances. Our most significant Contract R &D customers include ELITech, via Wescor, Inc., Tulane University (“Tulane”) and the National Institutes of Health (“NIH”).

•                  Other Revenues—this includes shipping and other miscellaneous product sales and revenues.

•                  As our five largest customers represent only 32.8% of our total revenues, we are not dependent upon only one or a few major customers.

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

We develop and manufacture products in several commonly utilized testing formats or platforms:

•                  Microplate Enzyme Linked ImmunoSorbent Assay (“ELISA”)—A clinical testing methodology commonly used worldwide. It is a format which must be run in laboratory conditions by trained technicians, and utilizes standard microplate reading instruments. Testing is performed on a standard 96-well plastic microplate and provides quantitative results.

•                  Lateral Flow Immunoassay (“LFI”)—A rapid testing format which utilizes small strip configuration. Patient samples are applied to the end of a strip and allowed to migrate along the strip with a positive or negative indicator. Results are typically obtained in a matter of minutes and can be performed in all settings including field testing.

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

(b)           Basis of Presentation

Financial Statement Preparation

The unaudited consolidated financial statements have been prepared by Corgenix according to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Company has evaluated subsequent events through the date the financial statements were issued.

In the opinion of management, the accompanying unaudited financial statements for the periods presented reflect all adjustments, which consist only of normal and recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 27, 2012.

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three or nine months ended March 31, 2013 that are of significance or potential significance to the Company.

3.                                     INVENTORIES

Inventories consist of raw materials, work in process, finished goods and laboratory instruments and parts held for sale, and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, if and when necessary. No such provision was recorded as of March 31, 2013 or June 30, 2012. Components of inventories as of March 31, 2013 and June 30, 2012 are as follows:

	March 31,	June 30,
	2013	2012
Raw materials	$632,792	$425,582
Work-in-process	483,517	785,726
Finished goods	868,159	898,889
Laboratory instrument related	148,611	8,472
	$2,133,079	$2,118,669

4.                                      EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Under the treasury stock method, the diluted earnings per share denominator includes the net of new shares potentially created by unexercised in-the-money warrants and options. This method assumes that the proceeds that we receive from an in-the-money option exercise would be used to repurchase common shares in the open market.

	3 Months ended March 31, 2013		3 Months ended March 31, 2012		9 Months ended March 31, 2013	9 Months ended March 31, 2012
Net earnings (loss) attributable to common shareholders	$62,058		$(190,067)		307,670	$(335,815)
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	49,408,092		45,391,935		47,213,534	40,894,847
Weighted average common equivalent shares issued during the period	218,093		604,663		1,613,142	3,285,533
Weighted average common shares — basic	49,626,185		45,996,598		48,826,676	44,180,380
Dilutive potential common shares:
Stock options, warrants and shares of convertible preferred shares	2,290,740		—		1,327,609	—
Weighted average common shares and dilutive potential common shares	51,916,925		45,996,598		50,154,285	44,180,380
Net income (loss) per share — basic	$0.00	*	$(0.00	)*	$0.01	$(0.00	)*
Net income (loss) per share — diluted	$0.00	*	$(0.00	)*	$0.01	$(0.00	)*

*Less than $0.01 or $(0.01) per share

Options, warrants and shares of convertible preferred stock, totaling 25,059,193 shares as of March 31, 2012, were not considered in the calculation of weighted average common shares and dilutive potential common shares above, as their effect would be to lower the net loss per share and thus be anti-dilutive.

5.             LIQUIDITY

At March 31, 2013, our working capital (current assets minus current liabilities) increased by $813,905 to $4,458,543 from $3,644,638 at June 30, 2012, and concurrently, our current ratio (current assets divided by current liabilities) increased from 4.16 to 1 at June 30, 2012 to  5.41 to 1 at March 31, 2013. This increase in working capital is primarily attributable to the net income realized for the period in addition to the cash provided by the issuance of common stock.

At March 31, 2013, trade receivables were $1,429,287 versus $1,396,938 at June 30, 2012. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $127,302 to $878,004 from $1,005,306 at June 30, 2012. At March 31, 2013, inventories increased $14,410 to $2,133,079 versus $2,118,669 at June 30, 2012.

For the nine months ended March 31, 2013, cash provided by operating activities amounted to $421,902, versus cash provided by operating activities of $388,180 for the nine months ended March 31, 2012. The increase in the cash provided by operations for the current nine month period resulted primarily from the realization of net income for the current period versus the realization of a sizable net loss for the prior period.

Net cash used by investing activities (the purchase of laboratory equipment, leasehold improvements and computer equipment), declined to $59,238 for the nine months ended March 31, 2013, compared to net cash used by investing activities for the nine months ended March 31, 2012 totaling $132,957.

Net cash provided by financing activities amounted to $265,837 for the nine months ended March 31, 2013 compared to net cash used by financing activities for the nine months ended March 31, 2012 totaling $337,040. This increase versus the comparable prior  was primarily due to the significantly lower payments on borrowings for the current period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,894,468 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

In summary, the cash provided by operating and financing activities more than offset the net cash used in investing activities, resulting in a net increase in cash of $628,501 for the current nine month period.

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

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,004,185	$—	$—	$1,004,185
Total	$1,004,185	$—	$—	$1,004,185

7.                                      SEGMENT INFORMATION

The Company’s diagnostic medical products are sold in North America (the U.S., Canada and Mexico) directly and through independent sales representatives, to hospital laboratories, laboratory chains, independent laboratories, university laboratories and reference laboratories. Internationally, in prior years, its diagnostic medical products were sold wholesale through distributors, via its wholly owned subsidiary, Corgenix UK. However, commencing October 1, 2010, the Company closed its international subsidiary, Corgenix UK, and its international product sales began to be executed solely through ELITech-UK, a wholly owned subsidiary of the ELITech Group, its master distributor. Consequently, it is no longer meaningful to organize its business around the two geographic segments of business: North American and International operations. For the quarters ended March 31, 2013 and March 31, 2012, the Company generated international product sales to ELITech-UK amounting to $251,559 and $242,138, respectively. For the nine months ended March 31, 2013 and March 31, 2012, the Company generated international product sales to ELITech-UK amounting to $926,816 and $696,489, respectively, with the amount receivable from ELITech-UK at March 31, 2013 and March 31, 2012 amounting to $203,476 and $169,374, respectively.

8.             REDEEMABLE COMMON STOCK

(a)                             Redeemable Common Stock and Warrants

As previously reported, on July 1, 2002, as part of the Medical & Biological Laboratories Co., Ltd. (“MBL”) Stock Purchase Agreement (the “MBL Agreement”), MBL purchased shares of the Company’s common stock for $500,000, which were subject to MBL’s option to require the Company to repurchase at the same price in the event that a previously existing distribution agreement with RhiGene, Inc. was terminated. For no additional consideration, MBL was also issued warrants to purchase an additional 880,282 shares of Common Stock (the “Purchased Shares”) at a price of $0.568 per share, which is equal to an aggregate amount of $500,000. These warrants were originally due to expire on July 3, 2009.

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

As of September 30, 2012, all 880,282 shares had been returned to us pursuant to the three notes payable. As a result, no shares were still held as collateral for the note payable, and the warrants expired.

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party is responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarters ended March 31, 2013 and March 31, 2012, we generated $101,405 and $194,837, respectively in R & D revenue from Wescor, and issued 368,815 and 971,524 shares, respectively under this arrangement. For the nine months ended March 31, 2013 and March 31, 2012, we generated $457,165 and $579,694, respectively in R & D revenue from Wescor, and  issued  2,403,527 and  2,070,908 shares, respectively under this arrangement. Also, pursuant to the 2011 Development Agreement, as of March 31, 2013 and March 31, 2012 there was $77,348 and $194,837, respectively, in accounts receivable for ELITech/Wescor-funded research and development and $51,591 and $76,020 due from Wescor with respect to stock purchase commitments owing from Wescor for 343,941and 506,798 shares, respectively, to be issued subsequent to March 31, 2013 and March 31, 2012, respectively. The $51,591 and $76,020 stock purchase commitments were not recorded as of March 31, 2013 or March 31, 2012.

As a result of these transactions and including warrants, ELITech beneficially (which takes into effect both the stock and warrants ) owned 44.7% of the Company’s outstanding shares as of March 31, 2013, and is considered a related party.

(b)                                 Employee Stock Purchase Plan

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2008, Shareholders approved the Company’s Second Amended and Restated Employee Stock Purchase Plan. This plan is qualified under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the SEC for purchase under the two plans.

On January 17, 2012, at our Annual Meeting of shareholders, the shareholders voted to approve The Third Amended & Restated Employee Stock Purchase Plan, effective January 1, 2012. The maximum number of shares that may be sold under the Third Amended & Restated Employee Stock Purchase Plan is 500,000 shares, which shares have been registered with the SEC. For the three and nine months ended March 31, 2013, shares issued under the plans amounted to 35,086 and 222,447, respectively. For the three and nine months ended March 31, 2012, shares issued under the plans amounted to 83,515 and 257,917, respectively.

(c)                                  Incentive Stock Option and Compensation Plans

Stock Options as of March 31, 2013

Our third Amended and Restated Employee Stock Purchase Plan and the 2007 and 2011 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of March 31, 2013, and changes during the nine months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	3,725,000	$0.19	52.6	$—
Granted	310,000	$0.12	80.0
Exercised	—	$—	—
Cancelled, expired or forfeited	(195,000)	$0.24	71.4
Options outstanding at March 31, 2013	3,840,000	$0.20	29.4	$77,505
Options exercisable at March 31, 2013	2,688,333	$0.24	42.1	$—

The total intrinsic value of outstanding options as of March 31, 2013 measures the difference between the market price as of March 31, 2013 ($0.20) and the respective option’s exercise price. No options were exercised during the nine months ended March 31, 2013 or March 31, 2012. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

As of March 31, 2013, estimated unrecognized compensation cost from unvested stock options amounted to $63,154, which is expected to be recognized over a weighted average period of 69.1 months.

The weighted average per share fair value of stock options granted during the nine months ending March 31, 2013 ranged from $0.10 to $0.18. The weighted average per share fair value of stock options granted during the nine months ending March 31, 2012 ranged from $0.07 to $0.15. The fair value was estimated as of the respective option’s grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Nine months ended
	March 31,		March 31,
Valuation Assumptions	2013	2012	2013	2012

Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	2.69%	2.69%	2.69%	2.69%
Expected volatility	161.5%	113.7%	161.5%	135.8%
Expected dividend yield	0%	0%	0%	0%

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

Interest accrues on the average outstanding principal balance of the loans under the Line at an interest rate equal to 0.043% per day (15.7% APR).

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

We used the money which we received under the Loan Agreement and the Line to pay off our prior outstanding debt obligations to Summit Financial Resources, L.P. (“Summit”), which totaled $732,487 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full. Currently, we have made a concerted effort to minimize our use of the Line, and consequently for the quarters ended March 31, 2013 and March 31, 2012, LSQ funded a total of $2,075,605 and $1,958,822, respectively under the Line, of which $1,782 was owed to LSQ as of March 31, 2013 as opposed to $26,844 which was owed to the Company by LSQ as of March 31, 2012. For the nine months ended March 31, 2013 and March 31, 2012, LSQ funded a total of $5,826,529 and   $5,226,752, respectively.  Fees paid to LSQ for interest and other services for the quarters ended March 31, 2013 and March 31, 2012 totaled $605 and $8,822, respectively, and for the nine months ended March 31, 2013 and 2012, totaled $1,529 and $62,208, respectively.

11.          NOTES PAYABLE

Notes payable consist of the following at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Note payable, net of discount of $0, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2012 due in monthly installments with principal payments of $5,200 plus interest through August 2012)	$—	$7,526
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	30,256	53,299
	30,256	60,825
Current portion, net of current portion of discount	(30,256)	(38,585)
Notes payable, excluding current portion and net of long-term portion of discount	$—	$22,240

12.          CONCENTRATION OF CREDIT RISK

The Company’s customers are principally located in the U.S. However, the ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah), combined are considered to be a related party, beneficially owning 44.7% of the Company’s outstanding shares, and  is now the Company’s largest customer. The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require collateral for receivables. For the quarters ended March 31, 2013 and March 31, 2012, we generated $101,405 and $194,837, respectively in R & D revenue from Wescor. For the nine months ended March 31, 2013 and March 31, 2012, we generated $457,165 and $579,694, respectively in R & D revenue from Wescor.  In addition, the company’s international product sales to ELITech-UK for the quarters ended March 31, 2013 and March 31, 2012 amounted to $251,559 and $242,138 respectively, and for the nine months ended March 31, 2013 and 2012 amounted to $926,816 and $696,489, respectively. Thus, in total, the ELITech Group (ELITech-UK and Wescor) represented approximately 14.1% and 16% of total revenues in the quarters ended March 31, 2013 and March 31, 2012, respectively, and approximately 17.8% and 18.3% of total revenues for the nine months ended March 31, 2013 and March 31, 2012, respectively. Finally, the ELITech Group represented 19.2% and 22.4% of total trade accounts receivable at March 31, 2013 and March 31, 2012, respectively.

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

Pursuant to this plan, beginning October 1, 2010, the Company began winding down the business activities heretofore carried out by Corgenix UK.  During the three months ended March 31, 2012, Corgenix-UK was completely liquidated and all of the costs associated with exit or disposal activities have been incurred and accounted for.

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the  financial statements and accompanying notes included elsewhere herein and in the Annual Report on Fornm 10-K for the year ended June 30, 2012..

(a)           Forward-Looking Statements

This 10-Q includes statements that are not purely historical and are “forward-looking statements”, including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All statements other than historical fact contained in this 10-Q, including, without limitation, statements regarding future capital guidance, acquisition strategies, strategic partnership expectations, technological developments, the development, the availability of necessary components, research and development programs and distribution plans, are forward-looking statements.  All forward-looking statements included in this 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

(b)           General

Since our inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 52 products covering  vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes direct sales representatives, contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders if in stock.  Accordingly, we do not operate with a significant customer order backlog. There can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell. For more discussion about each risk factor, see Part I Item 1A-”Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

(c)           Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Total revenues. For the current quarter, total revenues decreased $221,797, or 8.2%, to $2,495,555 versus $2,717,352 in the quarter ended March 31, 2012. The decrease was primarily due to decreases in Phospholipid, Aspirin Works and Autoimmune assay sales in addition to a decrease in R & D contract  revenue, partially offset by increases in contract manufacturing and Coagulation sales in addition to an increase in shipping and other revenue. The following two tables provide the reader with further insight as to the changes in the various components of our total revenues for the comparable quarters ended March 31, 2013 and March 31, 2012.

	Quarter ended
	March 31,		% Incr.
	2013	2012	(Decr.)
Total Revenues:
Geographical Breakdown
North America	$2,261,119	$2,464,069	(8.2)%
International	$234,436	$253,283	(7.4)%
Total Revenues	$2,495,555	$2,717,352	(8.2)%

	Quarter Ended
	March 31,		% Incr.
	2013	2012	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$740,349	$859,599	(13.9)%
Coagulation Sales*	$295,415	$273,259	8.1%
Aspirin Works Sales	$218,002	$243,233	(10.4)%
Hyaluronic Acid Sales	$213,810	$234,420	(8.8)%
Autoimmune Sales	$—	$25,050	(100.0)%
Contract Manufacturing	$618,634	$582,176	6.3%
R & D Contract	$192,815	$412,821	(53.3)%
Shipping and Other	$216,530	$86,794	149.5%
Total Revenues	$2,495,555	$2,717,352	(8.2)%

*	Includes OEM Sales	$125,770	$193,108	(34.9)%

Cost of revenues.  Total cost of revenues, as a percentage of sales, were 53.0% for the quarter ended March 31, 2013 versus 62.7% for the prior fiscal year. The primary reasons  for the decrease for the current quarter was that during the prior fiscal year’s third quarter, the Company identified an error in the calculation of the ending inventory balance for the prior fiscal year’s second quarter ended December 31, 2012 in which inventory was overstated by $158,416. Accordingly, the Company corrected the ending inventory balance in the third quarter of fiscal 2012, which increased cost of sales and increased the net loss by $158,416. Had the inventory error not occurred at December 31, 2011, the Company’s cost of revenues for the quarter ended March 31, 2012 would have been 56.9% versus the 62.7% as reported. The remainder of the cost of revenue decrease was as a result of continuing efficiencies in our manufacturing processes.

The following table shows, for the quarters ended March 31, 2013 and March 31, 2012, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Three months ended March 31, 2013

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$2,301,580	$193,975	$2,495,555
DIRECTLY RELATED COST OF REVENUES	$1,162,324	$160,102	$1,322,426
COST OF REVENUES AS % OF TOTAL REVENUES	50.5%	82.5%	53.0%

Three months ended March 31, 2012

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$2,304,531	$412,821	$2,717,352
DIRECTLY RELATED COST OF REVENUES	$1,387,953	$316,818	$1,704,771
COST OF REVENUES AS % OF TOTAL REVENUES	60.2%	76.7%	62.7%

Selling and marketing expenses.  For the quarter ended March 31, 2013, selling and marketing expenses decreased $111,270, or  21.8%, to $399,257 from $510,527 for the quarter ended March 31, 2012. The $111,270 decrease versus the prior period resulted primarily from decreases of $62,711and in labor-related expenses and $35,795 in trade show and travel related expenses, and a net increase of $12,764 in other selling and marketing expenses.

Research and development expenses. Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of revenues, decreased $68,205, or 16.8%, to $337,378 for the quarter ended March 31, 2013, from $405,583 for the quarter ended March 31, 2012. The $68,205 decrease resulted primarily from decreases of $47,778 in laboratory supplies and $44,647 in outside services expense, partially offset by a net increase of $24,220 in other research and development expenses.

General and administrative expenses. For the quarter ended March 31, 2013, general and administrative expenses increased $28,350, or 5.6%, to $533,603 from $505,253 for the quarter ended March 31, 2012. The $28,350 increase was primarily a result of a $62,107 increase in compensation-related expense, partially offset by a net decrease of $33,757 for the period.

Interest expense. Interest expense decreased $10,290, or 67.1%, to $5,047 for the quarter ended March 31, 2013, from $15,337 for the quarter ended March 31, 2012. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period.

Nine months ended March 31, 2013 compared to nine months ended March 31, 2012

Total revenues. For the current nine month period, total revenues increased $833,647, or 12.0%, to $7,794,847 versus $6,961,200 in the previous year. The increase was primarily due to increases in Aspirin Works, Coagulation and Hyaluronic Acid assay sales in addition to an increase in contract manufacturing sales and shipping and other revenue, partially offset by decreases in Phospholipid and Autoimmune assay sales in addition to a decrease in R & D contract revenue. The following two tables provide the reader with further insight as to the changes in the various components of our total revenues for the comparable nine month periods ended March 31, 2013 and March 31, 2012.

	Nine months ended
	March 31,		% Incr.
	2013	2012	(Decr.)
Total Revenues:
Geographical Breakdown
North America	$6,742,535	$6,073,875	11.0%
International	$1,052,312	$887,325	18.6%
Total Revenues	$7,794,847	$6,961,200	12.0%

	Nine months ended
	March 31,		% Incr.
	2013	2012	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$2,356,984	$2,443,497	(3.5)%
Coagulation Sales*	$990,168	$964,467	2.7%
Aspirin Works Sales	$709,022	$564,228	25.7%
Hyaluronic Acid Sales	$692,080	$645,821	7.2%
Autoimmune Sales	$59,560	$71,317	(16.5)%
Contract Manufacturing	$1,711,352	$863,412	98.2%
R & D Contract	$771,249	$1,051,647	(26.7)%
Shipping and Other	$504,432	$356,811	41.4%
Total Revenues	$7,794,847	$6,961,200	12.0%

*	Includes OEM Sales	$582,269	$671,803	(13.3)%

Cost of revenues.  Total cost of revenues, as a percentage of sales, showed a slight decrease for the period, declining to 55.8% for the nine months ended March 31, 2013 versus 56.9% for the prior period. The primary reason for the decrease for the nine month period was as a result of continuing efficiencies in our manufacturing processes.  The following table shows, for the nine months ended March 31, 2013 and March 31, 2012, the composition of the cost of revenues, between the cost of sales related to our core business and that the cost of revenues related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Nine months ended March 31, 2013

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$7,022,438	$772,409	$7,794,847
DIRECTLY RELATED COST OF REVENUES	$3,754,119	$596,740	$4,350,859
COST OF REVENUES AS % OF TOTAL REVENUES	53.5%	77.3%	55.8%

Nine months ended March 31, 2012

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$5,909,553	$1,051,647	$6,961,200
DIRECTLY RELATED COST OF REVENUES	$3,176,807	$787,080	$3,963,887
COST OF REVENUES AS % OF TOTAL REVENUES	53.8%	74.8%	56.9%

Selling and marketing expenses.  For the nine months ended March 31, 2013, selling and marketing expenses decreased $192,517, or 13.1%, to $1,275,736 from $1,468,253 for the nine months ended March 31, 2012. The $192,517 decrease resulted primarily from decreases of $147,615 in labor-related expenses and $50,241 in trade show and travel related expenses, partially offset by a net increase of $5,339 in other selling and marketing expenses.

Research and development expenses. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $5,039 or less than 1% to $994,703 for the nine months ended March 31, 2013, from $989,664 for the nine months ended March 31, 2012. The $5,039 increase resulted primarily from an increase of $72,006 in labor-related expenses, partially offset by a net decrease of $66,967 in other research and development expenses.

General and administrative expenses. For the nine months ended March 31, 2013, general and administrative expenses increased $40,789, or 2.9%, to $1,441,617 from $1,400,828 for the nine months ended March 31, 2012. The $40,789 increase resulted primarily from increases of $124,098 in labor-related expenses, partially offset by a net decrease of $83,309 in other general and administrative expenses.

Interest expense. Interest expense decreased $87,503, or 83.8%, to $16,941 for the nine months ended March 31, 2013, from $104,444 for the nine months ended March 31, 2012. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period.

(d)           ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, non cash expense associated with stock-based compensation and the one-time costs associated with exit or disposal activities (“Adjusted EBITDA”) increased $241,066, or 319.6%, to $165,650 for the quarter ended March 31, 2013 compared with a negative $75,416 for the corresponding three month period in fiscal 2012. For the nine month period ended March 31, 2013, adjusted EBITDA increased $552,607, or 675.7%, to $634,390 compared with $81,783 for the corresponding nine month period in fiscal 2012. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended March 31, 2013	3 Months ended March 31, 2012	9 Months ended March 31, 2013	9 Months ended March 31, 2012
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$62,058	$(185,145)	$310,744	$(320,736)

Add back:
Depreciation and amortization	76,140	76,248	225,459	218,451
Stock-based compensation expense	22,491	18,280	81,562	63,007
Interest expense, net of interest income	4,961	15,201	16,625	103,859
Costs associated with exit or disposal activities	—	—	—	17,202
Adjusted EBITDA	$165,650	$(75,416)	$634,390	$81,783

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

In connection with the Common Stock Purchase Agreement, at the initial closing, which occurred on July 16, 2010, we entered into a Master Distribution Agreement with ELITech UK, and we entered into a Joint Product Development Agreement with ELITech. Under the terms and conditions of the Master Distribution Agreement, and as a condition precedent to the closing of the Second Tranche, ELITech UK became the exclusive distributor of the Company’s Products (as that term is defined therein) outside of North America. Accordingly, we along with Corgenix UK assigned and/or transferred the economic benefit to ELITech UK, and ELITech UK assumed all of the obligations of the Company or Corgenix UK under all distribution agreements executed by us or Corgenix UK, as the case may be, related to any distributor whose territory is outside of North America.

(f)            Liquidity and Capital Resources

At March 31, 2013, our working capital increased by $813,905 to $4,458,543 from $3,644,638 at June 30, 2012, and concurrently, our current ratio (current assets divided by current liabilities) increased from 4.16 to 1 at June 30, 2012 to 5.41 to 1 at March 31, 2013. This increase in working capital is primarily attributable to the net income for the period in addition to the cash provided by the issuance of common stock.

At March 31, 2013, trade receivables were $1,429,287 versus $1,396,938 at June 30, 2012. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $127,302 to $878,004 from $1,005,306 at June 30, 2012. At March 31, 2013, inventories increased $14,410 to $2,133,079 versus $2,118,669 at June 30, 2012.

For the nine months ended March 31, 2013, cash provided by operating activities amounted to $421,902, versus cash provided by operating activities of $388,180 for the nine months ended March 31, 2012. The increase in the cash provided by operations for the current nine month period resulted primarily from the realization of significant net income for the current period versus the realization of a sizable net loss for the prior period.

Net cash used by investing activities,  declined to $59,238 for the nine months ended March 31, 2013, compared to net cash used by investing activities for the nine months ended March 31, 2012 totaling $132,957.

Net cash provided by financing activities amounted to $265,837 for the nine months ended March 31, 2013 compared to net cash used by financing activities for the nine months ended March 31, 2012 totaling $337,040. This increase was primarily due to the significantly lower payments on borrowings for the current period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,894,468 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

In summary, the cash provided by operating and financing activities more than offset the net cash used in investing activities, resulting in a net increase in cash of $628,501 for the current nine month period.

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter and nine months ended March 31, 2013, we issued 368,815 and 2,403,527 shares respectively under this arrangement. The proceeds have been used for general working capital purposes.

The shares and warrants offered under the Common Stock Purchase Agreement and the 2011 Development Agreement have not been registered under the Securities Act of 1933, as amended (“Securities Act”). The offer of such securities is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act. A Form D was filed by the Company reporting additional information regarding the sale of the securities.

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

CORGENIX MEDICAL CORPORATION

May 14, 2013	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)