Form 10-K
period 2013-06-30
CORGENIX MEDICAL CORP/CO
filed 2013-09-30
CIK 1063665

Use these links to rapidly review the document

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        The issuer's revenues for its most recent fiscal year were: $10,187,805

        The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer was $2,687,371 as of June 30, 2013, based on the closing price of $0.10 as reported on the OTCBB on June 30, 2013.

        The number of shares of Common Stock outstanding was 50,521,319 as of September 24, 2013.

        Transitional Small Business Disclosure Format. Yes ☐    No ☒

  Forward looking Statements

        This Form 10-K includes statements that are not purely historical and are "forward looking statements" within the meaning of Section 21E of the Securities Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All statements other than historical fact contained in this Form 10-K, including, without limitation, statements regarding future product developments, acquisition strategies, strategic partnership expectations, technological developments, the availability of necessary components, research and development programs and distribution plans, are forward looking statements. All forward looking statements included in this Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update such forward looking statements, except as required by law. Although we believe that the assumptions and expectations reflected in such forward looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

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
June 30, 2013
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

        Our revenues are generated from the following:

  •
  Sales of Manufactured Products—We manufacture and sell in excess of 50 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions.

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

  •
  Other Revenues—This includes shipping and other miscellaneous revenues.

  •
  Our three largest customers, collectively, account for 37.1% of our total revenues.

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

Recent Developments

  The Bank of the West Line of Credit

        On August 28, 2013, the Company entered into a Business Loan Agreement (the "Loan Agreement") effective August 15, 2013 between the Company and Bank of the West (the "Bank").

        Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the "Line") to the Company not to exceed $1,500,000. Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum. Interest payments are due monthly.

        Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Line will terminate and all loans thereunder must be repaid on November 5, 2014.

        The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company.

        In addition, pursuant to the terms of the Loan Agreement, the Company will grant to the Bank a security interest in all of the Company's assets to secure the repayment of the loans under the Line and to secure all other obligations of the Company to the Bank.

        The Company will use the money it receives under the Loan Agreement for general short term working capital purposes.

        The Loan Agreement and the accompanying Promissory Note were filed as Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed on September 4, 2013, and the description of material terms of such documents herein are qualified in their entirety by reference to such exhibits.

        The Line will be activated when the notice period to LSQ described below has elapsed and the Bank is able to secure a first lien on the Company's assets.

        On August 28, 2013, the Company provided written notice to LSQ, that the Company desires to terminate the Revolving Credit and Security Agreement (the "LSQ Agreement") dated July 14, 2011 between the Company and LSQ. The LSQ Agreement requires 60 days' notice by the Company to LSQ to terminate, and thus the termination will be effective October 27, 2013. Any ancillary agreements and documents entered into in connection with the LSQ Agreement will terminate in connection with the termination of the LSQ Agreement.

        Under the LSQ Agreement, LSQ, the lender, provides a line of credit to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000. The proceeds of the loans under the line of credit have been used to repay certain loans and other amounts payable by the Company. The LSQ Agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2011, and the description of material terms of the LSQ Agreement is qualified in its entirety by reference to that exhibit.

        The notice states that the Company is not dissatisfied with its relationship with LSQ but desires to pursue other borrowing opportunities.

        The Company does not expect to incur any termination penalties as a result of the termination.

  The New AtherOx™ Agreement

        On July 5, 2013, we filed a Current Report on Form 8-K disclosing that Corgenix Medical Corporation (the "Company") received written notice from legal counsel for Eiji Matsuura, Ph.D. ("Dr. Matsuura") that Dr. Matsuura desired to terminate the Amended and Restated License Agreement dated April 14, 2010 between the Company and Dr. Matsuura (the "Prior License Agreement") because Dr. Matsuura believed the Company breached certain obligations under the Prior License Agreement. We stated that the Company disputed that Dr. Matsuura had sufficient cause for terminating the Prior License Agreement and intended to contest the proposed termination.

        Since the Company's receipt of Dr. Matsuura's notice, the Company and Dr. Matsuura have, through discussions, resolved any and all disputes regarding the Prior License Agreement, and Dr. Matsuura retracted his notice of termination and demand for arbitration of disputes. To evidence the terms of the Company's and Dr. Matsuura's joint resolutions and revised arrangement going forward, the parties entered into a new License and Cooperation Agreement (the "New License and Cooperation Agreement"), effective September 4, 2013, which replaces the Prior License Agreement, and the Prior License Agreement is thereby terminated.

        As described above, effective September 4, 2013, the Company entered into the New License and Cooperation Agreement with Dr. Matsuura, which amends and restates the Prior License Agreement between the parties. On September 10, 2013, the Company issued a press release announcing its entry into the New License and Cooperation Agreement, a copy of which is filed herewith as Exhibit 99.1. Under the New License and Cooperation Agreement, Dr. Matsuura grants the Company access to certain technology owned by Dr. Matsuura for the determination of oxidized lipoproteins and related analytes, antibodies and antigens to develop human in-vitro diagnostic products to be manufactured and sold by the Company. In consideration for the license, the Company will pay Dr. Matsuura consulting fees and royalty payments in accordance with the terms of the New License and Cooperation Agreement. The New License and Cooperation Agreement will continue in effect until September 29,

2022, unless terminated earlier in accordance with the terms of the New License and Cooperation Agreement, and may be renewed upon the mutual agreement of the parties.

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

  •
  In the fiscal year ended June 30, 2013, we made significant advances on our joint product development partnership program with ELITech, and are working to identify new opportunities for the next fiscal year.

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

  Vascular Disease; Antiphospholipid Antibody Testing Products

        We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2013 represented approximately 49.8% of our total product sales (exclusive of contract manufacturing). These include: aCL IgG, IgA, and IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-ß2-Glycoprotein I ("aß2GPI") IgG, aß2GPI IgA, and aß2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

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

  Vascular Disease: Bleeding/Clotting Risk Factors

        We market twenty tests for bleeding and clotting risk factors, which in the fiscal year ended June 30, 2013, represented approximately 20.4% of our total product sales (exclusive of contract manufacturing). We manufacture five products, and market others which are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, and Collagen Binding Assay.

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

  AspirinWorks

        The AspirinWorks® Test Kit is a simple urine test that measures an individual's response to aspirin dosage and allows physicians to adjust the dosage or recommend alternative therapy. AspirinWorks® sales represented approximately 15.0% of our total product sales (exclusive of contract manufacturing) in fiscal 2013. Recent reports indicate that up to 25% of individuals may be non-responsive to aspirin's benefits, and are more than three times more likely to die from heart disease.

  Liver Disease Products

        We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format which in the fiscal year ended June 30, 2013 represented approximately 13.7% of our total product sales (exclusive of contract manufacturing). Hyaluronic Acid is a component of the matrix of connective tissues, found in synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and leaks into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease, particularly Hepatitis C and non alcoholic fatty liver disease, due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement.

  Instrumentation

        We purchase laboratory ELISA instrumentation from other companies which we then commercialize to our U.S. customers, primarily using reagent rental agreements in which the instrument is bundled together with our diagnostic kits. In order to qualify for these systems, the customers must contractually commit to purchase a minimum number of our products over a set period of time, generally three years. In some cases we sell the instruments outright without encumbering with reagent purchase. For the fiscal year ended June 30, 2013, instrument-related revenues amounted to $386,892.

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

  Sales and Marketing

        We primarily market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in North America through sales representatives (both employees and independent contractors) and through several small independent distributors. Internationally, our labeled products are sold through our Master Distributor, ELITech, who distributes our products to established diagnostic companies throughout the world We have also established private label product agreements with several U.S. and European companies. For the fiscal year ended June 30, 2013, international core product sales represented approximately 17.4% of the Company's total core product sales.

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

        As a result of the Contract R&D collaborations, we are expanding our production operation to manufacture products in other delivery platforms. These include production of products in a Lateral Flow Immunoassay format, and products in an Immunoturbidimetry format. For the fiscal year ended June 30, 2013, sales of products utilizing these additional formats were immaterial.

        We have registered our facility with the FDA.

  Quality System Regulations Requirements for Our Products

        In April 1999, we received ISO 9001:1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002, received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America. We have been re-certified annually since 2002. In the fiscal year ended June 30, 2013, we certified to ISO 13485:2003.

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

        The majority of raw materials and purchased components used to manufacture our products are readily available. We have established good working relationships with primary vendors, particularly those that supply unique or critical components for our products. The components of our products include chemical, biological and packaging supplies that are generally available from several suppliers, except certain antibodies and other critical components, which we purchase from single suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of such antibodies to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for all critical raw materials and believe that we can substitute a new supplier with respect to most of our components in a timely manner. As noted above, international core product sales represented approximately 17.4% of the Company's total core product sales. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have "CE" marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

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

  •
  Companies with access to distribution channels that supplement our existing distribution channels, and

  •
  Pharmaceutical companies that are interested in the development of a companion diagnostic to their respective therapeutic product.

        The Master Distribution Agreement with ELITech restricts us from entering into new probate level OEM agreements without ELITech's prior written consent. Furthermore, it grants exclusive distribution rights to ELITech for our products outside of North America.

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

  Vascular Disease Testing Products

        We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. We have been developing products in the area of Oxidized LDL, a technology that assesses arterial thrombosis and atherosclerosis. Our technology, which we have trademarked "AtherOx," has the potential to significantly alter the standard of lipoprotein testing and cardiovascular risk assessment. In the fiscal year ended June 30, 2013, we further advanced the development of the AtherOx technology, focusing on enhanced stability, manufacturing processes and generation of additional clinical data.

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

  Patents, Trade Secrets and Trademarks

        The AtherOx Technology Patents.    Through a Japanese collaboration, we have exclusive worldwide rights (except Japan) to develop and manufacture, and co-exclusive rights to sell diagnostic products using the unique AtherOx™ technology. In Japan, we have exclusive rights to develop, manufacture and use, but not sell the related products. To date, we have four U.S. patents issued and one European patent issued for the AtherOx technology.

        Aspirin Effectiveness Technology Patents.    Our Aspirin Works product is covered by three worldwide patents (two in the United States and one in Europe) owned by McMaster University which has granted Corgenix exclusive worldwide rights. The Company and Cayman Chemical Company ("Cayman") have been issued an additional U.S. patent covering this technology.

        Patent applications in the U.S. are maintained in secrecy until patents are issued. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In the fiscal year ended June 30, 2012, the Company did not incur any costs to defend our patents. See "Part II. Item 6. Management's Discussion and Analysis—Forward Looking Statements and Risk Factors—Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

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

        The majority of our product sales, approximately 60% for the fiscal year ended June 30, 2013 and 60% for the fiscal year ended June 30, 2012, were products that utilized our proprietary technology and were marketed under our REAADS trademark.

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

  Employees

        As of June 30, 2013, we employed 46 employees worldwide (from 48 employees as of June 30, 2012). Of the current 46 employees, 45 are full-time, and one is part time. Five of our current employees hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.

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

        We have historically entered into research and development agreements with collaborative partners, from which we derived revenues in past years. Pursuant to these agreements, our collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of our products. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could be forced to undertake such activities entirely at our own expense. The amount and timing of resources that any of these partners devotes to these activities may be based on progress by us in our product development efforts. Collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair our ability to deliver products on a timely basis. Because of the significance of some of these relationships, any such agreement termination or failure to perform on their part could have an adverse effect on our results of operations.

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

         We have incurred losses for most of our history and may in the future require additional financing.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,926,676 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, short term lines of credit, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. We believe that our current working capital in addition to the LSQ $1,500,000 July 14, 2011 revolving credit facility, when considered in conjunction with our current forecasts, should provide adequate resources to continue operations for longer than 12 months.

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

         We depend on significant customers

        In the fiscal year ended June 30, 2013, our largest customers, the ELITech Group, DiaDexus, Inc., and BG Medicine, Inc., accounted for 16.1%, 10.8%, and 10.2%, of our total revenues, respectively. BG Medicine, Inc. and DiaDexus, Inc. are contract manufacturing customers, and there can be no assurance that their respective contracts will be continuously renewed. In addition, our contracts are generally cancelable by the customer at any time on short notice, and customers may unilaterally reduce their orders under such contracts without significant penalty. If said contract cancellations or reductions of orders takes place, it could have an adverse effect on our results of operations.

        In addition, because of the amount of outstanding receivables that we may have with our larger customers at any one time, if a customer files for bankruptcy protection, it could prevent us from collecting on the receivables and have an adverse effect on our results of operations.

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

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the OTC Bulletin Board® under the symbol "CONX." On June 30, 2013, the closing price of our common stock on the OTC Bulletin Board® as reported by the

OTC Bulletin Board® was $0.18. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board®.

	Price Ranges
Stock Price Dates	High	Low
Fiscal Year 2013
Quarter Ended:
September 30, 2012	$0.15	$0.10
December 31, 2012	$0.24	$0.12
March 31, 2013	$0.20	$0.15
June 30, 2013	$0.25	$0.18
Fiscal Year 2012
Quarter Ended:
September 30, 2011	$0.10	$0.08
December 31, 2011	$0.18	$0.10
March 31, 2012	$0.17	$0.11
June 30, 2012	$0.14	$0.10

        On June 30, 2013, there were 79 holders of record of our Common Stock.

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

  Stock Issuance

        On September 16, 2011 we received $500,000 from Wescor, pursuant to the Third Tranche under a Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, Wescor invested an additional $500,000 and is in turn was issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement had determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement. The proceeds have been used for general working capital purposes.

        On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the "2011 Development Agreement") with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the fiscal years ended June 30, 2013 and June 30, 2012, we issued 2,800,510 and 2,813,182 shares, respectively under this arrangement. The proceeds have been used for general working capital purposes.

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

Corgenix Purchase of Equity Securities*

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
August 2012	27,515	$0.568	—	—
Total	27,515	$0.568	—	—

*
Repurchased from MBL pursuant to notes payable

Item 6.    Selected Financial Data.

        Not required.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

  General

        Since our inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market products covering autoimmune disorders, vascular diseases and liver disease. Our products are sold in the U.S. through our marketing and sales organization, internationally through ELITech and their extensive distributor network, and to several significant OEM partners.

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

        We have generated revenues over the past 23 years primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners. There can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

  Recently Issued Accounting Pronouncements

        There are no newly issued standards expected to have a material effect on the Company.

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

        Revenue is only recognized when it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues, and when, in the case of products sold, the transfer of title of the respective goods has been accomplished, or, in the case of services, when the service has been rendered.

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

        We evaluate the ability to realize the value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Revenue from sale of products is recognized upon shipment of products.

        The Company serves as a sub-contractor to Tulane University for several NIH funded grants and contracts related to development of diagnostics, vaccines and therapeutics for hemorrhagic fever viruses. Under the terms of the subcontracts, the Company invoices Tulane monthly for all allocable expenses incurred in support of the grants and contracts. This includes fully burdened salaries, supplies, production kits, travel and equipment. The Company serves as the principal investigator for an NIH funded two-year contract to develop recombinant diagnostic tests for the filoviruses (Ebola and Marburg), and has engaged three subcontractors (Tulane University, Autoimmune Technologies and the Scripps Research Institute) to assist in the development. Each month the subcontractors invoice the Company for allocable monthly expenses including fully burdened salaries, supplies and travel; the Company consolidates these expenses with its own allocable expense and invoices the NIH. The Ebola/Marburg project was completed in the fiscal year ended June 30, 2013.

        R & D expense consists primarily of the labor related costs, the cost of clinical studies and travel expenses, laboratory supplies and product testing expenses related to the research and development of new and existing diagnostic products. During the current fiscal year, since contract R & D and Grant related revenue has become a more meaningful aspect of our business, the R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of sales. Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Revenue from research and development contracts, as noted above, represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Revenue is recognized as work is performed and expenditures are made over the contract period. Research and development agreements in effect in 2013 and 2012 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Research and development contracts are generally short and intermediate term with options to extend, and can be cancelled under specific circumstances.

        Inventories are recorded at the lower of cost or market, using the first-in, first-out method.

  Results of Operations

  Year Ended June 30, 2013 compared to 2012

        Net sales.    The following two tables provide the reader with further insight as to the changes of the various components of our sales for the comparable fiscal years ended June 30, 2013 and June 30, 2012.

	Fiscal Year Ended June 30,
			% Incr. (Decr.)
	2013	2012
Sales:
Geographical Breakdown
North America	$8,897,977	$8,113,535	9.7%
International	$1,289,828	$1,175,823	9.7%

Total Sales	$10,187,805	$9,289,358	9.7%

	Fiscal Year Ended June 30,
			% Incr. (Decr.)
	2013	2012
Sales:
By Category
Phospholipid Sales*	$3,193,695	$3,279,274	(2.6)%
Coagulation Sales*	$1,308,954	$1,334,404	(1.9)%
Aspirin Works Sales	$960,048	$905,221	6.1%
Hyaluronic Acid Sales	$882,002	$834,342	5.7%
Autoimmune Sales	$68,890	$93,675	(26.5)%
Contract Manufacturing	$2,140,989	$1,011,640	111.6%
R & D Contract	$946,689	$1,380,311	(31.4)%
Instruments	$386,892	$—	N/A
Shipping and Other	$299,646	$450,491	(33.5)%

Total Sales	$10,187,805	$9,289,358	9.7%

* Includes OEM Sales	$812,030	$844,440	(3.8)%

        Cost of revenues.    Total cost of revenues, as a percentage of sales, were 55.2% for the fiscal year ended June 30, 2013 versus 57.7% for the prior fiscal year. The primary reason for the decrease was as a result of continuing efficiencies in our manufacturing processes. The following table shows, for the fiscal year ended June 30, 2013, the composition of the cost of revenues, between the cost of revenues related to our core business and that related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Fiscal Year Ended June 30, 2013

	CORE BUSINESS	R & D AND GRANT	TOTAL
SALES/REVENUES	$9,241,116	$946,689	$10,187,805
DIRECTLY RELATED COST OF REVENUES	$4,910,946	$713,326	$5,624,272
COST OF REVENUES AS % OF REVENUES	53.1%	75.4%	55.2%

Fiscal Year Ended June 30, 2012

	CORE BUSINESS	R & D AND GRANT	TOTAL
SALES/REVENUES	$7,909,047	$1,380,311	$9,289,358
DIRECTLY RELATED COST OF REVENUES	$4,310,071	$1,044,924	$5,354,995
COST OF REVENUES AS % OF REVENUES	54.5%	75.7%	57.7%

        Selling and marketing expenses.    For the fiscal year ended June 30, 2013, selling and marketing expenses decreased $295,411 or 14.8% to $1,701,578 from $1,996,989 in fiscal 2012. The $295,411 decrease versus the prior year resulted primarily from decreases of $276,255 in labor-related expenses, $46,032 in travel and trade show-related expenses, and $19,706 in advertising expense, partially offset by increases of $46,582 in other selling and marketing expenses.

        Research and development expenses.    Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, decreased $97,990 or 7.0% to $1,294,818 for the fiscal year ended June 30, 2013, from $1,392,808 for the fiscal year ended June 30, 2012. The $97,990 decrease versus the prior year resulted primarily from decreases of $77,015 in laboratory supplies, $54,384 in consulting and outside service expenses, and $37,350 in travel-related expenses, partially offset by increases of $70,759 in other research and development expenses.

        General and administrative expenses.    For the fiscal year ended June 30, 2013, general and administrative expenses increased $93,457 or 5.0% to $1,982,775 from $1,889,318 in fiscal 2012. The $93,457 increase versus the prior year resulted primarily from increases of $188,493 in labor-related expenses, the vast majority of which being due to the Company no longer charging a portion of said labor-related expenses to manufacturing overhead, partially offset by a net decrease of $95,036 in other general and administrative expenses.

        Interest expense.    Interest expense decreased $101,360 or 82.9%, from $122,263 in fiscal 2012 to $20,903 for the fiscal year ended June 30, 2013. This substantial reduction in interest expense was primarily due to the considerably lower borrowings for the current fiscal year.

  ADJUSTED EBITDA

        The Company's earnings before interest, taxes, depreciation, amortization, costs associated with exit or disposal activities, and non cash expense associated with stock-based compensation ("Adjusted

EBITDA") increased $788,341 or 889.0% to $700,651 for the fiscal year ended June 30, 2013 compared with negative Adjusted EBITDA of $87,690 for the prior fiscal year ended June 30, 2012. The primary reason for the substantial increase in Adjusted EBITDA for the current fiscal year was the net income earned for the current period. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company's ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income (loss) as shown on the accompanying Statement of Operations can be made by eliminating depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense, if any, from the net loss and further eliminating any interest income from said net loss as in the following table:

	Fiscal Year Ended June 30,
	2013	2012
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$278,536	$(603,702)
Add back:
Depreciation and Amortization	302,260	292,610
Stock-based compensation expense	99,422	84,611
Interest income	(470)	(674)
Interest expense	20,903	122,263
Costs associated with exit or disposal activities	—	17,202

Adjusted EBITDA	$700,651	$(87,690)

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

        Loans under the Line may be repaid and such repaid amounts re-borrowed until the maturity date. Unless terminated by us or accelerated by LSQ in accordance with the terms of the Loan Agreement, the Line will terminate and all loans there under must be repaid on July 14, 2013. Although the Line did mature on July 14, 2013,, the Line has continued to function in the same manner as it had over the prior two years.

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

  Liquidity and Capital Resources

        At June 30, 2013, our working capital increased by $909,079 to $4,553,717 from $3,644,638 at June 30, 2012, and concurrently, our current ratio (current assets divided by current liabilities) increased from 4.16 to 1 at June 30, 2012 to 5.77 to 1 at June 30, 2013. This increase in working capital is primarily attributable to the $2,000,000 strategic investments by ELITech in 2010 and 2011 in addition to their ongoing additional R & D funding.

        At June 30, 2013, trade and other receivables were $1,500,461 versus $1,414,575 at June 30, 2012. Accounts payable, accrued payroll and other accrued expenses were $846,109 as of June 30, 2013, versus $1,005,306 as of June 30, 2012. At June 30, 2013, inventories were $2,032,545 versus $2,118,669 at June 30, 2012. This decrease in inventories occurred as a result of a continuing effort to better manage the company's purchasing practices in addition to the streamlining of the manufacturing process related to our products.

        For the fiscal year ended June 30, 2013, cash provided by operating activities amounted to $710,398, versus $604,536 for the fiscal year ended June 30, 2012. The $710,398 cash provided by operating activities was primarily attributable to the net income for the current year, supplemented by a reduction in inventories and accounts receivable during the current fiscal year. The $710,398 cash provided by operating activities less the $62,778 of cash used by investing activities (primarily due to the purchase of equipment), plus the $60,467 net cash provided by financing activities, resulted in a net increase of $708,087 in our cash balance as of June 30, 2013.

        Although we generated a profit in the current fiscal year, we have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,926,676, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, short term lines of credit, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

        We believe that our current working capital, in conjunction with our current forecasts indicating profitability for the fiscal year ending June 30, 2014, should provide adequate resources to continue operations for longer than 12 months.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than the lease agreement described below.

  Contractual Obligations and Commitments

        We have the following contractual obligations and commitments as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	2 - 3 years	4 - 5 years	More than 5 years
Secured notes payable	$22,239	$22,239	$—	$—	$—
Capital lease obligations	$102,027	$85,403	$16,624	—	—
Interest on secured debt	$727	$727	—	—	—
Interest on capital lease obligations	$5,747	$5,325	$422	—	—
Operating leases	$2,413,464	$404,013	$830,081	$1,179,370	—

Total contractual cash obligations	$2,544,204	$517,707	$847,127	$1,179,370	$—

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

Changes in internal controls

        There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fiscal year ended June 30, 2013.

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

        To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in InternalControl—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2013.

        This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2013:

Name	Age	Position	Director/ Officer Since
Douglass T. Simpson	65	President and Chief Executive Officer, Director	1998
Ann L. Steinbarger	60	Senior Vice President Sales and Marketing	1998
William H. Critchfield	67	Senior Vice President Operations and Finance and Chief Financial Officer	2000
Robert Tutag	71	Director	2005
Dennis Walczewski	65	Director	2006
Stephen P. Gouze	61	Chairman of the Board	2008
David Ludvigson	62	Director	2010
Bruce A. Huebner	62	Director	2011
Dennis Fusco	61	Director	2012

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

        Dennis Walczewski was appointed to the Company's Board of Directors in January, 2006. Mr. Walczewski's background consists of over 30 years experience in the Diagnostic and Biotechnology industries. Mr. Walczewski has held either management or executive positions in Promega, T-Cell Diagnostics, Endogen and Boehringer Manheim (now Roche). He had been employed by MBL international or MBLI for the previous ten years and through September 21, 2012, was their Chief Executive Officer. Mr. Walczewski holds a B.S. in Chemistry from Suffolk University and an MBA from Indiana Wesleyan University. Mr. Walczewski, for the past three years, has served as a Trustee of Suffolk University and is involved with the Boy Scouts of America, Cape Cod and Islands Council as Treasurer.

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

        Dennis Fusco was elected to the Board of Directors in December of 2012. Mr. Fusco is currently a member of Hub Investment Group, LLC, an early stage organized angel group, with a focus on emerging technologies, healthcare, and life sciences. In addition, since 2006, Mr. Fusco has been Chairman of the Board of Bay Club Members LLC, a member owned real estate and recreational community, and a consultant providing executive advisory, growth and recapitalization services to both a professional services and wealth management firm, and a private global design and manufacturing company. Concurrently, from 2009 to 2011, Mr. Fusco was New England Practice Leader and interim Managing Partner of Tatum, a division of Randstad US, a national firm that specializes in providing executive leadership and consulting services in finance, operations, and technology to public and private organizations. He was primarily responsible for private equity relationships, development, and account management services for portfolio companies. Mr. Fusco, from 1985 to 2004, also served as Chairman and Member of the Board of BDO USA, LLP (formerly BDO Seidman LLP), which is the U.S. member of BDO International, the fifth largest public accounting and consulting firm in the world, with affiliations in over 100 countries. While with BDO and prior to his becoming Chairman of the Board, Mr. Fusco was at various times Boston Office Managing Partner, National Assurance Business Line Leader, and Vice Chairman. From 1973 to 1985, Mr. Fusco was a Partner of Bornhofft Company, a

Boston based regional public accounting firm, which merged its practice into BDO Seidman in 1985. While with Bornhofft Company, Mr. Fusco was a Partner prior to his election as Managing Partner. Mr. Fusco is a Certified Public Accountant in Massachusetts and received a B.S. in Accounting and a M.S.T. in Taxation from Bentley College, and also completed the Executive Education Program at Harvard Business School.

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

        The Audit Committee currently consists of two outside directors: Messrs. Fusco and Walczewski. Mr. William Critchfield, the Senior Vice President Operations and Finance and Chief Financial Officer, participates in Audit Committee meetings as requested. The Board has determined that Mr. Fusco qualifies as an "Audit Committee Financial Expert" as that term is defined in rules promulgated by the Securities and Exchange Commission and is independent as defined by the American Stock Exchange listing standards.

        The functions of the Audit Committee include:

  •
  making recommendations to the Board regarding the selection of independent auditors,

  •
  reviewing the results and scope of the audit and other services provided by Corgenix's independent auditors, and

  •
  reviewing and evaluating Corgenix's audit and control functions.

        Five Audit Committee meetings were held during the last fiscal year.

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

        Based on the above discussion and review with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for filing with the SEC.

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

        Based solely on our review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2013.

Item 11.    Executive Compensation.

        The following table shows how much compensation was paid by Corgenix for the last three fiscal years to our Principal Executive Officer, and the other two most highly compensated Executive Officers, for services rendered during such fiscal years (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and principal position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Nonequity Incentive Plan Comp ($)	All other Comp. ($)(1)(2)	Total ($)
Douglass T. Simpson	2013	$227,970	$—	$—	$—	$—	$20,777	$248,747
President, Chief Executive	2012	$227,970	$—	$—	$13,454	$—	$17,130	$258,554
Officer	2011	$218,970	$15,000	$—	$8,873	$—	$17,471	$260,314
William H. Critchfield,	2013	$206,703	$—	$—	$—	$—	$20,777	$227,480
Senior Vice President	2012	$206,703	$—	$—	$11,212	$—	$17,130	$235,045
Operations and Finance	2011	$191,502	$15,000	$—	$8,873	$—	$18,221	$233,596
Ann L. Steinbarger	2013	$171,344	$—	$—	$—	$—	$21,408	$192,752
Senior Vice President Sales	2012	$171,344	$—	$—	$8,969	$—	$17,644	$197,957
and Marketing	2011	$165,550	$3,500	$—	$—	$—	$17,995	$187,045

(1)
We paid each executive officer an automobile allowance of $500 per month in 2013, 2012 and 2011, in addition to paying approximately 95% of each officer's group health insurance premium.

(2)
There is no golden parachute compensation.

(3)
The fair value of stock awards is determined by using the closing stock price at the date of the award.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Weighted Average Option Exercise Price ($/Share)	Option Expiration Dates	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
Douglass T. Simpson	567,000	60,000	—	$0.31	8/2/13 - 8/22/17	—	—	—	—
William H. Critchfield	451,000	50,000	—	$0.29	8/2/13 - 8/22/17	—	—	—	—
Ann L. Steinbarger	263,000	40,000	—	$0.38	8/2/13	—	—	—	—

Director Compensation

Name	Fees Earned	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Douglass T. Simpson	—	—	—	—	—	—	—
David Ludvigson	—	—	$3,881	—	—	—	$3,881
Dennis Walczewski	$7,500	—	$3,881	—	—	—	$11,381
Robert Tutag	$7,500	—	$3,881	—	—	—	$11,381
Bruce A. Huebner(1)	$6,500	—	$3,881	—	—	—	$10,381
Stephen P. Gouze	$6,000	—	$3,881	—	—	—	$9,881
Dennis J. Fusco	$5,500	—	$7,374	—	—	—	$12,874

(1)
Mr. Huebner resigned from the Board, effective July 1, 2013.

        Our current policy is to pay each independent director a quarterly retainer of $1,500, plus $500 per board meeting and $500 per board committee (audit, compensation and nominating) either attended in person or via telephone. In addition, annually each independent director is granted options to purchase shares of our common stock at the fair market value at the date of grant and vesting 100% upon grant. Per our arrangement with ELITech, Mr. Ludvigson is not compensated in cash by Corgenix for board meetings attended, but does, however, receive stock options in parallel with the independent members of our Board of Directors.

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

        Our compensation Committee has the authority to seek advice and assistance from outside consultants and our executive officers in determining and evaluating director, CEO and other executive officer compensation. The overall goals have been to attract, retain, motivate, and align the executives and directors with stockholder share value. During the fiscal years ended June 30, 2013 and 2012, we solicited advice from an outside consultant. The data provided in 2013 and 2012 is referred to as the "2013 and 2012 Reports." The consultant provided us with recommendations and findings on executive base pay, bonus, long-term incentive cash and equity awards. The recommendations and findings are used for executives as a long-term target to give the various pay components a grounded focus. The Compensation Committee has the authority to obtain advice and assistance from any officer or any outside legal experts or other advisors. The Compensation Committee has also utilized the advice of the CEO in determining compensation and performance of executive officers.

Long-Term Incentive Compensation

        The Company's 2011 Incentive Compensation Plan (the "2011 Plan") and the 2007 Incentive Compensation Plan (the "2007 Plan") each provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee appointed by the Company's Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. In the fiscal year ended June 30, 2013, 350,000 stock options were granted under the 2011Plan, at exercise prices ranging from $0.10 to $0.22. In the fiscal year ended June 30, 2012, there were a total of 1,160,000 stock options granted under the 2007 Plan, and 840,000 stock options granted under the 2011 Plan, at exercise prices ranging from $0.085 to $0.17 and with vesting periods ranging from immediate vesting to three years. All of the options have a life of seven years. The Restricted Stock Program administered by the Committee provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee.

Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2013, we adopted a One Year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn shares of our common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted financial results. No shares of common stock have been issued under this plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2013 and outstanding options held by the Named Executive Officers as of June 30, 2013:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Options at FY-End # Exercisable and Unexercisable	Value of In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Douglass T. Simpson	0	0	507,000 and 60,0000	$197,530/$10,571
William H. Critchfield	0	0	401,000 and 50,000	$194,007/$7,047
Ann L. Steinbarger	0	0	223,000 and 143,000	$21,140/$8,809

(1)
Based on the closing price of the Company's common stock at June 30, 2013 of $0.18 per share.

Employment Agreements

        Since 2001, we have entered into employment agreements with each of the Company's three executive officers. Effective May 1, 2010, these contracts were modified. As of July 1, 2013 the annual salaries for the three Executive Officers are as noted opposite each of their names:

Officer	Current Annual Salary
• Douglass T. Simpson	$240,000 as of July 1, 2013
• William H. Critchfield	$219,000 as of July 1, 2013
• Ann L. Steinbarger	$182,000 as of July 1, 2013

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of June 30, 2013, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors, (iii) each executive officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 11575 Main Street, Suite 400, Broomfield, CO 80020. Beneficial ownership, for purposes of this table, includes debt convertible into common stock and options and warrants to purchase common stock that are either currently exercisable or convertible or will be exercisable or convertible within 60 days of June 30, 2013. No director or executive officer beneficially owned more than 5% of the common stock.

        The percentage ownership data is based on shares of our common stock outstanding as of June 30, 2013, plus warrants and stock options outstanding in addition to common shares underlying convertible debt and redeemable convertible preferred stock. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants or underlying convertible debt that are currently exercisable or convertible, or will become exercisable or convertible, within 60 days of June 30, 2013 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option or warrant, or convertible promissory note, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Number	Percent of Class
Wescor, Inc	25,613,694	45.05%
Warrant Strategies Fund LLC(2) 350 Madison Avenue, 11th Floor New York, NY 10017	3,269,304	4.99%
Douglass T. Simpson(1)	942,838	1.86%
William H. Critchfield(1)	767,545	1.52%
Robert Tutag(1)	1,221,000	2.42%
Ann L. Steinbarger(1)	405,855	0.80%
Bruce A. Huebner(1)	120,000	0.24%
Stephen P. Gouze(1)	1,252,612	2.48%
David Ludvigson(1)	120,000	0.24%
Dennis Walczewski(1)	260,000	0.51%
Dennis Fusco(1)	40,000	0.08%
All current directors and current executive officers as a group (9 persons)	5,129,850	10.07%

(1)
Current director or officer

(2)
Contractual restrictions in its warrants and/or convertible note and purchase agreement with Corgenix prohibit Warrant Strategies Fund from exercising any warrants or converting any debt if such conversion or exercise would cause either entity to exceed 4.99% beneficial ownership of Corgenix. Warrant Strategies Fund holds warrants to acquire up to 6,485,455 shares of common stock.

Equity Compensation

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,612,000	$0.19	3,273,000
Total	3,612,000	$0.19	3,273,000

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

Director Independence

        Because the Company's common stock is traded on the Over the Counter Bulletin Board, the Company is not subject to the independence requirements of any securities exchange or the Nasdaq regarding our directors, the membership of our board of directors or our committees. However, the Board has determined that Messrs. Tutag, Gouze, Huebner, Fusco and Walczewski are each "independent" as that term is defined by the American Stock Exchange. Under the American Stock Exchange definition, an independent director is a person who (1) is not an executive officer or employee of the Company; (2) is not currently and has not been over the past three years employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (3) has not (or whose immediate family members have not) been paid more than $120,000 during any period of twelve consecutive months within the past three fiscal years [excluding compensation for board or board committee service, compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or benefits under a tax-qualified retirement plan or non-discretionary compensation]; (4) is not an immediate family member of an individual who is, or at any time during the past three fiscal years was, employed by the Company as an executive officer; (5) is not (or whose immediate family member is not) a partner in, controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company's securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years; (6) is not (or whose immediate family member is not) employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the compensation committee of such other entity; or (7) is not (or whose immediate family member is not) a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Item 14.    Principal Accountant Fees and Services.

        Our principal outside accountant who serves as our auditor and our principal outside accountant for preparation of our Federal and State income tax returns is Hein & Associates LLP. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants are as follows:

	Audit Fees (Includes Form 10-Q Reviews & Consents)	Audit Related Fees	Tax Fees	All Other Fees
2013	$107,145	$—	$8,100	$—
2012	$111,983	$—	$15,325	$—

        Our Audit Committee (the "Committee"), consisting of Messrs. Fusco (Chairman) and Walczewski, is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company. The Committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for us by its registered public accounting firm, provided, however, that de-minimus non-audit services may instead be approved in accordance with applicable SEC rules.

Item 15.    Exhibits and Reports to Form 10-K

a.	Finance Statements:
Consolidated Balance Sheets as of June 30, 2013 and 2012
Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2013 and 2012
Consolidated Statements of Stockholders' Equity for the years ended June 30, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012
Notes to Consolidated Financial Statements
b.	Index to and Description of Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation, dated June 19, 2008, filed as Exhibit 3.1 to the Company's Form 10-Q filed on November 10, 2010 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock for Corgenix Medical Corporation, filed as Exhibit 3.1 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

3.3	Amended and Restated Bylaws dated September 30, 2010 filed as Exhibit 3.2 to the Company's Form 10-Q filed on November 10, 2010 and incorporated herein by reference.

10.1	Management Agreement dated May 1, 2010 between Luis R. Lopez and the Company, filed as Exhibit 10.3 to the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.2	Management Agreement dated May 1, 2010 between Douglass T. Simpson and the Company, filed as Exhibit 10.1 to the Company's Form 8K filed May 5, 2010 and incorporated herein by reference.

10.3	Management Agreement dated May 1, 2010 between Ann L. Steinbarger and the Company, filed as Exhibit 10.4 to the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.4	Management Agreement dated May 1, 2010 between Taryn G. Reynolds and the Company, filed as Exhibit 10.5 to the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.5	Management Agreement dated May 1, 2010 between William H. Critchfield and the Company, filed as Exhibit 10.2 to the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.6	Form of Indemnification Agreement between the Company and its directors and officers, filed as Exhibit 10.24 to the Company's Registration Statement on Form 10-SB/A-1 filed September 24, 1998 and incorporated herein by reference.

10.7	Amended and Restated License Agreement dated April 14, 2010 between Eiji Matsuura, PhD and the Company, filed as Exhibit 10.1 to the Company's Form 8-K filed April 19, 2010 and incorporated herein by refeence.

Exhibit Number	Description of Exhibit
10.8	Amended and Restated 1999 Incentive Stock Plan filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.

10.9	Amended and Restated Employee Stock Purchase Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 23, 2002 and incorporated herein by reference.

10.10	Form of Securities Purchase Agreement dated May 19, 2005, filed as Exhibit 2.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.11	Form of Secured Convertible Term Note dated May 19, 2005, filed as Exhibit 10.32 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.12	Form of Registration Rights Agreement dated May 19, 2005, filed as Exhibit 10.33 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.13	Form of Restricted Account Agreement dated May 19, 2005, filed as Exhibit 10.34 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.14	Form of Restricted Account Side Letter dated May 19, 2005, filed as Exhibit 10.35 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.15	Form of Stock Pledge Agreement dated May 19, 2005, filed as Exhibit 10.36 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.16	Form of Lockup Letter dated May 19, 2005, filed as Exhibit 10.37 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.17	Form of Subsidiary Guaranty dated May 19, 2005, filed as Exhibit 10.38 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.18	Form of Letter Agreement dated June 7, 2005 between the Company and certain officers, directors and affiliated persons, filed as Exhibit 10.39 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.19	Lease Agreement dated February 8, 2006 between Corgenix Medical Corporation and York County, LLC, a California limited liability company (as landlord), filed as Exhibit 10.27 to the Company's Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.

10.20	First Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated December 11, 2006, filed as Exhibit 10.28 to the Company's Form 10-KSB filed Sepember 14, 2007 and incorporated herein by reference.

10.21	Second Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated June 19, 2007, filed as Exhibit 29 to the Company's Form 10-KSB filed September 14, 2007 and incorporated herein by reference.

10.22	Third Amendment to Lease Agreement between Corgenix Medical Corporation and York County, LLC, dated July 19, 2007, filed as Exhibit 10.30 to the Company's Form 10-KSB filed September 14, 2007 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.23	Preferred Stock Purchase Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.24	Escrow Agreement between Corgenix Medical Corporation, Barron Partners LP and Epstein, Becker & Green, P.C., dated December 28, 2005, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.25	Registration Rights Agreement between Corgenix Medical Corporation and Barron Partners L.P., dated December 28, 2005, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.26	Common Stock Purchase Warrant "A" dated December 28, 2005 issued to Barron Partners, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.27	Common Stock Purchase Warrant "B" dated December 28, 2005 issued to Barron Partners, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.28	Common Stock Purchase Warrant "C" dated December 28, 2005 issued to Barron Partners, filed as Exhibit 10.6 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.29	Common Stock Purchase Warrant #118 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as Exhibit 10.7 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.30	Common Stock Purchase Warrant #119 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as Exhibit 10.8 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.31	Common Stock Purchase Warrant #120 dated December 28, 2005 issued to Ascendiant Securities, L.L.C., filed as Exhibit 10.9 to the Company's quarterly report on Form 10-QSB filed February 13, 2006 and incorporated herein by reference.

10.32	Form of Barron Lockup Letter, filed as Exhibit 10.3 to the Company's Form 8-K filed December 20, 2005 and incorporated herein by reference.

10.33	Form of Lockup Letter with Truk Opportunity Fund, LLC, Truk International Fund, LP, and CAMOFI Master LDC in connection with Secured Convertible Term Note financing, filed as Exhibit 10.7 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.34	Securities Purchase Agreement dated December 28, 2005 by and among Corgenix Medical Corporation and Truk Opportunity Fund, LLC, Truk International Fund, LP, and CAMOFI Master LDC filed as Exhibit 10.5 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.35	Registration Rights Agreement among Truk International Fund, LP, Truk Opportunity Fund, LLC, CAMOFI Master LDC and Corgenix Medical Corporation, filed as Exhibit 10.6 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.36	Product Development, Manufacturing and Distribution Agreement dated May 13, 2004 between Creative Clinical Concepts, Inc. and the Company, filed as Exhibit 10.26 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

Exhibit Number	Description of Exhibit
10.37	Supply Agreement dated September 12, 2003 between DiaDexus, Inc. and the Company, filed as Exhibit 10.31 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

10.38	Distribution Agreement and OEM Supply Agreement dated March 31, 2005 between MBL International, Inc. and the Company, filed as Exhibit 10.33 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

10.39	Form of secured convertible Term Note dated May 19, 2005, filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.40	Form of Common Stock Purchase Warrant dated May 19, 2005, filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2 filed June 24, 2005 and incorporated herein by reference.

10.41	Form of Secured Convertible Term Note dated December 30, 2005, filed as Exhibit 4.3 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.42	Form of Common Stock Purchase Warrant dated December 30, 2005, filed as Exhibit 4.4 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

10.43	Corgenix Medical Corporation 2005 Incentive Compensation Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on October 27, 2005 and incorporated herein by reference.

10.44	Amendment Concerning Secured Convertible Term Notes (including Amendment No. 1 to each Secured Convertible Term Note), filed as Exhibit 10 to the Company's Form 8-K filed December 5, 2006 and incorporated herein by reference.

10.45	Corgenix Medical Corporation 2007 Incentive Compensation Plan, filed with the Company's filing of Proxy Statement Schedule 14A Information on April 26, 2007 and incorporated herein by reference.

10.46	Placement Agent Agreement dated June 17, 2008, filed as Exhibit 4.4 to the Company's Form 8-K filed July 27, 2007 and incorporated herein by reference.

10.47	Form of Common Stock Purchase Warrant, filed as Exhibit 4.1 to the Company's Form 8-K filed July 27, 2007 and incorporated herein by reference.

10.48	Form of Subscription Agreement, filed as Exhibit 4.2 to the Company's Form 8-K filed July 27, 2007 and incorporated herein by reference.

10.49	Form of Registration Rights Agreement, filed as Exhibit 4.3 to the Company's Form 8-K filed July 27, 2007 and incorporated herein by reference.

10.50	Consulting Agreement dated March 1, 2006 between Corgenix Medical Corporation and Gordon E. Ens, filed as Exhibit 10.1 to the Company's Form 10-QSB filed May 15, 2007 and incorporated herein by reference.

10.51	License Agreement dated March 1, 2008 between Corgenix Medical Corporation and Creative Clinical Concepts, filed as Exhibit 10.2 to the Company's Form 10-QSB filed May 15, 2007 and incorporated herein by reference.

10.52	Letter Agreement dated August 15, 2007 between Corgenix Medical Corporation and Barron Partners, LP., filed as Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2007and incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.53		Lease Agreement dated January 1, 2008 between Andrew Dean T/A Andrew Dean Investments and Corgenix UK, Ltd., filed as Exhibit 10.6 to the Company's Form 10-KSB filed September 25, 2008 and incorporated herein by reference.

10.54		Common Stock Purchase Agreement dated July 12, 2010 by and among Corgenix Medical Corporation, Financière ELITech SAS, and Wescor, Inc., filed as Exhibit 10.1 to the Company's Form 8-K filed July 15, 2010 and incorporated herein by reference.

10.55		Form of Warrant by and among Corgenix Medical Corporation and Wescor, Inc., filed as Exhibit 10.2 to the Company's Form 8-K filed July 15, 2010 and incorporated herein by reference.

10.56		Mutual Confidentiality Agreement dated as of July 16, 2010 by and among Financière ELITech SAS, Wescor, Inc., ELITech UK Limited, Corgenix Medical Corporation, and Corgenix U.K. Ltd. filed as Exhibit 10.3 to the Company's Form 8-K filed July 15, 2010 and incorporated herein by reference.

10.57		Form of Assignment and Assumption Agreement by and among ELITech UK Limited, Corgenix Medical Corporation, and Corgenix U.K. Ltd. filed as Exhibit 10.4 to the Company's Form 8-K filed July 15, 2010 and incorporated herein by reference.

10.58		Master Distribution Agreement dated July 16, 2010 by and between Corgenix Medical Corporation and ELITech UK Limited filed as Exhibit 10.5 to the Company's Form 8-K filed July 15, 2010 and incorporated herein by reference.

10.59		Fifth Amendment to Lease Agreement between Corgenix Medical Corporation and KE Denver One, LLC, dated April 11, 2011, filed as Exhibit 10.2 to the Company's Form 8-K filed April 15, 2011 and incorporated herein by reference.

10.60		Revolving Credit & Security Agreement dated July 14, 2011 between Corgenix Medical Corporation and LSQ Fund Group, LC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 20, 2011).

10.61		Revolving Promissory Note dated July 14, 2011, executed by Corgenix Medical Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 20, 2011).

10.662		First Amended & Restated Joint Product Development Agreement dated July 28, 2011 among Corgenix Medical Corporation, Financier Elitech SAS and wescor, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2011).

10.63		2011 Incentive Compensation Plan, filed with the Company's Schedule 14A filed on December 5, 2011 and incorporated herein by reference.

10.64		Third Amended and Restated Employee Stock Purchase Plan, filed with the Company's Schedule 14A filed on December 5, 2011 and incorporated herein by reference.

10.65	(1)	Supply Agreement dated July 1, 2011 between the Company and diaDexus, Inc., filed as Exhibit 10.67 to the Company's Annual Report filed on September 27, 2012 and incorporated herein by reference(filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

21.1		Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Registration Statement on Form 10-SB, filed June 29, 1998 and incorporated herein by reference.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Exhibit
31.2	*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema Document**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB		XBRL Taxonomy Extension Label Linkbase Document**

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**

(1)
Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

*
Filed herewith.

**
Furnished electronically with this report.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements
June 30, 2013 and 2012
(With Independent Registered Public Accounting Firm's Report Thereon)

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Financial Statements
June 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Corgenix Medical Corporation:

        We have audited the accompanying consolidated balance sheets of Corgenix Medical Corporation and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
September 27, 2013

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,956,624	$1,248,537
Accounts receivable, less allowance for doubtful accounts of $30,000	967,881	958,897
Accounts receivable due from affiliates (note 7)	298,956	438,041
Other receivables	233,624	17,637
Inventories	2,032,545	2,118,669
Prepaid expenses	17,838	15,341

Total current assets	5,507,468	4,797,122

Property and Equipment:
Capitalized software costs	357,832	357,832
Machinery and laboratory equipment	1,644,354	1,585,687
Furniture, fixtures and office equipment	1,747,199	1,743,088

	3,749,385	3,686,607
Accumulated depreciation and amortization	(2,853,891)	(2,580,489)

Net Property and equipment	895,494	1,106,118

Intangible assets:
License, net of amortization of $166,546 and $137,688	259,718	288,576

Other assets:
Due from officer	12,000	12,000
Other	58,161	59,161

Total assets	$6,732,841	$6,262,977

Liabilities, Redeemable Stocks, and Stockholders' Equity
Current liabilities:
Current portion of notes payable, net of discount (note 2)	$22,239	$38,585
Current portion of capital lease obligations	85,403	108,593
Revolving line of credit (note 3)	—	—
Accounts payable	476,839	576,694
Accrued payroll and related liabilities	220,240	281,642
Accrued liabilities	149,030	146,970

Total current liabilities	953,751	1,152,484
Notes payable, net of discount, less current portion (note 2)	—	22,240
Capital lease obligation, less current portion	16,624	102,020
Deferred Facility Lease Payable, less current portion	329,366	348,104

Total liabilities	1,299,741	1,624,848

Commitments and contingencies (note 5)
Redeemable preferred stock, $0.001 par value. 36,680 shares issued and outstanding, aggregate redemption value of $9,170 (note 4)	11,738	11,738
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 50,233,992 and 47,213,534 shares in 2013 and 2012, respectively	50,234	47,186
Additional paid-in capital	21,700,207	21,183,746
Accumulated deficit	(16,329,079)	(16,604,541)

Total stockholders' equity	5,421,362	4,626,391

Total liabilities, redeemable stocks, and stockholders' equity	$6,732,841	$6,262,977

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended June 30, 2013 and 2012

	2013	2012
Revenues:
Product sales	$9,241,116	$7,909,047
Contract R & D and grant revenues	946,689	1,380,311

Total revenues	10,187,805	9,289,358
Cost of revenues:
Cost of goods sold	4,910,946	4,310,071
Cost of R & D and grant revenues	713,326	1,044,924

Total cost of revenues	5,624,272	5,354,995

Gross profit	4,563,533	3,934,363
Operating expenses:
Selling and marketing	1,701,578	1,996,989
Research and development	582,795	517,062
General and administrative	1,982,775	1,889,318
Costs associated with exit or disposal activities (note 9)	—	17,202

Total expenses	4,267,148	4,420,571

Operating income (loss)	296,385	(486,208)
Other income (expense):
Other income	2,584	4,095
Interest income	470	674
Interest expense	(20,903)	(122,263)

Total other income (expense)	(17,849)	(117,494)
Net income (loss)	278,536	(603,702)

Accreted dividends on redeemable preferred and redeemable common stock	3,074	19,689

Net income (loss) attributable to common shareholders	$275,462	$(623,391)

Earnings (loss) per share:
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

Weighted-average shares outstanding:
Basic	49,145,446	44,864,021

Diluted	51,233,360	44,864,021

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended June 30, 2013 and 2012

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances at July 1, 2011	40,894,847	$40,703	$20,183,651	$(15,981,150)	$(49,296)	$4,193,908

Issuance of common stock for services	337,219	337	34,068	—	—	34,405
Issuance of common stock for cash	6,146,516	6,146	915,824	—	—	921,970
Compensation expense recorded as a result of stock options issued	—	—	50,206	—	—	50,206
Cancellation of redeemable stock upon note pay down	(165,048)	—	—	—	—	—
Accreted dividend on redeemable Common and redeemable Preferred stock	—	—	—	(19,689)	—	(19,689)
Liquidation of Corgenix-UK	—	—	(3)	—	49,296	49,293
Net loss	—	—	—	(603,702)	—	(603,702)

Balances at June 30, 2012	47,213,534	$47,186	$21,183,746	$(16,604,541)	$—	$4,626,391

Issuance of common stock for services	247,463	248	27,551	—	—	$27,799
Issuance of common stock for cash	2,800,510	2,800	417,287	—	—	420,087
Compensation expense recorded as a result of stock options issued	—	—	71,623	—	—	71,623
Cancellation of redeemable stock upon note pay down	(27,515)	—	—	—	—	—
Accreted dividend on redeemable Common and redeemable preferred stock	—	—	—	(3,074)	—	(3,074)
Net income	—	—	—	278,536	—	278,536

Balances at June 30, 2013	50,233,992	$50,234	$21,700,207	$(16,329,079)	$—	$5,421,362

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended June 30
	2013	2012
Cash flows from operating activities:
Net income (loss)	$278,536	$(603,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	302,260	292,610
Non-cash costs associated with exit or disposal	—	49,296
Common stock issued for services	27,799	34,405
Compensation expense recorded for stock options issued	71,623	50,206
Changes in operating assets and liabilities:
Accounts receivable	123,488	157,485
Inventories	86,124	681,804
Prepaid expenses and other assets	(1,497)	22,823
Accounts payable	(99,855)	(26,270)
Accrued payroll and related liabilities	(61,402)	7,957
Accrued interest and other liabilities	(16,678)	(62,078)

Net cash provided by operating activities	710,398	604,536

Cash flows used in investing activities:
Additions to equipment	(62,778)	(184,500)

Net cash used in investing activities	(62,778)	(184,500)
Cash flows provided by (used in) financing activities:
Decrease in amounts due to factor	—	(791,325)
Decrease in inventory loan	—	(163,460)
Proceeds received from revolving line of credit	7,662,034	7,030,921
Payments on revolving line of credit	(7,871,408)	(7,048,557)
Proceeds from issuance of common stock	420,087	921,970
Payments on notes payable	(41,660)	(121,363)
Payments on capital lease obligations	(108,586)	(94,924)

Net cash provided by (used in) financing activities	60,467	(266,738)

Net increase in cash and cash equivalents	708,087	153,298
Cash and cash equivalents at beginning of year	1,248,537	1,095,239

Cash and cash equivalents at end of year	$1,956,624	$1,248,537

Supplemental cash flow disclosures:
Cash paid for interest	$20,761	$115,365

Noncash investing and financing activities
Equipment acquired under capital leases or installment financing	$—	$109,198

Accreted dividends on redeemable common and redeemable preferred stock	$3,074	$19,689

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

(b)   Principles of Consolidation

        The consolidated financial statements include the accounts of Corgenix Medical Corporation and its wholly-owned subsidiaries, Corgenix, Inc. and Corgenix (UK) Limited ("Corgenix UK"). Corgenix UK was established as a United Kingdom company during 1996 to market our products in Europe. Transactions are generally denominated in U.S. dollars, but also invoices in Euros and British Pound Sterling. All amounts are converted into U.S. dollars upon consolidation of our financial statements. Inter-company balances and transactions have been eliminated in consolidation. The financial statements ceased to be consolidated as of September 30, 2011, since Corgenix UK has been liquidated and is no longer in existence.

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

June 30, 2013 and 2012

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

(f)    Inventories

        Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of and for the years ended June 30, 2013 and 2012. Components of inventories as of June 30 are as follows:

	2013	2012
Raw materials	$587,216	$425,582
Work-in-process	602,400	785,726
Finished goods	698,683	907,361
Laboratory instrument related	144,246	—

	$2,032,545	$2,118,669

(g)   Equipment and Software

        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. There was no equipment acquired under capital leases and installment financing in fiscal year ended June 30, 2013. In the fiscal year ended June 30, 2012, there was $109,198 of equipment acquired under capital leases and installment financing. Depreciation and amortization expense, which totaled $273,402 and $263,753 for the years ended June 30, 2013 and 2012, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to the Company's accounting software, which is being amortized over five years, beginning in March 2008, and additionally in March 2011.

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

June 30, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

intangibles with estimated useful lives continue to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with the Accounting for Impairment or Disposal of Long Lived Assets Topic as set forth in the FASB ASC.

        On March 1, 2007, we executed an exclusive license agreement (the "License Agreement") with Creative Clinical Concepts, Inc. ("CCC"). The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, "Aspirin Effectiveness Technology," or the "Licensed Products"). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term "AspirinWorks"® and related designs. As previously reported, the License Agreement required us to pay or issue certain amounts of cash, common stock, and warrants to CCC, subject to various caps. As of June 30, 2013 and 2012, the Company had no accrual with respect to the cumulative amount due to CCC. For the fiscal years ended June 30, 2013 and June 30, 2012, we issued neither shares nor warrants to CCC.

        The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent (7%) of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement's caps on payments from us to CCC do not apply to royalty payments.

        The following is a summary of intangible assets as of June 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
License	$426,264	$(166,546)	$259,718

        No impairment was recognized in the value of amortizing intangible assets during the years ending June 30, 2013 or 2012. Amortization expense of licenses totaled $28,858 and $28,857 for the years ended June 30, 2013 and 2012, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending June 30,	Estimated Amortization Expense
2014	$28,857
2015	$28,857
2016	$28,857
2017	$28,857
2018	$28,857

(i)    Financial Instruments

        Financial instruments consist principally of cash, money market funds, accounts receivable, accounts payable and notes payable. The Company believes that the fair value of financial instruments

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates.

(j)    Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $41,752 and $61,458 in the fiscal years ended June 30, 2013 and 2012, respectively.

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

(m)  Research and Development and Grants

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

June 30, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

Company for allocable monthly expenses including fully burdened salaries, supplies and travel; the Company consolidates these expenses with its own allocable expense and invoices the NIH.

        Research and development costs and any costs associated with grants, internally developed patents, formulas or other proprietary technology are expensed as incurred. Expenses that are directly related to the generation of specific research and development and grant revenue are expensed as incurred and included in cost of revenues. Since contract R & D and Grant related revenue has become a more meaningful aspect of its business over the past two years, the R & D expenses which are directly related to the generation of specific contract R & D and Grant revenue, have been reclassified out of R & D expense to cost of revenues. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of revenues, decreased $97,990 or 7.0% to $1,294,818 for the fiscal year ended June 30, 2013, from $1,392,808 for the fiscal year ended June 30, 2012. The amounts of gross research and development expenses included in cost of revenues for the years ended June 30, 2013 and 2012 amounted to $713,326 and $1,044,924, respectively.

        Revenue from research and development contracts represent amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Revenue is recognized as work is performed and expenditures are made over the contract period. Research and development agreements in effect in 2013 and 2012 provided for fees to the Company based on time and materials in exchange for performance specified research and development functions. Contract research and development revenues were $630,266 and $771,856 for the years ended June 30, 2013 and 2012, respectively. Research and development contracts have terms from one to three years with options to extend, and can be cancelled under specific circumstances.

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

June 30, 2013 and 2012

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

(p)   Earnings (Loss) per Share

        Basic earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock, totaling 23,589,264 shares for the fiscal year ended June 30, 2012 were not included in the calculation of weighted average

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

diluted common shares below as their effect would be to lower the net loss per share and thus be anti-dilutive.

	2013	2012
Net earnings (loss) attributable to common shareholders	$275,462	$(623,391)

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	47,213,534	40,894,847
Weighted average common equivalent shares issued during the period	1,931,912	3,969,174

Weighted average common shares—basic	49,145,446	44,864,021

Dilutive potential common shares:
Stock options and warrants	2,087,914	—

Weighted average common shares and dilutive potential common shares	51,233,360	44,864,021

Net income (loss) per share—basic	$0.01	$(0.01)

Net income (loss) per share—diluted	$0.01	$(0.01)

        Options and warrants totaling 23,589,284 shares as of June 30, 2012, were not considered in the calculation of weighted average common shares and dilutive potential common shares above, as their effect would be to lower the net loss per share and thus be anti-dilutive.

(q)   Liquidity

        At June 30, 2013, our working capital increased by $909,079 to $4,553,717 from $3,644,638 at June 30, 2012, and concurrently, our current ratio (current assets divided by current liabilities) increased from 4.16 to 1 at June 30, 2012 to 5.77 to 1 at June 30, 2013. This increase in working capital is primarily attributable to the net income for the period.

        At June 30, 2013, trade and other receivables were $1,500,461 versus $1,414,575 at June 30, 2012. Accounts payable, accrued payroll and other accrued expenses were $846,109 as of June 30, 2013, versus $1,005,306 as of June 30, 2012. At June 30, 2013, inventories were $2,032,545 versus $2,118,669 at June 30, 2012. This decrease in inventories occurred as a result of a continuing effort to better manage the company's purchasing practices in addition to the streamlining of the manufacturing process related to our products.

        For the fiscal year ended June 30, 2013, cash provided by operating activities amounted to $710,398, versus $604,536 for the fiscal year ended June 30, 2012. The $710,398 cash provided by operating activities was primarily attributable to the net income for the current year, supplemented by a reduction in inventories and accounts receivable during the current fiscal year. The $710,398 cash provided by operating activities less the $62,778 of cash used by investing activities (primarily due to

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

the purchase of equipment), plus the $60,467 net cash provided by financing activities, resulted in a net increase of $708,087 in our cash balance as of June 30, 2013.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,926,676, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, short term lines of credit, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, described above.

(r)   Shipping and Handling Costs

        Shipping and handling costs are included in cost of goods sold.

(s)   Recently Issued Accounting Pronouncements

        There are no newly issued standards expected to have a material effect on the Company.

(t)    Fair Value Measurements

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

          Level 3—unobservable inputs.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(1) Summary of Significant Accounting Policies (Continued)

        The Company's financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following tables set forth the fair value of the Company's financial assets that were measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of June 30, 2013:
Money market funds	$1,038,946	—	—	$1,038,946

Total	$1,038,946	—	—	$1,038,946

	Level 1	Level 2	Level 3	Total
As of June 30, 2012:
Money market funds	$585,027	—	—	$585,027

Total	$585,027	—	—	$585,027

(2) Notes Payable

        Notes payable consist of the following:

	June 30, 2013	June 30, 2012
Note payable, net of discount of $3,074 at June 30, 2012, unsecured, to redeemable common stockholders, with interest at prime plus 2.0% (5.25% as of June 30, 2012) due in monthly installments with principal payments of $5,200 plus interest through August 2012	$—	$7,526
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	22,239	53,299

	22,239	60,825
Current portion, net of current portion of discount	(22,239)	(38,585)

Notes payable, excluding current portion and net of long-term portion of discount	$—	$22,240

(3) Revolving Line of Credit

        On July 14, 2011, the Company entered into a Revolving Credit and Security Agreement (the "Loan Agreement") with LSQ Funding Group, L.C., a Florida limited liability company ("LSQ"), which provided the Company with a $1,500,000 revolving line of credit (the "Line").

        Pursuant to the terms of the Loan Agreement, LSQ is providing the Line to us under which LSQ agrees to make loans to us in the maximum principal amount outstanding at any time of $1,500,000. The maximum amount of the loans under the Line shall also be governed by a borrowing base equal to

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(3) Revolving Line of Credit (Continued)

85% of Eligible Accounts Receivable plus 50% of Eligible Inventory, with certain limits and exclusions more fully set forth in the Loan Agreement.

        Interest accrues on the average outstanding principal balance of the loans under the Line at an interest rate equal to 0.043% per day (15.7% APR).

        Loans under the Line may be repaid and such repaid amounts re-borrowed until the maturity date. Unless terminated by us or accelerated by LSQ in accordance with the terms of the Loan Agreement, the Line will terminate and all loans there under must be repaid on July 14, 2013. Although the Line did mature on July 14, 2013, the Line has continued to function in the same manner as it had over the prior two years.

        In addition, pursuant to the terms of the Loan Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the Loan Agreement or otherwise.

        We used the money which we received under the Loan Agreement and the Line to pay off our prior outstanding debt obligations to Summit Financial Resources, L.P. ("Summit"), which totaled $732,487 as of July 14, 2011, the date of payment. Such payment resulted in our indebtedness and obligations owing to Summit being terminated and satisfied in full. Currently, we have made a concerted effort to minimize our use of the Line, and consequently for the fiscal years ended June 30, 2013 and June 30, 2012, LSQ funded a total of $7,662,034 and $7,030,921, respectively under the Line, none of which was outstanding as of June 30, 2013 or June 30, 2012. As a consequence, $227,011 and $17,637 was owed to the Company by LSQ as of June 30, 2013 and June 30, 2012, respectively.

(4) Equity

(a)   Common Stock

        On September 16, 2011, Wescor , a wholly owned subsidiary of ELITech ("Wescor") invested an additional $500,000 pursuant to the Third Tranche under a Common Stock Purchase Agreement and was issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee, comprised of key scientific and executive personnel of both the Company and ELITech, established under the Joint Product Development Agreement has determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement, entered into with ELITech on July 16, 2010 (the "Joint Product Development Agreement.").

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

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(4) Equity (Continued)

For the fiscal years ended June 30, 2013 and June 30, 2012, we generated $503,514 and $793,356, respectively in R & D revenue from Wescor, and issued 2,800,510 and 2,813,182 shares, respectively under this arrangement. Also, pursuant to the 2011 Development Agreement, as of June 30, 2013 and June 30, 2012 there was $34,421 and $213,663, respectively, in accounts receivable for ELITech/Wescor-funded research and development and $22,959 and $107,191 due from Wescor with respect to stock purchase commitments owing from Wescor for 153,057 and 950,083 shares, respectively, to be issued subsequent to June 30, 2013 and June 30, 2012, respectively. The $22,959 and $107,191 stock purchase commitments were not recorded as of June 30, 2013 or June 30, 2012.

        As a result of these transactions and including warrants, ELITech beneficially (which takes into effect both the stock and warrants) owned 45.0% of the Company's outstanding shares as of June 30, 2013, and is considered a related party.

(b)   Employee Stock Purchase Plan

        Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2008, Shareholders approved the Company's Second Amended and Restated Employee Stock Purchase Plan. These plans are registered under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the Securities and Exchange Commission (SEC) for purchase under the two plans. In fiscal 2013, 247,463 shares were issued under the plans. In the fiscal year ended June 30, 2012, 337,219 shares were issued under the plan.

        On January 17, 2012, at our Annual Meeting of shareholders, the shareholders voted to approve The Third Amended & Restated Employee Stock Purchase Plan, effective January 1, 2012. The maximum number of shares that may be sold under the Third Amended & Restated Employee Stock Purchase Plan is 500,000 shares, which shares have been registered with the SEC.

        In the fiscal years ended June 30, 2013 and 2012, the benefits expense recognized for the 15% discount on shares purchased under the plans amounted to $27,799 and $5,161, respectively.

(c)   Incentive Stock Option and Compensation Plans

  Stock Options as of March 31, 2013

        Our third Amended and Restated Employee Stock Purchase Plan and the 2007 and 2011 Incentive Compensation Plans (the "Plans") provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the "Committee") appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(4) Equity (Continued)

Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of June 30, 2013, and changes during the twelve months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2011	2,420,000	$0.30	36.2	$—
Granted	2,000,000	$0.09	—
Exercised	—	$—	—
Cancelled, expired or forfeited	(695,000)	$0.24	—

Options outstanding at June 30, 2012	3,725,000	$0.19	52.6	$—

Granted	350,000	$0.13	74.6
Exercised	—	$—	—
Cancelled, expired or forfeited	(463,000)	$0.19	—

Options outstanding at June 30, 2013	3,612,000	$0.19	26.2	$15,930

Options exercisable at June 30, 2013	2,510,333	$0.23	37.6	$—

        The total intrinsic value of outstanding options as of June 30, 2013 measures the difference between the market price as of June 30, 2013 ($0.18) and the respective option's exercise price. No options were exercised during the fiscal years ended June 30, 2013 or June 30, 2012. Consequently, no cash was received, nor did we realize any tax deductions related to exercise of stock options during the period.

        As of June 30, 2013, estimated unrecognized compensation cost from unvested stock options amounted to $64,410, which is expected to be recognized over a weighted average period of 63.6 months.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(4) Equity (Continued)

        The weighted average per share fair value of stock options granted during the fiscal year ending June 30, 2013 was $0.13. The weighted average per share fair value of stock options granted during the fiscal year ending June 30, 2012 was $0.08. The fair value was estimated as of the respective option's grant date using the Black-Scholes option pricing model with the following assumptions:

	June 30,
Valuation Assumptions	2013	2012
Expected life	7years	7 years
Risk-free interest rate	2.69%	2.69%
Expected volatility	161.5%	113.7%
Expected dividend yield	0%	0%

(d)   Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2013, the Company adopted a one year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn cash or shares of its common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted sales and net income amounts. No shares of common stock have been issued under this plan.

(e)   Redeemable Convertible Preferred Stock

        On February 3, 2009, as part of a debt restructuring agreement, the Company issued 36,680 shares of its Series B Convertible Preferred Stock ("Series B") to Truk Opportunity Fund, LLC, a Delaware company and Truk International Fund, LP, a Cayman Islands company (collectively, "Truk"). The shares have a liquidation preference of $9,170, which will be convertible into 146,720 shares of its common stock at the rate of $0.25 per share.

        The liquidation preference of the convertible preferred stock has been deemed to be a redemption feature of said stock. Accordingly, over the three year period, the amount of the convertible preferred stock as shown on the Balance Sheet, was accreted, such that, at the end of the three year period, the amount equaled the amount of common stock capable of being converted by the convertible preferred stock. This accretion of the convertible preferred stock has been reflected on the Statement of Operations, as accreted dividends.

        According to the Company's Certificate of Designations of Preferences, Rights & Limitations, Series B Convertible Preferred Stock, the Company did not automatically redeem Truk's Series B Convertible Preferred Stock as required. According to the terms of the preferred shares, automatic redemption was to occur on February 3, 2012, at the Conversion Value per share, which at the time was $0.25 multiplied by 36,680 issued and outstanding shares for a total cash redemption of $9,170. The Company intends to inform the investor and will work with the investor to determine whether the investor would like to be redeemed at that time while verifying the cash payment that should have been made in February 2012, and arrange to make that payment as soon as possible.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(5) Commitments and Contingencies

(a)   Leases

        The Company is obligated under various non-cancellable operating and capital leases primarily for its operating facilities and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Rent expense on operating leases is reflected on a straight-line basis over the lease term. Future minimum lease payments under non-cancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2013, are as follows:

	Capital Leases	Operating Leases
Years ending June 30:
2014	$90,723	$404,013
2015	17,051	$417,330
2016	—	$412,751
2017	—	$419,241
2018	—	430,352
2019	—	$329,777

Total future minimum lease payments	107,774	$2,413,464

Less amounts representing interest	(5,747)

Present value of minimum capital lease payments	102,027
Less current portion	(85,403)

Capital lease obligations less current portion	$16,624

        Rent expense totaled $329,242 and $348,054 for the years ended June 30, 2013 and 2012, respectively.

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

(6) Income Taxes

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2010 through 2013. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(6) Income Taxes (Continued)

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of June 30, 2013.

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 38% to pretax income as a result of the following:

	2013	2012
Computed expected tax benefit (expense)	$98,000	$(205,000)
Reduction (increase) in income taxes resulting from:
Permanent differences:
Stock Options and Other	36,000	28,000
Change in valuation allowance	(230,000)	206,000
Expiration of NOL, research and development credit and other	54,000	—
Expected state tax benefit (expense), net	8,000	(18,000)
Other	34,000	(11,000)

	$—	$—

        Deferred tax assets related to the Company's operations are comprised of the following at June 30, 2013.

	2013	2012
Deferred tax assets (liabilities):
Current—
Salary and other accruals	$21,000	$49,000
Bad debt allowance	11,000	11,000
Section 263A inventory capitalization	42,000	23,000
Deferred revenue	8,000	—
Non-Current—
Tax effect of net operating loss carry forward and R & D credit carryforward	2,452,000	2,718,000
Long-lived assets	121,000	85,000

Net deferred tax assets	2,655,000	2,886,000
Less valuation allowance	(2,655,000)	(2,886,000)

Net deferred tax assets	$—	$—

        At June 30, 2013, the Company has a net operating loss carry forward for income tax purposes of approximately $5,594,000 expiring during the period from 2015 to 2032. Research and experimentation tax credit carry forwards approximate $339,000. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

        A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(7) Related Party Transactions

        The ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah) (the "ELITech Group") combined are considered to be a related party, beneficially owning 45.0% of the Company's outstanding shares, and, as of June 30, 2013, was the Company's largest customer. For the fiscal years ended June 30, 2013 and June 30, 2012, we generated $503,514 and $793,356, respectively in R & D revenue from Wescor. In addition, the company's international product sales to ELITech-UK for the fiscal years ended June 30, 2013 and June 30, 2012 amounted to $1,132,493 and $999,005, respectively. Thus, in total, the ELITech Group (ELITech-UK and Wescor) represented approximately 16.1% and 19.3% of total revenues for the fiscal years ended June 30, 2013 and June 30, 2012, respectively. Finally, the ELITech Group represented 23.6% and 31.0% of total trade accounts receivable at June 30, 2013 and June 30, 2012, respectively.

(8) Concentration of Credit Risk

        The Company's customers, with the exception of the ELITech Group, are principally located in the U.S. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables. In the fiscal year ended June 30, 2013, our largest customers, the ELITech Group, DiaDexus, Inc., and BG Medicine, Inc. accounted for 16.1%, 10.8%, and 10.2% of our total revenues, respectively. With respect to our total accounts receivable, the ELITech Group accounted for 23.6% of our total accounts receivable, while DiaDexus, Inc. and BG Medicine, Inc. each represented less than 1% of total accounts receivable.

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

        Pursuant to this plan, beginning October 1, 2010, the Company began winding down the business activities heretofore carried out by Corgenix UK. As of September 30, 2011, Corgenix-UK was completely liquidated and all of the costs associated with exit or disposal activities have been incurred and accounted for.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(10) Subsequent Events

  The Bank of the West Line of Credit

        On August 28, 2013, the Company entered into a Business Loan Agreement (the "Loan Agreement") effective August 15, 2013 between the Company and Bank of the West (the "Bank").

        Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the "Line") to the Company not to exceed $1,500,000. Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum. Interest payments are due monthly.

        Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Line will terminate and all loans thereunder must be repaid on November 5, 2014.

        The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company.

        In addition, pursuant to the terms of the Loan Agreement, the Company will grant to the Bank a security interest in all of the Company's assets to secure the repayment of the loans under the Line and to secure all other obligations of the Company to the Bank.

        The Company will use the money it receives under the Loan Agreement for general short term working capital purposes.

        The Loan Agreement and the accompanying Promissory Note were filed as Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed on September 4, 2013, and the description of material terms of such documents herein are qualified in their entirety by reference to such exhibits.

        The Line will be activated when the notice period to LSQ described below has elapsed and the Bank is able to secure a first lien on the Company's assets.

        On August 28, 2013, the Company provided written notice to LSQ, that the Company desires to terminate the Revolving Credit and Security Agreement (the "LSQ Agreement") dated July 14, 2011 between the Company and LSQ. The LSQ Agreement requires 60 days' notice by the Company to LSQ to terminate, and thus the termination will be effective October 27, 2013. Any ancillary agreements and documents entered into in connection with the LSQ Agreement will terminate in connection with the termination of the LSQ Agreement.

        Under the LSQ Agreement, LSQ, the lender, provides a line of credit to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000. The proceeds of the loans under the line of credit have been used to repay certain loans and other amounts payable by the Company. The LSQ Agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2011, and the description of material terms of the LSQ Agreement is qualified in its entirety by reference to that exhibit.

        The notice states that the Company is not dissatisfied with its relationship with LSQ but desires to pursue other borrowing opportunities.

CORGENIX MEDICAL CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

June 30, 2013 and 2012

(10) Subsequent Events (Continued)

        The Company does not expect to incur any termination penalties as a result of the termination.

The New AtherOx™ Agreement

        On July 5, 2013, we filed a Current Report on Form 8-K disclosing that Corgenix Medical Corporation (the "Company") received written notice from legal counsel for Eiji Matsuura, Ph.D. ("Dr. Matsuura") that Dr. Matsuura desired to terminate the Amended and Restated License Agreement dated April 14, 2010 between the Company and Dr. Matsuura (the "Prior License Agreement") because Dr. Matsuura believed the Company breached certain obligations under the Prior License Agreement. We stated that the Company disputed that Dr. Matsuura had sufficient cause for terminating the Prior License Agreement and intended to contest the proposed termination.

        Since the Company's receipt of Dr. Matsuura's notice, the Company and Dr. Matsuura have, through discussions, resolved any and all disputes regarding the Prior License Agreement, and Dr. Matsuura retracted his notice of termination and demand for arbitration of disputes. To evidence the terms of the Company's and Dr. Matsuura's joint resolutions and revised arrangement going forward, the parties entered into a new License and Cooperation Agreement (the "New License and Cooperation Agreement"), effective September 4, 2013, which replaces the Prior License Agreement, and the Prior License Agreement is thereby terminated.

        As described above, effective September 4, 2013, the Company entered into the New License and Cooperation Agreement with Dr. Matsuura, which amends and restates the Prior License Agreement between the parties. On September 10, 2013, the Company issued a press release announcing its entry into the New License and Cooperation Agreement, a copy of which is filed herewith as Exhibit 99.1. Under the New License and Cooperation Agreement, Dr. Matsuura grants the Company access to certain technology owned by Dr. Matsuura for the determination of oxidized lipoproteins and related analytes, antibodies and antigens to develop human in-vitro diagnostic products to be manufactured and sold by the Company. In consideration for the license, the Company will pay Dr. Matsuura consulting fees and royalty payments in accordance with the terms of the New License and Cooperation Agreement. The New License and Cooperation Agreement will continue in effect until September 29, 2022, unless terminated earlier in accordance with the terms of the New License and Cooperation Agreement, and may be renewed upon the mutual agreement of the parties.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION
September 27, 2013
By:	/s/ WILLIAM H. CRITCHFIELD William H. Critchfield Senior Vice President Operations and Finance and Chief Financial Officer	By:	/s/ DOUGLASS T. SIMPSON Douglass T. Simpson President, Chief Executive Officer and Director
		By:	/s/ DENNIS FUSCO Dennis Fusco Director
		By:	/s/ ROBERT TUTAG Robert Tutag Director
		By:	/s/ STEPHEN P. GOUZE Stephen P. Gouze Director and Chairman of the Board
/s/ DENNIS WALCZEWSKI Dennis Walczewski Director
		By:	/s/ BRUCE A. HUEBNER Bruce A. Huebner Director
		By:	/s/ DAVID LUDVIGSON David Ludvigson Director