Form 10-Q
period 2013-09-30
CORGENIX MEDICAL CORP/CO
filed 2013-11-14
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock outstanding was 50,651,413 as of October 1, 2013.

CORGENIX MEDICAL CORPORATION

September 30, 2013

PART I

Item 1. Condensed Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$2,143,827	$1,956,624
Accounts receivable, less allowance for doubtful accounts of $30,000 as of September 30, 2013 and June 30, 2013	1,310,913	967,881
Accounts receivable from affiliates (note 10)	208,361	298,956
Other receivables	6,613	233,624
Inventories	1,768,522	2,032,545
Prepaid expenses	25,160	17,838
Total current assets	5,463,396	5,507,468
Equipment:
Capitalized software costs	357,832	357,832
Machinery and laboratory equipment	1,679,384	1,644,354
Furniture, fixtures, leaseholds & office equipment	1,756,009	1,747,199
	3,793,225	3,749,385
Accumulated depreciation and amortization	(2,909,675)	(2,853,891)
Net equipment	883,550	895,494
Intangible assets- Licenses, net of amortization of $173,760 and $166,546	252,504	259,718
Other assets:
Due from officer	12,000	12,000
Other assets	249,383	58,161
Total assets	$6,860,833	$6,732,841
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 9)	$14,048	$22,239
Current portion of capital lease obligations	67,786	85,403
Revolving line of credit (Note 8)	1,080	—
Accounts payable	547,822	476,839
Accrued payroll and related liabilities	214,959	220,240
Accrued liabilities-other	106,048	149,030
Total current liabilities	951,743	953,751
Capital lease obligations, less current portion	6,453	16,624
Deferred facility lease payable, excluding current portion	318,252	329,366
Total liabilities	1,276,448	1,299,741

Redeemable preferred stock, $0.001par value. No shares outstanding as of September 30, 2013; 36,680 shares issued and outstanding, aggregate redemption value of $9,170 at June 30, 2013 (Note 7)	—	11,738

Stockholders’ equity (Note 7):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 50,651,413 and 50,233,992 at September 30, 2013 and June 30, 2013, respectively	50,651	50,234
Additional paid-in capital	21,778,766	21,700,207
Accumulated deficit	(16,245,032)	(16,329,079)
Total stockholders’ equity	5,584,385	5,421,362
Total liabilities and stockholders’ equity	$6,860,833	$6,732,841

See accompanying notes to condensed consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30, 2013		September 30, 2012

Revenues:
Product sales	$2,629,502		$2,535,667
Contract R & D and grant revenues	248,011		285,399
Total revenues	2,877,513		2,821,066

Cost of revenues:
Cost of goods sold	1,375,228		1,403,507
Cost of R & D and grant revenues	171,328		215,607
Total cost of revenues	1,546,556		1,619,114
Gross profit	1,330,957		1,201,952
Operating expenses:
Selling and marketing	483,684		441,350
Research and development	205,065		127,170
General and administrative	540,510		428,836
Total expenses	1,229,259		997,356
Operating income	101,698		204,596
Other income (expense):
Other income	146		118
Interest expense	(3,797)		(6,400)
Total other income (expense)	(3,651)		(6,282)
Net income before income taxes	98,047		198,314
Income taxes	14,000		—
Net income	84,047		198,314

Accreted dividends on redeemable preferred stock	$—		$3,074

Net income attributable to common shareholders	$84,047		$195,240

Earnings per share:
Basic	$0.00	*	$0.00	*
Diluted	$0.00	*	$0.00	*
Weighted-average shares outstanding:
Basic	51,582,033		47,895,726
Diluted	54,331,531		48,542,614

See accompanying notes to condensed consolidated financial statements.

*Less than $ 0.01 per share

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the three months ended September 30, 2013

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2013	50,233,992	$50,234	$21,700,207	$(16,329,079)	$5,421,362
Issuance of common stock for services	14,270	14	2,554	—	2,568
Issuance of common stock for cash	283,151	283	42,191	—	42,474
Exercise of stock options	120,000	120	11,060		11,180
Compensation expense recorded as a result of stock options issued	—	—	20,186	—	20,186
Redemption of convertible preferred stock			2,568		2,568
Net income	—	—	—	84,047	84,047
Balances at September 30, 2013	50,651,413	$50,651	$21,778,766	$(16,245,032)	$5,584,385

See accompanying notes to condensed consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$84,047	$198,314
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	62,998	74,326
Common stock issued for services	2,568	10,308
Compensation expense recorded for stock options issued	20,186	15,905
Changes in operating assets and liabilities:
Trade and other receivables, net	(252,437)	(431,032)
Inventories	264,023	(101,703)
Prepaid expenses and other assets, net	(198,544)	(54,028)
Accounts payable	70,983	220,577
Accrued payroll and related liabilities	(5,281)	(56,696)
Accrued interest and other liabilities	(54,096)	(6,381)

Net cash used in operating activities	(5,553)	(130,410)

Cash flows used in investing activities:
Additions to equipment	(43,840)	(14,265)
Net cash used in investing activities	(43,840)	(14,265)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	53,654	134,268
Proceeds received from revolving line of credit	2,121,139	1,900,509
Payments on revolving line of credit	(1,893,048)	(1,896,872)
Payment for redemption of convertible preferred stock	(9,170)	—
Payments on notes payable	(8,191)	(18,116)
Payments on capital lease obligations	(27,788)	(26,198)
Net cash provided by financing activities	236,596	93,591

Net increase (decrease) in cash and cash equivalents	187,203	(51,084)
Cash and cash equivalents at beginning of period	1,956,624	1,248,537
Cash and cash equivalents at end of period	$2,143,827	$1,197,453
Supplemental cash flow disclosures:
Cash paid for interest	$3,800	$6,423
Noncash investing and financing activities: Redemption of convertible preferred stock	$2,568	$—
Accreted dividends on redeemable common and redeemable preferred stock	$—	$3,074

See accompanying notes to condensed consolidated financial statements.

CORGENIX MEDICAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)                                 Company Overview

We were organized as a C corporation,  in 1990, and our business includes research, development, manufacture, and marketing of in vitro diagnostic (“IVD”) products (tested outside the human body) for use in disease detection and diagnosis.

Our revenues are generated from the following:

•                  Sales of Manufactured Products—We manufacture and sell 50 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions.

•                  In North America we sell our products directly through our own sales organization and through several small independent distributors.

•                  Outside of North America we sell ourproducts, excluding OEM products, through the ELITech Group (“ELITech”) which now serves as our international master distributor, which in turn sells our products through its wholly owned subsidiaries in addition to numerous independent distributors.

•                  Sales of OEM Products—We private label some of our IVD products for other diagnostic companies, which they then resell worldwide through their own distribution networks. Our most important OEM customers include Bio-Rad Laboratories, Inc., Helena Laboratories and Diagnostic Grifols, S.A.

•                  Sales of OM Products—We purchase some products from other healthcare manufacturers, which we then resell. These products include other IVD products, instruments, instrument systems and various reagents and supplies, and are primarily used to support the sale of our own manufactured products.

•                  Contract Manufacturing Agreements—We provide contract manufacturing services to other diagnostic and life science companies. Our most significant Contract Manufacturing customers are BG Medicine, Inc. (“BG Medicine”) and diaDexus, Inc. (“diaDexus”).

•                  Contract R&D Agreements—We provide contract product development services to strategic partners and alliances. Our most significant Contract R&D customers include ELITech, Tulane University (“Tulane”) and the National Institutes of Health (“NIH”).

•                  Other Revenues—This segment includes shipping and other miscellaneous revenues.

•                  Our three largest customers, collectively, account for 44.1% of our total revenues.

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

Since 1990, our sales force and distribution partners have sold over 88 million tests worldwide under the REAADS and Corgenix labels, as well as OEM products. An integral part of our strategy is to work with corporate partners to develop market opportunities and access important resources including expanding our Contract Manufacturing and Contract R&D programs. We believe that our relationships with current and potential partners will enable us to enhance our menu of diagnostic products and accelerate our ability to penetrate the worldwide markets for new products.

We currently use the REAADS and Corgenix trademarks and trade names in the sale of the products which we manufacture. These products constitute the majority of our product sales.

(b)                                 Basis of Presentation

Financial Statement Preparation

The unaudited condensed consolidated financial statements have been prepared by Corgenix according to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Company has evaluated subsequent events through the date the financial statements were issued.

In the opinion of management, the accompanying unaudited financial statements for the periods presented reflect all adjustments, which consist only of normal and recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows. These unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on September 30, 2013.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2013 that are of significance or potential significance to the Company.

3.                                      INVENTORIES

Inventories consist of raw materials, work in process, finished goods and laboratory instruments and parts held for sale, and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, if and when necessary. No such provision was recorded as of September 30, 2013 or June 30, 2013. Components of inventories as of September 30, 2013 and June 30, 2013 are as follows:

	September 30,	June 30,
	2013	2013
Raw materials	$632,996	$587,216
Work-in-process	396,266	602,400
Finished goods	520,256	698,683
Laboratory instrument related	219,004	144,246
	$1,768,522	$2,032,545

4.                                      EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Under the treasury stock method, the diluted earnings per share denominator includes the net of new shares potentially created by unexercised in-the-money warrants and options. This method assumes that the proceeds that we receive from an in-the-money option exercise would be used to repurchase common shares in the market.

	3 Months ended September 30, 2013		3 Months ended September 30, 2012
Net income attributable to common shareholders	$84,047		$195,240

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	50,233,992		47,213,534
Weighted average common equivalent shares issued (retired) during the period	1,348,041		682,192
Weighted average common shares — basic	51,582,033		47,895,726
Dilutive potential common shares:
Stock options and warrants	2,749,498		646,888
Weighted average common shares and dilutive potential common shares	54,331,531		48,542,614
Net income per share — basic	$0.00	*	$0.00	*
Net income per share — diluted	$0.00	*	$0.00	*

*Less than $0.01 per share

All options and warrants were considered in the calculation of weighted average common shares and dilutive potential common shares above.

5.                                      LIQUIDITY

At September 30, 2013, our working capital decreased by $42,064 to $4,511,653 from $4,553,717 at June 30, 2013, and concurrently, our current ratio (current assets divided by current liabilities) decreased slightly from 5.77 to 1 at June 30, 2013 to 5.74 to 1 at September 30, 2013.

At September 30, 2013, trade and other receivables were $1,525,887 versus $1,500,461 at June 30, 2013. At September 30, 2013 inventories were $1,768,522 versus $2,032,545 as of June 30, 2013. The decrease in inventories was primarily attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes.

For the three months ended September 30, 2013, cash used by operating activities amounted to $5,553, versus cash used by operating activities of $130,410 for the three months ended September 30, 2012. The decrease in the cash used by operations for the current quarter resulted primarily from the decrease in inventories and increase in accounts payable for the period.

Net cash used by investing activities amounted to $43,840 for the three months ended September 30, 2013, compared to net cash used by investing activities for the three months ended September 30, 2012 totaling $14,265.

Net cash provided by financing activities amounted to $236,596 for the three months ended September 30, 2013 compared to net cash provided by financing activities for the three months ended September 30, 2012 totaling $93,591. This increase was primarily due to the increased proceeds received from the Company’s revolving line of credit.

In summary, the $236,596 cash provided by financing activities less the $5,553 of cash used by operating activities and the $43,840 net cash used by investing activities, resulted in a net increase of $187,203 in our cash balance as of September 30, 2013.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,842,629 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, be flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment, as discussed in Notes 7 and 10.

We believe that we have sufficient working capital for our existing operations. However, we can provide no assurance that we will be able to secure additional funding for our future operations.  A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding if necessary. We may sell additional equity or borrow additional amounts to improve or preserve our liquidity or expand our existing business. We can provide no assurance that we will be able to secure the funding necessary for additional working capital needs at reasonable terms, if at all.

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

Level 1—quoted prices in active markets for identical assets and liabilities

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3—unobservable inputs

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis:

As of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,039,092	$—	$—	$1,039,092
Total	$1,039,092	$—	$—	$1,039,092

As of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,038,946	$—	$—	$1,038,946
Total	$1,038,946	$—	$—	$1,038,946

7.                                      STOCKHOLDERS’ EQUITY

(a)                                 Common Stock

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party will be responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarters ended September 30, 2013 and September 30, 2012, we generated $122,727 and $205,393, respectively in R & D revenue from Wescor, and issued 283,151and 895,061 shares, respectively under this arrangement. Also, pursuant to the 2011 Development Agreement, as of September 30, 2013 and September 30, 2012 there was $62,345 and $109,927 due from Wescor with respect to stock purchase commitments owing from Wescor for 415,633 and 732,860 shares, respectively, to be issued subsequent to September 30, 2013 and September 30, 2012, respectively. The $62,345 and $109,927 stock purchase commitments were not recorded as of September 30, 2013 or September 30, 2012.

As a result of these transactions, ELITech beneficially owned 45.2% of the Company’s outstanding shares as of September 30, 2013, and is considered a related party.

(b)                                 Employee Stock Purchase Plan

Effective January 1, 1999, the Company adopted an Employee Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. On April 26, 2008, Shareholders approved the Company’s Second Amended and Restated Employee Stock Purchase Plan. This plan is qualified under Section 423 of the Internal Revenue Code of 1986. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. A total of 600,000 common shares have been registered with the SEC for purchase under this plan.

On January 17, 2012, at our Annual Meeting of shareholders, the shareholders voted to approve The Third Amended & Restated Employee Stock Purchase Plan, effective January 1, 2012. The maximum number of shares that may be sold under the Third Amended & Restated Employee Stock Purchase Plan is 500,000 shares, which shares have been registered with the SEC. For the three months ended September 30, 2013, shares issued under the plans amounted to 14,270. For the three months ended September 30, 2012, shares issued under the plans amounted to 103,079.

(c)                                  Incentive Stock Option and Compensation Plans

Stock Options as of September 30, 2013

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2013	3,612,000	$0.19	26.2	$15,930
Granted	960,000	$0.21	80.0
Exercised	(120,000)	$0.09	62.8
Cancelled, expired or forfeited	(787,000)	$0.33	13.9
Options outstanding at September 30, 2013	3,665,000	$0.15	59.8	$188,742
Options exercisable at September 30, 2013	2,143,333	$0.13	49.6	$143,638

The total intrinsic value as of September 30, 2013 measures the difference between the market price as of September 30, 2013 and the exercise price. Options for 120,000 shares were exercised during the quarter ended September 30, 2013. No options were exercised during the quarter ended September 30, 2012. In exchange for the options exercised during the current quarter, $11,180 cash was received by the Company. We did not realize any tax deductions related to exercise of stock options during the period.

As of September 30, 2013, estimated unrecognized compensation cost from unvested stock options amounted to $178,071, which is expected to be recognized over a weighted average period of 72.8 months.

The weighted average per share fair value of stock options granted during the quarter ending September 30, 2013 was $0.20. The weighted average per share fair value of stock options granted during the quarter ending September 30, 2012 was $0.13. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Valuation Assumptions	2013	2012

Expected life	7 years	7 years
Risk-free interest rate	2.69%	2.69%
Expected volatility	137.4%	161.5%
Expected dividend yield	0%	0%

(d)                                 Redeemable Convertible Preferred Stock

On February 3, 2009, as part of a debt restructuring agreement, the Company issued 36,680 shares of its Series B Convertible Preferred Stock (“Series B”) to Truk Opportunity Fund, LLC, a Delaware company and Truk International Fund, LP, a Cayman Islands company (collectively, “Truk”). The shares had a liquidation preference of $9,170, which would have been convertible into 146,720 shares of its common stock at the rate of $0.25 per share.

The liquidation preference of the convertible preferred stock was deemed to be a redemption feature of said stock. Accordingly, over the three year period, the amount of the convertible preferred stock as shown on the Balance Sheet, was accreted, such that, at the end of the three year period, the amount equaled the amount of common stock capable of being converted by the convertible preferred stock. This accretion of the convertible preferred stock has been reflected on the Statement of Operations, as accreted dividends.

According to the Company’s Certificate of Designations of Preferences, Rights & Limitations, Series B Convertible Preferred Stock, the Company did not automatically redeem Truk’s Series B Convertible Preferred Stock as required. According to the terms of the preferred shares, automatic redemption was to occur on February 3, 2012, at the Conversion Value per share, which at the time was $0.25 multiplied by 36,680 issued and outstanding shares for a total cash redemption of $9,170. On September 20, 2013, the Company redeemed Truk’s convertible shares together with interest of $746, for a total payment to Truk amounting to $9,916.

8.                                      REVOLVING LINE OF CREDIT

Under the LSQ Revolving Credit and Security Agreement (the “LSQ Agreement”), LSQ, the lender provided a line of credit (“Line”) to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000.  The proceeds of the loans under the line of credit have been used to repay certain loans and other amounts payable by the Company.  The LSQ Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2011, and the description of material terms of the LSQ Agreement is qualified in its entirety by reference to that exhibit. Interest accrues on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line may be repaid and such repaid amounts re-borrowed until the maturity date. Unless terminated by us or accelerated by LSQ in accordance with the terms of the Loan Agreement, the Line was to terminate and all loans there under repaid on July 14, 2013. In addition, pursuant to the terms of the Loan Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the Loan Agreement or otherwise. For the quarters ended September 30, 2013 and September 30, 2012, LSQ funded a total of $2,121,139 and $1,900,509, respectively under the Line, of which $1,080 and ($14,000) were outstanding as of September 30, 2013 and September 30, 2012, respectively. Fees paid to LSQ for interest and other services for the same periods totaled $440 and $509, respectively.

On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”).

Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the “Line”) to the Company not to exceed $1,500,000.  Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum.  Interest payments are due monthly.

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

In addition, pursuant to the terms of the Loan Agreement, the Company will grant to the Bank a security interest in all of the Company’s assets to secure the repayment of the loans under the Line and to secure all other obligations of the Company to the Bank.

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

The Line will be activated when the notice period to LSQ described below has elapsed and the Bank is able to secure a first lien on the Company’s assets.

On August 28, 2013, the Company provided written notice to LSQ, that the Company desires to terminate the LSQ Agreement .  The LSQ Agreement requires 60 days’ notice by the Company to LSQ to terminate, and thus the termination became effective October 27, 2013. Any ancillary agreements and documents entered into in connection with the LSQ Agreement will terminate in connection with the termination of the LSQ Agreement. The notice states that the Company is not dissatisfied with its relationship with LSQ but desires to pursue other borrowing opportunities. The Company does not expect to incur any termination penalties as a result of the termination.

9.                                      NOTES PAYABLE

Notes payable consist of the following at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	14,048	22,239
	14,048	22,239
Current portion, net of current portion of discount	(14,048)	(22,239)
Notes payable, excluding current portion and net of long-term portion of discount	$—	$—

10.                               RELATED PARTY TRANSACTIONS

The ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah) (the “ELITech Group”) combined are considered to be a related party, beneficially owning 45.2% of the Company’s outstanding shares, and, as of September 30, 2013, was the Company’s largest customer.  For the three months ended September 30, 2013 and September 30, 2012, we generated $122,727 and $205,393, respectively in R & D revenue from Wescor. In addition, the Company’s international product sales to ELITech-UK for the three months ended September 30, 2013 and September 30, 2012 amounted to $141,853 and $251,620, respectively. Thus, in total, the ELITech Group (ELITech-UK and Wescor) represented approximately 9.2% and 16.2% of total revenues for the three months ended September 30, 2013 and September 30, 2012, respectively. Finally, the ELITech Group represented 13.7% and 23.6% of total trade accounts receivable at September 30, 2013 and June 30, 2013, respectively. At September 30, 2013 and September 30, 2012, the amount due us from the ELITech Group amounted to $208,361 and $405,148, respectively.

11.                               CONCENTRATION OF CREDIT RISK

The Company’s customers, with the exception of the ELITech Group, are principally located in the U.S.  The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require collateral for receivables. For the three months ended September 30, 2013, our largest customers, the ELITech Group, DiaDexus, Inc., and BG Medicine, Inc. accounted for 9.2%, 20.4%, and 14.5% of our total revenues, respectively, and for the three months ended September 30, 2012, those same three customers accounted for 16.2%, 10.5%, and 14.1% of our total revenues, respectively. With respect to our total accounts receivable, as of September 30, 2013, the ELITech Group accounted for 13.7% of our total accounts receivable, while DiaDexus, inc. and B.G. Medicine, Inc., each represented 21.5% and 14.0%, respectively, of total accounts receivable. As of June 30, 2013, the ELITech Group accounted for 23.6% of our total accounts receivable, while DiaDexus, Inc. and BG Medicine, Inc. each represented less than 1% of total accounts receivable.

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere herein and in the Annual Report on Form 10-K for the year ended June 30, 2013.

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

We have incurred operating losses and negative cash flow from operations for most of our history. There can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. There can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell. For more discussion about each risk factor , see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

(b)                                 General

Since our inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market 50 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes direct sales representatives internationally through an extensive distributor network, and to several significant OEM partners.

We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders if in stock.  Accordingly, we do not operate with a significant customer order backlog.

Except for the fiscal years ending June 30, 1997, 2009, and 2011, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from research and development agreements with strategic partners.

Beginning in fiscal year 1996, we began adding third-party OM licensed products to our diagnostic product line.  We expect to expand our relationships with other companies in the future to gain access to additional products.

(c)                                  Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Total revenues. The following two tables provide the reader with further insight as to the changes of the various components of our total revenues for the comparable quarters ended September 30, 2013 and September 30, 2012.

	Quarter ended September 30,		% Incr.
	2013	2012	(Decr.)
Total Revenues
Geographical Breakdown:
North America	$2,720,694	$2,445,763	11.2%
International	$156,819	$375,303	(58.2)%
Total Revenues	$2,877,513	$2,821,066	2.0%

	Quarter Ended September 30,		% Incr.
	2013	2012	(Decr.)
Total Revenues
By Category:
Phospholipid Sales*	$759,558	$786,698	(3.5)%
Coagulation Sales*	$251,967	$425,504	(40.8)%
Aspirin Works Sales	$318,525	$184,693	72.5%
Hyaluronic Acid Sales	$162,024	$277,872	(41.7)%
Autoimmune Sales	$—	$26,130	(100.0)%
Contract Manufacturing	$1,016,866	$695,618	46.2%
R & D and Grants	$248,011	$285,398	(13.1)%
Shipping, instruments and Other	$120,562	$139,153	(13.4)%
Total Revenues	$2,877,513	$2,821,066	2.0%

* Includes OEM Sales	$152,523	$271,007	(43.7)%

Cost of revenues.  Total cost of revenues, as a percentage of sales, decreased to 53.8% for the quarter ended September 30, 2013 versus 57.4% for the prior fiscal year. The primary reasons for the decrease for the quarter was the reduction in the cost of goods sold of our core products, which improved to 52.3% versus 55.4% in the previous year, along with the absolute and relative decrease in Research and Development and Grant revenue, which carry much higher cost of revenues than do our core business. The ongoing reduction in our manufacturing costs was primarily attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes.

Quarter Ended September 30, 2013

	CORE BUSINESS	R & D AND GRANT
REVENUES	$2,629,502	$248,011
DIRECTLY RELATED COST OF REVENUES	$1,375,228	$171,328
COST OF REVENUES AS % OF TOTAL REVENUES	52.3%	69.1%

Quarter Ended September 30, 2012

	CORE BUSINESS	R & D AND GRANT
REVENUES	$2,535,667	$285,399
DIRECTLY RELATED COST OF REVENUES	$1,403,507	$215,607
COST OF REVENUES AS % OF TOTAL REVENUES	55.4%	75.5%

Selling and marketing expenses.  For the quarter ended September 30, 2013, selling and marketing expenses increased $42,334 or 9.6% to $483,684 from $441,350, for the quarter ended September 30, 2012. The increase in these expenses versus the prior period resulted primarily from increases in instrument service and support, consulting expenses, advertising expense, and trade show and travel related expenses.

Research and development expenses. Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of revenues, decreased $11,499 or 3.0% to $376,393 for the quarter ended September 30, 2013, versus 387,892 for the quarter ended September 30, 2012. The $11,499 decrease resulted primarily from decreases in labor-related expenses, laboratory supplies, and travel-related expenses, as the joint product development effort with ELITech winds down.

General and administrative expenses. For the quarter ended September 30, 2013, general and administrative expenses increased $111,674, or 26.0% to $540,510 from $428,836 for the quarter ended September 30, 2012. This increase was primarily due to increases in labor-related expenses and travel-related expenses.

Interest expense. Interest expense decreased $2,603, or 40.7% to $3,797 for the quarter ended September 30, 2013, from $6,400 for the quarter ended September 30, 2012.

(d)                                 ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, and non cash expense associated with stock-based compensation (“ ADJUSTED EBITDA”) decreased $117,685 or 38.6% to $187,450 for the quarter ended September 30, 2013 compared with $305,135 for the corresponding three month period in fiscal 2013. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended September 30, 2013	3 Months ended September 30, 2012
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$84,047	$198,314

Add back:
Depreciation and amortization	62,998	74,326
Stock-based compensation expense	22,754	26,213
Interest expense, net of interest income	3,651	6,282
Income taxes	14,000	—
ADJUSTED EBITDA	$187,450	$305,135

(e)                                  Financing Agreements

On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”).

Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the “Line”) to the Company not to exceed $1,500,000.  Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum.  Interest payments are due monthly.

Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Line will terminate and all loans there under must be repaid on November 5, 2014.

The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company.

In addition, pursuant to the terms of the Loan Agreement, the Company will grant to the Bank a security interest in all of the Company’s assets to secure the repayment of the loans under the Line and to secure all other obligations of the Company to the Bank.

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

The Line will be activated when the notice period to LSQ described below has elapsed and the Bank is able to secure a first lien on the Company’s assets.

On August 28, 2013, the Company provided written notice to LSQ, that the Company desires to terminate the Revolving Credit and Security Agreement (the “LSQ Agreement”) dated July 14, 2011 between the Company and LSQ.  Under the LSQ Agreement, LSQ, the lender, provided a line of credit to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000. The proceeds of the loans under the line of credit have been used to repay certain loans and other amounts payable by the Company. The LSQ Agreement requires 60 days’ notice by the Company to LSQ to terminate, and thus the termination will be effective October 27, 2013. Any ancillary agreements and documents entered into in connection with the LSQ Agreement will terminate in connection with the termination of the LSQ Agreement.

The notice states that the Company is not dissatisfied with its relationship with LSQ but desires to pursue other borrowing opportunities.

The Company does not expect to incur any termination penalties as a result of the termination.

In accordance with the July 10, 2010 Common Stock Purchase Agreement with ELITech and Wescor, Wescor purchased $2,000,000 of the Company’s common stock in three installments or tranches, and received warrants to purchase additional shares. Pursuant to the First Tranche of the Common Stock Purchase Agreement, on July 16, 2010, Wescor invested $1,250,000 to purchase 8,333,334 shares of the Company’s common stock valued at $0.15 per share. For no additional consideration the Company issued a warrant to Wescor to purchase 4,166,667 shares at $0.15 per share. Pursuant to the Second Tranche of the Common Stock Purchase Agreement, Wescor invested $250,000 to purchase 1,666,667 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 833,333 shares at $0.15 per share. Pursuant to the Third Tranche of the Common Stock Purchase Agreement. In July 2011, Wescor invested $500,000 to purchase 3,333,334 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share.

(f)                                   Liquidity and Capital Resources

At September 30, 2013, our working capital decreased by $42,064 to $4,511,653 from $4,553,717 at June 30, 2013, and concurrently, our current ratio (current assets divided by current liabilities) decreased slightly from 5.77 to 1 at June 30, 2013 to 5.74 to 1 at September 30, 2013.

At September 30, 2013, trade and other receivables were $1,525,887 versus $1,500,461 at June 30, 2013. At September 30, 2013 inventories were $1,768,522 versus $2,032,545 as of June 30, 2013. The decrease in inventories was primarily attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes.

For the three months ended September 30, 2013, cash used by operating activities amounted to $5,553, versus cash used by operating activities of $130,410 for the three months ended September 30, 2012. The decrease in the cash used by operations for the current quarter resulted primarily from the decrease in inventories and increase in accounts payable for the period.

Net cash used by investing activities amounted to $43,840 for the three months ended September 30, 2013, compared to net cash used by investing activities for the three months ended September 30, 2012 totaling $14,265.

Net cash provided by financing activities amounted to $236,596 for the three months ended September 30, 2013 compared to net cash provided by financing activities for the three months ended September 30, 2012 totaling $93,591. This increase was primarily due to the increased proceeds received from the Company’s revolving line of credit.

In summary, the $187,203 cash provided by financing activities less the $5,553 of cash used by operating activities and the $43,840 net cash used by investing activities, resulted in a net increase of $187,203 in our cash balance as of September 30, 2013.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,842,629 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

We believe that we have sufficient working capital for our existing operations. However, we can provide no assurance that we will be able to secure additional funding for our future operations.  A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we can provide no assurance that we will be able to secure this funding if necessary. We may sell additional equity or borrow additional amounts to improve or preserve our liquidity or expand our existing business. We can provide no assurance that we will be able to secure the funding necessary for additional working capital needs at reasonable terms, if at all.

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

•                  For the period of May 1, 2013 through April 30, 2014, Base Rent is $254,720.00 per annum payable in monthly installments of $21,226.67 per month.

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

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party will be responsible for its own costs, expenses and liabilities incurred under the 2011 Development Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter ended September 30, 2013, we issued 283,151shares under this arrangement. The proceeds have been used for general working capital purposes.

Item 3.                               Defaults Upon Senior Securities

None

Item 4.                               Mine Safety Disclosure

Not applicable

Item 5.                               Other Information

None

Item 6.                               Exhibits

a.              Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

10.1

Business Loan Agreement between Corgenix Medical Corporation and Bank of the West dated August 15, 2013, filed as Exhibit 10.1 to the Company’s Form 8-K filed September 4, 2013 and incorporated herein by reference.

10.2

Promissory Note dated August 15, 2013 executed by Corgenix Medical Corporation as Borrower to Bank of the West as Lender, filed as Exhibit 10.2 to the Company’s Form 8-K filed September 4, 2013 and incorporated herein by reference.

10.3

Colloborative Development and Manufacturing Agreement dated October 22, 2013 between the Company and Health Diagnostics Laboratory, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K filed October 28, 2013 and incorporated herein by reference (filed in redacted form since confidential treatment was requested pursuant to Rule 24,-2 for certain portions thereof).

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

CORGENIX MEDICAL CORPORATION

November 14, 2013	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)