Form 10-Q
period 2013-12-31
CORGENIX MEDICAL CORP/CO
filed 2014-02-13
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of Common Stock outstanding was 51,304,713 as of February 5, 2014.

CORGENIX MEDICAL CORPORATION

December 31, 2013

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$1,954,905	$1,956,624
Accounts receivable, less allowance for doubtful accounts of $30,000 as of December 31, 2013 and June 30, 2013	1,635,764	967,881
Accounts receivable from affiliates (note 9)	305,953	298,956
Other receivables	6,988	233,624
Inventories	1,610,084	2,032,545
Prepaid expenses	18,077	17,838
Total current assets	5,531,771	5,507,468
Equipment
Capitalized software costs	357,832	357,832
Machinery and laboratory equipment	2,056,633	1,644,354
Furniture, fixtures, leaseholds & office equipment	1,759,335	1,747,199
	4,173,800	3,749,385
Accumulated depreciation and amortization	(2,968,799)	(2,853,891)
Net equipment	1,205,001	895,494
Intangible assets:
Licenses	245,289	259,718
Other assets:
Other assets	176,000	70,161
Total assets	$7,158,061	$6,732,841
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount (Note 8)	$5,679	$22,239
Current portion of capital lease obligations	110,292	85,403
Revolving line of credit (Note 7)	—	—
Accounts payable	270,526	476,839
Accrued payroll and related liabilities	224,148	220,240
Accrued liabilities-other	156,865	149,030
Total current liabilities	767,510	953,751
Capital lease obligations, less current portion	201,837	16,624
Deferred facility lease payable, excluding current portion	307,140	329,366
Total liabilities	1,276,487	1,299,741

Redeemable preferred stock, $0.001par value. No shares outstanding as of December 31, 2013; 36,680 shares issued and outstanding, aggregate redemption value of $9,170 at June 30, 2013 (Note 6)	—	11,738

Stockholders’ equity (Note 6):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 51,203,743 and 50,233,992 at December 31, 2013 and June 30, 2013, respectively	51,204	50,234
Additional paid-in capital	21,896,905	21,700,207
Accumulated deficit	(16,066,535)	(16,329,079)
Total stockholders’ equity	5,881,574	5,421,362
Total liabilities and stockholders’ equity	$7,158,061	$6,732,841

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended				Six Months Ended
	December 31, 2013		December 31, 2012		December 31, 2013	December 31, 2012

Revenues:
Product sales	$2,505,164		$2,185,191		$5,134,666	$4,720,858
Contract R & D and grant revenues	206,515		293,036		454,526	578,435
Total revenues	2,711,679		2,478,227		5,589,192	5,299,293

Cost of revenues:
Cost of goods sold	1,247,720		1,188,289		2,622,948	2,591,796
Cost of R & D and grant revenues	146,950		221,031		318,278	436,638
Total cost of revenues	1,394,670		1,409,320		2,941,226	3,028,434

Gross profit	1,317,009		1,068,907		2,647,966	2,270,859

Operating expenses:
Selling and marketing	429,634		435,128		913,318	876,478
Research and development	147,748		98,847		352,813	226,016
General and administrative	558,948		479,177		1,099,458	908,015
Total expenses	1,136,330		1,013,152		2,365,589	2,010,509
Operating income	180,679		55,755		282,377	260,350
Other income (expense):
Other income	177		112		323	230
Interest expense	(2,359)		(5,495)		(6,156)	(11,894)
Total other income (expense)	(2,182)		(5,383)		(5,833)	(11,664)
Net income before income taxes	$178,497		$50,372		$276,544	$248,686
Income taxes	—		—		14,000	—
Net income.	178,497		50,372		262,544	248,686

Accreted dividends on redeemable preferred stock	—		—		—	3,074

Net income attributable to common shareholders	$178,497		$50,372		$262,544	$245,612

Earnings per share:
Basic	$0.00	*	$0.00	*	$0.01	$0.01
Diluted	$0.00	*	$0.00	*	$0.01	$0.01
Weighted-average shares outstanding:
Basic	51,030,061		48,975,498		51,025,710	48,435,612
Diluted	54,143,287		50,755,593		54,034,232	49,541,484

See accompanying notes to consolidated financial statements.

*Less than $0.01 per share

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the six months ended December 31, 2013

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2013	50,233,992	$50,234	$21,700,207	$(16,329,079)	$5,421,362
Issuance of common stock for services	26,403	26	4,969	—	4,995
Issuance of common stock for cash	943,348	944	133,739	—	134,683
Compensation expense recorded as a result of stock options issued	—	—	55,422	—	55,422
Redemption of convertible preferred stock	—	—	2,568	—	2,568
Net income	—	—	—	262,544	262,544
Balances at December 31, 2013	51,203,743	$51,204	$21,896,905	$(16,066,535)	$5,881,574

See accompanying notes to consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income	$262,544	$248,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	129,336	149,319
Common stock issued for services	4,995	18,736
Compensation expense recorded for stock options issued	55,422	40,335
Changes in operating assets and liabilities:
Trade and other receivables, net	(674,879)	(155,742
Inventories	422,461	5,827
Prepaid expenses and other assets, net	(106,078)	(30,147
Accounts payable	(206,312)	(213,042)
Accrued payroll and related liabilities	3,908	(46,319
Accrued interest and other liabilities	(14,392)	(7,446)

Net cash provided by (used in) operating activities	(122,995)	10,207

Cash flows used in investing activities:
Additions to equipment	(162,305)	(43,477)
Net cash used in investing activities	(162,305)	(43,477)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net of financing costs	134,683	305,216
Proceeds received from revolving line of credit	3,043,708	3,750,924
Payments on revolving line of credit	(2,817,072)	(3,960,568)
Payment for redemption of convertible preferred stock	(9,170)	—
Payments on notes payable	(16,560)	(25,796)
Payments on capital lease obligations	(52,008)	(53,020)
Net cash provided by financing activities	283,581	16,756

Net decrease in cash and cash equivalents	(1,719)	(16,514)
Cash and cash equivalents at beginning of period	1,956,624	1,248,537
Cash and cash equivalents at end of period	$1,954,905	$1,232,023
Supplemental cash flow disclosures:
Cash paid for interest	$6,160	$11,918
Noncash investing and financing activities:
Redemption of convertible preferred stock	$2,568	$—
Accreted dividends on redeemable common and redeemable preferred stock	$—	$3,074
Equipment acquired under capital leases or installment financing	$262,110	$—

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

Our revenues are generated from the following:

•                  Sales of Manufactured Products—We manufacture and sell over 50 diagnostic products on a worldwide basis to hospitals, clinical testing laboratories, universities, biotechnology and pharmaceutical companies and research institutions.

•                  In North America we sell our products directly through our own sales organization and through several small independent distributors.

•                  Outside of North America, we sell our products, excluding OEM products, through the ELITech Group (“ELITech”) which now serves as our international master distributor, which in turn sells our products through its wholly owned subsidiaries in addition to numerous independent distributors.

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

•                  Our three largest customers, collectively, account for 32.6% of our total revenues.

Most of our products are used in clinical laboratories for the diagnosis and/or the monitoring of four important sectors of health care:

•                  The aspirin effect on platelets,

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three or six months ended December 31, 2013 that are of significance or potential significance to the Company.

3.                                     INVENTORIES

Inventories consist of raw materials, work in process, finished goods and laboratory instruments and parts held for sale, and are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value, when necessary. No such provision was recorded as of December 31, 2013 or June 30, 2013. Components of inventories as of December 31, 2013 and June 30, 2013 are as follows:

	December 31,	June 30,
	2013	2013
Raw materials	$520,563	$587,216
Work-in-process	341,427	602,410
Finished goods	582,038	698,683
Laboratory instrument related	166,056	144,246
	$1,610,084	$2,032,545

4.                                      EARNINGS PER SHARE

Basic earnings per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Under the treasury stock method, the diluted earnings per share denominator includes the net of new shares potentially created by unexercised in-the-money warrants and options. This method assumes that the proceeds that we receive from an in-the-money option exercise would be used to repurchase common shares in the market.

	3 Months ended December 31, 2013		3 Months ended December 31, 2012		6 Months ended December 31, 2013	6 Months ended December 31, 2012
Net earnings attributable to common shareholders	$178,497		$50,372		$262,544	$245,612
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	50,651,413		48,184,159		50,233,992	47,213,534
Weighted average common equivalent shares issued (retired) during the period	378,648		791,339		791,718	1,222,078
Weighted average common shares — basic	51,030,061		48,975,498		51,025,710	48,435,612
Dilutive potential common shares:
Stock options, warrants and shares of convertible preferred shares	3,113,226		1,780,095		3,008,522	1,105,872
Weighted average common shares and dilutive potential common shares	54,143,287		50,755,593		54,034,232	49,541,484
Net income per share — basic	$0.00	*	$0.00	*	$0.01	$0.01
Net income per share — diluted	$0.00	*	$0.00	*	$0.01	$0.01

*Less than $0.01 per share

All options and warrants were considered in the calculation of weighted average common shares and dilutive potential common shares above.  Options and warrants totaling 966,070 and 5,444,836 were not considered in the calculation of weighted average common shares and dilutive potential shares above, for the quarters ended December 31, 2013 and December 31, 2012, respectively, as their effect would be anti-dilutive. For the same reasons, options and warrants totaling 1,166,394 and 7,676,166 were not considered in the calculation of weighted average common shares and dilutive potential shares for the six month periods ended December 31, 2013 and December 31, 2012, respectively.

5.                                  FAIR VALUE MEASUREMENT

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

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis:

As of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,039,269	$—	$—	$1,039,269
Total	$1,039,269	$—	$—	$1,039,269

As of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,038,946	$—	$—	$1,038,946
Total	$1,038,946	$—	$—	$1,038,946

6.                                      STOCKHOLDERS’ EQUITY

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

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party is responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarters ended December 31, 2013 and December 31, 2012, we generated $84,420 and $150,368, respectively in R & D revenue from Wescor, and issued 540,197 and 1,139,651 shares, respectively under this arrangement. For the six months ended December 31, 2013 and December 31, 2012, we generated $207,147 and $355,761, respectively in R & D revenue from Wescor, and issued 823,348 and 2,034,712 shares, respectively under this arrangement. Also, pursuant to the 2011 Development Agreement, as of December 31, 2013 and December 31, 2012 there was $56,407 and $150,368, respectively, in accounts receivable for ELITech/Wescor-funded research and development and $37,624 and $39,276 due from Wescor with respect to stock purchase commitments owing from Wescor for 250,825 and 261,843 shares, respectively, to be issued subsequent to December 31, 2013 and December 31, 2012, respectively. The $37,624 and $39,276 stock purchase commitments were not recorded as of December 31, 2013 or December 31, 2012.

As a result of these transactions, ELITech, including warrants, beneficially owned 45.7% of the Company’s outstanding shares as of December 31, 2013, and is considered a related party.

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

On December 17, 2013, the shareholders approved the Fourth Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which had been previously approved by the Board of Directors. The maximum number of shares that may be sold under the ESPP is 500,000 shares, which shares have been registered with the SEC.The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Code and will provide eligible employees with an opportunity to purchase shares of Company common stock, $0.001 par value (the “Common Stock”) through payroll deductions. The principal provisions of the ESPP are summarized in the Company’s Proxy Statement on Schedule 14A filed on December 5, 2011. For the three months ended December 31, 2013 and December 31, 2012 shares issued under the plans amounted to 12,133 and 84,282, respectively. For the six months ended December 31, 2013 and December 31, 2012, shares issued under the plans amounted to 26,403 and 187,361, respectively. On December 17, 2013, at our Annual Meeting of shareholders, the shareholders voted to approve the Fourth Amended & Restated Employee Stock Purchase Plan, effective January 1, 2014. The maximum number of shares that may be sold under the Fourth Amended & Restated Employee Stock Purchase Plan is 500,000 shares, which shares have been registered with the SEC.

(c)                                  Incentive Stock Option Plan

Stock Options as of December 31, 2013

Our 2007 and 2011 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of December 31, 2013, and changes during the six months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2013	3,612,000	$0.19	26	$15,930
Granted	960,000	$0.21	78
Exercised	(120,000)	$0.09	63
Cancelled, expired or forfeited	(787,000)	$0.35	3
Options outstanding at December 31, 2013	3,665,000	$0.15	57	$189,475
Options exercisable at December 31, 2013	2,155,000	$0.13	47	$144,067

The total intrinsic value as of December 31, 2013 measures the difference between the market price as of December 31, 2013 and the exercise price. Options for 120,000 shares were exercised during the six months ended December 31, 2013. No options were exercised for the six months ended December 31, 2012. In exchange for the options exercised for the current six month period, $11,180 cash was received by the Company. We did not realize any tax deductions related to exercise of stock options during the period.

As of December 31, 2013, estimated unrecognized compensation cost from unvested stock options amounted to $190,929, which is expected to be recognized over a weighted average period of 58 months.

The weighted average per share fair value of stock options granted during the six months ending December 31, 2013 was $0.17. The weighted average per share fair value of stock options granted during the six months ending December 31, 2012 was $0.21. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Six Months Ended
	December 31,		December 31,
Valuation Assumptions	2013	2012	2013	2012

Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	2.69%	2.69%	2.69%	2.69%
Expected volatility	137.4%	161.5%	137.4%	161.5%
Expected dividend yield	0%	0%	0%	0%

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

7.                                      REVOLVING LINE OF CREDIT

Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the “LSQ Agreement”), LSQ, the lender provided a line of credit (“Line”) to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000.  The proceeds of the loans under the line of credit were used to repay certain loans and other amounts payable by the Company.  The LSQ Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2011, and the description of material terms of the LSQ Agreement is qualified in its entirety by reference to that exhibit. Interest accrues on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date.  In addition, pursuant to the terms of the Loan Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the Loan Agreement or otherwise. For the quarters ended December 31, 2013 and December 31, 2012, LSQ funded a total of $922,569 and $1,850,415, respectively under the Line. For the six months ended December 31, 2013 and December 31, 2012, LSQ funded a total of $3,043,708 and $3,750,924 respectively under the Line.As of December 31, 2013 and June 30, 2013, $375 and $227,281, respectively were owed us by LSQ under the line. Fees paid to LSQ for interest and other services for the quarters ended December 31, 2013 and December 31, 2012 totaled $353 and $415, respectively, and for the six months ended December 31, 2013 and December 31, 2012, were $793 and $924, respectively. On August 28, 2013, the Company provided written notice to LSQ that the Company desired to terminate the LSQ Agreement. The LSQ Agreement required 60 days notice by the Company to LSQ to terminate, and thus the termination was effective October 27, 2013. Any ancillary agreements and documents entered into in connection with the LSQ Agreement terminated in connection with the termination of the LSQ Agreement.

On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”). This Loan Agreement replaced the LSQ Agreement noted above.

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

The Line was activated on October 30, 2013. During the current quarter, the Bank did not fund anything under the Line. Consequently, there were no fees paid to the Bank for interest and other services for the same period.

8.                                      NOTES PAYABLE

Notes payable consist of the following at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	5,679	22,239
	5,679	22,239
Current portion, net of current portion of discount	(5,679)	(22,239)
Notes payable, excluding current portion and net of long-term portion of discount	$—	$—

9.                                      RELATED PARTY TRANSACTIONS

The ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah) (the “ELITech Group”) combined are considered to be a related party, beneficially owning 45.7% of the Company’s outstanding shares, and, as of December 31, 2013, was the Company’s largest customer.  For the three months ended December 31, 2013 and December 31, 2012, we generated $84,420 and $150,368, respectively in R & D revenue from Wescor. In addition, the Company’s international product sales to ELITech-UK for the three month periods ended December 31, 2013 and December 31, 2012 amounted to $224,976 and $423,637, respectively. For the six months ended December 31, 2013 and December 31, 2012, we generated $207,147 and $355,761, respectively in R & D revenue from Wescor. In addition, the Company’s international product sales to ELITech-UK for the six month periods ended December 31, 2013 and December 31, 2012 amounted to $366,832 and $675,253, respectively. In total, for the three months ended December 31, 2013 and December 31, 2012 the ELITech Group (ELITech-UK and Wescor) represented approximately 11.4% and 23.2%, respectively of total revenues . As of December 31, 2013 and December 31, 2012, the amounts due us from the ELITech Group amounted to $305,953 and $482,911, respectively, which amounts represented approximately 15.5% and 30.5%, respectively, of total trade accounts receivable .

10.                               CONCENTRATION OF CREDIT RISK

The Company’s customers, with the exception of the ELITech Group, are principally located in the U.S.  The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require collateral for receivables. For the three months ended December 31, 2013, our three largest customers, the ELITech Group, DiaDexus, Inc., and BG Medicine, Inc. accounted for 11.4%, 13.4%, and 7.8%, respectively, of our total revenues, and for the three months ended December 31, 2012, revenues from those same three customers accounted for 23.2%, 7.4%, and 8.0%, respectively of our total revenues. For the six months ended December 31, 2013, our three largest customers, the ELITech Group, DiaDexus, Inc., and BG Medicine, Inc. accounted for 10.3%, 17.0%, and 11.2%, respectively of our total revenues, and for the six months ended December 31, 2012, revenues from those same three customers accounted for 19.5%, 9.0%, and 11.3%, respectively of our total revenues. As of December 31, 2013, the ELITech Group accounted for 15.5% of our total accounts receivable, while DiaDexus, Inc. and B.G. Medicine, Inc., each represented 18.6% and 11.0%, respectively, of total accounts receivable. As of June 30, 2013, the ELITech Group accounted for 23.6% of our total accounts receivable, while DiaDexus, Inc. and BG Medicine, Inc. each represented less than 1% of total accounts receivable.

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein and in the Annual Report on Form 10-K for the year ended June 30, 2013.

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

(b)                                 General

Since our inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market over 50 products covering autoimmune disorders, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, the UK and other countries through our marketing and sales organization that includes direct sales representatives, contract sales representatives, internationally through an extensive distributor network, and to several significant OEM partners.

We manufacture products for inventory based upon expected sales demand, shipping products to customers, usually within 24 hours of receipt of orders if in stock.  Accordingly, we do not operate with a significant customer order backlog.

Except for the fiscal years ending June 30, 1997, 2009, and 2011, we have experienced revenue growth since our inception, primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of service fees from manufacturing and research and development agreements with strategic partners.

Other than our instrument related sales, we generate an insignificant amount of sales of third-party OM licensed products.

(c)                                  Results of Operations

Three months ended December 31, 2013 compared to three months ended December 31, 2012

Total revenues. Total revenues for the current quarter increased $233,452 or 9.4% versus the prior year. This increase was primarily due to a 45.5% increase in coagulation sales plus a 54.6% increase in our contract manufacturing revenue. The following two tables provide the reader with further insight as to the changes in the various components of our total revenues for the comparable quarters ended December 31, 2013 and December 31, 2012.

	Quarter ended
	December 31,		% Incr.
	2013	2012	(Decr.)
Total Revenues:
By Geographical Breakdown
North America	$2,348,791	$2,035,654	15.4%
International	$362,888	$442,573	(18.0)%
Total Revenues	$2,711,679	$2,478,227	9.4%

	Quarter Ended
	December 31,		% Incr.
	2013	2012	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$726,840	$829,937	(12.4)%
Coagulation Sales*	$391,755	$269,248	45.5%
Aspirin Works Sales	$296,868	$306,327	(3.1)%
Hyaluronic Acid Sales	$200,526	$200,398.1%
Autoimmune Sales	$—	$33,430	(100.0)%
Contract Manufacturing	$613,794	$397,100	54.6%
R & D Contract	$206,516	$293,036	(29.5)%
Shipping and Other	$275,380	$148,751	85.1%
Total Revenues	$2,711,679	$2,478,227	9.4%

*	Includes OEM Sales	$263,437	$185,493	42.0%

Cost of revenues.  Total cost of revenues, as a percentage of sales, decreased to 51.4% for the quarter ended December 31, 2013 versus 56.9% for the quarter ended December 31, 2012. The primary reasons for the decrease for the quarter was the reduction in the cost of goods sold of our core products, which improved to 49.8% versus 54.4% in the previous year, attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes.

Quarter Ended December 31, 2013

	CORE BUSINESS	R & D AND GRANT
REVENUES	$2,505,164	$206,516
DIRECTLY RELATED COST OF REVENUES	$1,247,720	$146,950
COST OF REVENUES AS % OF TOTAL REVENUES	49.8%	71.2%

Quarter Ended December 31, 2012

	CORE BUSINESS	R & D AND GRANT
REVENUES	$2,185,191	$293,036
DIRECTLY RELATED COST OF REVENUES	$1,188,289	$221,031
COST OF REVENUES AS % OF TOTAL REVENUES	54.4%	75.4%

Selling and marketing expenses.  For the quarter ended December 31, 2013, selling and marketing expenses decreased $5,494 or 1.3% to $429,634 from $435,128 for the quarter ended December 31, 2012. The $5,494 decrease resulted primarily from decreases of $37,248 in labor-related expenses, partially offset by a net increase of $31,754 in other selling and marketing expenses.

Research and development expenses. Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of revenues, decreased $25,180 or 7.9% to $294,698 for the quarter ended December 31, 2013, from $319,878 for the quarter ended December 31, 2012. The $25,180 decrease resulted primarily from decreases of $15,811 in labor-related expenses, and a net decrease of $9,369 in other research and development expenses.

General and administrative expenses. For the quarter ended December 31, 2013, general and administrative expenses increased $79,771 or 16.7% to $558,948 from $479,177 for the quarter ended December 31, 2012. This increase was primarily a result of a $81,661 increase in labor and board of director-related expenses, partially offset by a net decrease of $1,890 in other general and administrative expenses.

Interest expense. Interest expense decreased $3,136, or 57.1% to $2,359 for the quarter ended December 31, 2013, from $5,495 for the quarter ended December 31, 2012. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period.

Six months ended December 31, 2013 compared to six months ended December 31, 2012

Total revenues. The following two tables provide the reader with further insight as to the changes in the various components of our total revenues for the comparable six month periods ended December 31, 2013 and December 31, 2012. Total revenues for the current six month period increased $289,899 or 5.5% versus the prior year. This increase was primarily due to a 25.3% increase in Aspirin Works sales plus a 49.2% increase in our contract manufacturing revenue.

	Six months ended
	December 31,		% Incr.
	2013	2012	(Decr.)
Total Revenues:
By Geographical Breakdown
North America	$5,069,486	$4,481,417	13.1%
International	$519,706	$817,876	(36.5)%
Total Revenues	$5,589,192	$5,299,293	5.5%

	Six months Ended
	December 31,		% Incr.
	2013	2012	(Decr.)
Total Revenues:
By Category
Phospholipid Sales*	$1,486,398	$1,616,635	(8.1)%
Coagulation Sales*	$643,722	$694,753	(7.4)%
Aspirin Works Sales	$615,393	$491,020	25.3%
Hyaluronic Acid Sales	$362,550	$478,270	(24.2)%
Autoimmune Sales	$—	$59,560	(100.0)%
Contract Manufacturing	$1,630,660	$1,092,718	49.2%
R & D Contract	$454,527	$578,435	(21.4)%
Shipping and Other	$395,942	$287,902	37.5%
Total Revenues	$5,589,192	$5,299,293	5.5%

*Includes OEM Sales	$415,960	$456,499	(8.9)%

Cost of revenues.  Cost of revenues.  Total cost of revenues, as a percentage of sales, decreased to 52.6% for the six months ended December 31, 2013 versus 57.1% for the six months ended December 31, 2012. The primary reasons for the decrease was the reduction in the cost of goods sold of our core products, which improved to 51.1% versus 54.9% in the previous year, attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes.

Six Months Ended December 31, 2013

	CORE BUSINESS	R & D AND GRANT
REVENUES	$5,134,666	$454,527
DIRECTLY RELATED COST OF REVENUES	$2,622,948	$318,278
COST OF REVENUES AS % OF TOTAL REVENUES	51.1%	70.0%

Six Months Ended December 31, 2012

	CORE BUSINESS	R & D AND GRANT
REVENUES	$4,720,858	$578,435
DIRECTLY RELATED COST OF REVENUES	$2,591,796	$436,638
COST OF REVENUES AS % OF TOTAL REVENUES	54.9%	75.5%

Selling and marketing expenses.  For the six months ended December 31, 2013, selling and marketing expenses increased $36,840 or 4.2% to $913,318 from $876,478 for the six months ended December 31, 2012. The $36,840 increase resulted primarily from increases of $69,495 in outside services, $22,265 in trade show and travel related expenses, and $17,887 in advertising expenses, partially offset by a net decrease of $72,807 in other selling and marketing expenses, most notably being labor-related expenses.

Research and development Expenses. Gross Research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $8,437 or 1.3% to $671,091 for the six months ended December 31, 2013, from $662,654 for the six months ended December 31, 2012. The $8,437 increase resulted primarily from increases of $21,069 in laboratory supplies and $28,384 in development project expenses, partially offset by a net decrease of $41,016 in other research and development expenses.

General and administrative expenses. For the six months ended December 31, 2013, general and administrative expenses increased $191,443 or 21.1% to $1,099,458 from $908,015 for the six months ended December 31, 2012. The $191,442 increase resulted primarily from increases of $150,788 in labor and board of directors-related expenses, $21,862 in outside services, and a net increase of $18,792 in other general and administrative expenses.

Interest expense. Interest expense decreased $5,738, or 48.2% to $6,156 for the six months ended December 31, 2013, from $11,894 for the six months ended December 31, 2012. This substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period.

(d)                                 ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $121,074 or 74.0% to $284,680 for the quarter ended December 31, 2013 compared with $163,606 for the corresponding three month period in fiscal 2012. For the six month period ended December 31, 2013, adjusted EBITDA increased $3,391, or less than 1% to $472,131 compared with $468,740 for the corresponding six month period in fiscal 2012. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended December 31, 2013	3 Months ended December 31, 2012	6 Months ended December 31, 2013	6 Months ended December 31, 2012
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$178,497	$50,372	$262,544	$248,686

Add back:
Depreciation and amortization	66,338	74,993	129,336	149,319
Stock-based compensation expense	37,663	32,858	60,417	59,071
Interest expense, net of interest income	2,182	5,383	5,833	11,664
Income taxes	—	—	14,000	—
Adjusted EBITDA	$284,680	$163,606	$472,130	$468,740

(e)                                  Financing Agreements

Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the “LSQ Agreement”), LSQ, the lender provided a line of credit (“Line”) to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000.  The proceeds of the loans under the line of credit were used to repay certain loans and other amounts payable by the Company.  The LSQ Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2011, and the description of material terms of the LSQ Agreement is qualified in its entirety by reference to that exhibit. Interest accrues on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date.  In addition, pursuant to the terms of the Loan Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the Loan Agreement or otherwise. For the quarters ended December 31, 2013 and December 31, 2012, LSQ funded a total of $922,569 and $1,850,415, respectively under the Line. For the six months ended December 31, 2013 and December 31, 2012, LSQ funded a total of $3,043,708 and $3,750,924 respectively under the Line.As of December 31, 2013 and June 30, 2013, $375 and $227,281, respectively were owed us by LSQ under the line. Fees paid to LSQ for interest and other services for the quarters ended December 31, 2013 and December 31, 2012 totaled $353 and $415, respectively, and for the six months ended December 31, 2013 and December 31, 2012, were $793 and $924, respectively. On August 28, 2013, the Company provided written notice to LSQ that the Company desired to terminate the LSQ Agreement. The LSQ Agreement required 60 days notice by the Company to LSQ to terminate, and thus the termination was effective October 27, 2013. Any ancillary agreements and documents entered into in connection with the LSQ Agreement terminated in connection with the termination of the LSQ Agreement.

On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”). This Loan Agreement replaced the LSQ Agreement noted above.

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

The Line was activated on October 30, 2013. During the current quarter, the Bank did not fund anything under the Line. Consequently, there were no fees paid to the Bank for interest and other services for the same period.

(f)                                   Liquidity and Capital Resources

At December 31, 2013, our working capital increased by $210,544 to $4,764,261 from $4,553,717 at June 30, 2013, and concurrently, our current ratio (current assets divided by current liabilities) increased from 5.77 to 1 at June 30, 2013 to 7.2 to 1 at December 31, 2013. This significant increase in working capital is primarily attributable to the net income for the period in addition to the cash provided by the issuance of common stock.

At December 31, 2013, trade and other receivables were $1,948,705 versus $1,500,461 at June 30, 2013. At December 31, 2013, inventories were $1,610,084 versus $2,032,545 at June 30, 2013. Accounts payable, accrued payroll and other accrued expenses decreased by a combined $194,570 to $651,539 from $846,109 at June 30, 2013.

For the six months ended December 31, 2013, cash used by operating activities amounted to $122,995, versus cash provided by operating activities of $10,207 for the six months ended December 31, 2012. The decrease in the cash provided by operations for the current six month period resulted primarily from the increases in accounts receivable and decreases in accounts payable and accrued liabilities, which more than offset the increase in the net income realized for the current period and the substantial reduction in inventories.

Net cash used by investing activities was $162,305 for the six months ended December 31, 2013, compared to net cash used by investing activities for the six months ended December 31, 2012 totaling $43,477. This increase was primarily due to increased purchases of manufacturing equipment for the current period.

Net cash provided by financing activities amounted to $283,581 for the six months ended December 31, 2013 compared to net cash provided by financing activities for the six months ended December 31, 2012 totaling $16,756. This increase was primarily due to the significantly lower borrowings for the current period.

In summary, the $283,581 of cash provided by financing activities was more than offset by the net cash used in operating and investing activities, resulting in a slight net decrease in cash of $1,719 for the current six month period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,664,132 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

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

•                  For the period of May 1, 2012 through April 30, 2013, Base Rent was $299,840.00 per annum payable in monthly installments of $24,986.67 per month.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter and six months ended December 31, 2013, we issued 540,197 and 823,348 shares respectively, under this arrangement. For the quarter and six months ended December 31, 2012, we issued 1,139,651 and 2,034,712 shares respectively. The proceeds have been used for general working capital purposes.

Item 3.                               Defaults Upon Senior Securities

None

Item 4.                               Mine Safety Disclosures

Not applicable

Item 5.                               Other Information

None

Item 6.                               Exhibits

a.              Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

10.1

Collaborative Development and Manufacturing Agreement dated October 22, 2013 between the Company and Health Diagnostics Laboratory, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K filed October 28, 2013 and incorporated herein by reference (filed in redacted form since confidential treatment was requested pursuant to Rule 24,-2 for certain portions thereof).

10.2	Fourth Amended and Restated Employee Stock Purchase Plan, filed with the Company’s Schedule 14A on November 5, 2013 as Appendix A, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Furnished electronically with this report.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

February 13, 2014	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)