Form 10-Q
period 2014-03-31
CORGENIX MEDICAL CORP/CO
filed 2014-05-15
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock outstanding was 52,098,517 as of May 7, 2014.

CORGENIX MEDICAL CORPORATION

March 31, 2014

PART I

Item 1. Consolidated Financial Statements

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$2,728,184	$1,956,624
Accounts receivable, less allowance for doubtful accounts of $30,000 as of March 31, 2014 and June 30, 2013	1,185,873	967,881
Accounts receivable from affiliates (note 8)	288,790	298,956
Other receivables	3,157	233,624
Inventories	1,857,579	2,032,545
Prepaid expenses	121,744	17,838
Total current assets	6,185,327	5,507,468
Equipment
Capitalized software costs	357,832	357,832
Machinery and laboratory equipment	2,091,502	1,644,354
Furniture, fixtures, leaseholds & office equipment	1,771,139	1,747,199
	4,220,473	3,749,385
Accumulated depreciation and amortization	(3,041,478)	(2,853,891)
Net equipment	1,178,995	895,494
Intangible assets:
Licenses	238,075	259,718
Other assets	82,236	70,161
Total assets	$7,684,633	$6,732,841
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable, net of discount	$—	$22,239
Current portion of capital lease obligations	95,899	85,403
Accounts payable	702,318	476,839
Accrued payroll and related liabilities	211,895	220,240
Accrued liabilities-other	162,191	149,030
Total current liabilities	1,172,303	953,751
Capital lease obligations, less current portion	184,969	16,624
Deferred facility lease payable, excluding current portion	296,027	329,366
Total liabilities	1,653,299	1,299,741

Redeemable preferred stock, $0.001par value. No shares outstanding as of March 31, 2014; 36,680 shares issued and outstanding, aggregate redemption value of $9,170 at June 30, 2013 (Note 6)	—	11,738

Stockholders’ equity (Note 6):
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 51,979,030 and 50,233,992 at March 31, 2014 and June 30, 2013, respectively	51,979	50,234
Additional paid-in capital	21,985,406	21,700,207
Accumulated deficit	(16,006,051)	(16,329,079)
Total stockholders’ equity	6,031,334	5,421,362
Total liabilities and stockholders’ equity	$7,684,633	$6,732,841

See accompanying notes to condensed consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended				Nine months ended
	March 31, 2014		March 31, 2013		March 31, 2014	March 31, 2013

Revenues:
Product sales	$1,923,948		$2,301,580		$7,058,614	$7,022,438
Contract R & D and grant revenues	526,637		193,975		981,164	772,409

Total revenues	2,450,585		2,495,555		8,039,778	7,794,847
Cost of revenues:
Cost of goods sold	920,063		1,162,324		3,543,011	3,754,119
Cost of R & D and grant revenues	402,044		160,102		720,323	596,740

Total cost of revenues	1,322,107		1,322,426		4,263,334	4,350,859

Gross profit	1,128,478		1,173,129		3,776,444	3,443,988
Operating expenses:
Selling and marketing	414,549		399,257		1,327,867	1,275,736
Research and development	37,770		173,250		390,583	399,266
General and administrative	610,289		533,603		1,709,746	1,441,617
Total expenses	1,062,608		1,106,110		3,428,196	3,116,619

Operating income	65,870		67,019		348,248	327,369
Other income (expense):
Other income	133		86		456	316
Interest expense	(5,520)		(5,047)		(11,676)	(16,941)
Total other income (expense)	(5,387)		(4,961)		(11,220)	(16,625)
Net income before income taxes	60,483		62,058		337,028	310,744
Income taxes	—		—		14,000	—
Net income	60,483		62,058		323,028	310,744

Accreted dividends on redeemable preferred stock	—		—		—	3,074

Net income attributable to common shareholders	$60,483		$62,058		$323,028	$307,670

Earnings per share:
Basic	$0.00	*	$0.00	*	$0.01	$0.01
Diluted	$0.00	*	$0.00	*	$0.01	$0.01
Weighted-average shares outstanding:
Basic	51,437,816		49,626,185		51,348,476	48,826,676
Diluted	56,105,492		51,916,925		54,678,727	50,154,285

See accompanying notes to condensed consolidated financial statements.

*Less than $0.01 per share

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the nine months ended March 31, 2014

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2013	50,233,992	$50,234	$21,700,207	$(16,329,079)	$5,421,362
Issuance of common stock for services	28,248	28	5,336	—	5,364
Issuance of common stock for cash	1,307,140	1,307	187,945	—	189,252
Compensation expense recorded as a result of stock options issued	—	—	89,760	—	89,760
Redemption of convertible preferred stock	—	—	2,568	—	2,568
Exercise of warrants	409,650	410	(410)	—	—
Net income	—	—	—	323,028	323,028
Balances at March 31, 2014	51,979,030	$51,979	$21,985,406	$(16,006,051)	$6,031,334

See accompanying notes to condensed consolidated financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$323,028	$310,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,230	225,459
Common stock issued for services	5,364	23,297
Compensation expense recorded for stock options issued	89,760	58,265
Changes in operating assets and liabilities:
Trade and other receivables, net	(204,370)	(36,116)
Inventories	174,966	(14,410)
Prepaid expenses and other assets, net	(115,981)	(10,410)
Accounts payable	225,478	(61,652)
Accrued payroll and related liabilities	(8,345)	(53,850)
Accrued interest and other liabilities	(20,178)	(19,425)

Net cash provided by operating activities	678,952	421,902

Cash flows used in investing activities:
Additions to equipment	(208,978)	(59,238)
Net cash used in investing activities	(208,978)	(59,238)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	189,252	360,539
Proceeds received from revolving line of credit	3,081,535	5,826,529
Payments on revolving line of credit	(2,854,524)	(5,807,110)
Payment for redemption of convertible preferred stock	(9,170)	—
Payments on notes payable	(22,239)	(33,643)
Payments on capital lease obligations	(83,268)	(80,478)
Net cash provided by financing activities	301,586	265,837

Net increase in cash and cash equivalents	771,560	628,501
Cash and cash equivalents at beginning of period	1,956,624	1,248,537
Cash and cash equivalents at end of period	$2,728,184	$1,877,038
Supplemental cash flow disclosures:
Cash paid for interest	$10,984	$16,800
Noncash investing and financing activities:
Redemption of convertible preferred stock	$2,568	$—
Accreted dividends on redeemable common and redeemable preferred stock	$—	$3,074
Equipment acquired under capital leases	$262,110	$—

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

•                  Outside of North America, we sell our products, excluding OEM products,through  the ELITech Group (“ELITech”) which now serves as our international master distributor, which in turn sells our products through its wholly owned subsidiaries in addition to numerous independent distributors.

•                  Sales of OEM Products—We private label some of our IVD products for other diagnostic companies which they then resell worldwide through their own distribution networks. Our most important OEM customers include Bio-Rad Laboratories, Inc., Helena Laboratories and Diagnostic Grifols, S.A.

•                  Sales of OM Products—On a very limited basis, we purchase products from other healthcare manufacturers which we then resell. These products include other IVD products, instruments, instrument systems and various reagents and supplies, and are primarily used to support the sale of our own manufactured products.

•                  Contract Manufacturing Agreements—We contract manufacture products for certain other diagnostic and life science companies. Our most significant Contract Manufacturing customers are BG Medicine and DiaDexus.

•                  Contract R&D Agreements—We provide contract product development services to strategic partners and alliances. Our most significant Contract R &D customers include ELITech, Tulane University (“Tulane”) and the National Institutes of Health (“NIH”).

•                  Other Revenues—This segment includes shipping revenue and other miscellaneous product sales.

•                  Our three largest ongoing customers, collectively, accounted for 34.0% of our total revenues for the quarter.

Most of our products are used in clinical laboratories for the diagnosis and/or the monitoring of three important sectors of health care:

•                  The aspirin effect on platelets,

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

We develop and manufacture products in several commonly utilized testing formats:

•                  Microplate Enzyme Linked ImmunoSorbent Assay (“ELISA”)—This, our most commonly utilized format, is a clinical testing methodology commonly used worldwide. It is a format which must be run in laboratory conditions by trained technicians, and utilizes standard microplate reading instruments. Testing is performed on a standard 96-well plastic microplate and provides quantitative results.

•                  Lateral Flow Immunoassay (“LFI”)—This is a rapid testing format which utilizes small strip configuration. Patient samples are applied to the end of a strip and allowed to migrate along the strip with a positive or negative indicator. Results are typically obtained in a matter of minutes and can be performed in all settings including field testing.

•                  Immunoturbidimetry (“IT”)—IT products are configured similar to ELISA Microplate products except that instead of coating microwell plates, this technology coats microbeads or microparticles. The assay configuration is more “automatable” than microplates, and are designed to be run on clinical chemistry analyzers in clinical testing laboratories by trained personnel. We use the IT format as part of our development and manufacturing agreements with ELITech.

Since 1990, our sales representatives and distribution partners have sold over 88 million tests worldwide under the REAADS and Corgenix labels, as well as OEM products. An integral part of our strategy is to work with corporate partners to develop market opportunities and access important resources including expanding our Contract Manufacturing and Contract R&D programs. We believe that our relationships with current and potential partners will enable us to enhance our menu of diagnostic products and accelerate our ability to penetrate the worldwide markets for new products.

We currently use both the REAADS and Corgenix trademarks and trade names in the sale of the products which we manufacture. These products constitute the majority of our product sales.

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

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented, reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on September 30, 2013.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months or nine months ended March 31, 2014 that are of significance or potential significance to the Company.

3.                                      INVENTORIES

Inventories consist of raw materials, work in process, finished goods and laboratory instruments and parts held for sale, and are recorded at the lower of average cost or market, using the first-in, first-out method. If necessary, a provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value. No such provision was recorded as of March 31, 2014 or June 30, 2013. Components of inventories as of March 31, 2014 and June 30, 2013 are as follows:

	March 31,	June 30,
	2014	2013
Raw materials	$599,958	$587,216
Work-in-process	343,072	602,400
Finished goods	750,394	698,683
Laboratory instrument related	164,155	144,246
	$1,857,579	$2,032,545

4.                                      EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the applicable period, increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Under the treasury stock method, the diluted earnings per share denominator includes the net of new shares potentially created by unexercised in-the-money warrants and options. This method assumes that the proceeds that we receive from an in-the-money option exercise would be used to repurchase common shares in the market.

	3 Months ended March 31, 2014		3 Months ended March 31, 2013		9 Months ended March 31, 2014	9 Months ended March 31, 2013
Net earnings attributable to common shareholders	$60,483		$62,058		$323,028	$307,670
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	51,203,743		49,408,092		50,233,992	47,213,534
Weighted average common equivalent shares issued (retired) during the period	234,073		218,093		1,114,484	1,613,142
Weighted average common shares — basic	51,437,816		49,626,185		51,348,476	48,826,676
Dilutive potential common shares:
Stock options and warrants	4,667,676		2,290,740		3,330,251	1,327,609
Weighted average common shares and dilutive potential common shares	56,105,492		51,916,925		54,678,727	50,154,285
Net income per share — basic	$0.00	*	$0.00	*	$0.01	$0.01
Net income per share — diluted	$0.00	*	$0.00	*	$0.01	$0.01

*Less than $0.01 per share

All options and warrants were considered in the calculation of weighted average common shares and dilutive potential common shares above.  In performing these calculations, options and warrants totaling 480,000 and 11,265,000 were excluded from the calculation of weighted average common shares and dilutive potential shares above, for the quarters ended March 31, 2014 and March 31, 2013, respectively, as the effect of including them would be anti-dilutive. For the same reason, options and warrants totaling 11,210,000 and 11,295,000 were excluded from the calculation of weighted average common shares and dilutive potential shares for the nine month periods ended March 31, 2014 and March 31, 2013, respectively.

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

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis:

As of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,039,402	$—	$—	$1,039,402
Total	$1,039,402	$—	$—	$1,039,402

As of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,038,946	$—	$—	$1,038,946
Total	$1,038,946	$—	$—	$1,038,946

6.                                      STOCKHOLDERS’ EQUITY

(a)                                 Common Stock

On September 16, 2011, Wescor invested an additional $500,000 pursuant to the Third Tranche under the Common Stock Purchase Agreement between the two companies and was issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee formed by the two companies and established under the Joint Product Development Agreement determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement.

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party is responsible for its own costs, expenses and liabilities incurred under the Agreement. However, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarters ended March 31, 2014 and March 31, 2013, we generated $154,273 and $101,405, respectively in R & D revenue from Wescor, and issued 363,792 and 368,815 shares, respectively under this arrangement. For the nine months ended March 31, 2014 and March 31, 2013, we generated $361,421 and $457,165, respectively in R & D revenue from Wescor, and issued 1,187,140 and 2,403,527 shares, respectively under this arrangement. Also, pursuant to the 2011 Development Agreement, as of March 31, 2014 and March 31, 2013 there was $128,868 and $77,348, respectively, in accounts receivable for ELITech/Wescor-funded research and development and $85,955 and $51,591 due from Wescor with respect to stock purchase commitments owing from Wescor for 573,036 and 343,941 shares, respectively, to be issued subsequent to March 31, 2014 and March 31, 2013, respectively. The $85,955 and $51,591 stock purchase commitments were not recorded as of March 31, 2014 or March 31, 2013.

As a result of ELITech’s earlier investment and these transactions, ELITech, including warrants issued to them, beneficially owned 45.7% of the Company’s outstanding shares as of March 31, 2014, and, thus is considered a related party.

(b)                                 Employee Stock Purchase Plan

Effective January 1, 1999, the Company first adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. The ESPP, and all future amended & restated versions, are intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986,as amended. A total of 500,000 common shares were registered with the SEC for purchase under the ESPP.

On April 26, 2008, the stockholders approved the Company’s Second Amended and Restated Employee Stock Purchase Plan the “ Second ESPP”). A total of 600,000 common shares were registered with the SEC for purchase under the Second ESPP.

On January 17, 2012, the stockholders voted to approve the Third Amended & Restated Employee Stock Purchase Plan (the “Third ESPP”), effective January 1, 2012. A total of 500,000 common shares were registered for purchase with the SEC under the Third ESPP.

On December 17, 2013, the stockholders approved the Fourth Amended and Restated Employee Stock Purchase Plan        (the “Fourth ESPP”). A total of 500,000 common shares were registered for purchase with the SEC under the Fourth ESPP.  For the three months ended March 31, 2014 and March 31, 2013, shares issued under the Third and Fourth ESPPs amounted to 1,185 and 35,086, respectively. For the nine months ended March 31, 2014 and March 31, 2013, shares issued under the Third and Fourth ESPPs amounted to 22,248 and 222,447, respectively.

(c)                                  Incentive Stock Option Plan

Stock Options as of March 31, 2014

Our 2007 and 2011 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of March 31, 2014, and changes during the nine months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2013	3,612,000	$0.19	26	$15,930
Granted	965,000	$0.21	75
Exercised	(120,000)	$0.09	63
Cancelled, expired or forfeited	(792,000)	$0.35	3
Options outstanding at March 31, 2014	3,665,000	$0.15	54	$592,505
Options exercisable at March 31, 2014	2,168,333	$0.13	44	$384,117

The aggregate intrinsic value as of March 31, 2014 measures the difference between the market price as of March 31, 2014 ($0.31) and the exercise price of the respective options. Options for 120,000 shares were exercised during the nine months ended March 31, 2014. No options were exercised for the nine months ended March 31, 2013. In exchange for the options exercised for the current nine month period, cash in the amount of $11,180 was received by the Company. We did not realize any tax deductions related to the exercise of stock options during the period.

As of March 31, 2014, the estimated unrecognized compensation cost of unvested stock options amounted to $157,110, which is expected to be recognized over a weighted average period of 56 months.

The weighted average per share fair value of stock options granted during the nine months ending March 31, 2014 was $0.21. The weighted average per share fair value of stock options granted during the nine months ending March 31, 2013 was $0.12. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarters Ended		Nine months ended
	March 31,		March 31,
Valuation Assumptions	2014	2013	2014	2013

Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	2.69%	2.69%	2.69%	2.69%
Expected volatility	137.4%	161.5%	137.4%	161.5%
Expected dividend yield	0%	0%	0%	0%

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

The liquidation preference of the convertible preferred stock was deemed to be a redemption feature of said stock. Accordingly, over the three year period, the amount of the convertible preferred stock as shown on the Balance Sheet was accreted, such that, at the end of the three year period, the amount equaled the amount of common stock capable of being converted by the convertible preferred stock. This accretion of the convertible preferred stock has been reflected on the Statement of Operations, as accreted dividends.

According to the Company’s Certificate of Designations of Preferences, Rights & Limitations, Series B Convertible Preferred Stock, the Company did not automatically redeem Truk’s Series B Convertible Preferred Stock as required. According to the terms of the preferred shares, automatic redemption was originally to occur on February 3, 2012, at the Conversion Value per share, which at the time was $0.25 multiplied by 36,680 issued and outstanding shares for total cash redemption of $9,170. On September 20, 2013, the Company redeemed Truk’s convertible shares together with interest of $746, for a total payment to Truk amounting to $9,916.

7.                                      REVOLVING LINE OF CREDIT

Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the “LSQ Agreement”), LSQ, the lender provided a line of credit (“Line”) to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000.  The proceeds of the loans under the Line were used to repay certain loans and other amounts payable by the Company.  The LSQ Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2011, and the description of material terms of the LSQ Agreement is qualified in its entirety by reference to that exhibit. Interest accrues on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date.  In addition, pursuant to the terms of the LSQ Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the LSQ Agreement or otherwise. For the quarters ended March 31, 2014 and March 31, 2013, LSQ funded a total of $37,827 and $2,075,605, respectively, under the Line. For the nine months ended March 31, 2014 and March 31, 2013, LSQ funded a total of $3,081,535 and $5,826,529 respectively, under the Line. As of March 31, 2014 we did not owe anything to LSQ under the Line. As of June 30, 2013, $227,011 was owed to us by LSQ under the Line. Fees paid to LSQ for interest and other services for the quarters ended March 31, 2014 and March 31, 2013 totaled $140 and $605, respectively, and for the nine months ended March 31, 2014 and March 31, 2013, they were $832 and $1,529, respectively. On August 28, 2013, the Company provided written notice to LSQ that the Company desired to terminate the LSQ Agreement. The LSQ Agreement required 60 days notice by the Company to LSQ to terminate, and thus the termination was effective October 27, 2013. All ancillary agreements and documents entered into in connection with the LSQ Agreement terminated in connection with the termination of the LSQ Agreement.

On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”). This Loan Agreement replaced the LSQ Agreement noted above.

Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the “Revolver”) to the Company not to exceed $1,500,000.  Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum.  Interest payments are due monthly.

Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Revolver will terminate and all loans there under must be repaid on November 5, 2014.

The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company.

In addition, pursuant to the terms of the Loan Agreement, the Company granted to the Bank a security interest in all of the Company’s assets to secure the repayment of the loans under the Revolver and to secure all other obligations of the Company to the Bank.

The Company will use any money it receives under the Loan Agreement for general short term working capital purposes.

The Revolver was activated on October 30, 2013. During the current quarter and nine months ended March 31, 2014, the Company did not request any funding from the Bank under the Revolver. Consequently, there were no fees paid to the Bank for interest or other services for the same periods. The Loan Agreement and the accompanying Promissory Note  were filed as Exhibits 10.1 and 10.2, respectively, to the current Report on Form 8-K filed on September 4, 2013, and the description of material terms of such documents herein are qualified in their entirety by reference to such Exhibits.

8.                                      RELATED PARTY TRANSACTIONS

The ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah) (the “ELITech Group”) combined, are considered to be a related party, beneficially owning 45.7% of the Company’s outstanding shares, and, as of March 31, 2014, was the Company’s largest customer.  For the three months ended March 31, 2014 and March 31, 2013, we generated $154,273 and $101,405, respectively, in R & D revenue from Wescor. In addition, the Company’s international product sales to ELITech-UK for the three month periods ended March 31, 2014 and March 31, 2013 amounted to $209,153 and $251,559, respectively. For the nine months ended March 31, 2014 and March 31, 2013, we generated $361,421 and $457,165, respectively, in R & D revenue from Wescor. In addition, the Company’s international product sales to ELITech-UK for the nine month periods ended March 31, 2014 and March 31, 2013 amounted to $575,985 and $926,816, respectively. In total, for the three months ended March 31, 2014 and March 31, 2013 the ELITech Group (ELITech-UK and Wescor) represented approximately 14.8% and 14.1%, respectively, of total revenues. As of March 31, 2014 and March 31, 2013, the amounts due us from the ELITech Group amounted to $288,790 and $280,823, respectively, which represented approximately 19.6% and 19.2%, respectively, of total trade accounts receivable.

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein and in the Annual Report on Form 10-K for the year ended June 30, 2013.

(a)                                 Forward-Looking Statements

This 10-Q includes statements that are not purely historical and are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  All statements other than historical fact contained in this 10-Q, including, without limitation, statements regarding future capital guidance, acquisition strategies, strategic partnership expectations, technological developments,  the availability of necessary components, research and development programs and distribution plans, are forward-looking statements.  All forward-looking statements included in this 10-Q are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements.  Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.

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

(b)                                 General

Since our inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market over 50 products covering aspirin effect on platelets,  vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, and other North American countries through our marketing and sales organization that includes direct sales representatives, contract sales representatives, internationally through our Master Distributor (ELITech), and to several significant OEM partners.

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

In March 2014, we announced that we are exploring strategic alternatives, including possible joint ventures, strategic partnerships or alliances, a sale of the Company, or other possible transactions.

(c)                                  Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Total revenues. Total revenues for the current quarter decreased $44,970 or 1.8% versus the prior year. This increase was primarily due to a 10.8% decrease in our international sales and a 14.6% decrease in our domestic Hyaluronic Acid sales. The following two tables provide the reader with further insight as to the changes in the various components of our total revenues for the comparable quarters ended March 31, 2014 and March 31, 2013.

	Quarter ended
	March 31,		% Incr.
	2014	2013	(Decr.)
Total Revenues
By Geographical Breakdown:
North America	$2,241,432	$2,261,119	(0.9)%
International	$209,153	$234,436	(10.8)%
Total Revenues	$2,450,585	$2,495,555	(1.8)%

	Quarter Ended
	March 31,		% Incr.
	2014	2013	(Decr.)
Total Revenues
By Category:
Phospholipid Sales	$789,483	$646,329	22.2%
Coagulation Sales	$250,026	$263,665	(5.2)%
Aspirin Works Sales	$263,468	$218,002	20.9%
Hyaluronic Acid Sales	$181,622	$212,650	(14.6)%
OEM Sales	$133,545	$125,770	6.2%
Contract Manufacturing	$188,958	$618,634	(69.5)%
R & D and Grant	$526,637	$193,975	171.5%
Shipping and Other	$116,846	$216,530	(46.0)%
Total Revenues	$2,450,585	$2,495,555	(1.8)%

Cost of revenues.  Total cost of revenues, as a percentage of total revenues, increased to 54.0% for the quarter ended March 31, 2014 versus 53.0% for the quarter ended March 31, 2013. The primary reason for the increase for the quarter was due to the increased contribution of R & D and Grant revenue in the current quarter versus the same quarter in the prior year. These revenues generate a considerably reduced gross margin than do our product sales. Conversely, the cost of goods sold for our product sales as a percentage of product sales decreased to 47.8% versus 50.5% in the same quarter in the prior year. This reduction in the cost of goods sold for our core products, was primarily attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes.

Quarter ended March 31, 2014

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$1,923,948	$526,637	$2,450,585
DIRECTLY RELATED COST OF REVENUES	$920,063	$402,044	$1,322,107
COST OF REVENUES AS % OF TOTAL REVENUES	47.8%	76.3%	54.0%

Quarter ended March 31, 2013

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$2,301,580	$193,975	$2,495,555
DIRECTLY RELATED COST OF REVENUES	$1,162,324	$160,102	$1,322,426
COST OF REVENUES AS % OF TOTAL REVENUES	50.5%	82.5%	53.0%

Selling and marketing expenses.  For the quarter ended March 31, 2014, selling and marketing expenses increased $15,292, or 3.8%, to $414,549 from $399,257 for the quarter ended March 31, 2013. The $15,292 increase resulted primarily from increases of $46,120 in outside services expense and $39,372 in trade show and travel and entertainment-related expenses, partially offset by a net decrease of $70,200 in other selling and marketing expenses.

Research and development expenses. Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of revenues, increased $106,562, or 31.9%, to $439,814 for the quarter ended March 31, 2014, from $333,352 for the quarter ended March 31, 2013. The $106,562 increase resulted primarily from increases of $135,318 in laboratory supplies expense, partially offset by a net decrease of $28,756 in other research and development expenses.

General and administrative expenses. For the quarter ended March 31, 2014, general and administrative expenses increased $76,686, or 14.4%, to $610,289 from $533,603 for the quarter ended March 31, 2013. The increase was primarily a result of increases of $17,569 in labor and board of director-related expenses, $23,230 in travel-related expenses, and a net increase of $35,887 in other general and administrative expenses.

Interest expense. Interest expense increased slightly to $5,520 for the quarter ended March 31, 2014, versus $5,047 for the quarter ended March 31, 2013.

Nine months ended March 31, 2014 compared to nine months ended March 31, 2013

Total revenues. The following two tables provide the reader with further insight as to the changes in the various components of our total revenues for the comparable nine month periods ended March 31, 2014 and March 31, 2013. Total revenues for the current nine month period increased $244,931 or 3.1% versus the prior year. The increase was primarily due to a 59.6% increase in domestic Aspirin Works sales, a 6.3% increase in contract manufacturing revenue, and a 27.2% increase in R & D contract revenue.

	Nine months ended
	March 31,		% Incr.
	2014	2013	(Decr.)
Total Revenues:
By Geographical Breakdown
North America	$7,310,918	$6,742,535	8.4%
International	$728,860	$1,052,312	(37.9)%
Total Revenues	$8,039,778	$7,794,847	3.1%

	March 31,		% Incr.
	2014	2013	(Decr.)
Total Revenues:
By Category
Phospholipid Sales	$2,064,771	$1,992,166	3.6%
Coagulation Sales	$688,898	$772,718	(10.9)%
Aspirin Works Sales	$878,861	$709,022	24.0%
Autoimmune Sales	$—	$59,560	(100.0)%
Hyaluronic Acid Sales	$544,172	$690,920	(21.2)%
OEM Sales	$549,505	$582,269	(5.6)%
Contract Manufacturing	$1,819,618	$1,711,352	6.3%
R & D Contract	$981,164	$772,409	27.0%
Shipping and Other	$512,789	$504,431	1.7%
Total Revenues	$8,039,778	$7,794,847	3.1%

Cost of revenues.  Cost of revenues.  Total cost of revenues, as a percentage of total revenues, decreased to 53.0% for the nine months ended March 31, 2014 versus 55.8% for the nine months ended March 31, 2013. The primary reasons for the decrease  were the reduction in the cost of goods sold for our core products, as a percentage of product sales, which improved to 50.2% versus 53.5% in the previous year, attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes.

Nine months ended March 31, 2014

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$7,058,614	$981,164	$8,039,778
DIRECTLY RELATED COST OF REVENUES	$3,543,011	$720,323	$4,263,334
COST OF REVENUES AS % OF TOTAL REVENUES	50.2%	73.4%	53.0%

Nine months ended March 31, 2013

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$7,022,438	$772,409	$7,794,847
DIRECTLY RELATED COST OF REVENUES	$3,754,119	$596,740	$4,350,859
COST OF REVENUES AS % OF TOTAL REVENUES	53.5%	77.3%	55.8%

Selling and marketing expenses.  For the nine months ended March 31, 2014, selling and marketing expenses increased $52,131 or 4.1% to $1,327,867 from $1,275,736 for the nine months ended March 31, 2013. The $52,131 increase resulted primarily from increases of $115,365 in outside services, $30,474 in trade show and travel-related expenses, and $24,743 in advertising expenses, partially offset by a net decrease of $118,451 in other selling and marketing expenses, most notably being labor-related expenses.

Research and development Expenses. Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $114,900, or 11.5%, to $1,110,906 for the nine months ended March 31, 2014, from $996,006 for the nine months ended March 31, 2013. The $114,900 increase resulted primarily from increases of $156,387 in laboratory supplies, partially offset by a net decrease of $41,487 in other research and development expenses.

General and administrative expenses. For the nine months ended March 31, 2014, general and administrative expenses increased $268,129, or 18.6%, to $1,709,746 from $1,441,617 for the nine months ended March 31, 2013. The $268,129 increase  resulted primarily from increases of $154,119 in labor and board of directors-related expenses, $45,091, in outside services, $20,081 in Medical Excise Tax expense, and a net increase of $48,838 in other general and administrative expenses.

Interest expense. Interest expense decreased $5,265, or 31.1%, to $11,676 for the nine months ended March 31, 2014, from $16,941 for the nine months ended March 31, 2013. The substantial decrease in interest expense was due primarily to the considerably lower borrowings for the current period.

(d)                                 ADJUSTED EBITDA

Our adjusted earnings before interest, taxes, depreciation, amortization, and non cash expense associated with stock-based compensation (“Adjusted EBITDA”) increased $14,821, or 9.0%, to $180,471 for the quarter ended March 31, 2014 compared with $165,650 for the corresponding three month period in fiscal 2013. For the nine month period ended March 31, 2014, adjusted EBITDA increased $18,212, or  2.9% to $652,602 compared with $634,390 for the corresponding nine month period in fiscal 2013. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, we believe that it may be useful to an investor in evaluating our ability to meet future debt service, capital expenditures and working capital guidance. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net earnings (loss) can be made by adding depreciation and amortization expense, corporate stock-based compensation expense, interest expense, and income tax expense to net income (loss) as in the following table:

	3 Months ended March 31, 2014	3 Months ended March 31, 2013	9 Months ended March 31, 2014	9 Months ended March 31, 2013
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$60,483	$62,058	$323,028	$310,744

Add back:
Depreciation and amortization	79,894	76,140	209,230	225,459
Stock-based compensation expense	34,707	22,491	95,124	81,562
Interest expense, net of interest income	5,387	4,961	11,220	16,625
Income taxes	—	—	14,000	—
Adjusted EBITDA	$180,471	$165,650	$652,602	$634,390

(e)                                  Financing Agreements

Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the “LSQ Agreement”), LSQ, the lender provided a line of credit (“Line”) to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000.  The proceeds of the loans under the line of credit were used to repay certain loans and other amounts payable by the Company.  The LSQ Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2011, and the description of material terms of the LSQ Agreement is qualified in its entirety by reference to that exhibit. Interest accrues on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date.  In addition, pursuant to the terms of the LSQ Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the LSQ Agreement or otherwise. For the quarters ended March 31, 2014 and March 31, 2013, LSQ funded a total of $37,827 and $2,075,605, respectively, under the Line. For the nine months ended March 31, 2014 and March 31, 2013, LSQ funded a total of $3,081,535 and $5,826,529, respectively, under the Line. As of March 31, 2014 we did not owe anything to LSQ under the line. As of June 30, 2013, $227,011was owed us by LSQ under the line. Fees paid to LSQ for interest and other services for the quarters ended March 31, 2014 and March 31, 2013 totaled $140 and $605, respectively, and for the nine months ended March 31, 2014 and March 31, 2013, they were $832 and $1,529, respectively. On August 28, 2013, the Company provided written notice to LSQ that the Company desired to terminate the LSQ Agreement. The LSQ Agreement required 60 days notice by the Company to LSQ to terminate, and thus the termination was effective October 27, 2013. All ancillary agreements and documents entered into in connection with the LSQ Agreement terminated in connection with the termination of the LSQ Agreement.

On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”). This Loan Agreement replaced the LSQ Agreement noted above.

Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the “Revolver”) to the Company not to exceed $1,500,000.  Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum.  Interest payments are due monthly.

Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Revolver will terminate and all loans there under must be repaid on November 5, 2014.

The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company.

In addition, pursuant to the terms of the Loan Agreement, the Company will grant to the Bank a security interest in all of the Company’s assets to secure the repayment of the loans under the Revolver and to secure all other obligations of the Company to the Bank.

The Company will use any money it receives under the Loan Agreement for general short term working capital purposes.

The Revolver was activated on October 30, 2013. During the current quarter and nine months ended March 31, 2014, the Bank did not fund anything under the Revolver. Consequently, there were no fees paid to the Bank for interest and other services for the same periods.

(f)                                   Liquidity and Capital Resources

At March 31, 2014, our working capital increased by $459,307 to $5,013,024 from $4,553,717 at June 30, 2013, and concurrently, our current ratio (current assets divided by current liabilities) decreased from 5.77 to 1 at June 30, 2013 to 5.28 to 1 at March 31, 2014. The increase in working capital is primarily attributable to the net cash provided from operations for the period in addition to the cash provided by the issuance of common stock.

At March 31, 2014, trade and other receivables were $1,477,820 versus $1,500,461 at June 30, 2013. At March 31, 2014, inventories were $1,857,579 versus $2,032,545 at June 30, 2013. Accounts payable, accrued payroll and other accrued expenses increased by a combined $230,295 to $1,076,404 from $846,109 at June 30, 2013.

For the nine months ended March 31, 2014, cash provided by operating activities amounted to $678,952 versus $421,902 for the nine months ended March 31, 2013. The increase in the cash provided by operations for the current nine month period resulted primarily from the increased net income for the period in addition to the decrease in inventories and increase in accounts payable, which more than offset the increase in accounts receivable and prepaid expenses and other assets .

Net cash used by investing activities was $208,978 for the nine months ended March 31, 2014, compared to net cash used by investing activities for the nine months ended March 31, 2013 totaling $59,238. The increase was primarily due to increased purchases of manufacturing equipment for the current period.

Net cash provided by financing activities amounted to $301,586 for the nine months ended March 31, 2014 compared to net cash provided by financing activities for the nine months ended March 31, 2013 totaling $265,837. The increase was primarily due to the net proceeds received on the revolving line of credit plus the proceeds from the issuance of common stock.

In summary, the $678,952 in cash provided by operating activities, and $301,586 in cash provided by financing activities, more than offset the net cash used in investing activities, resulting in a net increase in cash amounting to $771,560 for the current nine month period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,603,649 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

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

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter and nine months ended March 31, 2014, we issued 363,792 and 1,187,140 shares respectively, under this arrangement. For the quarter and nine months ended March 31, 2013, we issued 368,815 and 2,403,527 shares respectively. The proceeds have been used for general working capital purposes. The shares and issued under the 2011 Development Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The offer of such securities is exempt from the registration requirements of the Securities Act, pursuant to Section 4 (a) (2) of the Securities Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act. A Form D was filed by the Company reporting information regarding the sale of the securities.

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

CORGENIX MEDICAL CORPORATION

May 15, 2014	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)