Form 10-K
period 2014-06-30
CORGENIX MEDICAL CORP/CO
filed 2014-09-10
CIK 1063665

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the issuer was $9,341,111 as of June 30, 2014, based on the closing price of $0.3193 as reported on the OTCBB on June 30, 2014.

        The number of shares of Common Stock outstanding was 54,228,834 as of August 14, 2014.

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

CORGENIX MEDICAL CORPORATION
June 30, 2014
Form 10-K

PART I

Item 1.    Description of Business.

        Certain terms used in this annual report are defined in the Glossary that follows at the end of Item 1.

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

  •
  Outside of North America, effective October 1, 2010, we sell our products through the ELITech Group ("ELITech") which serves as our international master distributor, selling our products through its wholly owned subsidiaries in addition to numerous independent distributors.

  •
  Sales of OEM Products—We private label some of our IVD products for other diagnostic companies, both domestic and international, which they then resell worldwide through their own distribution networks. Our most important OEM customers include Bio-Rad Laboratories, Inc., Helena Laboratories and Diagnostic Grifols, S.A.

  •
  Sales of Other Manufacturers' ("OM") Products—We purchase some products, on a very limited basis, from other healthcare manufacturers which we then resell. These products include other IVD products, instruments, instrument systems and various reagents and supplies, and are primarily used to support the sale of our own manufactured products.

  •
  Contract Manufacturing Agreements—We provide contract manufacturing services to other diagnostic and life science companies. Our most significant Contract Manufacturing customers are BG Medicine and DiaDexus.

  •
  Contract R&D Agreements—We provide contract product development services, including companion diagnostics development, to strategic partners and alliances. Our most significant Contract R &D customers include ELITech, Eli Lily, Tulane University ("Tulane") and the National Institutes of Health ("NIH").

  •
  Other Revenues—This category includes shipping and other miscellaneous revenues.

  •
  Our four largest customers, collectively, account for 45.3% of our total revenues.

        Most of our products are used in clinical laboratories for the diagnosis and/or the monitoring of three important sectors of health care:

  •
  Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion);

  •
  The aspirin effect on platelets; and

  •
  Liver diseases (fibrosis and cirrhosis).

        We are actively developing new laboratory tests in these and other important diagnostic testing areas. See "—Other Strategic Relationships."

        We develop and manufacture products in several commonly utilized testing formats:

  •
  Microplate Enzyme Linked ImmunoSorbent Assay ("ELISA")—This platform is a clinical testing methodology commonly used worldwide. It is a format which must be run in laboratory conditions by trained technicians, and utilizes standard microplate reading instruments. Testing is performed on a standard 96-well plastic microplate and provides quantitative results.

  •
  Lateral Flow Immunoassay ("LFI")—This format is a rapid testing format which utilizes small strip configuration. Patient samples are applied to the end of a strip and allowed to migrate along the strip with a positive or negative indicator. Results are typically obtained in a matter of minutes and can be performed in all settings including field testing.

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

  Recent Developments

  Merger Agreement

        On August 27, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Centennial Medical Holdings, Inc., a Delaware corporation ("Parent"), and Centennial Integrated, Inc., a Nevada corporation and newly-formed subsidiary of Parent ("Merger Sub"), providing for the merger of Merger Sub with and into us (the "Merger"), with Corgenix Medical Corporation surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Water Street Healthcare Partners, LLC. The Merger Agreement was approved unanimously by our Board of Directors. The description of the Merger Agreement and related voting agreement below does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014.

        At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares (i) held by us in treasury, (ii) owned by Parent or Merger Sub or any other wholly owned subsidiary of Parent, or (iii) held by shareholders who have perfected and not withdrawn a demand for appraisal rights under Nevada law) will be cancelled and converted automatically into the right to receive $0.27 in cash (the "Merger Consideration"), without interest. Each stock option and warrant which has not been exercised will be cancelled and the holder will be entitled to receive cash equal to the aggregate number of shares of our common stock issuable upon exercise times the excess, if any, of the Merger Consideration over the per share exercise price, subject to any withholding taxes. Any holders of options or warrants with an exercise price greater than the Merger Consideration are not entitled to any payment.

        Consummation of the Merger is subject to various closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger. Consummation of the Merger is not subject to a financing condition. If the Merger is not consummated by December 31, 2014, either party has the right to terminate the Merger Agreement, subject to certain conditions.

        Under the Merger Agreement, we are subject to a "no-shop" restriction on our ability to solicit offers or proposals relating to an alternative acquisition proposal or to provide information to or engage in discussions or negotiations with third parties regarding an alternative acquisition proposal. The no-shop provision is subject to a "fiduciary-out" provision that allows our Board of Directors to change its recommendation that shareholders vote in favor of the Merger if we receive an unsolicited written alternative acquisition proposal that our Board of Directors determines, after consultation with its financial advisor and outside legal counsel, would result in a transaction more favorable to our shareholders than the transactions contemplated by the Merger Agreement, and not doing so would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. If such a decision were made, the Board may withdraw its recommendation in favor of the merger and then provide information to and participate in discussions with third parties. The Merger Agreement provides Parent certain rights to match any such superior proposal (as defined in the Merger Agreement). The "fiduciary-out" also allows our Board of Directors to change its recommendation that shareholders vote in favor of the Merger in case of "intervening events" or material developments lead the Board of Directors to conclude, after consultation with its financial advisor and outside counsel that in light of such intervening event, failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. The Merger Agreement also provides Parent with certain rights to negotiate adjustments to the terms and conditions of the Merger Agreement in order to avoid such change in board recommendation.

        The Merger Agreement allows the parties to terminate the Merger Agreement under certain circumstances. Parent may terminate if our Board of Directors changes its recommendation to shareholders to vote in favor of the transaction in accordance with the Merger Agreement, we breach the Merger Agreement, or if we enter into an acquisition agreement with a third party following the receipt of a superior proposal. We may terminate the Merger Agreement if we enter into an acquisition agreement with a third party following the receipt of a superior proposal or if Parent breaches the Merger Agreement. Upon termination of the Merger Agreement under specified circumstances (including upon acceptance of a superior proposal), we must pay Parent a termination fee of $324,000 and reimburse Parent for out of pocket expenses up to $400,000. The Merger Agreement also provides that Parent must pay us a "reverse termination fee" of $648,000 and reimburse us up to $400,000 for out of pocket expenses under specified circumstances.

        On August 27, 2014, in connection with the Merger Agreement, Parent entered into a voting agreement with all of our executive officers and directors who are also our shareholders (the "Shareholders") and together represented approximately 5.5% of our outstanding shares of common stock as of August 25, 2014. Under the terms of the voting agreement, each of the Shareholders agreed to vote and irrevocably appoint Parent as its proxy to vote, all of their shares (a) in favor of the approval of the Merger and adoption of the Merger Agreement; (b) against any other acquisition proposal or proposal or transaction that would reasonably be expected to prevent or delay the consummation of the Merger Agreement; (c) against any proposal that would reasonably be expected to result in a breach of the Merger Agreement by the Company; (d) in favor of any adjournment or postponement of the special meeting where Shareholder Approval is sought, as requested by Parent, and (e) in favor of any other matter necessary to approve the Merger Agreement or otherwise requested by Parent in order to consummate the Merger. Under the terms of the voting agreement, each Shareholder agreed not to exercise any appraisal rights or dissenters' rights in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement. The voting agreement terminates on the earlier of (a) the effective date of the Merger, (b) the termination of the Merger Agreement or (c) the date our Board of Directors effects a change in board recommendation pursuant to the Merger Agreement.

        This Annual Report on Form 10-K may be deemed to be solicitation material with respect to the Merger. In connection with the Merger, we intend to file a preliminary proxy statement and file or furnish other relevant materials with the Securities and Exchange Commission (the "SEC"). Once the SEC completes its review of the preliminary proxy statement, a definitive proxy statement and a form of proxy will be filed with the SEC and mailed to the shareholders of the Company. THE COMPANY'S INVESTORS AND SECURITY HOLDERS ARE URGED TO READ CAREFULLY AND IN THEIR ENTIRETY ALL RELEVANT MATERIALS FILED OR FURNISHED WITH THE SEC, INCLUDING THE PROXY STATEMENT WHEN IT BECOMES AVAILABLE, BECAUSE THESE MATERIALS WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER AND THE PARTIES TO THE MERGER. The proxy statement and other relevant materials (when they become available), and any and all documents filed or furnished by the Company with or to the SEC, may be obtained free of charge at the SEC's web site at www.sec.gov. In addition, the Company's investors and security holders may obtain free copies of the documents filed or furnished by the Company with or to the SEC by directing a written request to Corgenix Medical Corporation, 11575 Main Street, Suite 400, Broomfield, Colorado 80020, Attention: William H. Critchfield.

  The Eli Lilly Agreement

        On August 15, 2014, we entered into a Technology Transfer, License and Product Development Agreement (the "Lilly Agreement") with Eli Lilly and Company, an Indiana corporation ("Eli Lilly"). Under the terms of the Lilly Agreement, Corgenix and Eli Lilly will work together to conduct a study to determine the feasibility of developing and manufacturing certain diagnostic test kits for the measurement of certain materials. Each party grants rights to use its respective technology to the other party under the terms of the Lilly Agreement. The Lilly Agreement continues in effect indefinitely unless and until terminated by either party in accordance with its terms. A copy of the Lilly Agreement, in redacted form pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, is filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities Exchange Commission on August 20,2014. The foregoing description of the Lilly Agreement does not purport to be complete and is qualified in its entirety by the full text of the Agreement, as filed.

  Ebola Grant

        On June 26, 2014, we were awarded a three-year, $2.9 million National Institutes of Health ("NIH") grant to advance the development of an Ebola rapid diagnostic test kit. Collaborating with us on the program will be members of the Viral Hemorrhagic Fever Consortium ("VHFC"), a collaboration of academic and industry members headed by Tulane University and partially funded with support from the NIH.

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

  Vascular Disease; Antiphospholipid Antibody Testing Products

        We manufacture and market eleven products for antiphospholipid antibody testing, which in the fiscal year ended June 30, 2014 represented approximately 48.5% of our total product sales (exclusive of contract manufacturing). These include: aCL IgG, IgA, and IgM; anti-phosphatidylserine ("aPS") IgG, aPS IgA, aPS IgM; anti-ß2-Glycoprotein I ("aß2GPI") IgG, aß2GPI IgA, and aß2GPI IgM; and anti-Prothrombin ("aPT") IgG and IgM.

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

  Vascular Disease: Bleeding/Clotting Risk Factors

        We market twenty tests for bleeding and clotting risk factors, which in the fiscal year ended June 30, 2014, represented approximately 16.7% of our total product sales (exclusive of contract manufacturing). We manufacture five products, and market others which are manufactured for us by other companies. Specialized tests include: Protein C Antigen ELISA, Protein S Antigen ELISA, Monoclonal Free Protein S ELISA, von Willebrand Factor Antigen ELISA, von Willebrand Factor Activity Test; abp Ristocetin, and Collagen Binding Assay.

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

  AspirinWorks

        The AspirinWorks® Test Kit is a simple urine test that measures an individual's response to aspirin dosage and allows physicians to adjust the dosage or recommend alternative therapy. AspirinWorks® sales represented approximately 25.9% of our total product sales (exclusive of contract manufacturing) in fiscal 2014. Recent reports indicate that up to 25% of individuals may be non-responsive to aspirin's benefits, and are more than three times more likely to die from heart disease.

  Liver Disease Products

        We manufacture a test to quantitate hyaluronic acid ("Hyaluronic Acid" or "HA") in a Microplate format which in the fiscal year ended June 30, 2014 represented approximately 14.0% of our total product sales (exclusive of contract manufacturing). Hyaluronic Acid is a component of the matrix of connective tissues, found in the synovial fluid of the joints where it acts as a lubricant and for water retention. It is produced in the synovial membrane and leaks into the circulation via the lymphatic system where it is quickly removed by specific receptors located in the liver. Increased serum levels of HA have been described in patients with rheumatoid arthritis due to increased production from synovial inflammation, and in patients with liver disease, particularly Hepatitis C and non alcoholic fatty liver disease, due to interference with the removal mechanism. Patients with cirrhosis will have the highest serum HA levels, which correlate with the degree of liver involvement.

  Instrumentation

        We purchase laboratory ELISA instrumentation from other companies which we then commercialize to our U.S. customers, primarily using reagent rental agreements in which the instrument is bundled together with our diagnostic kits. In order to qualify for these systems, the customers must contractually commit to purchase a minimum number of our products over a set period of time, generally three years. In some cases we sell the instruments outright without encumbering with reagent purchase. For the fiscal year ended June 30, 2014, instrument-related revenues amounted to $410,942.

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

  Sales and Marketing

        We primarily market and sell our diagnostic products to the clinical laboratory market, both hospital based and free standing laboratories. We utilize a diverse distribution program for our products. Our labeled products are sold directly to testing laboratories in North America through sales representatives (both employees and independent contractors) and through several small independent distributors. Internationally, our labeled products are sold through our Master Distributor, ELITech, who distributes our products to established diagnostic companies throughout the world We have also established private label product agreements with several U.S. and European companies. For the fiscal year ended June 30, 2014, international core product sales represented approximately 14.1% of the Company's total core product sales.

        We have an active marketing and promotion program for our diagnostic testing products. We publish technical and marketing promotional materials, which we distribute to current and potential customers. We attend major industry trade shows and conferences, and our scientific staff actively publishes articles and technical abstracts in peer review journals.

  Manufacturing

        The manufacturing process for our products utilizes a semi-automated production line for the manufacturing, assembly and packaging of our ELISA Microplate products, our most important platform. Our current production capacity is in excess of 30,000 tests per day with a single eight-hour shift. Since 1990, we have successfully produced over 12 million tests in our Colorado facility, and we expect that current manufacturing capability will be sufficient to meet expected customer demand for the foreseeable future.

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

        As a result of the Contract R&D collaborations, we are expanding our manufacturing operation to manufacture products in other delivery platforms. These include the manufacturing of products in a Lateral Flow Immunoassay format, and products in an Immunoturbidimetry format. For the fiscal year ended June 30, 2014, sales of products utilizing these additional formats were immaterial.

        We have registered our facility with the FDA.

  Quality System Regulations Requirements for Our Products

        In April 1999, we received ISO 9001:1994 certification from TUV Product Service GmbH, a world leader in medical device testing and certification. ISO 9001 represents the international standard for quality management systems developed by the International Organization for Standardization, or ISO, to facilitate global commerce. To ensure continued compliance with the rigorous standards of ISO 9001, companies must undergo regularly scheduled assessments and re-certification every year. The ISO 9001 initiative is an important component in its commitment to maintain excellence. Corgenix received re-certification in November 1999 and 2000, and in July 2002, received EN ISO 9001:1996, and EN ISO 13485:2000 certification through TUV Rhineland of North America. We have been re-certified annually since 2002. In the fiscal year ended June 30, 2014, we certified to ISO 13485:2012.

  Corgenix's Manufacturing Process Begins With the Qualification of Raw Materials

        Our manufacturing process begins with the qualification of raw materials. The microplates are then coated and bulk solutions prepared. The components and the microplates are checked for their ability to meet pre-established specifications by our quality control department. If required, adjustments in the bulk solutions are made to provide optimal performance and lot-to-lot consistency. The bulk solutions are then dispensed and packaged into planned component configurations. The final packaging step in the manufacturing process includes kit assembly, where all materials are packaged into finished product. The finished kit undergoes one final performance test by our quality control department. Before a product is released for sale, our quality assurance department must verify that all quality control testing and manufacturing processes have been completed and documented and have met all performance specifications.

        The majority of raw materials and purchased components used to manufacture our products are readily available. We have established good working relationships with primary vendors, particularly those that supply unique or critical components for our products. The components of our products include chemical, biological and packaging supplies that are generally available from several suppliers, except certain antibodies and other critical components, which we purchase from single suppliers. We mitigate the risk of a loss of supply by maintaining a sufficient supply of such antibodies to ensure an uninterrupted supply for at least three months. We have also qualified second vendors for all critical raw materials and believe that we can substitute a new supplier with respect to most of our components in a timely manner. As noted above, international core product sales represented approximately 14.1% of the Company's total core product sales. International regulatory bodies often establish varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax requirements. To demonstrate our commitment to quality in the international marketplace, we obtained ISO certification and have "CE" marked all of our products as required by the European In Vitro Diagnostic Directive 98/79/EC.

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

        The technical staff includes individuals skilled in immunology, assay development, protein biochemistry, biochemistry and basic sciences. We maintain facilities to support our development efforts at the Broomfield, Colorado headquarters. Group leaders are also skilled in planning and project management under FDA mandated design control. See "—Regulation."

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

  Vascular Disease Testing Products

        We are one of the market leaders in development of innovative tests in the antiphospholipid market, and expect to continue developing products in this area to ensure our ongoing strong market position. We have been developing products in the area of Oxidized LDL, a technology that assesses arterial thrombosis and atherosclerosis. Our technology, which we have trademarked "AtherOx," has the potential to significantly alter the standard of lipoprotein testing and cardiovascular risk assessment. In the fiscal year ended June 30, 2014, we further advanced the development of the AtherOx technology, focusing on enhanced stability, manufacturing processes and generation of additional clinical data.

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

        Our primary competitors include the Werfen Group, DIASORIN, Diagnostica Stago, Hemagen Diagnostics, and Erba Diagnostics. We compete against these companies and others on the basis of product performance, customer service, and price.

  Patents, Trade Secrets and Trademarks

        The AtherOx Technology Patents.    Through a Japanese collaboration, we have exclusive worldwide rights (except Japan) to develop and manufacture, and co-exclusive rights to sell diagnostic products using the unique AtherOx™ technology. In Japan, we have exclusive rights to develop, manufacture and use, but not sell, the related products. To date, we have four U.S. patents issued and one European patent issued for the AtherOx technology.

        Aspirin Effectiveness Technology Patents.    Our Aspirin Works product is covered by three issued United States patents. Patent applications in the U.S. are maintained in secrecy until patents are issued. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In the fiscal year ended June 30, 2014, the Company did not incur any costs to defend our patents. See "Part II. Item 6. Management's Discussion and Analysis—Forward Looking Statements and Risk Factors—Uncertainty of Protection of Patents, Trade Secrets and Trademarks."

        We have registered our trademark "REAADS" on the principal federal trademark register and with the trademark registries in many countries of the world and it will expire September 28, 2017, unless renewed. The trademark "Corgenix" was approved in September 2000, has been extended and, if not renewed, will expire in 2021. We have registered the trademark "AtherOx", and it will expire January 8, 2018, unless an affidavit of continuing use is filed at that time. Finally, the Company has filed new applications for registration of the trademarks "ReLASV, ReMARB, ReEBOV, and ReDENV for use in connection with its recombinant products for hemmorhagic fever viruses. Where appropriate, we intend to obtain patent protection for our products and processes. We also rely on trade secrets and proprietary know-how in our manufacturing processes. We require each of our employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not be disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived of by an employee shall be the exclusive property of the Company.

        The majority of our product sales, approximately 58.8% for the fiscal year ended June 30, 2014 and 60% for the fiscal year ended June 30, 2013, were products that utilized our proprietary technology and were marketed under our REAADS trademark.

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

        Before a new device can be introduced in the market, we must obtain either FDA clearance or approval, depending on FDA guidelines, through either clearance of a 510(k) pre-market notification or approval of a pre-market approval application, which is a more extensive and costly application when compared to a pre-market notification, due to the requirements for more extensive clinical trials, etc. All of our products have been cleared using a 510(k) application, and we expect that most future products will also qualify for clearance using a 510(k) application (as described in Section 510(k) of the Medical Device Amendments to the F D & C Act of 1938).

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

  Employees

        As of June 30, 2014, we employed 46 employees worldwide (from 48 employees as of June 30, 2013). Of the current 46 employees, 45 are full-time, and one is part time. Five of our current employees hold advanced scientific or medical degrees. None of Corgenix's employees are covered by a collective bargaining agreement. We believe that the Company maintains good relations with our employees.

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

Risks Associated with Continuing Operations

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

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of dividends on redeemable common and redeemable preferred stock, have aggregated $13,555,240 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, short term lines of credit, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. There can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period to period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell.

If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time. We believe that our current working capital, when considered in conjunction with our current forecasts, should provide adequate resources to continue operations for longer than 12 months.

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

        We have entered into a master distribution agreement with ELITech, in which we have granted distribution rights for most of our products to them within specific international geographic areas. Pursuant to this agreement, they have certain responsibilities for market development, promotion, and sales of the products. If they fail to perform their contractual obligations or terminate the agreement, this could have the effect of reducing our sales and cash flow and thus have a potentially material adverse effect on our business, financial condition and results of operations.

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

         We may not be able to successfully implement our plans to acquire other products or technologies.

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

         We depend on significant customers

        In the fiscal year ended June 30, 2014, our four largest customers, DiaDexus, Inc., BG Medicine, Inc. ("BGM"), the ELITech Group ("ELITech"), and Health Diagnostic Laboratory ("HDL"), collectively accounted for 45.3%, of our total revenues, respectively. BG Medicine, Inc. and DiaDexus, Inc. are contract manufacturing customers, and there can be no assurance that their respective contracts will be continuously renewed. In addition, our contracts are generally cancelable by the customer at any time on short notice, and customers may unilaterally reduce their orders under such contracts without significant penalty. If said contract cancellations or reductions of orders takes place, it could have an adverse effect on our results of operations.

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

Risks Related to the Merger

         The announcement and pendency of the Merger, whether or not consummated, may adversely affect our business.

        The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with customers, suppliers and employees. As a result of our announcement of the Merger, third parties may be unwilling to enter into material agreements with respect to our business. New or existing customers may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers may perceive that such relationships are likely to be more stable. If we fail to complete the proposed Merger, the failure to maintain existing business relationships or enter into new ones is likely to materially and adversely affect our business, results of operations and financial conditions.

        In addition, pending the completion of the Merger, we may be unable to attract and retain key personnel and our management's focus and attention and employee resources may be diverted from operational matters during the pendency of the Merger.

        In the event that the Merger is not completed, the announcement of the termination of the Merger Agreement may also adversely affect the trading price of our common stock, our business or our relationships with lenders, customers, suppliers and employees.

         We cannot be sure if or when the Merger will be completed.

        The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our shareholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in the buyer's favor or if other mutual closing conditions are not satisfied, the buyer will not be obligated to complete the Merger.

        If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our shareholders, will evaluate other strategic alternatives that may be available. Such other strategic alternatives may not be as favorable to our shareholders as the Merger. Any future sale or merger or other transaction may be subject to further shareholder approval.

         Our executive officers and directors may have interests in the Merger other than, or in addition to, the interests of our shareholders generally.

        Members of our board of directors and our executive officers may have interests in the Merger that are different from, or are in addition to, the interests of our shareholders generally. Our board of directors was aware of these interests and considered them, among other matters, in approving the Merger Agreement.

         While the Merger is pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations.

        While the Merger is pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the Merger. In addition, while the Merger is pending, we are subject to a number of risks, including:

  •
  The diversion of management and employee attention from our day-to-day business;

  •
  The potential disruption to business partners and other service providers; and

  •
  The possible inability to respond effectively to competitive pressures, industry development sand future opportunities.

        The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

         If the Merger is not completed and the Merger Agreement is terminated, there may not be any other offers from potential acquirers.

        If the Merger is not completed and the Merger Agreement is terminated, we may seek another purchaser for the Company. There can be no assurances that we would be able to enter into meaningful discussions or to otherwise complete any transaction with any other party who may have an interest in purchasing the Company on terms acceptable to us. Additional, the inability to complete the Merger could make potential acquirers more reluctant to engage in a transaction with us.

         We will incur significant expenses in connection with the Merger and could be required to make significant payments if the Merger Agreement is terminated under certain conditions.

        We will incur legal fees, accounting fees and proxy filing costs whether or not the Merger closes. Any significant expenses or payment obligations incurred by us in connection with the Merger could adversely affect our financial condition and cash position.

         The Merger Agreement requires us to pay certain costs if we accept an alternative to the Merger.

        The Merger Agreement contains provisions that make it more difficult for us to sell the Company to a party other than the buyer. In the event the Merger Agreement is terminated for select reasons by us, we may be obligated to pay a termination fee to the buyer in the amount of $324,000 plus out of pocket expenses up to $400,000.

         Following the announcement of the Merger, legal proceedings may be instituted against the Company challenging the Merger, and an adverse ruling in such legal proceedings may prevent the Merger from closing.

        The Company, the members of the board of directors, and others may become parties to legal proceedings challenging the proposed Merger, seeking, among other things, to enjoin the Company from consummating the Merger on the agreed-upon terms. The Merger Agreement provides that a condition to the buyer consummating the Merger includes the lack of any action pending where an unfavorable injunction judgment, order or ruling would prevent consummation of the Merger. In addition, the Company could incur substantial legal fees in connection with the defense of any legal proceedings against the Company or the members of the board of directors or could become responsible for significant monetary damages.

         If the Merger is not consummated by December 31, 2014, either the buyer or the Company may choose not to proceed with the Merger.

        Either the buyer or the Company may terminate the Merger Agreement if the Merger has not been completed by December 31, 2014, unless the failure of the Merger to be completed has resulted from the material failure of the party seeking to terminate the Merger Agreement to perform its obligations.

         The opinion obtained by the Company from its financial adviser will not reflect changes in circumstances between signing the Merger Agreement and completion of the Merger.

        On August 26, 2014, the Company's financial advisor, Inverness Advisors, provided its opinion to the Company's board of directors that, as of such date and based upon and subject to the qualifications, limitations and assumptions stated therein, the Merger Consideration to be received by the holders of the Company's common stock is fair, from a financial point of view, to the holders of the Company's common stock. Changes in the operations and prospects of the Company, general market and economic conditions and other factors that may be beyond the control of the Company, and on which Inverness Advisors' opinion was based, may significantly alter the value of the Company by the time the Merger is completed. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion. Because the Company does not currently anticipate asking Inverness Advisors to update its opinion, the opinion will not address the fairness of the Merger consideration from a financial point of view at the time the Merger is completed.

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

  •
  For the period of May 1, 2013 through April 30, 2014, Base Rent was $254,720.00 per annum payable in monthly installments of $21,226.67 per month.

  •
  For the period of May 1, 2014 through April 30, 2015, Base Rent is $277,120.00 per annum payable in monthly installments of $23,093.33 per month.

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

Item 4.    Mine Safety Disclosures.

        Not applicable

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

        Our common stock is traded on the OTC Bulletin Board® under the symbol "CONX." On June 30, 2014, the closing price of our common stock on the OTC Bulletin Board® as reported by the OTC Bulletin Board® was $0.3193. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported on the OTC Bulletin Board®.

	Price Ranges
Stock Price Dates	High	Low
Fiscal Year 2014
Quarter Ended:
September 30, 2013	$0.23	$0.17
December 31, 2013	$0.23	$0.18
March 31, 2014	$0.44	$0.19
June 30, 2014	$0.39	$0.26
Fiscal Year 2013
Quarter Ended:
September 30, 2012	$0.15	$0.10
December 31, 2012	$0.24	$0.12
March 31, 2013	$0.20	$0.15
June 30, 2013	$0.25	$0.18

        On June 30, 2014, there were 79 holders of record of our Common Stock.

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

  Stock Issuance

        On September 16, 2011, we received $500,000 from Wescor, pursuant to the Third Tranche under a Common Stock Purchase Agreement. Pursuant to the Common Stock Purchase Agreement, Wescor invested an additional $500,000 and in turn was issued 3,333,333 shares of our common stock valued at $0.15 per share. For no additional consideration we issued a warrant to Wescor to purchase 1,666,667 shares at $0.15 per share. As a condition to the closing of the Third Tranche, the Executive Committee established under the Joint Product Development Agreement had determined the feasibility of creating not less than two (2) new Corgenix assays as further described in the Joint Product Development Agreement. The proceeds have been used for general working capital purposes.

        On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the "2011 Development Agreement") with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the fiscal years ended June 30, 2014 and June 30, 2013, we issued 1,853,674 and 2,800,510 shares, respectively under this arrangement. The proceeds have been used for general working capital purposes.

        The shares and warrants offered under the Common Stock Purchase Agreement and the 2011 Development Agreement have not been registered under the Securities Act of 1933, as amended ("Securities Act"). The offer of such securities is exempt from the registration requirements of the

Securities Act, pursuant to Section 4(a)(2) of the Securities Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act. A Form D was filed by the Company reporting additional information regarding the sale of the securities.

Corgenix Purchase of Equity Securities

        There were no equity securities purchased by the Company in the fiscal year ended June 30, 2014.

Item 6.    Selected Financial Data.

        Not required.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere herein.

  General

        Since our inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market products covering autoimmune disorders, vascular diseases and liver disease. Our products are sold in the U.S. through our marketing and sales organization, internationally through ELITech and their distributor network, and to several significant OEM partners.

        We manufacture products for inventory based upon expected sales demand, usually shipping products to customers within 24 hours of receipt of orders if in stock. Accordingly, we do not operate with a customer order backlog.

        We have generated revenues over the past 24 years primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of sales of contract manufactured products for other companies and service fees from research and development agreements with strategic partners.

  Recent Developments

  Merger Agreement

        On August 27, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Centennial Medical Holdings, Inc., a Delaware corporation ("Parent"), and Centennial Integrated, Inc., a Nevada corporation and newly-formed subsidiary of Parent ("Merger Sub"), providing for the merger of Merger Sub with and into us (the "Merger"), with Corgenix Medical Corporation surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Water Street Healthcare Partners, LLC. The Merger Agreement was approved unanimously by our Board of Directors. The description of the Merger Agreement and related voting agreement below does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014.

        At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares (i) held by us in treasury, (ii) owned by Parent or Merger Sub or any other wholly owned subsidiary of Parent, or (iii) held by shareholders who have perfected and not withdrawn a demand for appraisal rights under Nevada law) will be cancelled and converted automatically into the right to receive $0.27 in cash (the "Merger Consideration"), without interest. Each stock option and warrant which has not been exercised will be cancelled and the holder will be entitled to receive cash equal to the aggregate number of shares of our common stock issuable upon exercise times the excess, if any, of the Merger Consideration over the per share exercise price, subject to any withholding taxes. Any holders of options or warrants with an exercise price greater than the Merger Consideration are not entitled to any payment.

        Consummation of the Merger is subject to various closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger. Consummation of the Merger is not subject to a financing condition. If the Merger is not consummated by December 31, 2014, either party has the right to terminate the Merger Agreement, subject to certain conditions.

        Under the Merger Agreement, we are subject to a "no-shop" restriction on our ability to solicit offers or proposals relating to an alternative acquisition proposal or to provide information to or engage in discussions or negotiations with third parties regarding an alternative acquisition proposal. The no-shop provision is subject to a "fiduciary-out" provision that allows our Board of Directors to change its recommendation that shareholders vote in favor of the Merger if we receive an unsolicited written alternative acquisition proposal that our Board of Directors determines, after consultation with its financial advisor and outside legal counsel, would result in a transaction more favorable to our shareholders than the transactions contemplated by the Merger Agreement, and not doing so would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. If such a decision were made, the Board may withdraw its recommendation in favor of the merger and then provide information to and participate in discussions with third parties. The Merger Agreement provides Parent certain rights to match any such superior proposal (as defined in the Merger Agreement). The "fiduciary-out" also allows our Board of Directors to change its recommendation that shareholders vote in favor of the Merger in case of "intervening events" or material developments lead the Board of Directors to conclude, after consultation with its financial advisor and outside counsel that in light of such intervening event, failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. The Merger Agreement also provides Parent with certain rights to negotiate adjustments to the terms and conditions of the Merger Agreement in order to avoid such change in board recommendation.

        The Merger Agreement allows the parties to terminate the Merger Agreement under certain circumstances. Parent may terminate if our Board of Directors changes its recommendation to shareholders to vote in favor of the transaction in accordance with the Merger Agreement, we breach the Merger Agreement, or if we enter into an acquisition agreement with a third party following the receipt of a superior proposal. We may terminate the Merger Agreement if we enter into an acquisition agreement with a third party following the receipt of a superior proposal or if Parent breaches the Merger Agreement. Upon termination of the Merger Agreement under specified circumstances (including upon acceptance of a superior proposal), we must pay Parent a termination fee of $324,000 and reimburse Parent for out of pocket expenses up to $400,000. The Merger Agreement also provides that Parent must pay us a "reverse termination fee" of $648,000 and reimburse us up to $400,000 for out of pocket expenses under specified circumstances.

        On August 27, 2014, in connection with the Merger Agreement, Parent entered into a voting agreement with all of our executive officers and directors who are also our shareholders (the "Shareholders") and together represented approximately 5.5% of our outstanding shares of common stock as of August 25, 2014. Under the terms of the voting agreement, each of the Shareholders agreed to vote and irrevocably appoint Parent as its proxy to vote, all of their shares (a) in favor of the approval of the Merger and adoption of the Merger Agreement; (b) against any other acquisition proposal or proposal or transaction that would reasonably expected to prevent or delay the consummation of the Merger Agreement; (c) against any proposal that would reasonably be expected to result in a breach of the Merger Agreement by the Company; (d) in favor of any adjournment or postponement of the special meeting where Shareholder Approval is sought, as requested by Parent, and (e) in favor of any other matter necessary to approve the Merger Agreement or otherwise requested by Parent in order to consummate the Merger. Under the terms of the voting agreement, each Shareholder agreed not to exercise any appraisal rights or dissenters' rights in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement. The voting agreement terminates on the earlier of (a) the effective date of the Merger, (b) the termination of the Merger Agreement or (c) the date our Board of Directors effects a change in board recommendation pursuant to the Merger Agreement.

  Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606). This ASU seeks to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. Generally Accepted Accounting Principles ("US GAAP"). The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is still analyzing the effect that adopting this standard will have on the Company's financial statements.

  Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and our significant accounting policies are summarized in Note 1 to the accompanying consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

        Revenue is only recognized when it is realized or realizable and earned. Revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues, and when, in the case of products sold, the transfer of title of the respective goods has been accomplished (generally, upon shipment), or, in the case of services, when the service has been rendered.

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

        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. Depreciation and amortization is calculated primarily using the straight- line method over the estimated useful lives of the respective assets which range from 3 to 7 years.

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

        We evaluate the ability to realize the value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has served as a sub-contractor to Tulane University for several NIH funded grants and contracts related to development of diagnostics, vaccines and therapeutics for hemorrhagic fever viruses. Under the terms of the subcontracts, the Company invoices Tulane monthly for all allocable expenses incurred in support of the grants and contracts. This includes fully burdened salaries, supplies, production kits, travel and equipment. The Company serves as the principal investigator for an NIH funded three-year contract to develop recombinant diagnostic tests for the filoviruses (Ebola and Marburg), and has engaged three subcontractors (Tulane University, Autoimmune Technologies and the Scripps Research Institute) to assist in the development. Each month the subcontractors invoice the Company for allocable monthly expenses including fully burdened salaries, supplies and travel; the Company consolidates these expenses with its own allocable expense and invoices the NIH. The Ebola/Marburg project was initiated in the fiscal year ended June 30, 2014.

        R & D expense consists primarily of the labor related costs, the cost of clinical studies and travel expenses, laboratory supplies and product testing expenses related to the research and development of new and existing diagnostic products. Research and development costs and any costs associated with internally developed patents, formulas or other proprietary technology are expensed as incurred. Revenue from research and development contracts, as noted above, represents amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Revenue is recognized as work is performed and expenditures are made over the contract period. Research and development agreements in effect in 2014 and 2013 provided for fees to the Company based on time and materials in exchange for performing specified research and development functions. Research and development contracts are generally short and intermediate term with options to extend, and can be cancelled under specific circumstances.

        Inventories are recorded at the lower of cost or market, using the first in, first out method.

  Results of Operations

  Year Ended June 30, 2014 compared to 2013

        Net sales.    The following two tables provide the reader with further insight as to the changes of the various components of our sales for the comparable fiscal years ended June 30, 2014 and June 30, 2013. As can be read from the two tables below, the principal reasons for the increase in total revenues for the Company for the current fiscal year were primarily due to increases in domestic revenues brought about by increases in the sales of AspirinWorks assays and Contract Manufacturing sales, in addition to an increase in R & D and Grant revenues, partially offset by decreases in international, hyaluronic acid coagulation and autoimmune sales. Aspirin Works sales continued to rise as a result of new customers and the increased demand from one of our largest customers. Contract manufacturing sales also showed a substantial increase as a result of the increased demand for the products of our two primary contract manufacturing customers. The large decrease in international sales resulted from continuing economic slowness in Europe. Autoimmune sales dropped to zero as we made the decision to discontinue this line of products due to the substantial pricing pressure from the many competitors in the worldwide market for these products.

	Fiscal Year Ended June 30,
			% Incr. (Decr.)
	2014	2013
Sales:
Geographical Breakdown
North America	$10,048,844	$8,897,977	12.9%
International	$962,734	$1,289,828	(25.4)%

Total Sales	$11,011,578	$10,187,805	8.1%

	Fiscal Year Ended June 30,
			% Incr. (Decr.)
	2014	2013
Sales:
By Category
Phospholipid Sales	$2,698,944	$2,666,799	1.2%
Coagulation Sales	$928,297	$1,023,821	(9.3)%
Aspirin Works Sales	$1,144,470	$960,048	19.2%
Hyaluronic Acid Sales	$778,569	$880,842	(11.6)%
Autoimmune Sales	$—	$68,890	(100.0)%
Contract Manufacturing	$2,737,058	$2,140,989	27.8%
Contract R & D and Grant revenues	$1,157,288	$946,689	22.2%
OEM	$790,782	$812,030	(2.6)%
Instruments	$410,942	$386,892	6.2%
Shipping and Other	$365,228	$300,805	21.4%

Total Sales	$11,011,578	$10,187,805	8.1%

        Cost of revenues.    The total cost of revenues, as a percentage of sales, were 52.0% for the fiscal year ended June 30, 2014 versus 55.2% for the prior fiscal year. The primary reason for the decrease was a result of more timely and economical raw materials purchasing, plus the continuing efficiencies in our manufacturing processes. The following table shows, for the fiscal year ended June 30, 2014, the composition of the cost of revenues, between the cost of revenues related to our core business and that related to our contract research and development and grant revenues, and their relative percentage of related revenues.

Fiscal Year Ended June 30, 2014

	CORE BUSINESS	R & D AND GRANT	TOTAL
SALES/REVENUES	$9,854,290	$1,157,288	$11,011,578
DIRECTLY RELATED COST OF REVENUES	$4,888,263	$832,621	$5,720,884
COST OF REVENUES AS % OF REVENUES	49.6%	72.0%	52.0%

Fiscal Year Ended June 30, 2013

	CORE BUSINESS	R & D AND GRANT	TOTAL
SALES/REVENUES	$9,241,116	$946,689	$10,187,805
DIRECTLY RELATED COST OF REVENUES	$4,910,946	$713,326	$5,624,272
COST OF REVENUES AS % OF REVENUES	53.1%	75.4%	55.2%

        Selling and marketing expenses.    For the fiscal year ended June 30, 2014, selling and marketing expenses increased $154,107, or 9.1%, to $1,855,685 from $1,701,578 in fiscal 2013. The $154,107 increase versus the prior year resulted primarily from increases of $145,583 in outside services expense and $93,127 in advertising expense, partially offset by decreases of $84,693 in other selling and marketing expenses.

        Research and development expenses.    Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of sales, increased $124,414, or 9.6% to $1,420,535 for the fiscal year ended June 30, 2014, from $1,296,121 for the fiscal year ended June 30, 2013. The $124,414 increase versus the prior year resulted primarily from increases of $160,665 in laboratory supplies expense and $28,834 in development project expenses, partially offset by a net decrease of $65,085 in other research and development expenses.

        General and administrative expenses.    For the fiscal year ended June 30, 2014, general and administrative expenses increased $464,719, or 23.4%, to $2,447,494 from $1,982,775 in fiscal 2013. The $464,719 increase versus the prior year resulted primarily from increases of $159,920 in the expenses related to the company's exploration of strategic alternatives, $247,399 in labor-related expenses, the vast majority of which being due to the Company no longer charging a portion of said labor-related expenses to manufacturing overhead, plus a net increase of $57,400 in other general and administrative expenses.

        Interest expense.    Interest expense decreased $6,129, or 29.3%, from $20,903 in fiscal 2013 to $14,774 for the fiscal year ended June 30, 2014. This substantial reduction in interest expense was primarily due to the considerably lower borrowings for the current fiscal year.

  ADJUSTED EBITDA

        The Company's earnings before interest, taxes, depreciation, amortization, and non cash expense associated with stock based compensation ("Adjusted EBITDA") increased $118,261, or 16.9%, to $818,912 for the fiscal year ended June 30, 2014 compared with Adjusted EBITDA of $700,651 for the prior fiscal year ended June 30, 2013. The primary reason for the increase in Adjusted EBITDA for the current fiscal year was the net income earned for the current period. Although adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company's ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. In addition, because adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income as shown on the accompanying Statement of Operations can be made by eliminating depreciation and amortization expense, corporate stock based compensation expense, interest expense, and income tax expense, if any, from the net income and further eliminating any interest income from said net income as in the following table:

	Fiscal Year Ended June 30,
	2014	2013
RECONCILIATION OF ADJUSTED EBITDA:
Net income	$371,437	$278,536
Add back:
Depreciation and Amortization	288,661	302,260
Income taxes	14,000	—
Stock based compensation expense	130,650	99,422
Interest income	(610)	(470)
Interest expense	14,774	20,903

Adjusted EBITDA	$818,912	$700,651

  Financing Agreements

        Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the "LSQ Agreement"), LSQ provided a line of credit ("Line") to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000. The LSQ Agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2011, and the description of material terms of the LSQ Agreement is qualified in its entirety by reference to that exhibit. Interest accrued on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date. In addition, pursuant to the terms of the LSQ Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the LSQ Agreement or otherwise. For the fiscal years ended June 30, 2014 and June 30, 2013, the Company did not borrow under the line. Fees paid to LSQ for other services for the fiscal years ended June 30, 2014 and June 30, 2013 totaled $832 and $2,034, respectively. The LSQ Agreement was terminated effective October 27, 2013.

        On August 28, 2013, the Company entered into a Business Loan Agreement (the "Loan Agreement") effective August 15, 2013 between the Company and Bank of the West (the "Bank"). This Loan Agreement replaced the LSQ Agreement noted above.

        Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the "Revolver") to the Company not to exceed $1,500,000. Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum. Interest payments are due monthly.

        Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Revolver will terminate and all loans there under must be repaid on November 5, 2014. The Company does not expect to renew the Revolver subsequent to its termination.

        The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company. As of June 30, 2014, the Company was in compliance with the financial covenents of the Revolver.

        In addition, pursuant to the terms of the Loan Agreement, the Company granted to the Bank a security interest in all of the Company's assets to secure the repayment of the loans under the Revolver and to secure all other obligations of the Company to the Bank.

        The Company will use any money it receives under the Revolver for general short term working capital purposes.

        The Revolver was activated on October 30, 2013. During the current fiscal year ended June 30, 2014, the Bank did not fund anything under the Revolver. Consequently, there were no fees paid to the Bank for interest and other services for the same period.

        The Company showed a large increase in capital lease obligations for the current year, primarily as a result of entering into a new capital lease on a large piece of manufacturing equipment during the period.

  Liquidity and Capital Resources

        At June 30, 2014, our working capital increased by $616,498 to $5,170,215 from $4,553,717 at June 30, 2013, and concurrently, our current ratio (current assets divided by current liabilities) increased from 5.77 to 1 at June 30, 2013 to 5.6 to 1 at June 30, 2014. The increase in working capital for the current fiscal year was primarily attributable to a $784,955 increase in total current assets, most notably in accounts receivable, which more than offset the $168,457 increase in total current liabilities.

        At June 30, 2014, trade and other receivables were $1,982,200 versus $1,500,461 at June 30, 2013. Accounts payable, accrued payroll and other accrued expenses amounted to $1,037,769 as of June 30, 2014, versus $846,109 as of June 30, 2013. At June 30, 2014, inventories were $1,782,235 versus $2,032,545 at June 30, 2013. This decrease in inventories occurred as a result of a continuing effort to better manage the company's purchasing practices in addition to the streamlining of the manufacturing process related to our products.

        For the fiscal year ended June 30, 2014, cash provided by operating activities amounted to $568,772, versus $501,024 for the fiscal year ended June 30, 2013. This year to year increase in the cash provided by operating activities was primarily due to the increase in net income for the current year plus the decrease in inventories as of June 30, 2014. The $568,772 cash provided by operating activities was primarily attributable to the net income for the current year, supplemented by non cash items such as depreciation and amortization plus stock-based compensation expense, a significant reduction in inventories, and increases in accounts payable and net other current liabilities during the current fiscal year. The $568,772 cash provided by operating activities minus the $232,044 of cash used by investing activities (primarily due to the purchase of equipment), plus the $147,164 net cash provided by financing activities, resulted in a net increase of $483,892 in our cash balance as of June 30, 2014. As a result of the improved generation of cash by operating and financing activities for the current year, the Company did not need to draw down nor service any debt, thus accounting for the net increase in cash for the period.

        We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,555,240 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to sustain profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline or achieve very slow growth, we would likely incur operating losses and a decreasing level of liquidity for that period of time. In view of this, and in order to further improve our liquidity and operating results, we entered into the ELITech collaboration and investment.

        We believe that we have sufficient working capital for our existing operations. However, we can provide no assurance that we will be able to secure additional funding for our future operations. A sustained period of unprofitable operations may strain our liquidity and make it difficult to maintain compliance with our financing arrangements. While we may seek additional sources of working capital in response, we an provide no assurance that we will be able to secure this funding, if necessary. We may sell additional equity or borrow additional amounts to improve or preserve our liquidity or expand our existing business. We can provide no assurance that we will be able to secure the funding necessary for additional working capital needs at reasonable terms, if at all.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than the lease agreement described below.

  Contractual Obligations and Commitments

        We had the following contractual obligations and commitments as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Within 1 year	2 - 3 years	4 - 5 years	More than 5 years
Capital lease obligations	$253,478	$84,439	$169,039	—	—
Interest on capital lease obligations	$19,515	$9,364	$10,151	—	—
Operating leases	$2,009,452	$417,330	$831,992	$760,130	—

Total contractual cash obligations	$2,282,445	$511,133	$1,011,182	$760,130	$—

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

  •
  For the period of May 1, 2013 through April 30, 2014, Base Rent was $254,720.00 per annum payable in monthly installments of $21,226.67 per month.

  •
  For the period of May 1, 2014 through April 30, 2015, Base Rent is $277,120.00 per annum payable in monthly installments of $23,093.33 per month.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14c and 15d-15f under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Exchange Act and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

Changes in internal controls

        There have been no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) or in other factors that materially affected or are reasonably likely to materially affect our internal controls and procedures over financial reporting during the fiscal year ended June 30, 2014.

 MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        To evaluate the effectiveness of internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in InternalControl—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of June 30, 2014.

        This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Sarbanes-Oxley Rule 404(c).

Item 9B.    Other Information.

        On May 13, 2014, we also adopted a Short-term Senior Management Bonus Plan ("SMBP") to provide an opportunity to earn cash as bonus compensation as added incentive for sustaining high levels of performance by our executive officers and certain members of senior management in achieving organizational and financial goals of the Company. The SMBP was designed for the twelve month period ended December 31, 2014. In addition, the SMBP was established to balance the focus of short-term success of the Company with the accomplishment of longer-term objectives. No bonus was accrued under the STMB as of June 30, 2014.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

        The following table sets forth certain information with respect to the directors and executive officers of Corgenix as of June 30, 2014:

Name	Age	Position	Director/ Officer Since
Douglass T. Simpson	66	President and Chief Executive Officer, Director	1998
Ann L. Steinbarger	61	Senior Vice President Sales and Marketing	1998
William H. Critchfield	68	Senior Vice President Operations and Finance and Chief Financial Officer	2000
Robert Tutag	72	Director	2005
Dennis Walczewski	66	Director	2006
Stephen P. Gouze	62	Chairman of the Board	2008
David Ludvigson	63	Director	2010
Dennis Fusco	62	Director	2013
Brandon J. Price	65	Director	2013

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

        William H. Critchfield has been the Senior Vice President Operations and Finance and Chief Financial officer since April 2011, was the Senior Vice President Finance and Administration and Chief Financial Officer of the Company since April 2006, and was Vice President and Chief Financial Officer from December 2000 to April 2006. Prior to joining Corgenix, Mr. Critchfield was Executive Vice President and Chief Financial Officer of U.S. Medical, Inc., a Denver, Colorado based privately held distributor of new and used capital medical equipment. From May of 1994 through July of 1999, he served as President and Chief Financial Officer of W.L.C. Enterprises, Inc., a retail business holding company. From November 1991 to May 1994, Mr. Critchfield served as Executive Vice President and Chief Financial Officer of Air Methods Corporation, a publicly traded company which currently is the leading U.S. company in the air medical transportation industry and is the successor company to Cell Technology, Inc., a publicly traded biotechnology company, where he served in a similar capacity from 1987-1991. From 1986 through September 1987 he served as Vice President of Finance and Administration for Biostar Medical Products, Inc., a developer and manufacturer of diagnostic immunoassays. In the past, Mr. Critchfield also served as Vice President of Finance and Executive Vice

President for Nuclear Pharmacy, Inc., formerly a publicly traded company and the world's largest chain of centralized radiopharmacies. Mr. Critchfield is a certified public accountant in Colorado. He graduated magna cum laude from California State University-Northridge with a Bachelor of Science degree in Business Administration and Accounting.

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

        Robert Tutag was appointed to the Company's Board of Directors in September 2005. Mr. Tutag is currently and since 1990, has been President of Unisource, Inc., a privately held Boulder, Colorado company which identifies and develops niche pharmaceutical products for generic and brand name pharmaceutical companies. From 1964 through 1982, Mr. Tutag was President and Chief Operating Officer of Tutag Corporation. In that capacity, he developed and managed operations of Cord Laboratories, one of the original generic pharmaceutical manufacturing companies, in addition to founding and overseeing Geneva Generics, a generic sales and distribution company, which developed into one of the country's premier companies in its industry. Both Cord Laboratories and Geneva Generics were acquired by Ciba-Geigy Corporation. During that time period, Mr. Tutag also served as a Director of Geneva Generics and as Vice President of Sales and a Director of Tutag Pharmaceuticals, a branded distribution company. From 1983 through 1989, Mr. Tutag was President and Chief Executive Officer of NBR Financial, Inc., a multi bank holding company in Boulder, Colorado. Since 1977 until the present, Mr. Tutag has also been editor of GMP Trends, Inc., Boulder, Colorado, an informational newsletter that reviews FDA and GMP inspection reports (483's) for the pharmaceutical and medical device industries. Mr. Tutag also served as interim president from 1999-2000 and was a director from 1997-2001 of the Bank of Cherry Creek in Boulder, Colorado. He received a BBA and an MBA from the University of Michigan.

        Dennis Walczewski was appointed to the Company's Board of Directors in January, 2006. Mr. Walczewski's background consists of over 30 years experience in the Diagnostic and Biotechnology industries. Mr. Walczewski has held either management or executive positions in Promega, T-Cell Diagnostics, Endogen and Boehringer Manheim (now Roche). He had been employed by MBL international or MBLI for the previous ten years and through September 21, 2012, was MBLI's Chief Executive Officer. Mr. Walczewski holds a B.S. in Chemistry from Suffolk University and an MBA from Indiana Wesleyan University. Mr. Walczewski, for the past three years, has served as a Trustee of Suffolk University and is involved with the Boy Scouts of America, Cape Cod and Islands Council as Treasurer.

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

        David Ludvigson was appointed to the Company's Board of Directors in July 2010. Mr. Ludvigson is currently President of Knight-Ludvigson Advisors, a business consultancy firm, in addition to being CEO and a Director of China Stem Cells since June of 2010. From 2003 until 2009, Mr. Ludvigson was an executive with Nanogen, Inc., a molecular and point of care diagnostics company. Mr. Ludvigson joined Nanogen full-time as Executive Vice President, Chief Financial Officer and Treasurer and was appointed to the position of President and Chief Operating Officer in June, 2004. Mr. Ludvigson was a director of Nanogen from 1996 until June 2003. Prior to joining Nanogen, he was President and Chief Executive Officer of Black Pearl, Inc. ("Black Pearl"), an event-based business intelligence software company, from November 2001 until January, 2003. Prior to Black Pearl, from August 2000 to January 2001, Mr. Ludvigson was President of InterTrust Technologies, a digital rights management software company. Prior to joining InterTrust Technologies, Mr. Ludvigson was a Senior Vice President and Chief Operating Officer of Matrix Pharmaceuticals, Inc. ("Matrix") from October 1999 to August 2000. In addition, from 1998 to August 2000 he was also the Chief Financial Officer of Matrix. From February 1996 to June 1998, Mr. Ludvigson was President and Chief Operating Officer of NeTpower. From 1992 to 1995, Mr. Ludvigson was Senior Vice President and Chief Financial Officer of IDEC Pharmaceuticals. Prior to that time, he served as Senior Vice President of Sales and Marketing for Conner Peripherals and as Executive Vice President, Chief Financial Officer and a director of MIPS Computer Systems, Inc., a RISC microprocessor developer and systems manufacturer Mr. Ludvigson received a B.S. and an M.A.S. from the University of Illinois.

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

        Dr. Brandon Price was elected to the Company's Board of Directors in December of 2013. Dr. Price currently serves as Principal Consultant at Falcon Ridge Associates, Inc., a position he has held since May 2005. In that role, Dr. Price serves as co-founder of Biogenin S.A.P.I. de C.V., an importer into Mexico of veterinary and human pharmaceutical and diagnostic products. Dr. Price served as the Chief Executive Officer of GalenBio, Inc., a human and veterinary vaccine platform technology developer, from May 2007 to December 2012, while also serving as VP of Business development of Sterogene BioSeparations from May 2010 to December 2012. In addition, Dr. Price served as Chief Executive Officer and Director of Cognate Therapeutics, Inc., a developer of human stem cell therapeutics, from September 2005 to February 2006. From May 2003 to August 2005, Dr. Price served as Vice President of Biotechnology Services for Cardinal Health. From June 2000 to April 2003, he was Chief Executive Officer, President and Director of Goodwin Biotechnology, Inc., a cell culture contract manufacturing company, and from June 1998 to May 2000, he served as Chief Executive Officer and Director of CropTech Corporation, a biotechnology startup. Dr. Price serves on the Board of Directors of Prairie Plant Systems, Inc. where he serves as the Chair of the Technology & Product Commercialization Committee, Virginia Biotechnology Research Park, where he serves as the Chairman of the Personnel Committee, OcuSciences, Inc., Center for Entrepreneurial Excellence at the University of Guadalajara Business School, and Nascent Biologics, Inc. He also serves as the Chairman of the Professional Science Master's Program Advisory Committee at the Virginia Commonwealth University, and is a visiting professor of Business at the University of Guadalajara Business School. Dr. Price received a B.S. in Biophysics and Mathematics and a Ph.D. in Biophysics from the University of Michigan.

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

        The Audit Committee currently consists of two independent directors: Messrs. Fusco and Walczewski. Mr. William Critchfield, the Senior Vice President Operations and Finance and Chief Financial Officer, participates in Audit Committee meetings as requested. The Board has determined that Mr. Fusco qualifies as an "Audit Committee Financial Expert" as that term is defined in rules promulgated by the Securities and Exchange Commission and is independent as defined by the American Stock Exchange listing standards.

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

        In this context, the Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee also has discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 16 (Communications with Audit Committees), as currently in effect, as adopted by the Public Company Accounting Oversight Board (PCAOB) in Rule 3200T.

        Our independent registered public accounting firm also provided to the Audit Committee the written disclosures and letter required by the PCAOB, as currently in effect, and the Audit Committee has discussed with the independent registered public accounting firm that firm's independence. The Audit Committee has considered whether the independent registered public accounting firm's provision of non audit services is compatible with maintaining the independence of the accountants.

        Based on the above discussion and review with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for filing with the SEC.

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

        Based solely on our review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with during the fiscal year ended June 30, 2014.

Item 11.    Executive Compensation.

        The following table shows how much compensation was paid by Corgenix for the last three fiscal years to our Principal Executive Officer, and the other two Executive Officers, for services rendered during such fiscal years (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and principal position	Fiscal Year Ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Comp ($)	All other Comp. ($)(1)(2)	Total ($)
Douglass T. Simpson	2014	$240,000	$30,000	$—	$—	$—	$19,548	$289,548
President, Chief Executive	2013	$227,970	$—	$—	$—	$—	$20,777	$248,747
Officer	2012	$227,970	$—	$—	$13,454	$—	$17,130	$258,554
William H. Critchfield,	2014	$219,000	$25,185	$—	$—	$—	$19,548	$263,733
Senior Vice President	2013	$206,703	$—	$—	$—	$—	$20,777	$227,480
Operations and Finance and CFO	2012	$206,703	$—	$—	$11,212	$—	$17,130	$235,045
Ann L. Steinbarger	2014	$182,000	$12,740	$—	$—	$—	$20,556	$215,296
Senior Vice President Sales	2013	$171,344	$—	$—	$—	$—	$21,408	$192,752
and Marketing	2012	$171,344	$—	$—	$8,969	$—	$17,644	$197,957

(1)
We paid each executive officer an automobile allowance of $500 per month in 2014, 2013 and 2012, in addition to paying approximately 94% of each officer's group health insurance premium.

(2)
There is no golden parachute compensation.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Weighted Average Option Exercise Price ($/Share)	Option Expiration Dates	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
Douglass T. Simpson	466,667	93,333	—	$0.15	8/22/17 - 8/27/20	—	—	—	—
William H. Critchfield	383,333	66,667	—	$0.15	8/22/17 - 8/27/20	—	—	—	—
Ann L. Steinbarger	226,667	53,333	—	$0.16	8/30/18 - 8/27/20	—	—	—	—

Director Compensation

Name	Fees Earned	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Douglass T. Simpson	—	—	—	—	—	—	—
David Ludvigson	—	—	$8,059	—	—	—	$8,059
Dennis Walczewski	$12,500	—	$8,059	—	—	—	$20,559
Robert Tutag	$14,500	—	$8,059	—	—	—	$22,559
Brandon J. Price	$13,500	—	$10,027	—	—	—	$23,527
Stephen P. Gouze	$11,000	—	$8,059	—	—	—	$19,059
Dennis J. Fusco	$14,000	—	$8,059	—	—	—	$22,059

        Our current policy is to pay each independent director a quarterly retainer of $1,500, plus $500 per board meeting and $500 per board committee (audit, compensation and nominating) either attended in person or via telephone. In addition, annually each independent director is granted options to purchase 40,000 shares of our common stock at the fair market value at the date of grant and vesting 100% upon grant. Dr. Price was issued stock options for 50,000 shares for the current year, which consisted of 10,000 prorated stock options for the prior year, plus 40,000 stock options for the current year. Per our arrangement with ELITech, Mr. Ludvigson is not compensated in cash by Corgenix for board meetings attended, but does however, receive stock options in parallel with the independent members of our Board of Directors.

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

  •
  Establish compensation plans, including policies and programs with respect to the incentive compensation plans and equity based plans;

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

        Our compensation Committee has the authority to seek advice and assistance from outside consultants and our executive officers in determining and evaluating director, CEO and other executive officer compensation. The overall goals have been to attract, retain, motivate, and align the executives and directors with stockholder share value. During the fiscal year ended June 30, 2013, we solicited advice from an outside consultant. The data provided in 2013 is referred to as the "2013 Report." The consultant provided us with recommendations and findings on executive base pay, bonus, long-term incentive cash and equity awards. No similar report was provided in Fiscal 2014. The recommendations and findings are used for executives as a long-term target to give the various pay components a grounded focus. The Compensation Committee has the authority to obtain advice and assistance from any officer or any outside legal experts or other advisors. The Compensation Committee has also utilized the advice of the CEO in determining compensation and performance of executive officers.

Long-Term Incentive Compensation

        The Company's 2011 Incentive Compensation Plan (the "2011 Plan") and the 2007 Incentive Compensation Plan (the "2007 Plan") each provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee appointed by the Company's Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. In the fiscal year ended June 30, 2014, 1,025,000 stock options were granted under the 2011Plan, at exercise prices ranging from $0.18 to $0.36. In the fiscal year ended June 30, 2013, 350,000 stock options granted were granted under the 2011 Plan, at exercise prices ranging from $0.10 to $0.22 and with vesting periods ranging from immediate vesting to three years. All of the options have a life of seven years. The Restricted Stock Program administered by the Committee provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. No shares of restricted stock were awarded during fiscal years ended June 30, 2014 and June 30, 2013.

Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2014, we adopted a One Year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn cash or registered shares of our common stock as bonus compensation upon the achievement by the Company of certain stipulated and targeted financial results. As a result of the achievement by the Company of these stipulated and targeted financial results for the current fiscal year, $67,925 has been expensed and accrued for the fiscal year ended June 30, 2014 as an accrued cash bonus, payable to the executive officers. The following table shows the detail of the accrued cash bonus for each executive officer for the year:

Douglass Simpson	$30,000
William Critchfield	$25,185
Ann Steinbarger	$12,740

Total	$67,925

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises by the Named Executive Officers during the fiscal year ended June 30, 2014 and outstanding options held by the Named Executive Officers as of June 30, 2014:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Options at FY-End # Exercisable and Unexercisable	Value of In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
Douglass T. Simpson	0	0	466,667 and 93,333	$16,137/$59,655
William H. Critchfield	0	0	383,333 and 66,667	$14,695/$43,126
Ann L. Steinbarger	0	0	226,667 and 53,333	$5,767/$34,501

(1)
Based on the closing price of the Company's common stock at June 30, 2014 of $0.3193 per share.

Employment Agreements

        Since 2001, we have entered into employment agreements with each of the Company's three executive officers. Effective May 1, 2010, these contracts were modified. As of July 1, 2014 the annual salaries for the three Executive Officers are as noted opposite each of their names:

Officer	Current Annual Salary
• Douglass T. Simpson	$240,000 as of July 1, 2014
• William H. Critchfield	$219,000 as of July 1, 2014
• Ann L. Steinbarger	$182,000 as of July 1, 2014

        Each of the above employment agreements was for an initial term of three years, provides for severance payments equal to twelve month's salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), change of control protection, and an automobile expense reimbursement of $500 per month. In addition, each of the agreements provide for payments equal to a lump sum payment equal to twenty-four (24) months of their then current salary, in addition to a continuation of the Officer's health insurance benefits, in the event of a termination upon a change in control which takes place within twenty-four (24) months after the change of control occurs.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth, as of June 30, 2014, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors, (iii) each executive officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Corgenix, 11575 Main Street, Suite 400, Broomfield, CO 80020. Beneficial ownership, for purposes of this table, includes options and warrants to purchase common stock that are either currently exercisable or will be exercisable within 60 days of June 30, 2014. No director or executive officer beneficially owned more than 5% of the common stock.

        The percentage ownership data is based on shares of our common stock outstanding as of June 30, 2014, plus warrants and stock options outstanding in addition to common shares underlying convertible debt and redeemable convertible preferred stock. Under the rules of the SEC, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants that are currently exercisable, or will become exercisable within 60 days of June 30, 2014 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the option or warrant, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned.

	Amount and Nature of Beneficial Owner
Name and Address of Beneficial Owner	Number		Percent of Class
Wescor, Inc	27,373,870	(3)	45.91%
Warrant Strategies Fund LLC(2)	3,405,167		4.99%
350 Madison Avenue, 11th Floor
New York, NY 10017
Douglass T. Simpson(1)	902,505	(4)	1.69%
William H. Critchfield(1)	749,878	(5)	1.41%
Robert Tutag(1)	1,221,000	(6)	2.29%
Ann L. Steinbarger(1)	409,522	(7)	0.77%
Brandon J. Price(1)	50,000	(8)	0.09%
Stephen P. Gouze(1)	1,292,612	(9)	2.43%
David Ludvigson(1)	160,000	(10)	0.30%
Dennis Walczewski(1)	260,000	(11)	0.49%
Dennis Fusco(1)	80,000	(12)	0.15%
All current directors and current executive officers as a group (9 persons)	5,125,517	(13)	9.47%

(1)
Current director or officer.

(2)
Contractual restrictions in the warrants and purchase agreement with Corgenix prohibit Warrant Strategies Fund from exercising any warrants if such exercise would cause them to exceed 4.99% beneficial ownership of Corgenix. Warrant Strategies Fund holds warrants to acquire up to 6,485,455 shares of common stock.

(3)
Includes 2,962,963 shares issuable upon the exercise of warrants.

(4)
Includes 466,667 shares issuable within 60 days of June 30, 2014 upon the exercise of stock options.

(5)
Includes 383,333 shares issuable within 60 days of June 30, 2014 upon the exercise of stock options.

(6)
Includes 260,000 shares issuable within 60 days of June 30, 2014 upon the exercise of stock options.

(7)
Includes 226,667 shares issuable within 60 days of June 30, 2014 upon the exercise of stock options.

(8)
Includes 50,000 shares issuable within 60 days of June 30, 2014 upon the exercise of stock options.

(9)
Includes 240,000 shares issuable within 60 days of June 30, 2014 upon the exercise of stock options.

(10)
Includes 160,000 shares issuable within 60 days of June 30, 2014 upon the exercise of stock options.

(11)
Includes 260,000 shares issuable within 60 days of June 30, 2014 upon the exercise of stock options.

(12)
Includes 80,000 shares issuable within 60 days of June 30, 2014 upon the exercise of stock options.

(13)
Includes 2,126,667 shares issuable within 60 days of June 30, 2014 upon exercise of stock options.

Equity Compensation

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(c)
Equity compensation plans approved by security holders	3,615,000	$0.14	2,050,000
Total	3,615,000	$0.14	2,050,000

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

Director Independence

        Because the Company's common stock is traded on the Over the Counter Bulletin Board, the Company is not subject to the independence requirements of any securities exchange, regarding our directors, the membership of our board of directors or our board committees. However, the Board has determined that Messrs. Tutag, Gouze, Price, Fusco and Walczewski are each "independent" as that term is defined by the American Stock Exchange. Under the American Stock Exchange definition, an independent director is a person who (1) is not an executive officer or employee of the Company; (2) is not currently and has not been over the past three years employed by the Company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year); (3) has not (or whose immediate family members have not) been paid more than $120,000 during any period of twelve consecutive months within the past three fiscal years excluding compensation for board or board committee service, compensation paid to an immediate family member who is an employee (other than an executive officer) of the company, compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or benefits under a tax-qualified retirement plan or non discretionary compensation; (4) is not an immediate family member of an individual who is, or at any time during the past three fiscal years was, employed by the Company as an executive officer; (5) is not (or whose immediate family member is not) a partner in, controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company's securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years; (6) is not (or whose immediate family member is not) employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer's executive officers serve on the compensation committee of such other entity; or (7) is not (or whose immediate family member is not) a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Item 14.    Principal Accountant Fees and Services.

        Our principal outside accountant who serves as our auditor and our principal outside accountant for preparation of our Federal and State income tax returns is Hein & Associates LLP. The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountants are as follows:

	Audit Fees (Includes Form 10-Q Reviews & Consents)	Audit Related Fees	Tax Fees	All Other Fees
2014	$114,256	$—	$9,650	$—
2013	$107,145	$—	$8,100	$—

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

 PART IV

Item 15.    Exhibits and Reports to Form 10-K

  a.
  Financial Statements:

  Balance Sheets as of June 30, 2014 and 2013

  Statements of Operations and Comprehensive Loss for the years ended June 30, 2014 and 2013

  Statements of Stockholders' Equity for the years ended June 30, 2014 and 2013

  Statements of Cash Flows for the years ended June 30, 2014 and 2013

  Notes to Financial Statements

  b.
  Index to and Description of Exhibits

2.1		Agreement and Plan of Merger dated August 27, 2014 by and among Corgenix Medical Corporation, Centennial Medical Holdings, Inc. and Centennial Integrated, Inc., filed as Exhibit 2.1 to the Company's Form 8-K filed on August 28, 2014 and incorporated herein by reference.

3.1		Amended and Restated Articles of Incorporation, dated June 19, 2008, filed as Exhibit 3.1 to the Company's Form 10-Q filed on November 10, 2010 and incorporated herein by reference.

3.2		Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock for Corgenix Medical Corporation, filed as Exhibit 3.1 to the Company's Form 8-K filed December 30, 2005 and incorporated herein by reference.

3.3		Amended and Restated Bylaws dated September 30, 2010 filed as Exhibit 3.2 to the Company's Form 10-Q filed on November 10, 2010 and incorporated herein by reference.

9.1		Voting Agreement dated August 27, 2014 by and among Centennial Medical Holdings, Inc. and Stephen P. Gouze, Robert Tutag, Douglass T. Simpson, William H. Critchfield and Ann L. Steinbarger, filed as Exhibit 99.2 to the Company's Form 8-K filed on August 28, 2014 and incorporated herein by reference.

10.1	†	Management Agreement dated May 1, 2010 between Douglass T. Simpson and the Company, filed as Exhibit 10.1 to the Company's Form 8K filed May 5, 2010 and incorporated herein by reference.

10.2	†	Management Agreement dated May 1, 2010 between Ann L. Steinbarger and the Company, filed as Exhibit 10.4 to the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.3	†	Management Agreement dated May 1, 2010 between William H. Critchfield and the Company, filed as Exhibit 10.2 to the Company's Form 8-K filed May 5, 2010 and incorporated herein by reference.

10.4		Lease Agreement dated February 8, 2006 between Corgenix Medical Corporation and York County, LLC, a California limited liability company (as landlord), filed as Exhibit 10.27 to the Company's Registration Statement on Form SB-2 filed April 6, 2006 and incorporated herein by reference.

10.5		Product Development, Manufacturing and Distribution Agreement dated May 13, 2004 between Creative Clinical Concepts, Inc. and the Company, filed as Exhibit 10.26 to the Company's Form 10-K filed September 22, 2005 and incorporated herein by reference.

10.6		License Agreement dated March 1, 2007 between Corgenix Medical Corporation and Creative Clinical Concepts, filed as Exhibit 10.2 to the Company's Form 10-QSB filed May 15, 2007 and incorporated herein by reference.

10.7		Common Stock Purchase Agreement dated July 12, 2010 by and among Corgenix Medical Corporation, Financière ELITech SAS, and Wescor, Inc., filed as Exhibit 10.1 to the Company's Form 8-K filed July 15, 2010 and incorporated herein by reference.

10.8		Mutual Confidentiality Agreement dated as of July 16, 2010 by and among Financière ELITech SAS, Wescor, Inc., ELITech UK Limited, Corgenix Medical Corporation, and Corgenix U.K. Ltd. filed as Exhibit 10.3 to the Company's Form 8-K filed July 15, 2010 and incorporated herein by reference.

10.9		Master Distribution Agreement dated July 16, 2010 by and between Corgenix Medical Corporation and ELITech UK Limited filed as Exhibit 10.5 to the Company's Form 8-K filed July 15, 2010 and incorporated herein by reference.

10.10		Fifth Amendment to Lease Agreement between Corgenix Medical Corporation and KE Denver One, LLC, dated April 11, 2011, filed as Exhibit 10.2 to the Company's Form 8-K filed April 15, 2011 and incorporated herein by reference.

10.11		First Amended & Restated Joint Product Development Agreement dated July 28, 2011 among Corgenix Medical Corporation, Financier Elitech SAS and Wescor, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 2, 2011).

10.12	†	2011 Incentive Compensation Plan, filed with the Company's Schedule 14A filed on December 5, 2011 and incorporated herein by reference.

10.13	(1)	Supply Agreement dated July 1, 2011 between the Company and diaDexus, Inc., filed as Exhibit 10.67 to the Company's Annual Report filed on September 27, 2012 and incorporated herein by reference(filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

10.14		Business Loan Agreement between Corgenix Medical Corporation and Bank of the West dated August 15, 2013, filed as Exhibit 10.1 to the Company's Form 8-K filed September 4, 2013 and incorporated herein by reference.

10.15		Promissory Note dated August 15, 2013 executed by Corgenix Medical Corporation as Borrower to Bank of the West as Lender, filed as Exhibit 10.2 to the Company's Form 8-K filed September 4, 2013 and incorporated herein by reference.

10.16		Collaborative Development and Manufacturing Agreement dated October 22, 2013 between the Company and Health Diagnostics Laboratory, Inc., filed as Exhibit 10.1 to the Company's Form 8-K filed October 28, 2013 and incorporated herein by reference (filed in redacted form since confidential treatment was required pursuant to Rule 24-2 for certain portions thereof).

10.17	†	Fourth Amended and Restated Employee Stock Purchase Plan, filed with the Company's Schedule 14A on November 5, 2013 as Appendix A, and incorporated herein by reference.

10.18	(1)	Technology Transfer, License and Product Development Agreement dated August 15, 2014 between the Company and Eli Lilly and Company and incorporated herein by reference (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof)

10.19	*†	Corgenix Short-Term Incentive Plan Fiscal Year 2014.

10.20	*†	Corgenix Senior Management Bonus Plan Calendar Year 2014.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema Document**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB		XBRL Taxonomy Extension Label Linkbase Document**

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**

(1)
Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

*
Filed herewith.

**
Furnished electronically with this report.

†
Represents a management contract or compensatory plan arrangement.

CORGENIX MEDICAL CORPORATION

Financial Statements
June 30, 2014 and 2013
(With Independent Registered Public Accounting Firm's Report Thereon)

CORGENIX MEDICAL CORPORATION

Financial Statements
June 30, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Corgenix Medical Corporation:

        We have audited the accompanying balance sheets of Corgenix Medical Corporation as of June 30, 2014 and 2013, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corgenix Medical Corporation and subsidiaries as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
September 10, 2014

CORGENIX MEDICAL CORPORATION

Balance Sheets

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$2,440,516	$1,956,624
Accounts receivable, less allowance for doubtful accounts of $30,000	1,727,379	967,881
Accounts receivable due from affiliates (note 7)	246,587	298,956
Other receivables	8,234	233,624
Inventories	1,782,235	2,032,545
Prepaid expenses	87,472	17,838

Total current assets	6,292,423	5,507,468

Property and Equipment:
Capitalized software costs	373,132	357,832
Machinery and laboratory equipment	2,093,854	1,644,354
Furniture, fixtures and office equipment	1,776,553	1,747,199

	4,243,539	3,749,385
Accumulated depreciation and amortization	(3,116,790)	(2,853,891)

Net Property and equipment	1,126,749	895,494

Intangible assets:
License, net of amortization of $192,308 and $166,546	227,121	259,718

Other assets:
Due from officer	12,000	12,000
Other	131,153	58,161

Total assets	$7,789,446	$6,732,841

Liabilities, Redeemable Stocks, and Stockholders' Equity
Current liabilities:
Current portion of notes payable, net of discount (note 2)	$—	$22,239
Current portion of capital lease obligations	84,439	85,403
Accounts payable	555,703	476,839
Accrued payroll and related liabilities	317,986	220,240
Accrued liabilities	164,080	149,030

Total current liabilities	1,122,208	953,751
Capital lease obligation, less current portion	169,039	16,624
Deferred Facility Lease Payable, less current portion	282,950	329,366

Total liabilities	1,574,197	1,299,741

Commitments and contingencies (note 5)
Redeemable preferred stock, $0.001 par value. No shares outstanding as of June 30, 2014. 36,680 shares issued and outstanding, aggregate redemption value of $9,170 at June 30, 2013. (note 4)	—	11,738
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 52,961,021 and 50,233,992 shares in 2014 and 2013, respectively	52,961	50,234
Additional paid-in capital	22,119,930	21,700,207
Accumulated deficit	(15,957,642)	(16,329,079)

Total stockholders' equity	6,215,249	5,421,362

Total liabilities, redeemable stocks, and stockholders' equity	$7,789,446	$6,732,841

See accompanying notes to financial statements.

CORGENIX MEDICAL CORPORATION

Statements of Operations

Years ended June 30, 2014 and 2013

	2014	2013
Revenues:
Product sales	$9,854,290	$9,241,116
Contract R & D and grant revenues	1,157,288	946,689

Total revenues	11,011,578	10,187,805
Cost of revenues:
Cost of goods sold	4,888,263	4,910,946
Cost of R & D and grant revenues	832,621	713,326

Total cost of revenues	5,720,884	5,624,272

Gross profit	5,290,694	4,563,533
Operating expenses:
Selling and marketing	1,855,685	1,701,578
Research and development	587,914	582,795
General and administrative	2,447,494	1,982,775

Total expenses	4,891,093	4,267,148

Operating income	399,601	296,385
Other income (expense):
Other income	—	2,584
Interest income	610	470
Interest expense	(14,774)	(20,903)

Total other income (expense)	(14,164)	(17,849)
Net income before income taxes	385,437	278,536
Income taxes	(14,000)	—

Net income	371,437	278,536

Accreted dividends on redeemable preferred and redeemable common stock	—	3,074

Net income attributable to common shareholders	$371,437	$275,462

Earnings per share:
Basic	$0.00*	$0.00*

Diluted	$0.00*	$0.00*

Weighted-average shares outstanding:
Basic	51,644,829	49,145,446

Diluted	56,547,397	51,233,360

*Less than $0.01 per share

See accompanying notes to financial statements.

CORGENIX MEDICAL CORPORATION

Statements of Stockholders' Equity

Years ended June 30, 2014 and 2013

	Common Stock, Number of Shares	Common Stock, $0.001 par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances at July 1, 2012	47,213,534	$47,186	$21,183,746	$(16,604,541)	$4,626,391

Issuance of common stock for services	247,463	248	27,551	—	$27,799
Issuance of common stock for cash	2,800,510	2,800	417,287	—	420,087
Compensation expense recorded as a result of stock options issued	—	—	71,623	—	71,623
Cancellation of redeemable stock upon note pay down	(27,515)	—	—	—	—
Accreted dividend on redeemable Common and redeemable Preferred stock	—	—	—	(3,074)	(3,074)
Net income	—	—	—	278,536	278,536

Balances at June 30, 2013	50,233,992	$50,234	$21,700,207	$(16,329,079)	$5,421,362

Issuance of common stock for services	31,495	31	5,982	—	$6,013
Issuance of common stock for cash	1,973,674	1,974	287,258	—	289,232
Compensation expense recorded as a result of stock options issued	—	—	124,637	—	124,637
Redemption of convertible preferred stock	—	—	2,568	—	2,568
Exercise of warrants	721,860	722	(722)	—	—
Net income	—	—	—	371,437	371,437

Balances at June 30, 2014	52,961,021	$52,961	$22,119,930	$(15,957,642)	$6,215,249

See accompanying notes to financial statements.

CORGENIX MEDICAL CORPORATION

Statements of Cash Flows

	Years ended June 30
	2014	2013
Cash flows from operating activities:
Net income	$371,437	$278,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288,661	302,260
Common stock issued for services	6,013	27,799
Compensation expense recorded for stock options issued	124,637	71,623
Changes in operating assets and liabilities:
Accounts receivable	(481,739)	(85,886)
Inventories	250,310	86,124
Prepaid expenses and other assets	(135,791)	(1,497)
Accounts payable	78,864	(99,855)
Accrued payroll and related liabilities	97,746	(61,402)
Accrued interest and other liabilities	(31,366)	(16,678)

Net cash provided by operating activities	568,772	501,024

Cash flows used in investing activities:
Additions to equipment	(232,044)	(62,778)

Net cash used in investing activities	(232,044)	(62,778)
Cash flows provided by (used in) financing activities:
Payment for redemption of convertible preferred stock	(9,170)	—
Proceeds from issuance of common stock	289,232	420,087
Payments on notes payable	(22,239)	(41,660)
Payments on capital lease obligations	(110,659)	(108,586)

Net cash provided by (used in) financing activities	147,164	269,841

Net increase in cash and cash equivalents	483,892	708,087
Cash and cash equivalents at beginning of year	1,956,624	1,248,537

Cash and cash equivalents at end of year	$2,440,516	$1,956,624

Supplemental cash flow disclosures:
Cash paid for interest	$14,208	$20,761

Cash paid for income taxes	$14,000	—

Noncash investing and financing activities
Equipment acquired under capital leases	$262,110	—

Accreted dividends on redeemable common and redeemable preferred stock	$—	$3,074

See accompanying notes to financial statements.

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements

June 30, 2014 and 2013

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

(d)   Trade Accounts Receivable

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

(e)   Inventories

        Inventories are recorded at the lower of average cost or market, using the first-in, first-out method. A provision is recorded to reduce excess and obsolete inventories to their estimated net realizable

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(1) Summary of Significant Accounting Policies (Continued)

value, when necessary. No such provision was recorded as of and for the years ended June 30, 2014 and 2013. Components of inventories as of June 30 are as follows:

	2014	2013
Raw materials	$573,412	$587,216
Work-in-process	332,717	602,400
Finished goods	717,300	698,683
Laboratory instrument related	158,806	144,246

	$1,782,235	$2,032,545

(f)    Equipment and Software

        Equipment and software are recorded at cost. Equipment under capital leases is recorded initially at the present value of the minimum lease payments. There was $262,110 of equipment acquired under capital leases and installment financing in fiscal year ended June 30, 2014. In the fiscal year ended June 30, 2013, there was no equipment acquired under capital leases and installment financing. Depreciation and amortization expense, which totaled $262,899 and $273,402 for the years ended June 30, 2014 and 2013, respectively, is calculated primarily using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 7 years. Capitalized software costs are related to the Company's accounting and document control software, which is being amortized over 3 to 5 years, beginning in March 2008, March 2011, and May 2014.

(g)   Intangible Assets

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

        On March 1, 2007, we executed an exclusive license agreement (the "License Agreement") with Creative Clinical Concepts, Inc. ("CCC"). The License Agreement provides that CCC license to us certain products and assets related to determining the effectiveness of aspirin and / or anti-platelet therapy (collectively, "Aspirin Effectiveness Technology," or the "Licensed Products"). The Aspirin Effectiveness Technology includes US trademark registration number 2,688,842, which includes the term "AspirinWorks"® and related designs. As previously reported, the License Agreement required us to pay or issue certain amounts of cash, common stock, and warrants to CCC, subject to various caps. As of June 30, 2014 and 2013, the Company had no accrual with respect to the cumulative amount due to CCC. For the fiscal years ended June 30, 2014 and June 30, 2013, we issued neither shares nor warrants to CCC.

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(1) Summary of Significant Accounting Policies (Continued)

        The License Agreement also requires that, for all sales of the Licensed Products subsequent to the execution of the agreement, we pay CCC a quarterly royalty fee equal to seven percent (7%) of net sales of the Licensed Products during the immediately preceding quarter. The License Agreement's caps on payments from us to CCC do not apply to royalty payments.

        The following is a summary of intangible assets as of June 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
License	$419,429	$(192,308)	$227,121

        A net impairment of $3,779 was recognized in the value of amortizing intangible assets during the year ended June 30, 2014. No impairment was recognized in the year ended June 30, 2013. Amortization expense of licenses totaled $28,819 and $28,858 for the years ended June 30, 2014 and 2013, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending June 30,	Estimated Amortization Expense
2015	$28,390
2016	$28,390
2017	$28,390
2018	$28,390
2019	$28,390

(h)   Financial Instruments

        Financial instruments consist principally of cash, money market funds, accounts receivable, accounts payable and notes payable. The Company believes that the fair value of financial instruments approximates the recorded book value of those instruments due to the short term nature of the instruments, or stated interest rates that approximate market interest rates.

(i)    Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs included in selling and marketing expenses totaled $93,127 and $41,752 in the fiscal years ended June 30, 2014 and 2013, respectively.

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

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(1) Summary of Significant Accounting Policies (Continued)

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

(l)    Research and Development and Grants

        The Company serves as a sub-contractor to Tulane University for several NIH funded grants and contracts related to development of diagnostics, vaccines and therapeutics for hemorrhagic fever viruses. Under the terms of the subcontracts, the Company invoices Tulane monthly for all allocable expenses incurred in support of the grants and contracts. This includes fully burdened salaries, supplies, production kits, travel and equipment. The Company serves as the principal investigator for an NIH funded three-year contract to develop recombinant diagnostic tests for the filoviruses (Ebola and Marburg), and has engaged three subcontractors (Tulane University, Autoimmune Technologies and the Scripps Research Institute) to assist in the development. Each month the subcontractors invoice the Company for allocable monthly expenses including fully burdened salaries, supplies and travel; the Company consolidates these expenses with its own allocable expense and invoices the NIH.

        Research and development costs and any costs associated with grants, internally developed patents, formulas or other proprietary technology are expensed as incurred. Expenses that are directly related to the generation of specific research and development and grant revenue are expensed as incurred and included in cost of revenues. Research and development expenses which are directly related to the generation of specific contract Research & development and Grant revenue, are classified as to cost of revenues. Gross Research and development expenses, prior to the classification of a portion of said expenses to cost of revenues, were $1,420,535 and $1,296,121, respectively, for the fiscals year ended June 30, 2014 and June 30, 2013. The amounts of gross research and development expenses included in cost of revenues for the years ended June 30, 2014 and 2013 amounted to $832,621 and $713,326, respectively.

        Revenue from research and development contracts represent amounts earned pursuant to agreements to perform research and development activities for third parties and is recognized as earned under the respective agreement. Revenue is recognized as work is performed and expenditures

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(1) Summary of Significant Accounting Policies (Continued)

are made over the contract period. Research and development agreements in effect in 2014 and 2013 provided for fees to the Company based on time and materials in exchange for performance specified research and development functions. Contract research and development revenues with other corporate entities, i.e., non-grant R & D revenue, was $684,257 and $630,266 for the years ended June 30, 2014 and 2013, respectively. Research and development contracts have terms from one to three years with options to extend, and can be cancelled under specific circumstances.

(n)   Long-Lived Assets

        The Company reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long- lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted based on estimates of the fair value of the related assets.

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

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(1) Summary of Significant Accounting Policies (Continued)

it has recorded in the current period and could materially affect its loss from operations, net loss and net loss per share.

(p)   Earnings per Share

        Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock, totaling 435,000 shares for the fiscal year ended June 30, 2014 were not included in the calculation of weighted average diluted common shares below as their effect would be to lower the net income per share and thus be anti-dilutive. Options and warrants to purchase common stock, totaling 11,192,000 shares for the fiscal year ended June 30, 2013 were not included in the calculation of weighted average diluted common shares below as their effect would also be to lower the net income per share and thus be anti-dilutive. This number decreased significantly for the year ended June 30, 2014, due to the significant rise in the price of the stock at the end of the current fiscal year.

	2014		2013
Net income attributable to common shareholders	$371,437		$275,462

Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	50,233,992		47,213,534
Weighted average common equivalent shares issued during the period	1,410,837		1,931,912

Weighted average common shares—basic	51,644,829		49,145,446

Dilutive potential common shares:
Stock options and warrants	4,902,568		2,087,914

Weighted average common shares and dilutive potential common shares	56,547,397		51,233,360

Net income per share—basic	$0.000	*	$0.00

Net income per share—diluted	$0.000	*	$0.000	*

*
Less than $0.01 per share

(q)   Shipping and Handling Costs

        Shipping and handling costs are included in cost of goods sold.

(r)   Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606). This ASU seeks to clarify the principles for recognizing revenue and to develop a common revenue standard for

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(1) Summary of Significant Accounting Policies (Continued)

U.S. Generally Accepted Accounting Principles ("US GAAP"). The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is still analyzing the effect that adopting this standard will have on the Company's financial statements.

(s)   Fair Value Measurements

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
Level 3—unobservable inputs.

        The Company's financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following tables set forth the fair value of the Company's financial assets that were measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of June 30, 2014:
Money market funds	$1,039,555	—	—	$1,039,555

Total	$1,039,555	—	—	$1,039,555

	Level 1	Level 2	Level 3	Total
As of June 30, 2013:
Money market funds	$1,038,946	—	—	$1,038,946

Total	$1,038,946	—	—	$1,038,946

(t)    Reclassification

        Certain amounts in the 2013 financial statements have been reclassified to be consistent with the 2014 presentation. Such reclassifications had no effect on net income.

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(2) Notes Payable

        Notes payable consist of the following:

	June 30, 2014	June 30, 2013
Installment loan payable, payable to PNC Equipment Finance, to finance upgrade of accounting software, with interest at 8.63%, due in monthly installments of $2,871 plus interest through February 2014, collateralized by certain equipment	—	22,239

	—	22,239
Current portion, net of current portion of discount	—	(22,239)

Notes payable, excluding current portion and net of long-term portion of discount	$—	$—

(3) Revolving Line of Credit

        Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the "LSQ Agreement"), LSQ provided a line of credit ("Line") to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000. Interest accrued on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date. In addition, pursuant to the terms of the LSQ Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the LSQ Agreement or otherwise. For the fiscal years ended June 30, 2014 and June 30, 2013, the Company did not borrow under the line. Fees paid to LSQ for other services for the fiscal years ended June 30, 2014 and June 30, 2013 totaled $832 and $2,034, respectively. The LSQ Agreement was terminated effective October 27, 2013.

        On August 28, 2013, the Company entered into a Business Loan Agreement (the "Loan Agreement") effective August 15, 2013 between the Company and Bank of the West (the "Bank"). This Loan Agreement replaced the LSQ Agreement noted above.

        Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the "Revolver") to the Company not to exceed $1,500,000. Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum. Interest payments are due monthly.

        Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Revolver will terminate and all loans there under must be repaid on November 5, 2014. The Company does not expect to renew the Revolver subsequent to its termination.

        The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company. As of June 30, 2014, the Company was in compliance with the financial covenants of the Revolver.

        In addition, pursuant to the terms of the Loan Agreement, the Company granted to the Bank a security interest in all of the Company's assets to secure the repayment of the loans under the Revolver and to secure all other obligations of the Company to the Bank.

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(3) Revolving Line of Credit (Continued)

        The Company showed a large increase in capital lease obligations for the current year, primarily as a result of entering into a new capital lease on a large piece of manufacturing equipment during the period.

        The Company will use any money it receives under the Loan Agreement for general short term working capital purposes.

        The Revolver was activated on October 30, 2013. During the current fiscal year ended June 30, 2014, the Company did not request any funding from the Bank under the Revolver. Consequently, there were no fees paid to the Bank for interest or other services for the same periods.

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

        On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the "2011 Development Agreement") with ELITech and Wescor. Each party is responsible for its own costs, expenses and liabilities incurred under the Agreement; however, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly Research & development invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the fiscal years ended June 30, 2014 and June 30, 2013, we generated $407,147 and $503,514, respectively in Research & development revenue from Wescor, and issued 1,853,674 and 2,800,510 shares respectively under this arrangement. Also, pursuant to the 2011 Development Agreement, as of June 30, 2014 and June 30, 2013 there was $24,700 and $34,421, respectively, in accounts receivable for ELITech/Wescor-funded research and development and $16,475 and $22,959 due from Wescor with respect to stock purchase commitments owing from Wescor, for 109,832 and 153,057 shares, respectively, to be issued subsequent to June 30, 2014 and June 30, 2013, respectively. The $16,475 and $22,959 stock purchase commitments were not recorded as of June 30, 2014 or June 30, 2013.

        As a result of these transactions and including warrants, ELITech beneficially (which takes into effect both the stock and warrants) owned 45.9% of the Company's outstanding shares as of June 30, 2014, and is considered a related party.

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(4) Equity (Continued)

(b)   Employee Stock Purchase Plan

        Effective January 1, 1999, the Company first adopted an Employee Stock Purchase Plan (the "ESPP") to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Each quarter, participant account balances are used to purchase shares of stock at the lesser of 85% of the fair value of shares on the first business day (grant date) and last business day (exercise date) of each quarter. No right to purchase shares shall be granted if, immediately after the grant, the employee would own stock aggregating 5% or more of the total combined voting power or value of all classes of stock. The ESPPis intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended.

        On April 26, 2008, the stockholders approved the Company's Second Amended and Restated Employee Stock Purchase Plan the "Second ESPP"). A total of 600,000 common shares were registered with the SEC for purchase under the Second ESPP.

        On January 17, 2012, the stockholders voted to approve the Third Amended & Restated Employee Stock Purchase Plan (the "Third ESPP"), effective January 1, 2012. A total of 500,000 common shares were registered for purchase with the SEC under the Third ESPP.

        On December 17, 2013, the stockholders approved the Fourth Amended and Restated Employee Stock Purchase Plan—(the "Fourth ESPP"). A total of 500,000 common shares were registered for purchase with the SEC under the Fourth ESPP.

        In fiscal 2014, 31,495 shares were issued under the ESPPs. In the fiscal year ended June 30, 2013, 247,463 shares were issued under the ESPPs. In the fiscal years ended June 30, 2014 and 2013, the benefits expense recognized for the 15% discount on shares purchased under the ESPPs amounted to $618 and $27,799, respectively.

(c)   Incentive Stock Option and Compensation Plans

  Stock Options as of June 30, 2014

        Our 2007 and 2011 Incentive Compensation Plans (the "Plans") provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the "Committee") appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(4) Equity (Continued)

advisors designated by the Committee. The following table summarizes stock options outstanding as of June 30, 2014 and 2013, and changes during each of the twelve months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2012	3,725,000	$0.19	52.6	$—

Granted	350,000	$0.13	74.6
Exercised	—	$—	—
Cancelled, expired or forfeited	(463,000)	$0.19	—

Options outstanding at June 30, 2013	3,612,000	$0.19	26.2	$15,930

Granted	1,025,000	$0.20	67.5
Exercised	(120,000)	$0.09	62.8
Cancelled, expired or forfeited	(902,000)	$0.31	3.0

Options outstanding at June 30, 2014	3,615,000	$0.14	51.8	$628,708

Options exercisable at June 30, 2014	2,080,000	$0.12	42.3	$409,444

        The total intrinsic value of outstanding options as of June 30, 2014 measures the difference between the market price as of June 30, 2014 ($0.3193) and the respective option's exercise price. Options for 120,000 shares were exercised during the fiscal year ended June 30, 2014. No options were exercised for the fiscal year ended June 30, 2013. The Company received cash amounting to $11,190 for the options exercised during the fiscal year ended June 30, 2014. No cash was received, nor did we realize any tax deductions related to exercise of stock options for the fiscal year ended June 30, 2013.

        As of June 30, 2014, estimated unrecognized compensation cost from unvested stock options amounted to $140,115 which is expected to be recognized over a weighted average period of 54.6 months.

        The weighted average per share fair value of stock options granted during the fiscal year ending June 30, 2014 was $0.20. The weighted average per share fair value of stock options granted during the fiscal year ending June 30, 2013 was $0.13. The fair value was estimated as of the respective option's grant date using the Black-Scholes option pricing model with the following assumptions:

	June 30,
Valuation Assumptions	2014	2013
Expected life	7 years	7 years
Risk-free interest rate	2.69%	2.69%
Expected volatility	137.4%	161.5%
Expected dividend yield	0%	0%

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(4) Equity (Continued)

(d)   Short-Term Incentive Compensation

        For the fiscal year ended June 30, 2014, the Company adopted a one year Short-term Incentive Compensation Plan to provide executive officers an opportunity to earn cash or shares of its common stock as a bonus and in lieu of cash compensation upon the achievement by the Company of certain stipulated and targeted sales and net income amounts. No shares of common stock have been issued under this plan.

(e)   Redeemable Convertible Preferred Stock

        On February 3, 2009, as part of a debt restructuring agreement, the Company issued 36,680 shares of its Series B Convertible Preferred Stock ("Series B") to Truk Opportunity Fund, LLC, a Delaware company and Truk International Fund, LP, a Cayman Islands company (collectively, "Truk"). The shares originally had a liquidation preference of $9,170, which could be convertible into 146,720 shares of its common stock at the rate of $0.25 per share.

        The liquidation preference of the convertible preferred stock was deemed to be a redemption feature of said stock. Accordingly, over the three year period, the amount of the convertible preferred stock as shown on the Balance Sheet, was accreted, such that, at the end of the three year period, the amount equaled the amount of common stock capable of being converted by the convertible preferred stock. This accretion of the convertible preferred stock was reflected on the Statement of Operations, as accreted dividends.

        According to the Company's Certificate of Designations of Preferences, Rights & Limitations, Series B Convertible Preferred Stock, the Company did not automatically redeem Truk's Series B Convertible Preferred Stock as required. According to the terms of the preferred shares, automatic redemption was originally to occur on February 3, 2012, at the Conversion Value per share, which at the time was $0.25 multiplied by 36,680 issued and outstanding shares for total cash redemption of $9,170. On September 20, 2013, the Company redeemed Truk's convertible shares together with interest of $746, for a total payment to Truk amounting to $9,916.

(5) Commitments and Contingencies

(a)   Leases

        The Company is obligated under various non-cancellable operating and capital leases primarily for its operating facilities and certain office equipment. The leases generally require the Company to pay related insurance costs, maintenance costs and taxes. Rent expense on operating leases is reflected on a

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(5) Commitments and Contingencies (Continued)

straight-line basis over the lease term. Future minimum lease payments under non-cancelable leases, with initial or remaining terms in excess of one year, as of June 30, 2014, are as follows:

	Capital Leases	Operating Leases
Years ending June 30:
2015	$88,471	$417,330
2016	71,427	412,751
2017	71,427	419,241
2018	41,665	430,352
2019	—	329,777
Total future minimum lease payments	272,990	$2,009,451

Less amounts representing interest	(19,512)

Present value of minimum capital lease payments	253,478
Less current portion	(84,439)

Capital lease obligations less current portion	$169,039

        Rent expense totaled $341,410 and $329,242 for the years ended June 30, 2014 and 2013, respectively.

(b)   Employment Agreements

        The Company has employment agreements with its three Executive Officers, all of whom are also stockholders. In addition to salary and benefit provisions, each of the above employment agreements is for an initial term of three years, provides for severance payments equal to twelve month's salary and benefits if the employment of the officer is terminated without cause (as defined in the respective agreements), and an automobile expense reimbursement of $500 per month. In addition, each of the agreements provide for payments equal to a lump sum payment equal to twenty-four (24) months of their then current salary, in addition to a continuation of the Officer's health insurance benefits, in the event of a termination upon a change in control which takes place within twenty-four (24) months after the change of control.

(6) Income Taxes

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2011 through 2014. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded.

        The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of June 30, 2014.

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(6) Income Taxes (Continued)

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 38% to pretax income as a result of the following:

	2014	2013
Computed expected tax benefit (expense)	$135,000	$98,000
Reduction (increase) in income taxes resulting from:
Permanent differences:
Stock Options and Other	53,000	36,000
Change in valuation allowance	(213,000)	(230,000)
Expiration of NOL, research and development credit and other	31,000	54,000
Expected state tax benefit (expense), net	12,000	8,000
Other	(4,000)	34,000

	$14,000	$—

        Deferred tax assets related to the Company's operations are comprised of the following at June 30, 2014.

	2014	2013
Deferred tax assets (liabilities):
Current—
Salary and other accruals	$15,000	$21,000
Bad debt allowance	11,000	11,000
Section 263A inventory capitalization	24,000	42,000
Deferred revenue	—	8,000
Non-Current—
Tax effect of net operating loss carry forward and R & D credit carryforward	2,404,000	2,452,000
Long-lived assets	(11,000)	121,000

Net deferred tax assets	2,443,000	2,655,000
Less valuation allowance	(2,443,000)	(2,655,000)

Net deferred tax assets	$—	$—

        At June 30, 2014, the Company has a net operating loss carry forward for income tax purposes of approximately $5,549,000 expiring during the period from 2019 to 2033. Research and experimentation tax credit carry forwards approximate $294,000. The utilization of net operating losses may also be limited due to a change in ownership under Internal Revenue Code Section 382.

        A valuation allowance in the amount of the deferred tax asset has been recorded due to management's determination that it is not more likely than not that the tax assets will be utilized.

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(7) Related Party Transactions

        The ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah) (the "ELITech Group") combined are considered to be a related party, beneficially owning 45.9% of the Company's outstanding shares, and, as of June 30, 2014, was one of the Company's largest customers. For the fiscal years ended June 30, 2014 and June 30, 2013, we generated $407,147 and $503,514, respectively in R & D revenue from Wescor. In addition, the Company's international product sales to ELITech-UK for the fiscal years ended June 30, 2014 and June 30, 2013 amounted to $790,922 and $1,132,493, respectively. Thus, in total, the ELITech Group (ELITech-UK and Wescor) represented approximately 10.9% and 16.1% of total revenues for the fiscal years ended June 30, 2014 and June 30, 2013, respectively. Finally, the ELITech Group represented 12.5% and 23.6% of total trade accounts receivable at June 30, 2014 and June 30, 2013, respectively.

(8) Concentration of Credit Risk

        The Company's customers, with the exception of the ELITech Group, are principally located in the U.S. The Company performs periodic credit evaluations of its customers' financial condition but generally does not require collateral for receivables. In the fiscal year ended June 30, 2014, our largest customers, DiaDexus, Inc., BG Medicine, Inc., the ELITech Group, and Health Diagnostic Laboratories, accounted for 13.5%, 10.9%, 10.9%, and 10.0% of our total revenues, respectively. In the fiscal year ended June 30, 2013, our largest customers, the ELITech Group, DiaDexus, Inc., and BG Medicine, Inc., accounted for 16.1%, 10.8%, and 10.2% of our total revenues, respectively.With respect to our total accounts receivable as of June 30, 2014, DiaDexus, Inc. accounted for 15.4% of our total accounts receivable, while BG Medicine, Inc. accounted for 20,5% of our total accounts receivable, and the ELITech Group and Health Diagnostic Laboratories represented 12.5% and 10.0%, respectively, of total accounts receivable. With respect to our total accounts receivable as of June 30, 2013, the ELITech Group accounted for 23.6% of our total accounts receivable, while DiaDexus, Inc., and BG Medicine, Inc., each represented less than 1% of total accounts receivable.

(9) Subsequent Events

        On August 27, 2014, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Centennial Medical Holdings, Inc., a Delaware corporation ("Parent"), and Centennial Integrated, Inc., a Nevada corporation and newly-formed subsidiary of Parent ("Merger Sub"), providing for the merger of Merger Sub with and into us (the "Merger"), with Corgenix Medical Corporation surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Water Street Healthcare Partners, LLC. The Merger Agreement was approved unanimously by our Board of Directors. The description of the Merger Agreement and related voting agreement below does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014.

        At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares (i) held by us in treasury, (ii) owned by Parent or Merger Sub or any other wholly owned subsidiary of Parent, or (iii) held by shareholders who have perfected and not withdrawn a demand for appraisal rights under Nevada law) will be cancelled

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(9) Subsequent Events (Continued)

and converted automatically into the right to receive $0.27 in cash (the "Merger Consideration"), without interest. Each stock option and warrant which has not been exercised will be cancelled and the holder will be entitled to receive cash equal to the aggregate number of shares of our common stock issuable upon exercise times the excess, if any, of the Merger Consideration over the per share exercise price, subject to any withholding taxes. Any holders of options or warrants with an exercise price greater than the Merger Consideration are not entitled to any payment.

        Consummation of the Merger is subject to various closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger. Consummation of the Merger is not subject to a financing condition. If the Merger is not consummated by December 31, 2014, either party has the right to terminate the Merger Agreement, subject to certain conditions.

        Under the Merger Agreement, we are subject to a "no-shop" restriction on our ability to solicit offers or proposals relating to an alternative acquisition proposal or to provide information to or engage in discussions or negotiations with third parties regarding an alternative acquisition proposal. The no-shop provision is subject to a "fiduciary-out" provision that allows our Board of Directors to change its recommendation that shareholders vote in favor of the Merger if we receive an unsolicited written alternative acquisition proposal that our Board of Directors determines, after consultation with its financial advisor and outside legal counsel, would result in a transaction more favorable to our shareholders than the transactions contemplated by the Merger Agreement, and not doing so would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. If such a decision were made, the Board may withdraw its recommendation in favor of the merger and then provide information to and participate in discussions with third parties. The Merger Agreement provides Parent certain rights to match any such superior proposal (as defined in the Merger Agreement). The "fiduciary-out" also allows our Board of Directors to change its recommendation that shareholders vote in favor of the Merger in case of "intervening events" or material developments lead the Board of Directors to conclude, after consultation with its financial advisor and outside counsel that in light of such intervening event, failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. The Merger Agreement also provides Parent with certain rights to negotiate adjustments to the terms and conditions of the Merger Agreement in order to avoid such change in board recommendation.

        The Merger Agreement allows the parties to terminate the Merger Agreement under certain circumstances. Parent may terminate if our Board of Directors changes its recommendation to shareholders to vote in favor of the transaction in accordance with the Merger Agreement, we breach the Merger Agreement, or if we enter into an acquisition agreement with a third party following the receipt of a superior proposal. We may terminate the Merger Agreement if we enter into an acquisition agreement with a third party following the receipt of a superior proposal or if Parent breaches the Merger Agreement. Upon termination of the Merger Agreement under specified circumstances (including upon acceptance of a superior proposal), we must pay Parent a termination fee of $324,000 and reimburse Parent for out of pocket expenses up to $400,000. The Merger Agreement also provides that Parent must pay us a "reverse termination fee" of $648,000 and reimburse us up to $400,000 for out of pocket expenses under specified circumstances.

CORGENIX MEDICAL CORPORATION

Notes to Financial Statements (Continued)

June 30, 2014 and 2013

(9) Subsequent Events (Continued)

        On August 27, 2014, in connection with the Merger Agreement, Parent entered into a voting agreement with all of our executive officers and directors who are also our shareholders (the "Shareholders") and together represented approximately 5.5% of our outstanding shares of common stock as of August 25, 2014. Under the terms of the voting agreement, each of the Shareholders agreed to vote and irrevocably appoint Parent as its proxy to vote, all of their shares (a) in favor of the approval of the Merger and adoption of the Merger Agreement; (b) against any other acquisition proposal or proposal or transaction that would reasonably be expected to prevent or delay the consummation of the Merger Agreement; (c) against any proposal that would reasonably be expected to result in a breach of the Merger Agreement by the Company; (d) in favor of any adjournment or postponement of the special meeting where Shareholder Approval is sought, as requested by Parent, and (e) in favor of any other matter necessary to approve the Merger Agreement or otherwise requested by Parent in order to consummate the Merger. Under the terms of the voting agreement, each Shareholder agreed not to exercise any appraisal rights or dissenters' rights in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement. The voting agreement terminates on the earlier of (a) the effective date of the Merger, (b) the termination of the Merger Agreement or (c) the date our Board of Directors effects a change in board recommendation pursuant to the Merger Agreement.

  The Eli Lilly Agreement

        On August 15, 2014, we entered into a Technology Transfer, License and Product Development Agreement (the "Lilly Agreement") with Eli Lilly and Company, an Indiana corporation ("Eli Lilly"). Under the terms of the Lilly Agreement, Corgenix and Eli Lilly will work together to conduct a study to determine the feasibility of developing and manufacturing certain diagnostic test kits for the measurement of certain materials. Each party grants rights to use its respective technology to the other party under the terms of the Lilly Agreement. The Lilly Agreement continues in effect indefinitely unless and until terminated by either party in accordance with its terms. A copy of the Lilly Agreement, in redacted form pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, is filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities Exchange Commission on August 20,2014. The foregoing description of the Lilly Agreement does not purport to be complete and is qualified in its entirety by the full text of the Agreement, as filed.

  Ebola Grant

        On June 26, 2014, we were awarded a three-year, $2.9 million National Institutes of Health ("NIH") grant to advance the development of an Ebola rapid diagnostic test kit. Collaborating with us on the program will be members of the Viral Hemorrhagic Fever Consortium ("VHFC"), a collaboration of academic and industry members headed by Tulane Unversity and partially funded with support from the NIH.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION
September 10, 2014
By:	/s/ WILLIAM H. CRITCHFIELD William H. Critchfield Senior Vice President Operations and Finance and Chief Financial Officer	By:	/s/ DOUGLASS T. SIMPSON Douglass T. Simpson President, Chief Executive Officer and Director
		By:	/s/ DENNIS FUSCO Dennis Fusco Director
		By:	/s/ ROBERT TUTAG Robert Tutag Director
		By:	/s/ STEPHEN P. GOUZE Stephen P. Gouze Director and Chairman of the Board
/s/ DENNIS WALCZEWSKI Dennis Walczewski Director
		By:	/s/ BRANDON P. PRICE Brandon P. Price Director
		By:	/s/ DAVID LUDVIGSON David Ludvigson Director