Form 10-Q
period 2014-09-30
CORGENIX MEDICAL CORP/CO
filed 2014-11-07
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock outstanding was 54,965,493 as of November 3, 2014.

CORGENIX MEDICAL CORPORATION

September 30, 2014

PART I

Item 1. Financial Statements

CORGENIX MEDICAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$2,546,213	$2,440,516
Accounts receivable, less allowance for doubtful accounts of $30,000	1,117,672	1,727,379
Accounts receivable due from affiliates (note 8)	128,368	246,587
Other receivables	12,933	8,234
Inventories	2,051,263	1,782,235
Prepaid expenses	63,460	87,472
Total current assets	5,919,909	6,292,423
Property and Equipment:
Capitalized software costs	373,132	373,132
Machinery and laboratory equipment	2,106,660	2,093,854
Furniture, fixtures and office equipment	1,812,514	1,776,553
	4,292,306	4,243,539
Accumulated depreciation and amortization	(3,182,516)	(3,116,790)
Net Property and equipment	1,109,790	1,126,749
Intangible assets:
License, net of amortization of $199,406 and $192,308	220,023	227,121
Other assets:
Due from officer	—	12,000
Other	83,012	131,153
Total assets	$7,332,734	$7,789,446
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$74,997	$84,439
Accounts payable	754,065	555,703
Accrued payroll and related liabilities	233,386	317,986
Accrued expenses	361,048	164,080
Total current liabilities	1,423,496	1,122,208
Capital lease obligation, less current portion	152,938	169,039
Deferred facility lease payable, less current portion	269,066	282,950
Total liabilities	1,845,500	1,574,197
Commitments and contingencies (note 10)
Stockholders’ Equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 54,228,834 and 52,961,021 shares at September 30, 2014 and June 30, 2014, respectively	54,228	52,961
Additional paid-in capital	22,164,506	22,119,930
Accumulated deficit	(16,731,500)	(15,957,642)
Total stockholders’ equity	5,487,234	6,215,249
Total liabilities and stockholders’ equity	$7,332,734	$7,789,446

See accompanying notes to condensed financial statements.

CORGENIX MEDICAL CORPORATION

Condensed Statements of Operations

(Unaudited)

Quarters ended September 30, 2014 and 2013

	2014	2013
Revenues:
Product sales	$1,848,575	$2,629,502
Contract R & D and grant revenues	375,532	248,011
Total revenues	2,224,107	2,877,513
Cost of revenues:
Cost of goods sold	897,406	1,375,228
Cost of R & D and grant revenues	246,049	171,328
Total cost of revenues	1,143,455	1,546,556
Gross profit	1,080,652	1,330,957
Operating expenses:
Selling and marketing	452,188	483,684
Research and development	254,522	205,065
General and administrative	1,142,522	540,510
Total expenses	1,849,232	1,229,259
Operating income (loss)	(768,580)	101,698
Other income (expense):
Other expense	(12,000)	—
Interest income	250	146
Interest expense	(2,741)	(3,797)
Total other income (expense)	(14,491)	(3,651)
Income (loss) before income taxes	(783,071)	98,047
Income taxes (benefits)	(9,213)	14,000
Net income (loss)	(773,858)	84,047
Earnings (loss) per share:
Basic	$(0.01)	$0.00	*
Diluted	$(0.01)	$0.00	*
Weighted-average shares outstanding:
Basic	53,758,390	51,582,033
Diluted	53,758,390	54,331,531

*Less than $0.01per share

See accompanying notes to condensed financial statements.

CORGENIX MEDICAL CORPORATION

Condensed Statement of Stockholders’ Equity

For the three months ended September 30, 2014

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2014	52,961,021	$52,961	$22,119,930	$(15,957,642)	$6,215,249
Issuance of common stock for services	2,118	2	676	—	678
Issuance of common stock for cash	114,832	114	16,910	—	17,024
Compensation expense recorded as a result of stock options issued	—	—	28,141	—	28,141
Exercise of warrants	1,150,863	1,151	(1,151)	—	—
Net income (loss)	—	—	—	(773,858)	(773,858)
Balances at September 30, 2014	54,228,834	$54,228	$22,164,506	$(16,731,500)	$5,487,234

See accompanying notes to condensed financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Statements of Cash Flows

(Unaudited)

	Quarters ended September 30
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(773,858)	$84,047
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	72,824	62,998
Common stock issued for services	678	2,568
Compensation expense recorded for stock options issued	28,141	20,186
Changes in operating assets and liabilities:
Accounts receivable	723,227	(252,437)
Inventories	(269,028)	264,023
Prepaid expenses and other assets	84,153	(198,544)
Accounts payable	198,362	70,983
Accrued payroll and related liabilities	(84,600)	(5,281)
Accrued interest and other liabilities	183,083	(54,096)
Net cash provided by (used in) operating activities	162,982	(5,553)
Cash flows used in investing activities:
Additions to equipment	(48,766)	(43,840)
Net cash used in investing activities	(48,766)	(43,840)
Cash flows provided by (used in) financing activities:
Payment for redemption of convertible preferred stock	—	(9,170)
Proceeds from issuance of common stock	17,024	53,654
Proceeds received from revolving line of credit	—	2,121,139
Payments on revolving line of credit	—	(1,893,048)
Payments on notes payable	—	(8,191)
Payments on capital lease obligations	(25,543)	(27,788)
Net cash provided by (used in) financing activities	(8,519)	236,596
Net increase in cash and cash equivalents	105,697	187,203
Cash and cash equivalents at beginning of period	2,440,516	1,956,624
Cash and cash equivalents at end of period	$2,546,213	$2,143,827
Supplemental cash flow disclosures:
Cash paid for interest	$2,797	$3,800
Cash paid for income taxes	$—	$14,000
Noncash investing and financing activities
Redemption of convertible preferred stock	$—	$2,568

See accompanying notes to condensed financial statements.

CORGENIX MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

•                  Outside of North America, effective October 1, 2010, we sell our products through the ELITech Group (“ELITech”) which serves as our international master distributor, selling our products through its wholly owned subsidiaries in addition to numerous independent distributors.

•                  Sales of OEM Products—We private label some of our IVD products for other diagnostic companies, both domestic and international, which they then resell worldwide through their own distribution networks. Our most important OEM customers include Bio-Rad Laboratories, Inc., Helena Laboratories and Diagnostic Grifols, S.A.

•                  Sales of Other Manufacturers’ (“OM”) Products—We purchase some products, on a very limited basis, from other healthcare manufacturers which we then resell. These products include other IVD products, instruments, instrument systems and various reagents and supplies, and are primarily used to support the sale of our own manufactured products.

•                  Contract Manufacturing Agreements—We provide contract manufacturing services to other diagnostic and life science companies. Our most significant Contract Manufacturing customers are BG Medicine and DiaDexus.

•                  Contract R&D Agreements—We provide contract product development services, including companion diagnostics development, to strategic partners and alliances. Our most significant Contract R &D customers include ELITech, Eli Lilly, Tulane University (“Tulane”) and the National Institutes of Health (“NIH”). The Joint Product Development Agreement with Wescor, a wholly owned subsidiary of ELITech (“Wescor”), terminated on June 30, 2014.

•                  Other Revenues—This category includes shipping and other miscellaneous revenues.

•                  For the current quarter, our four largest non-governmental customers, collectively, accounted for 33.8% of our total revenues.

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

We develop and manufacture products in several commonly utilized testing formats:

•                  Microplate Enzyme Linked ImmunoSorbent Assay (“ELISA”)—This platform is a clinical testing methodology commonly used worldwide. It is a format which must be run in laboratory conditions by trained technicians, and utilizes standard microplate reading instruments. Testing is performed on a standard 96-well plastic microplate and provides quantitative results.

•                  Lateral Flow Immunoassay (“LFI”)—This format is a rapid testing format which utilizes small strip configuration. Patient samples are applied to the end of a strip and allowed to migrate along the strip with a positive or negative indicator. Results are typically obtained in a matter of minutes and can be performed in all settings including field testing.

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

(b)         Recent Developments

Merger Agreement

On August 27, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centennial Medical Holdings, Inc., a Delaware corporation (“Parent”), and Centennial Integrated, Inc., a Nevada corporation and newly-formed subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into us (the “Merger”), with Corgenix Medical Corporation surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Water Street Healthcare Partners, LLC. The Merger Agreement was approved unanimously by our Board of Directors. The description of the Merger Agreement and related voting agreement below does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014.

At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares (i) held by us in treasury, (ii) owned by Parent or Merger Sub or any other wholly owned subsidiary of Parent, or (iii) held by shareholders who have perfected and not withdrawn a demand for appraisal rights under Nevada law) will be cancelled and converted automatically into the right to receive $0.27 in cash (the “Merger Consideration”), without interest. Each stock option and warrant which has not been exercised will be cancelled and the holder will be entitled to receive cash equal to the aggregate number of shares of our common stock issuable upon exercise times the excess, if any, of the Merger Consideration over the per share exercise price, subject to any withholding taxes. Any holders of options or warrants with an exercise price greater than the Merger Consideration are not entitled to any payment.

Consummation of the Merger is subject to various closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger at a meeting of shareholders, which is currently scheduled for November 20, 2014. Consummation of the Merger is not subject to a financing condition. If the Merger is not consummated by December 31, 2014, either party has the right to terminate the Merger Agreement, subject to certain conditions.

Under the Merger Agreement, we are subject to a “no-shop” restriction on our ability to solicit offers or proposals relating to an alternative acquisition proposal or to provide information to or engage in discussions or negotiations with third parties regarding an alternative acquisition proposal. The no-shop provision is subject to a “fiduciary-out” provision that allows our Board of Directors to change its recommendation that shareholders vote in favor of the Merger if we receive an unsolicited written alternative acquisition proposal that our Board of Directors determines, after consultation with its financial advisor and outside legal counsel, would result in a transaction more favorable to our shareholders than the transactions contemplated by the Merger Agreement, and not doing so would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. If such a decision were made, the Board may withdraw its recommendation in favor of the merger and then provide information to and participate in discussions with third parties. The Merger Agreement provides Parent certain rights to match any such superior proposal (as defined in the Merger Agreement). The “fiduciary-out” also allows our Board of Directors to change its recommendation that shareholders vote in favor of the Merger in case of “intervening events” or material developments lead the Board of Directors to conclude, after consultation with its financial advisor and outside counsel that in light of such intervening event, failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. The Merger Agreement also provides Parent with certain rights to negotiate adjustments to the terms and conditions of the Merger Agreement in order to avoid such change in board recommendation.

The Merger Agreement allows the parties to terminate the Merger Agreement under certain circumstances. Parent may terminate if our Board of Directors changes its recommendation to shareholders to vote in favor of the transaction in accordance with the Merger Agreement, we breach the Merger Agreement, or if we enter into an acquisition agreement with a third party following the receipt of a superior proposal. We may terminate the Merger Agreement if we enter into an acquisition agreement with a third party following the receipt of a superior proposal or if Parent breaches the Merger Agreement. Upon termination of the Merger Agreement under specified circumstances (including upon acceptance of a superior proposal), we must pay Parent a termination fee of $324,000 and reimburse Parent for out of pocket expenses up to $400,000. The Merger Agreement also provides that Parent must pay us a “reverse termination fee” of $648,000 and reimburse us up to $400,000 for out of pocket expenses under specified circumstances.

On August 27, 2014, in connection with the Merger Agreement, Parent entered into a voting agreement with all of our executive officers and directors who are also our shareholders (the “Shareholders”) and together represented approximately 5.5% of our outstanding shares of common stock as of August 25, 2014. Under the terms of the voting agreement, each of the Shareholders agreed to vote and irrevocably appoint Parent as its proxy to vote, all of their shares (a) in favor of the approval of the Merger and adoption of the Merger Agreement; (b) against any other acquisition proposal or proposal or transaction that would reasonably be expected to prevent or delay the consummation of the Merger Agreement; (c) against any proposal that would reasonably be expected to result in a breach of the Merger Agreement by the Company; (d) in favor of any adjournment or postponement of the special meeting where Shareholder Approval is sought, as requested by Parent, and (e) in favor of any other matter necessary to approve the Merger Agreement or otherwise requested by Parent in order to consummate the Merger. Under the terms of the voting agreement, each Shareholder agreed not to exercise any appraisal rights or dissenters’ rights in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement. The voting agreement terminates on the earlier of (a) the effective date of the Merger, (b) the termination of the Merger Agreement or (c) the date our Board of Directors effects a change in board recommendation pursuant to the Merger Agreement.

The Eli Lilly Agreement

On August 15, 2014, we entered into a Technology Transfer, License and Product Development Agreement (the “Lilly Agreement”) with Eli Lilly and Company, an Indiana corporation (“Eli Lilly”). Under the terms of the Lilly Agreement, Corgenix and Eli Lilly will work together to conduct a study to determine the feasibility of developing and manufacturing certain diagnostic test kits for the measurement of certain materials. Each party grants rights to use its respective technology to the other party under the terms of the Lilly Agreement. The Lilly Agreement continues in effect indefinitely unless and until terminated by either party in accordance with its terms. A copy of the Lilly Agreement, in redacted form pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, is filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities Exchange Commission on August 20, 2014. The foregoing description of the Lilly Agreement does not purport to be complete and is qualified in its entirety by the full text of the Agreement, as filed.

NIH Ebola Grant

On June 26, 2014, we were awarded a three-year, $2.9 million National Institutes of Health (“NIH”) grant to advance the development of Ebola diagnostic tests. Collaborating with us on the program are members of the Viral Hemorrhagic Fever Consortium (“VHFC”), a collaboration of academic and industry members headed by Tulane University and partially funded with the support from the NIH.

We have been working to develop Ebola diagnostic products pursuant to this and a previous NIH grant awarded to Corgenix and the VHFC in 2010. At this time, we have developed a prototype rapid diagnostic test (RDT) substantially ahead of our originally anticipated schedule, and it has been tested on a very limited sampling of clinical specimens in West Africa, and also tested under controlled laboratory conditions here in the U.S.  Thus far, we believe the preliminary results have been encouraging. We are continuing to do additional testing, both clinical and analytical, which may be required before we can secure clearances or approvals from regulatory agencies such as the U.S. Food and Drug Administration (FDA), the World Health Organization (WHO), and others. Such regulatory clearances or approvals would be required before we would be able to use or sell this test.

Based on results to date, we have begun the process of applying for an Emergency Use Authorization (EUA) with the FDA. This application is an iterative process and will likely require several submissions to complete the process. We cannot predict how long this might take, or whether other countries will grant similar approvals.

Other companies are also working to develop rapid diagnostic tests for Ebola that would likely compete with any product or products that we might bring to the market, and those other products could be preferred over any product or products we might offer. We do not know the relative performance of our Ebola product as compared to other Ebola products, or what the market for our product might be. Further, we cannot predict when our Ebola product might secure regulatory approval or clearance.  If we do receive regulatory approval or clearance and orders for our Ebola products during the current outbreak of Ebola, we believe this could have a material impact on our results. We cannot predict when the next Ebola outbreak might occur or whether any of our products, if cleared or approved, will be the product of choice at that time or be able to generate significant revenues, if any.

(c)                                  Basis of Presentation

Financial Statement Preparation

The unaudited condensed financial statements have been prepared by Corgenix according to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The Company has evaluated subsequent events through the date the financial statements were issued.

In the opinion of management, the accompanying unaudited condensed financial statements for the periods presented, reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 10, 2014.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2014 that are of significance or potential significance to the Company.

3.                                      INVENTORIES

Inventories consist of raw materials, work in process, finished goods and laboratory instruments and parts held for sale, and are recorded at the lower of average cost or market, using the first-in, first-out method. If necessary, a provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value. No such provision was recorded as of September 30, 2014 or June 30, 2014. Components of inventories as of September 30, 2014 and June 30, 2014 are as follows:

	September 30,	June 30,
	2014	2014
Raw materials	$604,523	$573,412
Work-in-process	272,782	332,717
Finished goods	982,118	717,300
Laboratory instrument related	191,840	158,806
	$2,051,263	$1,782,235

4.                                     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock, totaling 15,984,394 shares for the three months ended September 30, 2014 were not included in the calculation of weighted average diluted common shares below as their effect would be to lower the net loss per share and thus be anti-dilutive. Options and warrants to purchase common stock, totaling 11,270,000 shares for the three months ended September 30, 2013 were not included in the calculation of weighted average diluted common shares below as their effect would also be to lower the net income per share and thus be anti-dilutive.

	3 Months ended September 30, 2014	3 Months ended September 30, 2013
Net income (loss)	$(773,858)	$84,047
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	52,961,021	50,233,992
Weighted average common equivalent shares issued during the period	797,369	1,348,041
Weighted average common shares—basic	53,758,390	51,582,033
Dilutive potential common shares:
Stock options and warrants	—	2,749,498
Weighted average common shares and dilutive potential common shares	53,758,390	54,331,531
Net income (loss) per share—basic	$(0.01)	$0.00	*
Net income (loss) per share—diluted	$(0.01)	$0.00	*

*                                         Less than $0.01per share

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

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis:

As of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,039,709	$—	$—	$1,039,709
Total	$1,039,709	$—	$—	$1,039,709

As of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,039,555	$—	$—	$1,039,555
Total	$1,039,555	$—	$—	$1,039,555

6.                                      STOCKHOLDERS’ EQUITY

(a)                                 Common Stock

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party is responsible for its own costs, expenses and liabilities incurred under the 2011 Development Agreement. However, ELITech and Wescor will be responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to the 2011 Development Agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarters ended September 30, 2014 and September 30, 2013, we generated $0 and $122,727 respectively, in R & D revenue from Wescor, and issued 109,832 and 283,151 shares, respectively under this arrangement. The 109,832 shares issued in the current quarter were issued pursuant to R & D invoices billed to Wescor in May and June, 2014. Also, pursuant to the 2011 Development Agreement, as of September 30, 2014 and September 30, 2013 there was $0 and $93,471, respectively, in accounts receivable for ELITech/Wescor-

funded research and development and $0 and $62,345 due from Wescor with respect to stock purchase commitments owing from Wescor for zero and 415,633 shares, respectively, to be issued subsequent to September 30, 2014 and September 30, 2013, respectively. The $62,345 stock purchase commitment as of September 30, 2013 was not recorded as of September 30, 2013. As of June 30, 2014, the 2011 Development Agreement has expired by its terms.

As a result of ELITech’s earlier investment and these transactions, ELITech, including warrants issued to them, beneficially owned 45.3% of the Company’s outstanding shares as of September 30, 2014, and, thus is considered a related party.

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

For the three months ended September 30, 2014 and September 30, 2013, shares issued under the Third and Fourth ESPPs amounted to 2,118 and 14,270, respectively. For the three month periods ended September 30, 2014 and September 30, 2013, the benefits expense recognized for the 15% discount on shares purchased under the ESPPs amounted to $678 and $2,568, respectively.

(c)                              Incentive Stock Option Plan

Stock Options as of September 30, 2014

Our 2007 and 2011 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of September 30, 2014, and changes during the three months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2014	3,615,000	$0.14	51	$628,708
Granted	—	—	—
Exercised	(5,000)	0.11	59
Cancelled, expired or forfeited	(70,000)	$0.43	6
Options outstanding at September 30, 2014	3,540,000	$0.15	54	$404,469
Options exercisable at September 30, 2014	2,953,333	$0.13	44	$379,799

The aggregate intrinsic value of outstanding options as of September 30, 2014 measures the difference between the market price as of September 30, 2014 ($0.26) and the exercise price of the respective options. Options for 5,000 shares were exercised during the three months ended September 30, 2014.

As of September 30, 2014, the estimated unrecognized compensation cost of unvested stock options amounted to $109,868, which is expected to be recognized over a weighted average period of 74 months.

There were no stock options granted during the three months ending September 30, 2014. The weighted average per share fair value of stock options granted during the three months ending September 30, 2013 was $0.20. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Quarter Ended	Quarter Ended
	September 30,	September 30,
Valuation Assumptions	2014	2013

Expected life	N/A	7 years
Risk-free interest rate	N/A	2.69%
Expected volatility	N/A	137.4%
Expected dividend yield	N/A	0%

7.                                      REVOLVING LINE OF CREDIT

Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the “LSQ Agreement”), LSQ provided a line of credit (“Line”) to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000. Interest accrued on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date. In addition, pursuant to the terms of the LSQ Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the LSQ Agreement or otherwise. The LSQ Agreement was terminated effective October 27, 2013. For the quarter ended September 30, 2013, LSQ funded a total of $2,121,139, of which $1,080 was outstanding as of September 30, 2013. Fees paid to LSQ for interest and other services for the quarter ended September 30, 2013 totaled $440. On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”). This Loan Agreement replaced the LSQ Agreement noted above.

Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the “Revolver”) to the Company not to exceed $1,500,000. Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum. Interest payments are due monthly. As of September 30, 2014, the annual interest rate was 4.15%.

Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Revolver will terminate and all loans there under must be repaid on November 5, 2014. The Bank has agreed to an extension of the Revolver until February 5, 2015.

The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company. As of September 30, 2014, the Company was in compliance with the financial covenants of the Revolver.

In addition, pursuant to the terms of the Loan Agreement, the Company granted to the Bank a security interest in all of the Company’s assets to secure the repayment of the loans under the Revolver and to secure all other obligations of the Company to the Bank.

The Company will use any money it receives under the Loan Agreement for general short term working capital purposes.

The Revolver was activated on October 30, 2013. During the quarter ended September 30, 2014, the Company did not request any funding from the Bank under the Revolver. Consequently, there were no fees paid to the Bank for interest or other services for the same period.

8.                                      RELATED PARTY TRANSACTIONS

The ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah) (the “ELITech Group”) combined, are considered to be a related party, beneficially owning 45.3% of the Company’s outstanding shares, and, as of September 30, 2014, was one of the Company’s four largest non-governmental customers.  For the three months ended September 30, 2014 and September 30, 2013, we generated $0 and $122,727, respectively, in R & D revenue from Wescor. In addition, the Company’s international product sales (including shipping) to ELITech-UK for the three month periods ended September 30, 2014 and September 30, 2013 amounted to $174,817 and $141,856, respectively. In total, for the three months ended September 30, 2014 and September 30, 2013 the ELITech Group (ELITech-UK and Wescor) represented approximately 7.9% and 8.0%, respectively, of total revenues. As of September 30, 2014 and September 30, 2013, the accounts receivable from the ELITech Group amounted to $128,368 and $208,361, respectively, which represented approximately

10.3% and 13.7%, respectively, of total trade accounts receivable. The Joint Product Development Agreement with Wescor terminated on June 30, 2014.

9.                                      CONCENTRATION OF CREDIT RISK

The Company’s customers, with the exception of the ELITech Group, are principally located in the U.S. The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require collateral for receivables. For the quarter ended September 30, 2014, our four largest non-governmental customers accounted for 33.8% of our total revenues and 21.4% of total trade receivables at quarter-end. For the quarter ended September 30, 2013, our four largest non-governmental customers accounted for 53.1% of our total revenues and 42.0% of total trade receivables at quarter-end.

10.                               COMMITMENTS AND CONTINGENCIES

Litigation

Currently, we are aware of two purported class action complaints that have been filed in connection with the merger.  One complaint was filed in the Second Judicial District Court of the State of Nevada on September 4, 2014 — Rauenzhan v. Corgenix, et al., No. CV14-01907.  An amended complaint was filed in the Rauenzhan lawsuit on October 14, 2014.  One complaint was filed in the First Judicial District Court of the State of Nevada on October 14, 2014 — Bradford, et al. v. Corgenix, et al., No. 14TRT000681B.  Counsel for the plaintiffs in the Rauenzhan and Bradford actions have agreed to consolidate the actions in the Second Judicial District Court. However, as of November 6, 2014, a consolidated Second Amended Class Action Complaint has not been filed.  The complaints name as defendants us, each member of our board of directors, Buyer and Merger Sub.  The complaints generally allege that the board of directors breached its fiduciary duties and that we, Buyer, the Merger Sub aided and abetted those purported breaches, in connection with the proposed merger. The complaints challenge the Merger Consideration as inadequate, and make a variety of other allegations, including the following:

•                  given the recent trading price of our Common Stock and potential future growth, the value of our Common Stock is greater than the consideration offered to shareholders in the proposed merger;

•                  the proposed merger is the result of a flawed process marred by conflicts of interest of our board and senior management;

•                  the “no solicitation” and termination fee provisions of the Merger Agreement preclude us from soliciting, and otherwise restrict our ability to consider, competing offers; and

•                  our definitive proxy statement, filed on October 21, 2014 with the SEC, omits and/or misrepresents material information.

The plaintiffs in these cases seek an order certifying a proposed class of our shareholders, certifying the plaintiffs as the class representatives, granting injunctive relief against the consummation of the merger, or, if the merger is consummated, rescinding the merger and awarding damages, directing the defendants to account for all damages caused by them and all profits or special benefits obtained by them as a result of their alleged breaches of fiduciary duties and an award of costs, expenses and reasonable attorneys’ fees, and accountants’ and experts’ fees.

We notified our carriers of our applicable insurance policies (the “D&O Insurance”) regarding these claims. The D&O Insurance provides coverage for defense costs incurred in connection with the claims, but is subject to a substantial deductible, depending on the claim.  The D&O Insurance may not cover any amount of any judgment or settlement representing the amount by which the Merger Consideration or price is increased.

The defendants believe the claims asserted are without merit.  Buyer has repeatedly indicated that the Merger Consideration is the highest amount Buyer is willing to pay to acquire our company and that it is not willing to increase the amount of the Merger Consideration.

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein and in the Annual Report on Form 10-K for the year ended June 30, 2014.

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

We have incurred operating losses and negative cash flow from operations for most of our history. There can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. There can be no assurance that, in the future, we will sustain revenue growth, current revenue levels, or achieve or maintain profitability. Our results of operations may fluctuate significantly from period-to-period as the result of several factors, including: (i) whether and when new products are successfully developed and introduced, (ii) market acceptance of current or new products, (iii) seasonal customer demand, (iv) whether and when we receive research and development payments from strategic partners, (v) changes in reimbursement policies for the products that we sell, (vi) competitive pressures on average selling prices for the products that we sell, and (vii) changes in the mix of products that we sell. For more discussion about each risk factor , see Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

(b)                                 General

Since our inception, we have been primarily involved in the research, development, manufacturing and marketing/distribution of diagnostic tests for sale to clinical laboratories. We currently market over 50 products covering aspirin effect on platelets, vascular diseases, infectious diseases and liver disease. Our products are sold in the United States, and other North American countries through our marketing and sales organization that includes direct sales representatives and contract sales representatives, and internationally through our Master Distributor (ELITech), and to several significant OEM partners.

We manufacture products for inventory based upon expected sales demand, usually shipping products to customers within 24 hours of receipt of orders if in stock.  Accordingly, we do not operate with a significant customer order backlog.

We generate revenues primarily from sales of products and contract revenues from strategic partners. Contract revenues consist of sales of contract manufactured products from other companies and service fees from research and development agreements with strategic partners.

In August 2014, we announced the execution of a Merger Agreement for the sale of the Company for $0.27 per share, subject to shareholder approval among other conditions. For a summary of the Merger Agreement, see Note 1 (b) to the Condensed Financial Statements.

(c)                                  Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Total revenues. Total revenues for the current quarter decreased $653,406 or 22.7% versus the prior year. This decrease was primarily due to a 37.5% decrease in our Aspirin Works sales and a 76.0% decrease in our contract manufacturing revenues. As can be read from the two tables below, the principal reasons for the decrease in total revenues for the Company for the current period were primarily due to a decrease in North American revenues for the period brought about mainly decreases in contract manufacturing and Aspirin Works sales, partially offset by revenue increases in the Company’s other product and service areas. The first quarter weakness in Aspirin Works sales and for our contract manufactured end products resulted from a slow down in demand from a major customer.

	Quarter ended
	September 30,		% Incr.
	2014	2013	(Decr.)
Total Revenues
By Geographical Breakdown:
North America	$2,039,315	$2,720,694	(25.0)%
International	$184,792	$156,819	17.8%
Total Revenues	$2,224,107	$2,877,513	(22.7)%

	Quarter Ended
	September 30,		% Incr.
	2014	2013	(Decr.)
Total Revenues
By Category:
Phospholipid Sales	$709,595	$638,698	11.1%
Coagulation Sales	$231,355	$220,304	5.0%
Aspirin Works Sales	$199,219	$318,525	(37.5)%
Hyaluronic Acid Sales	$168,096	$162,024	3.8%
OEM Sales	$179,315	$152,523	17.6%
Contract Manufacturing	$243,909	$1,016,866	(76.0)%
R & D and Grant	$375,532	$248,011	51.4%
Shipping and Other	$117,086	$120,562	(2.9)%
Total Revenues	$2,224,107	$2,877,513	(22.7)%

Cost of revenues.  Total cost of revenues, as a percentage of total revenues, decreased to 51.4% for the quarter ended September 30, 2014 versus 53.8% for the quarter ended September 30, 2013. This decrease for the quarter was due to lower cost of goods sold for our manufactured goods in addition to lower cost of revenues related to grants and contract research and development revenues. The reduction in the cost of goods sold for our core products was primarily attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes. The improvement in the cost of revenues related to our contract research and development and grants in the current period, was primarily due to the June 30, 2014 expiration of the ELITech joint product development agreement.

Quarter ended September 30, 2014

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$1,848,575	$375,532	$2,224,107
DIRECTLY RELATED COST OF REVENUES	$897,406	$246,049	$1,143,455
COST OF REVENUES AS % OF TOTAL REVENUES	48.6%	65.5%	51.4%

Quarter ended September 30, 2013

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$2,629,502	$248,011	$2,877,513
DIRECTLY RELATED COST OF REVENUES	$1,375,228	$171,328	$1,546,556
COST OF REVENUES AS % OF TOTAL REVENUES	52.3%	69.1%	53.8%

Selling and marketing expenses.  For the quarter ended September 30, 2014, selling and marketing expenses decreased $31,496, or 6.5%, to $452,188 from $483,684 for the quarter ended September 30, 2013. The $31,496 decrease resulted primarily from decreases of $22,563 in trade show and travel and entertainment-related expenses, $13,553 in labor-related expenses, and $11,683 in advertising expense, partially offset by a net increase of $16,303 in other selling and marketing expenses.

Research and development expenses. Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of revenues, increased $108,684, or 28.9%, to $485,077 for the quarter ended September 30, 2014, from $376,393 for the quarter ended September 30, 2013. The $108,684 increase resulted primarily from increases of $24,644 in laboratory supplies expense, $34,213 in labor-related expenses, and $10,003 in travel-related expenses, plus a net increase of $39,824 in other research and development expenses.

General and administrative expenses. For the quarter ended September 30, 2014, general and administrative expenses increased $602,012, or 111.4%, to $1,142,522 from $540,510 for the quarter ended September 30, 2013. The substantial increase was primarily a result of an increase of $604,992 in merger transaction costs, partially offset by a net decrease of $2,979 in other general and administrative expenses.

(d)                                 Adjusted EBITDA

The Company’s earnings (loss) before interest, taxes, depreciation, amortization, and non cash expense associated with stock based compensation (“Adjusted EBITDA”) decreased $866,387, to a negative EBITDA of $678,937 for the quarter ended September 30, 2014 compared with Adjusted EBITDA of $187,450 for the quarter ended September 30, 2013. The primary reason for the decrease in Adjusted EBITDA for the current fiscal year was the net loss incurred in the current period. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income (loss) as shown on the accompanying Statement of Operations can be made by eliminating depreciation and amortization expense, corporate stock based compensation expense, interest expense, and income tax expense, if any, from the net income (loss) and further eliminating any interest income from said net income (loss) as in the following table:

	Quarter Ended September 30,
	2014	2013
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$(773,858)	$84,047
Add back:
Depreciation and Amortization	72,824	62,998
Income taxes	(9,213)	14,000
Stock based compensation expense	28,819	22,754
Interest income	(250)	(146)
Interest expense	2,741	3,797
Adjusted EBITDA	$(678,937)	$187,450

(e)                                  Financing Agreements

Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the “LSQ Agreement”), LSQ provided a line of credit (“Line”) to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000. Interest accrued on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date. In addition, pursuant to the terms of the LSQ Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the LSQ Agreement or otherwise. The LSQ Agreement was terminated effective October 27, 2013. For the quarter ended September 30, 2013, LSQ funded a total of $2,121,139, of which $1,080 was outstanding as of September 30, 2013. Fees paid to LSQ for interest and other services for the quarter ended September 30, 2013 totaled $440. On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”). This Loan Agreement replaced the LSQ Agreement noted above.

Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the “Revolver”) to the Company not to exceed $1,500,000. Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum. Interest payments are due monthly. As of September 30, 2014, the annual interest rate was 4.15%.

Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Revolver will terminate and all loans there under must be repaid on November 5, 2014. The Bank has agreed to an extension of the Revolver until February 5, 2015.

The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company. As of September 30, 2014, the Company was in compliance with the financial covenants of the Revolver.

In addition, pursuant to the terms of the Loan Agreement, the Company granted to the Bank a security interest in all of the Company’s assets to secure the repayment of the loans under the Revolver and to secure all other obligations of the Company to the Bank.

The Company will use any money it receives under the Loan Agreement for general short term working capital purposes.

The Revolver was activated on October 30, 2013. During the quarter ended September 30, 2014, the Company did not request any funding from the Bank under the Revolver. Consequently, there were no fees paid to the Bank for interest or other services for the same period.

(f)                                   Liquidity and Capital Resources

At September 30, 2014, our working capital decreased by $673,802 to $4,496,413 from $5,170,215 at June 30, 2014, and concurrently, our current ratio (current assets divided by current liabilities) decreased from 5.6 to 1 at June 30, 2014 to 4.2 to 1 at September 30, 2014. The decrease in working capital is primarily attributable to the net loss for the current quarter.

At September 30, 2014, trade and other receivables were $1,258,973 versus $1,982,200 at June 30, 2014. At September 30, 2014, inventories were $2,051,263 versus $1,782,235 at June 30, 2014. Accounts payable, accrued payroll and other accrued expenses increased by a combined $295,237 to $1,348,499 from $1,037,769 at June 30, 2014.

For the three months ended September 30, 2014, cash provided by operating activities amounted to $162,982 versus cash used by operations of $5,553 for the three months ended September 30, 2013. The increase in the cash provided by operations for the current quarter resulted primarily from the decrease in accounts receivable and increase in accounts payable and other accrued liabilities, which were partially offset by the net loss for the period plus the increase in inventories and decrease in accrued payroll and related liabilities.

Net cash used by investing activities was $48,766 for the three months ended September 30, 2014, compared to net cash used by investing activities for the three months ended September 30, 2013 totaling $43,840. The slight increase was primarily due to increased purchases of manufacturing equipment and leasehold improvements for the current period.

Net cash used by financing activities amounted to $8,519 for the three months ended September 30, 2014 compared to net cash provided by financing activities for the three months ended September 30, 2013 totaling $236,596. The decrease was primarily due to no net proceeds received on the revolving line of credit in the current period in addition to lower proceeds from the issuance of common stock.

In summary, the $162,982 in cash provided by operating activities more than offset the cash used by financing and investing activities, resulting in a net increase in cash amounting to $105,697 for the current period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $14,329,098 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline (as they did this quarter), are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time.

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

PART II

Other Information

Item 1.                               Legal Proceedings

For information related to the Company’s legal proceedings, see Note 10 “Commitments and Contingencies” under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 1A.                      Risk Factors

Not required for smaller reporting companies.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Pursuant to this agreement, each month we will notify Wescor of the amount of their stock purchase commitment, which is equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor must purchase such shares within thirty (30) days of each notification. For the quarter ended September 30, 2014 and September 30, 2013, we issued 109,832 and 283,151 shares respectively, under this arrangement. The proceeds have been used for general working capital purposes. The shares and issued under the 2011 Development Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The offer of such securities is exempt from the registration requirements of the Securities Act, pursuant to Section 4 (a) (2) of the Securities Act for transactions not involving a public offering and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act. A Form D was filed by the Company reporting information regarding the sale of the securities. The 2011 Development Agreement expired on June 30, 2014.

On August 5 and August 6, 2014, a total of 2,457,273 warrants were exercised on a cashless basis, in exchange for 1,150,863 shares of common stock. The cashless exercises were exempt from registration under Rule 144 of the Securities Act of 1933, as amended.

Item 3.                               Defaults Upon Senior Securities

None

Item 4.                               Mine Safety Disclosures

Not applicable

Item 5.                               Other Information

None

Item 6.                               Exhibits

a.              Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger dated August 27, 2014 by an among Corgenix Medical Corporation , Centennial Medical Holdings, Inc. and Centennial Integrated, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K filed on August 28, 2014 and incorporated herein by reference.

9.1

Voting Agreement dated August 27, 2014 by and among Centennial Medical Holdings, Inc. and Stephen P. Gouze, Robert Tutag, Douglass T. Simpson, William H. Critchfield and Ann L. Steinbarger, filed as Exhibit 99.2 to the Company’s Form 8-K filed on August 28, 2014 and incorporated herein by reference.

10.1 (1)

Technology Transfer License and Product Development Agreement dated August 15, 2014 between the Company and Eli Lilly and Company, filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2014 and incorporated herein by reference (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

10.2*	Change in Terms Agreement to the Promissory Note between the Company and BAnk of the West dated November 4, 2014.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officers pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

(1)

Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

*	Filed herewith.
**	Filed electronically with this report.

SIGNATURES

In accordance with the guidance of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORGENIX MEDICAL CORPORATION

November 7, 2014	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)