Form 10-Q
period 2014-12-31
CORGENIX MEDICAL CORP/CO
filed 2015-02-13
CIK 1063665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares of Common Stock outstanding was 54,965,493 as of February 10, 2015.

CORGENIX MEDICAL CORPORATION

December 31, 2014

PART I

Item 1. Financial Statements

CORGENIX MEDICAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$2,378,777	$2,440,516
Accounts receivable, less allowance for doubtful accounts of $30,000	2,022,373	1,727,379
Accounts receivable due from affiliates (note 8)	196,945	246,587
Other receivables	12,362	8,234
Inventories	1,974,767	1,782,235
Prepaid expenses	48,833	87,472
Total current assets	6,634,057	6,292,423
Property and Equipment:
Capitalized software costs	373,132	373,132
Machinery and laboratory equipment	2,130,239	2,093,854
Furniture, fixtures and office equipment	1,861,904	1,776,553
	4,365,275	4,243,539
Accumulated depreciation and amortization	(3,249,195)	(3,116,790)
Net Property and equipment	1,116,080	1,126,749
Intangible assets:
License, net of amortization of $206,503 and $192,308	212,926	227,121
Other assets:
Due from officer	—	12,000
Other	88,486	131,153
Total assets	$8,051,549	$7,789,446
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$70,389	$84,439
Accounts payable	963,893	555,703
Accrued payroll and related liabilities	280,519	317,986
Accrued expenses	396,568	164,080
Total current liabilities	1,711,369	1,122,208
Capital lease obligation, less current portion	136,664	169,039
Deferred facility lease payable, less current portion	255,182	282,950
Total liabilities	2,103,215	1,574,197
Commitments and contingencies (note 10)
Stockholders’ Equity:
Common stock, $0.001 par value. Authorized 200,000,000 shares; Issued and outstanding 54,965,493 and 52,961,021 shares at December 31, 2014 and June 30, 2014, respectively	54,965	52,961
Additional paid-in capital	22,191,336	22,119,930
Accumulated deficit	(16,297,967)	(15,957,642)
Total stockholders’ equity	5,948,334	6,215,249
Total liabilities and stockholders’ equity	$8,051,549	$7,789,446

See accompanying notes to condensed financial statements.

CORGENIX MEDICAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended			Six Months Ended
	December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013

Revenues:
Product sales	$2,333,464	$2,505,164		$4,182,038	$5,134,666
Contract R & D and grant revenues	1,295,807	206,515		1,671,339	454,526
Total revenues	3,629,271	2,711,679		5,853,377	5,589,192

Cost of revenues:
Cost of goods sold	1,092,876	1,247,720		1,990,282	2,622,948
Cost of R & D and grant revenues	352,033	146,950		598,081	318,278
Total cost of revenues	1,444,909	1,394,670		2,588,363	2,941,226

Gross profit	2,184,362	1,317,009		3,265,014	2,647,966

Operating expenses:
Selling and marketing	380,555	429,634		832,743	913,318
Research and development	161,169	147,748		415,690	352,813
General and administrative	1,206,927	558,948		2,349,450	1,099,458
Total expenses	1,748,651	1,136,330		3,597,883	2,365,589
Operating income (loss)	435,711	180,679		(332,869)	282,377
Other income (expense):
Other expense	—	—		(12,000)	—
Other income	187	177		438	323
Interest expense	(2,365)	(2,359)		(5,107)	(6,156)
Total other income (expense)	(2,178)	(2,182)		(16,669)	(5,833)

Income (loss) before income taxes	$433,533	$178,497		$(349,538)	$276,544
Income taxes (benefits)	—	—		(9,213)	14,000
Net income (loss)	433,533	178,497		(340,325)	262,544

Earnings per share:
Basic	$0.01	$0.00	*	$(0.01)	$0.01
Diluted	$0.01	$0.00	*	$(0.01)	$0.01
Weighted-average shares outstanding:
Basic	54,847,169	51,030,061		54,302,779	51,025,710
Diluted	60,372,383	54,143,287		54,302,779	54,034,232

See accompanying notes to condensed financial statements.

*Less than $0.005per share

CORGENIX MEDICAL CORPORATION

Condensed Statement of Stockholders’ Equity

For the six months ended December 31, 2014

(Unaudited)

	Common Stock, Number of Shares	Common Stock, $0.001 Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at June 30, 2014	52,961,021	$52,961	$22,119,930	$(15,957,642)	$6,215,249
Issuance of common stock for services	2,118	2	676	—	678
Issuance of common stock for cash	114,832	114	16,910	—	17,024
Compensation expense recorded as a result of stock options issued	—	—	55,708	—	55,708
Exercise of warrants	1,887,522	1,888	(1,888)	—	—
Net income (loss)	—	—	—	(340,325)	(340,325)
Balances at December 31, 2014	54,965,493	$54,965	$22,191,336	$(16,297,967)	$5,948,334

See accompanying notes to condensed financial statements.

CORGENIX MEDICAL CORPORATION

AND SUBSIDIARIES

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(340,325)	$262,544
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	146,600	129,336
Common stock issued for services	678	4,995
Compensation expense recorded for stock options issued	55,708	55,422
Changes in operating assets and liabilities:
Accounts receivable	(249,480)	(674,879)
Inventories	(192,532)	422,461
Prepaid expenses and other assets	93,306	(106,078)
Accounts payable	408,140	(206,312)
Accrued payroll and related liabilities	(37,467)	3,908
Accrued interest and other liabilities	204,720	(14,392)
Net cash provided by (used in) operating activities	89,398	(122,995)
Cash flows used in investing activities:
Additions to equipment	(121,736)	(162,305)
Net cash used in investing activities	(121,736)	(162,305)
Cash flows provided by (used in) financing activities:
Payment for redemption of convertible preferred stock	—	(9,170)
Proceeds from issuance of common stock	17,024	134,683
Proceeds received from revolving line of credit	—	3,043,708
Payments on revolving line of credit	—	(2,817,072)
Payments on notes payable	—	(16,560)
Payments on capital lease obligations	(46,425)	(52,008)
Net cash provided by (used in) financing activities	(29,401)	283,581
Net (decrease) in cash and cash equivalents	(61,739)	(1,719)
Cash and cash equivalents at beginning of period	2,440,516	1,956,624
Cash and cash equivalents at end of period	$2,378,777	$1,954,905
Supplemental cash flow disclosures:
Cash paid for interest	$5,217	$6,160
Noncash investing and financing activities
Redemption of convertible preferred stock	$—	$2,568
Equipment acquired under capital leases	$—	$262,110

See accompanying notes to condensed financial statements.

CORGENIX MEDICAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a)                                 Company Overview

We are organized as a “C” corporation, were established in 1990, and our business includes research, development, manufacture, and marketing of in vitro diagnostic (“IVD”) products (tested outside the human body) for use in disease detection and diagnosis.

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

•                  Contract R&D Agreements—We provide contract product development services, including companion diagnostics development, to strategic partners and alliances. Our most significant Contract R &D customers include Eli Lilly, Tulane University (“Tulane”) and the National Institutes of Health (“NIH”). The Joint Product Development Agreement with Wescor, a wholly owned subsidiary of ELITech (“Wescor”), terminated on June 30, 2014.

•                  Other Revenues—This category includes shipping and other miscellaneous revenues.

•                  For the current quarter, our four largest non-governmental customers, collectively, accounted for 49.3% of our total revenues.

Most of the products we sell are used in clinical laboratories for the diagnosis and/or the monitoring of three important sectors of health care:

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

(b)         Recent Developments

Merger Agreement and Special Shareholder Meeting

On August 27, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centennial Medical Holdings, Inc., a Delaware corporation (“Parent”), and Centennial Integrated, Inc., a Nevada corporation and newly-formed subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into us (the “Merger”), with Corgenix Medical Corporation surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Water Street Healthcare Partners, LLC. The Merger Agreement was approved by our Board of Directors. The description of the Merger Agreement and related voting agreement below does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement, as filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2014.

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

Consummation of the Merger is subject to various closing conditions, including the lack of certain litigation related to the Merger.

On December 18, 2014, the Company held the Special Meeting to adopt the Merger Agreement. Adoption of the Merger Agreement required the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding at the close of business on October 14, 2014 and entitled to vote in accordance with Nevada law. According to the report of the inspector of elections, the Merger Agreement was approved by the Company’s shareholders at the Special Meeting.

The closing of the merger is expected to occur in the first quarter of calendar year 2015. See Note 10 “Commitments and Contingencies” to the condensed financial statements for further information on litigation related to the Merger.

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

NIH and Gates Foundation Ebola Grants

On June 26, 2014, we were awarded a three-year, $2.9 million National Institutes of Health (“NIH”) grant to advance the development of Ebola diagnostic tests. Collaborating with us on the program are members of the Viral Hemorrhagic Fever Consortium (“VHFC”), a collaboration of academic and industry members headed by Tulane University and partially funded with the support from the NIH.

We have been working to develop Ebola diagnostic products pursuant to this and a previous NIH grant awarded to Corgenix and the VHFC in 2010. At this time, we have developed a prototype rapid diagnostic test (RDT) substantially ahead of our originally anticipated schedule, and it has been tested on clinical specimens in West Africa, and also tested under controlled laboratory conditions here in the U.S.  Further, the product is being tested in several independent clinical studies in West Africa by the World Health Organization (“WHO”).Thus far, we believe the results have been encouraging. We are continuing to do additional testing, both clinical and analytical, which may be required before we can secure clearances or approvals from regulatory agencies such as the U.S. Food and Drug Administration (FDA), the WHO, and others. Such regulatory clearances or approvals would be required before we would be able to use or sell this test.

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

In December 2014, we were awarded two grants totaling $818,182 to advance the development of an Ebola rapid diagnostic test kit. The grants were awarded to Corgenix by the Bill & Melinda Gates Foundation and the Paul G. Allen Family Foundation. Corgenix has selected three subcontractors to assist on the project: Tulane University, Autoimmune Technologies, LLC and Zalgen Labs, LLC.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Other than the accounting policy for revenue recognition for the Lilly Agreement noted below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2014 that are of significance or potential significance to the Company.

Research and Development and Grants

Supplementing the policy and methodology of revenue recognition for grants and research and development agreements described in Note 1 to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, revenues from the Lilly Agreement, a fixed price contract, is recognized in accordance with the milestone method of contract accounting. This contract is structured as a milestone agreement, and revenue is recognized when a specified milestone is achieved, due to the fact that for this agreement (1) the milestone event is substantive in nature and there is substantial uncertainty about the achievement of the milestone at the inception of the agreement, (2) the milestone payment is non-refundable, and (3) there are no continuing performance obligations associated with the milestone payment. Any milestone payments received prior to satisfying these revenue recognition criteria are deferred until the respective milestones are achieved.

3.                                      INVENTORIES

Inventories consist of raw materials, work in process, finished goods and laboratory instruments and parts held for sale, and are recorded at the lower of average cost or market, using the first-in, first-out method. If necessary, a provision is recorded to reduce excess and obsolete inventories to their estimated net realizable value. No such provision was recorded as of December 31, 2014 or June 30, 2014. Components of inventories as of December 31, 2014 and June 30, 2014 are as follows:

	December 31,	June 30,
	2014	2014
Raw materials	$607,200	$573,412
Work-in-process	321,037	332,717
Finished goods	863,162	717,300
Laboratory instrument related	183,368	158,806
	$1,974,767	$1,782,235

4.                                     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options and their equivalents is calculated using the treasury stock method. Options and warrants to purchase common stock, totaling 290,000 and 11,270,000 shares, were not included in the calculation of weighted average diluted common shares below, for the quarters ended December 31, 2014 and December 30, 2013, respectively, as their effect would be anti-dilutive. For the same reasons, options and warrants to purchase common stock, totaling 15,834,394 and 11,270,000 were not considered in the calculation of weighted average diluted common shares for the six month periods ended December 31, 2014 and December 31, 2013.

	3 Months ended December 31, 2014	3 Months ended December 31, 2013		6 Months ended December 31, 2014	6 Months ended December 31, 2013
Net earnings (loss)	$433,533	$178,497		$(340,325)	$262,544
Common and common equivalent shares outstanding:
Historical common shares outstanding at beginning of period	54,228,834	50,651,413		52,961,021	50,233,992
Weighted average common equivalent shares issued during the period	618,335	378,648		1,341,758	791,718
Weighted average common shares — basic	54,847,169	51,030,061		54,302,779	51,025,710
Dilutive potential common shares:
Stock options, warrants and shares of convertible preferred shares	5,525,214	3,113,226		—	3,008,522
Weighted average common shares and dilutive potential common shares	60,372,383	54,143,287		54,302,779	54,034,232
Net income (loss) per share — basic	$0.01	$0.00	*	$(0.01)	$0.01
Net income (loss) per share — diluted	$0.01	$0.00	*	$(0.01)	$0.01

*                                         Less than $0.005per share

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

Level 3—unobservable inputs.

The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs. The following table sets forth the fair value of the Company’s financial assets that were measured on a recurring basis:

As of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,323,988	$—	$—	$1,323,988
Total	$1,323,988	$—	$—	$1,323,988

As of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Money market funds	$1,039,555	$—	$—	$1,039,555
Total	$1,039,555	$—	$—	$1,039,555

6.                                      STOCKHOLDERS’ EQUITY

(a)                                 Common Stock

On July 28, 2011, we entered into a First Amended Joint Product Development Agreement (the “2011 Development Agreement”) with ELITech and Wescor. Each party was responsible for its own costs, expenses and liabilities incurred under the 2011 Development Agreement. However, ELITech and Wescor were responsible for expenses related to the development of new Corgenix Assays and systems. Pursuant to the 2011 Development Agreement, each month we notified Wescor of the amount of their stock purchase commitment, which was equal to sixty-six and 7/10 percent (66.7%) of the amount of each monthly R & D invoice at a per share price of $0.15. Wescor was required to purchase such shares within thirty (30) days of each notification. For the quarter ended December 31, 2014 we generated no R & D revenue from Wescor and likewise, issued no shares under this agreement. For the quarter ended December 31, 2013, we generated $84,420 in R & D revenue from Wescor, and issued 540,197shares under this arrangement. For the six months ended December 31, 2014 we generated no R & D revenue from Wescor and issued 109,832 shares under this agreement. For the six months ended December 31, 2013, we generated $207,147 in R & D revenue from Wescor, and issued 823,348shares under this arrangement. The 109,832 shares issued in the current six month period were issued pursuant to R & D invoices billed to Wescor in May and June, 2014. Also, pursuant to the 2011 Development Agreement, as of December 31, 2014 and December 31, 2013 there was $0 and $56,407, respectively, in accounts receivable for ELITech/Wescor-funded research and development and $0 and $37,624 due from Wescor with respect to stock purchase commitments owing from Wescor for zero and 250,825 shares, respectively, to be issued subsequent to December 31, 2014 and December 31, 2013, respectively. The $37,624 stock purchase commitment as of December 31, 2013 was not recorded as of December 31, 2013. As of June 30, 2014, the 2011 Development Agreement had expired by its terms.

As a result of ELITech’s earlier investment and these transactions, ELITech, including warrants issued to them, beneficially owned 44.7% of the Company’s outstanding shares as of December 31, 2014, and, thus is considered a related party.

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

For the three months ended December 31, 2014, no shares were issued under the Fourth ESPPs. For the three months ended December 31, 2013, 12,133 shares were issued under the Third and Fourth ESPPs. For the six months ended December 31, 2014, 2,118 shares were issued under the Fourth ESPP. For the six months ended December 31, 2013, 26,403 shares were issued under the Third and Fourth ESPPs. For the three and  six month periods ended December 31, 2014, the benefits expense recognized for the 15% discount on shares purchased under the ESPP amounted to $0 and $678, respectively. For the three and  six month periods ended December 31, 2013, the benefits expense recognized for the 15% discount on shares purchased under the ESPPs amounted to $2,427 and $4,995, respectively.

(c)                              Incentive Stock Option Plan

Stock Options as of December 31, 2014

Our 2007 and 2011 Incentive Compensation Plans (the “Plans”) provide for two separate components. The Stock Option Grant Program, administered by the Compensation Committee (the “Committee”) appointed by our Board of Directors, provides for the grant of incentive and non-statutory stock options to purchase common stock to employees, directors or other independent advisors designated by the Committee. The Restricted Stock Program administered by the Committee, provides for the issuance of Restricted Stock Awards to employees, directors or other independent advisors designated by the Committee. The following table summarizes stock options outstanding as of December 31, 2014, and changes during the six months then ended:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in months)	Aggregate Intrinsic Value
Options outstanding at June 30, 2014	3,615,000	$0.14	52	$628,708
Granted	—	—	—
Exercised	(5,000)	0.11	59
Cancelled, expired or forfeited	(70,000)	$0.43	6
Options outstanding at December 31, 2014	3,540,000	$0.14	48	$439,020
Options exercisable at December 31, 2014	2,963,333	$0.16	44	$410,417

The aggregate intrinsic value of outstanding options as of December 31, 2014 measures the difference between the market price as of December 31, 2014 ($0.26) and the exercise price of the respective options. Options for 5,000 shares were exercised during the six months ended December 31, 2014.

As of December 31, 2014, the estimated unrecognized compensation cost of unvested stock options amounted to $95,051, which is expected to be recognized over a weighted average period of 68 months.

There were no stock options granted during the six months ending December 31, 2014. The weighted average per share fair value of stock options granted during the six months ending December 31, 2013 was $0.17. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
Valuation Assumptions	2014	2013

Expected life	N/A	7 years
Risk-free interest rate	N/A	2.69%
Expected volatility	N/A	137.4%
Expected dividend yield	N/A	0%

(d)                                 Short-Term Incentive Compensation

For the calendar year ended December 31, 2014, the Company adopted a one year Senior Management Bonus Plan (‘the Plan”) to provide executive officers and certain members of senior management an opportunity to earn cash as a bonus upon the achievement by the Company of certain stipulated and targeted performance measures. In January 2015, the Compensation Committee of the Company’s Board of Directors determined that certain performance measures contained in the Plan had been achieved by December 31, 2014. As a result, the Company has accrued payouts under the Plan totaling $31,250 as of December 31, 2014.

7.                                      REVOLVING LINE OF CREDIT

Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the “LSQ Agreement”), LSQ provided a line of credit (“Line”) to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000. Interest accrued on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date. In addition, pursuant to the terms of the LSQ Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the LSQ Agreement or otherwise. The LSQ Agreement was terminated effective October 27, 2013. For the quarter ended December 31, 2013, LSQ funded a total of $922,569. Fees paid to LSQ for interest and other services for the quarter ended December 31, 2013 totaled $353. For the six months ended December 31, 2013, LSQ funded a total of $3,043,708, of which $375 was owed to us by LSQ as of December 31, 2013. Fees paid to LSQ for interest and other services for the six months ended December 31, 2013 totaled $793.

On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”). This Loan Agreement replaced the LSQ Agreement noted above.

Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the “Revolver”) to the Company not to exceed $1,500,000. Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum. Interest payments are due monthly. As of December 31, 2014, the annual interest rate was 4.15%.

Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, The Revolver was originally scheduled to terminate and all loans there under were to be repaid on November 5, 2014. The Bank agreed to an extension of the Revolver until February 5, 2015, at which time the term of the Revolver expired.

The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company. As of December 31, 2014, the Company was in compliance with the financial covenants of the Revolver.

In addition, pursuant to the terms of the Loan Agreement, the Company granted to the Bank a security interest in all of the Company’s assets to secure the repayment of the loans under the Revolver and to secure all other obligations of the Company to the Bank.

The Company will use any money it receives under the Loan Agreement for general short term working capital purposes.

The Revolver was activated on October 30, 2013. During the six months ended December 31, 2014, the Company did not request any funding from the Bank under the Revolver. Consequently, there were no fees paid to the Bank for interest or other services for the same period.

8.                                      RELATED PARTY TRANSACTIONS

The ELITech Group, a French diagnostic company, via its wholly owned subsidiaries, ELITech-UK (our master international distributor) and Wescor (located in Logan, Utah) (the “ELITech Group”) combined, are considered to be a related party, beneficially owning 44.7% of the Company’s outstanding shares, and, as of December 31, 2014, was one of the Company’s four largest non-governmental customers.  For the three months ended December 31, 2014 and December 31, 2013, we generated $0 and $84,420, respectively, in R & D revenue from Wescor. In addition, the Company’s international product sales (including shipping) to ELITech-UK for the three month periods ended December 31, 2014 and December 31, 2013 amounted to $183,436 and $224,976, respectively. In total, for the three months ended December 31, 2014 and December 31, 2013 the ELITech Group (ELITech-UK and Wescor) represented approximately 5.1% and 8.3%, respectively, of total revenues. For the six months ended December 31, 2014 and December 31, 2013, we generated $0 and $207,147, respectively, in R & D revenue from Wescor. In addition, the Company’s international product sales (including shipping) to ELITech-UK for the six month periods ended December 31, 2014 and December 31, 2013 amounted to $358,253 and $366,832, respectively. In total, for the six months ended December 31, 2014 and December 31, 2013 the ELITech Group (ELITech-UK and Wescor) represented approximately 6.1% and 6.6%, respectively, of total revenues. As of December 31, 2014 and December 31, 2013, the accounts receivable from the ELITech Group amounted to $196,945 and $305,953, respectively, which represented approximately 8.9% and 15.5%, respectively, of total trade accounts receivable. The Joint Product Development Agreement with Wescor terminated on June 30, 2014.

9.                                      CONCENTRATION OF CREDIT RISK

The Company’s customers, with the exception of the ELITech Group, are principally located in the U.S. The Company performs periodic credit evaluations of its customers’ financial condition but generally does not require collateral for receivables. For the quarter ended December 31, 2014, our four largest non-governmental customers accounted for 49.3% of our total revenues and 63.1% of total trade receivables at period-end. For the quarter ended December 31, 2013, our four largest non-governmental customers accounted for 42.8% of our total revenues and 58.7% of total trade receivables at period-end. For the six months ended December 31, 2014 and December 31, 2013, our four largest non-governmental customers accounted for 42.5% and 48.1%, respectively, of our total revenues.

10.                               COMMITMENTS AND CONTINGENCIES

Litigation

Currently, we are aware of two purported class action complaints that have been filed in connection with the merger.  One complaint was filed in the Second Judicial District Court of the State of Nevada  on September 4, 2014, Rauenzhan v. Corgenix, et al., No. CV14-01907. One complaint was filed in the First Judicial Court of the State of Nevada on October 14, 2014—Bradford, et. al., No. 14TRT000681B. Counsel for the plaintiffs in the Rauenzhan and Bradford lawsuits have agreed to consolidate the actions in the Second Judicial District Court, and in November 2014, a consolidated Second Amended Class Action Complaint was filed. The consolidated complaint names as defendants us, each member of our board of directors, Buyer and Merger Sub.  The consolidated complaint generally alleges that the board of directors breached its fiduciary duties and that we, Buyer, and the Merger Sub aided and abetted those purported breaches, in connection with the proposed merger. The consolidated complaint challenges the Merger Consideration as inadequate, and makes a variety of other allegations, including the following:

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

The consolidated complaint seeks an order certifying a proposed class of our shareholders, certifying the plaintiffs as the class representatives, granting injunctive relief against the consummation of the merger, or, if the merger is consummated, rescinding the merger and awarding damages, directing the defendants to account for all damages caused by them and all profits or special benefits obtained by them as a result of their alleged breaches of fiduciary duties and an award of costs, expenses and reasonable attorneys’ fees, and accountants’ and experts’ fees.

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

Certain plaintiffs and the defendants entered into a Memorandum of Understanding on November 19, 2014, which was previously disclosed.  On December 19, 2014, Plaintiff Rauenzhan and the defendants, through their respective counsel, executed a stipulation of settlement (the “Stipulation”) and related documents formalizing an agreement to settle all of the cases.  The Stipulation was filed with the District Court, which entered an order preliminarily approving the proposed settlement and scheduling a hearing on February 19, 2015 for consideration of final approval.

Pursuant to the Stipulation and the District Court’s preliminary approval order, the Company mailed copies of the Stipulation and a notice of proposed settlement to all record holders or beneficial owners of the Company’s common stock at any time during the period from and including March 11, 2014 through and including the effective date of the merger (the “Notice”). Any objections to the settlement had to be filed in writing with the court by no later than February 5, 2015 in accordance with the Notice.

On January 14, 2015, counsel for the plaintiffs in the Bradford action filed a motion to withdraw, asserting that counsel and Plaintiff Bradford reached a fundamental disagreement on what actions should be taken in the matter going forward. Plaintiff Bradford subsequently engaged new counsel, who filed an objection to the proposed settlement on her behalf, asserting that the proposed settlement is not fair. Two additional shareholders, one of whom was also named as a plaintiff in the original Bradford action and in the consolidated action, filed similar objections to the proposed settlement.

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

In August 2014, we announced the execution of a Merger Agreement for the sale of the Company for $0.27 per share, subject to shareholder approval among other conditions. For a summary of the Merger Agreement, see Note 1(b) to the Condensed Financial Statements.

(c)                                  Results of Operations

Three months ended December 31, 2014 compared to three months ended December 31, 2013

Total revenues. Total revenues for the current quarter increased $917,591 or 33.8% to $3,629,271 versus $2,711,679 in the prior year. This increase was primarily due to a 526.9% increase in our R & D and Grant revenue, mainly as a result of the Lilly Agreement and the NIH Ebola grant, an 11.2% increase in Coagulation sales, and a 13.1% increase in our contract manufacturing revenues, partially offset by decreases in sales of most of the other categories, the largest dollar decreases occurring in (i) the international segment of OEM sales, (ii) instrument-related sales, which are a part of the category below entitled Shipping and Other, and (iii) Aspirin Works sales. The second quarter weakness in Aspirin Works sales resulted primarily from a continued slow down in demand from a major customer. Instrument-related sales decreased as a result of the phaseout of this portion of the Company’s business.

	Quarter ended
	December 31,		% Incr.
	2014	2013	(Decr.)
Total Revenues
By Geographical Breakdown:
North America	$3,415,478	$2,348,791	45.4%
International	$213,793	$362,888	(41.1)%
Total Revenues	$3,629,271	$2,711,679	33.8%

	Quarter Ended
	December 31,		% Incr.
	2014	2013	(Decr.)
Total Revenues
By Category:
Phospholipid Sales	$639,779	$636,590	1.0%
Coagulation Sales	$243,019	$218,568	11.2%
Aspirin Works Sales	$242,294	$296,868	(18.4)%
Hyaluronic Acid Sales	$173,885	$200,526	(13.3)%
OEM Sales	$195,403	$263,437	(25.8)%
Contract Manufacturing	$694,126	$613,794	13.1%
R & D and Grant	$1,294,607	$206,516	526.9%
Shipping and Other	$146,158	$275,380	(46.9)%
Total Revenues	$3,629,271	$2,711,679	33.8%

Cost of revenues.  Total cost of revenues, as a percentage of total revenues, decreased to 39.8% for the quarter ended December 31, 2014 versus 51.4% for the quarter ended December 31, 2013. This decrease for the quarter was due to lower cost of goods sold for our manufactured goods in addition to substantially lower cost of revenues related to grants and contract research and development revenues, primarily as a result of the Lilly Agreement plus the effect of the June 30, 2014 expiration of the ELITech joint product development agreement. The reduction in the cost of goods sold for our core products was primarily attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes.

Quarter ended December 31, 2014

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$2,333,464	$1,295,807	$3,629,271
DIRECTLY RELATED COST OF REVENUES	$1,092,876	$352,033	$1,444,909
COST OF REVENUES AS % OF TOTAL REVENUES	46.8%	27.2%	39.8%

Quarter ended December 31, 2013

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$2,505,164	$206,515	$2,711,679
DIRECTLY RELATED COST OF REVENUES	$1,247,720	$146,950	$1,394,670
COST OF REVENUES AS % OF TOTAL REVENUES	49.8%	71.2%	51.4%

Selling and marketing expenses.  For the quarter ended December 31, 2014, selling and marketing expenses decreased $49,079, or 11.4%, to $380,555 from $429,634 for the quarter ended December 31, 2013. The $49,079 decrease resulted primarily from decreases of $16,546 in trade show and travel and entertainment-related expenses, $17,644 in labor-related expenses, and $18,591 in outside services, partially offset by a net increase of $3,702 in other selling and marketing expenses.

Research and development expenses. Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of revenues, increased $218,504, or 74.1% to $513,202 from $294,698 for the quarter ended December 31, 2013, primarily as a result of the Lilly Agreement and the NIH Ebola grant. The $218,504 increase resulted primarily from increases of $76,870 in labor-related expenses, $15,948 in product testing expense, and $7,375 in outside services, plus a net increase of $118,311 in other research and development expenses.

General and administrative expenses. For the quarter ended December 31, 2014, general and administrative expenses increased $647,979, or 115.9%, to $1,206,927 from $558,948 for the quarter ended December 31, 2013. The substantial increase was primarily a result of an increase of $567,058 in merger transaction and litigation costs, a $33,233 increase in labor related expenses, and a net increase of $47,688 in other general and administrative expenses.

Six months ended December 31, 2014 compared to six months ended December 31, 2013

Total revenues. Total revenues for the six months ended December 31, 2014, increased $264,185 or 4.7% to $5,853,377 versus $5,589,192 in the prior year. This increase was primarily due to a 267.5% increase in our R & D and Grant revenue, mainly as a result of the Lilly Agreement and the NIH Ebola grant, an 8.1% increase in Coagulation sales, and a 5.8% increase in phospholipid sales, partially offset by decreases in sales of most of the other categories, the largest dollar decreases occurring in (i) contract manufacturing sales, (ii) the international segment of OEM sales, (iii) instrument-related sales, which are a part of the category below entitled Shipping and Other,  and (iv) Aspirin Works sales. The weakness in Aspirin Works sales and in our contract manufacturing sales resulted from a continued slow down in demand from a major customer, who is a major customer for our Aspirin Works assay in addition to being a major customer for our contract manufactured products.  Instrument-related sales decreased as a result of the phaseout of this portion of the Company’s business.

	Six months ended
	December 31,		% Incr.
	2014	2013	(Decr.)
Total Revenues:
By Geographical Breakdown
North America	$5,454,792	$5,069,486	7.6%
International	$398,585	$519,706	(23.3)%
Total Revenues	$5,853,377	$5,589,192	4.7%

	December 31,		% Incr.
	2014	2013	(Decr.)
Total Revenues:
By Category
Phospholipid Sales	$1,349,374	$1,275,288	5.8%
Coagulation Sales	$474,374	$438,872	8.1%
Aspirin Works Sales	$441,513	$615,393	(28.3)%
Hyaluronic Acid Sales	$341,981	$362,550	(5.7)%
OEM Sales	$374,718	$415,960	(9.9)%
Contract Manufacturing	$938,035	$1,630,660	(42.5)%
R & D Contract	$1,670,138	$454,527	267.5%
Shipping and Other	$263,244	$395,942	(33.5)%
Total Revenues	$5,853,377	$5,589,192	4.7%

Cost of revenues.  Total cost of revenues, as a percentage of total revenues, decreased to 44.2% for the six months ended December 31, 2014 versus 52.6% for the six months ended December 31, 2013. This decrease for the six month period was due to lower cost of goods sold for our manufactured goods in addition to substantially lower cost of revenues related to grants and contract research and development revenues, primarily as a result of the Lilly Agreement plus the effect of the June 30, 2014 expiration of the ELITech joint product development agreement. The reduction in the cost of goods sold for our core products was primarily attributable to the continuing effort to better manage the Company’s raw materials purchasing practices in addition to the continuing benefits being derived from the increased automation of the Company’s manufacturing processes.

Six months ended December 31, 2014

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$4,182,038	$1,671,339	$5,853,377
DIRECTLY RELATED COST OF REVENUES	$1,990,282	$598,081	$2,588,363
COST OF REVENUES AS % OF TOTAL REVENUES	47.6%	35.8%	44.2%

Six months ended December 31, 2013

	CORE BUSINESS	R & D AND GRANT	TOTAL
REVENUES	$5,134,666	$454,526	$5,589,192
DIRECTLY RELATED COST OF REVENUES	$2,622,948	$318,278	$2,941,226
COST OF REVENUES AS % OF TOTAL REVENUES	51.1%	70.0%	52.6%

Selling and marketing expenses.  For the six months ended December 31, 2014, selling and marketing expenses decreased $80,575 or 8.8%, to $832,743 from $913,318 for the six months ended December 31, 2013. The $80,575 decrease resulted primarily from decreases of $31,195 in labor-related expenses, $15,942 in outside services, and $39,109 in trade show and travel related expenses, partially offset by a net increase of $5,671 in other selling and marketing expenses.

Research and development Expenses. Gross research and development expenses, prior to the reclassification of a portion of said expenses to cost of revenues, increased $342,680 to $1,013,771from $671,091 for the six months ended December 31, 2013, primarily as a result of the Lilly Agreement and the NIH Ebola grant. The $342,680 increase resulted primarily from increases of $111,084 in labor-related expenses, $31,584 in lab supplies, $14,537 in product testing expense, and $10,718 in outside services, plus a net increase of $174,757 in other research and development expenses.

General and administrative expenses. For the six months ended December 31, 2014, general and administrative expenses increased $$1,249,992 or 113.7% to $2,349,450 from $1,099,458 for the six months ended December 31, 2013. The $1,249,992 increase resulted primarily from an increase of $1,228,246 in merger transaction and litigation related expenses and an increase or $49,689 in labor related expenses, partially offset by a net decrease of $27,943 in other general and administrative expenses.

(d)                                 Adjusted EBITDA

The Company’s earnings (loss) before interest, taxes, depreciation, amortization, and non cash expense associated with stock based compensation (“Adjusted EBITDA”) increased $252,374, to $537,054 for the quarter ended December 31, 2014 compared with Adjusted EBITDA of $284,680 for the quarter ended December 31, 2013. The primary reason for the increase in Adjusted EBITDA for the current quarter was the larger net income earned in the current period. Adjusted EBITDA decreased $614,013, to a negative EBITDA of $141,883 for the six months ended December 31, 2014 compared with Adjusted EBITDA of $472,130 for the six months ended December 31, 2013. The primary reason for the decrease in Adjusted EBITDA for the current six month period was the net loss incurred in the current period versus net income earned in the prior year. Although Adjusted EBITDA is not a GAAP measure of performance or liquidity, the Company believes that it may be useful to an investor in evaluating the Company’s ability to meet future debt service, capital expenditures and working capital requirements. However, investors should not consider these measures in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of Adjusted EBITDA to net income (loss) as shown on the accompanying Statement of Operations can be made by eliminating depreciation and amortization expense, corporate stock based compensation expense, interest expense, and income tax expense, if any, from the net income (loss) and further eliminating any interest income from said net income (loss) as in the following table:

	3 Months ended December 31, 2014	3 Months ended December 31, 2013	6 Months ended December 31, 2014	6 Months ended December 31, 2013
RECONCILIATION OF ADJUSTED EBITDA:
Net income (loss)	$433,533	$178,497	$(340,325)	$262,544

Add back:
Depreciation and amortization	73,776	66,338	146,600	129,336
Stock-based compensation expense	27,567	37,663	56,386	60,417
Interest expense, net of interest income	2,178	2,182	4,669	5,833
Income tax benefits	—	—	(9,213)	14,000
Adjusted EBITDA	$537,054	$284,680	$(141,883)	$472,130

(e)                                  Financing Agreements

Under the LSQ Revolving Credit and Security Agreement dated July 14, 2011 between the Company and LSQ (the “LSQ Agreement”), LSQ provided a line of credit (“Line”) to the Company under which LSQ agreed to make loans to the Company in the maximum principal amount outstanding at any time of $1,500,000. Interest accrued on the average outstanding principal amount of the loans under the Line at a rate equal to 0.043% per day (15.7% APR). Loans under the Line were permitted to be repaid and such repaid amounts re-borrowed until the maturity date. In addition, pursuant to the terms of the LSQ Agreement, we granted to LSQ a security interest in all of our personal property to secure the repayment of the loans under the Line and all other of our obligations to LSQ, whether under the LSQ Agreement or otherwise. The LSQ Agreement was terminated effective October 27, 2013. For the quarter ended December 31, 2013, LSQ funded a total of $922,569. Fees paid to LSQ for interest and other services for the quarter ended December 31, 2013 totaled $353. For the six months ended December 31, 2013, LSQ funded a total of $3,043,708, of which $375 was owed to us by LSQ as of December 31, 2013. Fees paid to LSQ for interest and other services for the six months ended December 31, 2013 totaled $793.

On August 28, 2013, the Company entered into a Business Loan Agreement (the “Loan Agreement”) effective August 15, 2013 between the Company and Bank of the West (the “Bank”). This Loan Agreement replaced the LSQ Agreement noted above.

Pursuant to the terms of the Loan Agreement, the Bank is providing a revolving line of credit (the “Revolver”) to the Company not to exceed $1,500,000. Interest accrues at a variable one month LIBOR (currently 0.18%) plus 4.00% per annum. Interest payments are due monthly. As of December 31, 2014, the annual interest rate was 4.15%.

Unless terminated by the Company or accelerated by the Bank in accordance with the terms of the Loan Agreement, the Revolver will terminate and all loans there under must be repaid on November 5, 2014. The Bank has agreed to an extension of the Revolver until February 5, 2015, at which time the term of the Revolver expired.

The Loan Agreement contains certain representations, warranties, covenants and events of default typical in financings of this type, including, for example, limitations on assuming additional debt, making investments, or the sale of Company assets or other changes in the ownership of the Company. As of December 31, 2014, the Company was in compliance with the financial covenants of the Revolver.

In addition, pursuant to the terms of the Loan Agreement, the Company granted to the Bank a security interest in all of the Company’s assets to secure the repayment of the loans under the Revolver and to secure all other obligations of the Company to the Bank.

The Company will use any money it receives under the Loan Agreement for general short term working capital purposes.

The Revolver was activated on October 30, 2013. During the quarter and six months ended December 31, 2014, the Company did not request any funding from the Bank under the Revolver. Consequently, there were no fees paid to the Bank for interest or other services for the same period.

(f)                                   Liquidity and Capital Resources

At December 31, 2014, our working capital decreased by $247,527, to $4,922,688 from $5,170,215 at June 30, 2014, and concurrently, our current ratio (current assets divided by current liabilities) decreased from 5.7 to 1 at June 30, 2014 to 3.9 to 1 at December 31, 2014. The decrease in working capital is primarily attributable to the net loss for the current period plus the increases in both accounts receivable and in inventories.

At December 31, 2014, trade and other receivables were $2,231,680 versus $1,982,200 at June 30, 2014. At December 31, 2014, inventories were $1,974,767 versus $1,782,235 at June 30, 2014. Accounts payable, accrued payroll and other accrued expenses increased by a combined $603,211 to $1,640,980, from $1,037,769 at June 30, 2014.

For the six months ended December 31, 2014, cash provided by operating activities amounted to $89,398 versus cash used by operations of $122,995 for the six months ended December 31, 2013. The switch from cash used by operations to cash provided by operations for the current six month period resulted primarily from the increases in accounts payable and accrued liabilities for the current period, partially offset by the net loss for the current six month period and the increases in inventories and prepaid expenses.

Net cash used by investing activities, essentially the purchase of new equipment, was $121,736 for the six months ended December 31, 2014, compared to net cash used by investing activities for the six months ended December 31, 2013 totaling $162,305. This resulted from the purchase of new laboratory equipment in addition to the build-out and expansion of our manufacturing area.

Net cash used by financing activities amounted to $29,401 for the six months ended December 31, 2014 compared to net cash provided by financing activities for the six months ended December 31, 2013 totaling $283,581. The switch from cash provided to cash used by financing activities, was primarily due to very low proceeds received from the issuance of common stock because of the expiration of the ELITech joint product development agreement.

In summary, the $89,398 of cash provided by operating activities was more than offset by the cash used by financing and investing activities, resulting in a net decrease in cash amounting to $61,739 for the current period.

We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception, net of accreted dividends on redeemable common and redeemable preferred stock, have aggregated $13,839,368 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. Historically, we have financed our operations primarily through long-term debt, factoring of accounts receivables, and the sales of common stock, redeemable common stock, and preferred stock. We have also financed operations through sales of diagnostic products and agreements with strategic partners. We have developed and are continuing to modify an operating plan intended to eventually achieve sustainable profitability, positive cash flow from operations, and an adequate level of financial liquidity. Key components of this plan include consistent revenue growth and the cash to be derived from such growth, as well as the expansion of our strategic alliances with other biotechnology and diagnostic companies, securing diagnostic-related government contracts and grants, improving operating efficiencies to reduce our cost of sales as a percentage of sales, thereby improving gross margins, and lowering our overall operating expenses. If our sales were to decline, are flat, or achieve very slow growth, we would undoubtedly incur operating losses and a decreasing level of liquidity for that period of time.

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

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, a total of 2,694,545 warrants were exercised on a cashless basis, in exchange for 736,659 shares of common stock. The cashless exercises were exempt from registration under Rule 144 of the Securities Act of 1933, as amended.

Item 3.                                    Defaults Upon Senior Securities

None

Item 4.                                    Mine Safety Disclosures

Not applicable

Item 5.                                    Other Information

None

Item 6.                               Exhibits

a.              Index to and Description of Exhibits.

Exhibit Number	Description of Exhibit

10.1

Change in Terms Agreement to the Promissory Note between the Company and Bank of the West dated November 4, 2014, filed as Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2014 and incorporated herein by reference.

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

CORGENIX MEDICAL CORPORATION

February 13, 2015	By:	/s/ Douglass T. Simpson
Douglass T. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William H. Critchfield
Senior Vice President Operations and Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)